Form 10-Q
period 2010-08-31
Surna Inc.
filed 2010-10-14
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-164578

SURNA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2nd Floor, 1901 Avenue of the Stars
Los Angeles, CA  90067
(Address of principal executive offices, including zip code)

213-985-1939
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,000,000 as of October 13, 2010.

TABLE OF CONTENTS

		Page

PART I.

Item 1.	Financial Statements.	3

	Financial Statements:

	Balance Sheets as of August 31,2010 and November 30, 2009 (Unaudited)	F-1

	Statement of Expenses for the three months and nine months ended August 31, 2010 and for the period from October 15, 2009 (inception) to August 31, 2010 (Unaudited)	F-2

	Statement of Cash Flows for the nine months ended August 31, 2010 and for the period from October 15, 2009 (inception) to August 31, 2010 (Unaudited)	F-3

	Notes to the Financial Statements (Unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures.	10

PART II.

Item 1A.	Risk Factors.	10

Item 2.	Changes in Securities and Use of Proceeds.

Item 6.	Exhibits.	10

Signatures		11

Exhibit Index		12

PART I.  FINANCIAL INFORMATION

ITEM 1.          INTERIM FINANCIAL STATEMENTS

Surna Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31,	November 30,
	2010	2009

ASSETS
Current Assets
Prepaid Expenses	$2,972	$-
Rent Deposit	250	-

Total Current Assets	3,222	-

TOTAL ASSETS	$3,222	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Rent Payable	$139	$-
Shareholder Loans	14,400	-
TOTAL CURRENT LIABILITIES	14,539

TOTAL LIABILITIES	14,539

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 100,000,000 shares
authorized, Nil shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 15,000,000 shares issued and outstanding	150	150
Additional paid-in capital	14,850	14,850
Deficit accumulated during the development stage	(26,317)	(15,000)
TOTAL STOCKHOLDERS’ DEFICIT	(11,317)	-

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$(3,222)	$-

See accompanying notes to the unaudited financial statements.
F-1

Surna Inc
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			From October
	Three Months	Nine Months	15, 2009
	Ended	Ended	(inception) To
	August 31,	August 31,	August 31,
	2010	2010	2010

EXPENSES
Professional fees	$1,200	$5,700	$20,700
Bank service charge		25	25
Rent Expense	387	1,088	1,088
Software Development	404	4,504	4,504

Total Expenses	1,991	11,317	26,317

LOSS FROM OPERATIONS	(1,991)	(11,317)	(26,317)

NET LOSS	$(1,991)	$(11,317)	$(26,317)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	15,000,000	15,000,000

See accompanying notes to the unaudited financial statements.
F-2

Surna Inc.
(A Development Stage Company)
Statement of Cash Flow
(Unaudited)

	Nine Months	October 15, 2009
	Ended	(Inception) to
	August 31,	August 31,
	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,317)	$(26,317)
Adjustments to reconcile net loss to cash used by
operating activities:
Net change in:
Prepaid Software Development expenses	(2,972)	(2,972)
Rent Deposit	(250)	(250)
Prepaid rent	-	-
Rent Payable	139	139

NET CASH USED BY OPERATING ACTIVITIES	$(14,400)	$(29,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders Loan from 7bridge Capital Partners	14,400	14,400
Proceeds from sale of stock to 7bridge Capital Partners		15,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$14,400	$29,400

NET INCREASE IN CASH AND CASH EQUIVALENTS
Cash and cash equivalents, beginning of period	0	0
Cash and cash equivalents, end of period	$0	$0

Supplemental disclosure of cash flow information:
Interest Paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to the unaudited financial statements.
F-3

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to August 31, 2010 of $26,317.  The Company intends to fund operations through sales and equity financing arrangements.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital and then attaining profitable operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

From inception to August 31, 2010, 7bridge Capital Partners advanced Surna $14,400 cash. This advance is non-interest bearing, unsecured and due on demand.

NOTE 4 – SUBSEQUENT EVENTS

Effective September 10, 2010 7bridge Capital Partners Limited, the Company’s majority shareholder, changed its name to 7bridge Capital Management Limited.

F-4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our software products and website and sell products and services to our customers. We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website. Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering.  We believe that we will be able to raise enough money through our public offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy.  If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph.  Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Upon completion of our public offering, our specific goal is to profitably sell products on our Internet website to the public.  We intend to accomplish the foregoing by the following steps.

1.         Complete our public offering.  We believe that we will raise sufficient capital to begin our operations.  We believe this could take up to 240 days.  We will not begin operations until we have closed our public offering.  We intend to concentrate all of our efforts on raising as much capital as we can during this period.  After we complete our public offering, we intend to spend the funds as described in the Use of Proceeds section of this prospectus.

2.         After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations.  Establishing our office will take approximately a week.  We have allocated $10,000 for the initial setup of the office.  We do not intend to hire employees unless we raise at least $150,000.  Richard Clarke, our president and a member of the board of directors will handle our administrative duties.

3.         We have spent time designing the website.  We plan to retain a website developer create a state of the art website to promote our products.  We expect to spend $5,000 to $10,000 for the website which will include graphics and links from our site.

4.         Marketing and advertising will be focused on promoting our website and software products.  The advertising campaign may also include the design and printing of various sales materials.  We intend to market our products and website through traditional sources such as advertising in magazines, billboards, telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email.  Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 and $35,000.

5.         We intend to continue to develop our software.  We anticipate spending between $5,000 and $20,000.

We anticipate that we will generate revenues as soon as we beginning providing services to customers.

We will be conducting continuing research with respect to our software.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations.  If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are in a start-up stage operations and have not generated any revenues.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele at a profit.  We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on October 15, 2009 to August 31, 2010

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain names www.surna.com and www.surna.org and commenced construction of our web site. Our loss since inception is $26,317 for legal fees, initial software development services and office rent.  We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

Since inception, we sold 15,000,000 shares of common stock to 7bridge Capital Partners Limited for $15,000.

Three and Nine Months Periods Ending August 31, 2010:

The net loss from operation for the three months ended August 31, 2010 was $1,991 of which $1,200 is for audit fees, $403 software development related charges, and $387 for office rent expense. We have had a loss from operation for the nine months ended August 31, 2010 of $11,317 of which $5,700 is for professional fees including legal fees and audit fees, $4,503 for software development related expense, $1,088 for rent expense, and $25 bank charges.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 15,000,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of August 31, 2010, our total assets were $3,222 and our total liabilities were $14,539.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective due to a lack of qualified accounting personnel, which also results in a lack of segregation of duties.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 26, 2010, our Form S-1 registration statement (SEC file no. 333-164578) was declared effective by the SEC. Pursuant to the Form S-1, we are offering 750,000 shares minimum, 1,500,000 shares of common stock maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. As of October 13, 2010, we sold 30,000 shares of common stock and raised $3,000.

ITEM 6.          EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of October, 2010.

SURNA INC.
(the “Registrant”)

BY:	RICHARD CLARKE
Richard Clarke
President, Principal Executive Officer and a member of the Board of Directors

BY:	T. C. TAN
T. C. Tan
Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.