Form 10-K
period 2010-11-30
Surna Inc.
filed 2011-02-28
CIK 1482541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2010

Commission File Number:   333-164578

SURNA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2nd Floor, 1901 Avenue of the Stars
Los Angeles, CA   90067
(Address of principal executive offices, including zip code)

213-985-1939
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2010: $0.00.

At February 28, 2011, 15,835,000 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

We were incorporated in the State of Nevada on October 15, 2009. We intend to develop software products and services.

As a part of this we plan to develop software and commercial applications related to social interactions between people that deal with “Complex Event Processing” (or CEP). CEP is an information analysis technique that helps discover information that can be inferred by analyzing and correlating aspects of many other pieces of information, which are referred to as “Events”. The focus of our initial CEP software development will be to enhance existing “Open-Source Software” applications for CEP, specifically through our surna.org website. After this we plan to develop commercial software applications and services throughout surna.com website.

We have not generated any revenues and the only operations we have engaged in is the development of a business plan, planning our website and preliminary work on the development of our software applications.

We have no plans to change our business activities or to combine with another business, and we are not aware of any events or circumstances that might cause its plans to change.

Our plan of operation is forward looking and there is no assurance that we will ever begin operations.  Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar plans.

Planned Services and Products

We are a start-up stage company. We are a company without revenues generating operations; we have minimal assets and have incurred losses since inception.  We are developing software products and associated websites (surna.com and surna.org) that will be used to promote our presence in the business community.  Our business focuses on providing software and statistical consulting services to enterprises seeking to better manage and exploit information contained in their databases and enhance their position in the market place.

Our software products are applications for a specialist area of software programming known as “Geospatial Complex Event Processing” (or GCEP). GECP is a refinement of “Complex Event Processing” (or CEP). The designation CEP refers to a concept that combines a number of information processing tools and techniques which are used to find useful information from amongst many different types of data. The Geospatial component in GCEP adds a geographic- location based component to the CEP correlations that can be made within different sets of data. As with other data mining disciplines, in CEP the different individual data points are referred to as Events.

An Event is something that happens. Events are happening all around us all the time. A price change in the securities market is an event. A transaction is an event. An airplane taking off is an event. There are also so called “non-events” to consider, i.e. something that does not happen, but was supposed to. A non-event could be a car part that misses a step in the assembly line or an inventory item that does not make it from the delivery truck to the warehouse. In one simple example of a Complex Event, Events could include: bells ringing, the appearance of a man in black; the appearance of a woman in white; the appearance of confetti. The “Complex Event” is one that infers something from these simple events: that a wedding is taking place.

The goal with all CEP is discover these complex, inferred Events by processing a number of other simple Events - that is having a computer program examining the simple Events against a series of predetermined and pre-programmed rules. Some of the techniques employed for CEP include the detection of complex patterns based on relationships between individual Events such as causality, membership of a group, membership of a type, and the timing of Events. GCEP adds the geographic location-based dimension to these CEP correlations.

Our GCEP products will initially expand on the functionality and capabilities of existing CEP products by adding the ability to incorporate geospatial references. Existing commercial applications employing CEP techniques include programs for algorithmic stock trading, credit card fraud detection, business activity monitoring, and security monitoring; and our software could be adapted to work with programs like these to provide a further geographic-based functionality to them.

For the statistical consulting services we aim to provide, CEP techniques will be used to discover information contained in the Events happening in any part of an organization, which will then be analyzed, in part by our software, and from which Complex Events may be deduced and from which subsequent action could be taken in real time or recommendations made based on the information discovered.

Our current software development is aimed at providing enhanced functionality to existing “Open Source” software applications for CEP. The first Open Source Software our products are designed to enhance is Esper Event Stream and Complex Event Processing for Java, created by EsperTech Inc. of Wayne, NJ. This and other Open Source projects we will conduct specifically through our surna.org website to keep them separated from our planed future commercial software products. “Open source” describes practices in the production, development and licensing of software that promote access to the product’s source materials, which typically means their computer source code, and end-product. Open Source software is freely available to anyone and anyone can use or modify the software, within the restrictions of the particular license the software was distributed under.

After this initial Open Source based development we plan to further develop commercial software applications and related consulting services throughout surna.com website. The applications will extend internal corporate software controls, often referred to as Reporting Environments, to be able to report on Geospatial relationships and enable real-time tracking of resources such as equipment or personnel in the field, within buildings or on campuses.

Current Software Development Program

Software development has started with the Geospatial Complex Event Processing Engine (GCEP Engine), a program written in the Java programming language that adds functionality to Esper for Java. The GCEP Engine accepts real time Events as inputs, analyzes that Event against the logic rules built into the program, and will then trigger additional actions as an output. The GCEP Engine is a server based component and does not contain any end-user interfaces, except for administrative tools that will be used to define inputs for the program; it will be a core component for our future commercial software.

The GCEP Engine Version 0.1 “OGC ST* Functions” was released on April 22, 2010 on the website launchpad.net/gcep, which can also be accessed through our surna.org website, under the GNU GPL v2 Open Source license. The GCEP Engine as a middleware component provides a service in evaluating data passed to it by other software programs so, although this source code is currently available for anyone to download, it would not be of use in of itself to our potential future customers or other general end-users. It is designed to be integrated into other software systems and as such is of use to software developers who are looking to add this specialized functionality to their products, which would include our own planned software. As an Open Source release we cannot charge, and are not charging, for the GCEP Engine itself and the future revenue that could be derived from this component would be fees for support services, which would likely be a part of service fee packages we would charge customers for our software products still to be developed. To date we are not aware of any downloads or specific utilization of the GCEP Engine by any third-parties.

The title of release 0.1 OGC ST* Functions refers to the Open Geospatial Consortium (OGC), an industry grouping of companies, government agencies and universities participating to develop publicly available interface standards. The OGC OpenGIS standards support interoperable solutions that “geo-enable” web, wireless and location-based services to make spatial information and services accessible across multiple platforms. The GCEP Engine has implemented 12 functions for Esper for Java that conform to OCG OpenGIS standards; these 12 functions are: Contains, Within, Disjoint, Intersects, Overlaps, Crosses, Intersection, Touches, Buffer, Relate, Union, ConvexHull.

Software development on the GCEP Engine has been undertaken by two independent consultants, Dr. Richard Brandt and David P. Hanson. The development effort to-date has been on their own time and we have no formal contract with either. We have contributed to the development effort only through payment for web hosting and data processing services that they have utilized. Both Dr. Brandt and Mr. Hanson will continue to as our consultants on a part-time basis. They have a long history in software development and IT consulting, and their expertise would be crucial for the further development of our software products and provision of consulting services.

Target Market

We intend to target corporations located in the United States, Canada and Asia-Pacific.

Marketing

Initially, our services will be promoted by our officers and directors. They will discuss our services with executives with which they have had previous contact. We also anticipate utilizing several other marketing activities in our attempt to make our services known to corporations and attract clientele. These marketing activities will be designed to inform potential clients about the benefits of using our services and will include the following: development and distribution of marketing literature; direct mail and email; advertising; promotion of our web site; and industry analyst relations.

Revenue

Initially, we intend to generate revenue from three sources:

1.         Term Fee - By charging a fee for a given term for software and ongoing support;
2.         Fixed Fee - By charging a fixed fee for projects and software implementation;
3.         Hourly Fee - By charging an hourly fee for advisory services.

We intend to develop and maintain a database of all our clients so that we can anticipate various needs and continuously build and expand our advisory services and software products.

Competition

We compete with managerial and technology consulting services. We will not be differentiating ourselves from the foregoing, but merely competing with them. The managerial consulting market is large and fragmented, and may be difficult to penetrate. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well-established managerial consulting and technology consulting firms with records of success currently attract customers. Since we have not started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of the range of advisory services and the quality of advisory services that we intend to provide. At this time, our principal method of competition will be through personal contact with potential clients.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Websites

We currently have two websites: surna.com and surna.org.  Both websites are partially developed for use in promoting and promoting services and products, with surna.org for collaboration on open-source software development projects and surna.com for our commercial software offerings. We also have registered the web domain surna.net. We currently do not have a use for this but it may be utilized in the promotion of our business in the future. The websites were developed by our officers and directors without the assistance of independent website developers.

Source and Availability of Products and Services

Our software will be developed by independent developers on a contract basis and our own programmers, if we hire them. Any packaged software will be manufactured by a number of suppliers and on a unit basis.  There is no shortage of raw material for our software.

Seasonality and Cyclicality

We do not believe we will be impacted by seasonal changes, however; expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns.

Proprietary Rights

We have no patents, copyrights or trademarks to protect our software.  We protect it only by keeping it a secret.  If someone learns to reproduce it, they will be able to compete with us.

Research and Development

Our officers and directors have not spent anything on research and development since our inception.  Our software and websites are only partially complete and development work so far has been undertaken by contractors on a part-time, no-fee basis with the expectation of potential remuneration in the future.  Our officers and directors have spent minimal time since our incorporation on the creation of products or services and no other costs have been incurred.  The money budgeted for the software and website is based on these contractors being paid a minimal amount to finish the initial development work; but further work will likely be required after this and unless we can offer the developers a higher level of compensation in the future it is unlikely they will be able to continue to work on the development of these products.  Our officers and directors do not have the necessary expertise to undertake this and will not be spending time on the task.

Properties

We own no property.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce.  However, the Internet is increasingly popular.  As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet.  These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.  Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies.  The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties.  We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

We not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters.  The vast majority of such laws were adopted prior to the advent of the Internet.  As a result, they do not contemplate or address the unique issues of the Internet and related technologies.  Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our products  will be available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country.  We are qualified to do business only in Nevada.  Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.  Currently, we are qualified to do business in Nevada and will be qualified to do business in Hong Kong prior to commencing operations.  Other than Nevada and Hong Kong, we do not believe we will have to qualify to do business in any other jurisdiction.

In Nevada, we are required to pay an annual fee to the Nevada Secretary of State of $165.00.  Nevada has no corporate income taxes.  That is why it is so attractive to do business there.

Other than the foregoing, no governmental approval is needed for the sale of our products in the United States or the State of Nevada.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees, primarily software developers and programmers, on an as-needed basis.  Employees will only be hired if we have sufficient revenues and/or cash to pay for their services.  Until we have sufficient revenues and/or cash all work and development will be done by independent contractors on a part-time, no-fee basis, but whom we will need to retain on a commercial basis to be able to support future business activities.

Offices

Our principal office is located at 2nd Floor, 1901 Avenue of the Stars, Los Angeles, California, 90067.  We do not use any space at this office currently but pay a monthly fee of $125 for use of the address and have the right to use space on an as-needed basis, for additional fees.  We will not utilize this until circumstances call for it; our telephone number is 213-985-1939.  Our registered agent for service of process is the National Registered Agents Inc. of NV, located at 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our directors also occupy space in the offices 7bridge Capital Management Limited, our sole shareholder, located at 19th floor, Two IFC, 8 Finance Street, Central, Hong Kong.  We use approximately 50 square feet of space in this location on a rent free basis for six months commencing 1 June, 2010. The office space is currently adequate for our needs.  If we grow and more space is required, we intend to move our operations or rent additional space in Hong Kong or China to supplement our existing facilities.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	PROPERTIES.

None.

ITEM 3.          LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Holders

There are 52 holders of record for our common stock.  There are a total of 15,835,000 shares of common stock outstanding, 15,000,000 of which are restricted.  One of our shareholders is 7bridge Capital Management Limited and is indirectly owned and controlled by Richard Clarke, our president and a director, and by Cherry Ping-Wai Lim, one of our directors.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

On August 26, 2010, our Form S-1 registration statement (SEC file no. 333-164578) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers. On November 30, 2010, we completed our public offering and sold 835,000 shares of common stock to 51 individuals and raised $83,500.  Since then, we have not spent any of the proceeds.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

To meet our need for cash we raised money from our public offering.  We believe that we raised enough money through our public offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of Operation

With the completion of our public offering, our specific goal is to profitably sell products and/or services through our Internet website, to companies and the public. We intend to accomplish this through the following steps:

1.         Having completed our public offering, we believe that we have raised sufficient capital to begin our operations, which we believe this could take up to 270 days to set-up.

2.         We will establish our office and begin to acquire the equipment we need to commence operations, a process that we have started but is currently at a preliminary stage.  Establishing our offices will likely take longer than originally expected as we also intend to look at locations for this in Hong Kong, Singapore or another city in the Asia-Pacific region.  We have allocated $10,000 for the initial setup of the office. As we did not raise $150,000 or more we will not look to hire any full-time employees in the short-term.

3.         We have spent time designing the website in the past but we believe that it will need to be redesigned if we are likely to be successful in promoting our products and services offerings. We expect this will cost between $5,000 and $10,000 for a site that services our minimum current requirements, and are currently exploring the best options for procuring these web design services, including from developers in Hong Kong and/or China, which we feel may be more cost-effective.

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

We anticipate that we will generate revenues as soon as we beginning providing services to customers. We will be conducting continuing research with respect to our software.  We currently do not foresee any need to buy or lease significant equipment during the next twelve months.

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

Results of operations

From Inception on October 15, 2009 to November 30, 2010

During the period, we incorporated, hired the attorney, and hired the auditor for the preparation of our registration statement. We have prepared an internal business plan.  We have registered the domain names www.surna.com and www.surna.org and commenced construction of our interim web site. Our loss since inception is $39,726 for legal fees, initial software development services, placement expenses and office rent.  We have not started our proposed business operations.

Since inception, we sold 15,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. From September through November, the company placed 835,000 shares to 51 individuals at $0.10 per shares and raised $83,500 excluding expenses.

Years Ended November 30, 2010 and November 30, 2009

The net loss from operation for the three months ended November 30, 2010 was $13,408 of which $10,645 is legal and professional fee, $1,000 for transfer agent fees, $467 for bank service charge, $300 for office rent expense, $253 for placement expense, $550 for licenses and permits, $161 for software development expenses and $33 for general office administration expense.. We have had a loss from operation for the full year ending November 30, 2010 of $24,725 of which $16,345 is for professional fees including legal fees and audit fees, $4,664 for software development related expense, $1,389 for rent expense, $1,000 for transfer agent fee, $253 for placement expense, $550 for licenses and Permits, $33 for general administration expenses and $492 bank charges.

Liquidity and capital resources

We issued 15,835,000 shares of common stock, 15,000,000 shares pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and 835,000 shares pursuant to our public offering.  Both were accounted for as sales of common stock.

As of November 30, 2010, our total assets were $76,525 and our total liabilities were $17,751.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SURNA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surna, Inc.
(A Development Stage Company)
Los Angeles, California

We have audited the accompanying balance sheets of Surna, Inc. (the "Company") as of November 30, 2010 and 2009, and the related statements of expenses, cash flows and changes in stockholders’ equity for the year ended November 30, 2010, for the period from October 15, 2009 (inception) through November 30, 2009, and for the period from October 15, 2009 (inception) through November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surna, Inc., as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the year ended November 30, 2010, for the period from October 15, 2009 (inception) through November 30, 2009, and for the period from October 15, 2009 (inception) through November 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surna Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

February 28, 2011

Surna Inc.
(A Development Stage Company)
Balance Sheets

	November 30,	November 30,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$73,314	$-
Prepaid Expenses	3,211	-

Total Current Assets	76,525	-

TOTAL ASSETS	$76,525	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable & Accrued liabilities	$51	$-

Advance from Related Party	17,700	-

TOTAL LIABILITIES	17,751

STOCKHOLDERS’ Equity
Preferred stock, $0.00001 par value, 100,000,000 shares
authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 15,835,000 shares issued and outstanding	158	150
Additional paid-in capital	98,342	14,850

Deficit accumulated during the development stage	(39,726)	(15,000)
TOTAL STOCKHOLDERS’ Equity	58,774	-

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,525	$-

See accompanying notes to the audited financial statements.

Surna Inc.
(A Development Stage Company)
Statements of Expenses
For the Year Ended November 30, 2010, for period October 15, 2009 (Inception) to November 30,
2009 and for the period October 15, 2009 (Inception) to November 30, 2010

		From October	From October
		15, 2009	15, 2009
		(inception) To	(inception) To
	November 30	November 30	November 30
	2010	2009	2010
REVENUES	$-	$-	$-

EXPENSES
Professional fees	16,345	15,000	31,345
Transfer Agent fees	1,000		1,000
Bank service charge	492		492
Rent Expense	1,389		1,389
Placement expense	253		253
Licenses and Permits	550		550
Software Development	4,664		4,664
Office Admin Expense	33		33

Total Expenses	24,726	15,000	39,726

LOSS FROM OPERATIONS	(24,726)	(15,000)	(39,726)

NET LOSS	$(24,726)	$(15,000)	$(39,726)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	15,034,315	15,000,000

See accompanying notes to the audited financial statements.

Surna Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period from October 15, 2009 (Inception) to November 30, 2010

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at Inception,
October 15, 2009	-	$-	$-	$-	$-

Common stock issued
for cash	15,000,000	150	14,850		15,000

Net loss for the year
ended November 30, 2009	-	-	-	(15,000)	(15,000)

Balance, November 30, 2009	15,000,000	150	14,850	(15,000)	-

Common stock issued
for cash	835,000	8	83,492		83,500

Net loss for the year
ended November 30,2010	-	-	-	(24,726)	(24,726)

Balance, November 30, 2010	15,835,000	$158	$98,342	$(39,726)	$58,774

See accompanying notes to the audited financial statements.

Surna Inc.
(A Development Stage Company)
Statement of Cash Flow
For the Year Ended November 30, 2010 and November 30, 2009, for the
period October 15, 2009 (Inception) to November 30, 2010

			October 15, 2009
			(Inception) to
	November 30,	November 30,	November 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,726)	$(15,000)	$(39,726)
Adjustments to reconcile net loss to cash used by
operating activities:
Net change in:
Prepaid Software Development expenses	(2,961)		(2,961)
Rent Deposit	(250)		(250)
Payable	51		51

NET CASH USED BY OPERATING ACTIVITIES	(27,886)	(15,000)	(42,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders Loan from 7bridge Capital
Management Limited	17,700		17,700
Proceeds from Placement of stocks	83,500	15,000	98,500

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES	101,200	15,000	116,200

NET INCREASE IN CASH AND CASH
EQUIVALENTS	73,314	-	73,314
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$73,314	$-	$73,314

See accompanying notes to the audited financial statements.

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements

NOTE 1 - BASIS OF PRESENTATION

Surna Inc (the “Company”) was incorporated in Nevada, USA, on October 15, 2009. The Company has limited operations and in accordance with FASB AC 915-15, is considered a development stage company, and has had no revenues from operations to date.

Initial operations have included organization, capital formation, target market identification, and marketing plans. Management is planning to develop a website (surna.com) and will offer to major corporations globally state of the art management software that will enhance business competiveness.

The Company fiscal year end is June 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the Securities and Exchange Commission Act 1934.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. As of Nov 30, 2009, there were no cash equivalents.

Development Stage Company

The Company complies with Statement of Financial Accounting Standard ASC 915-15 and the Securities and Exchange Commission Exchange Act 7 for its characterization of the Company as development stage.

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard ASC 740, "Accounting for Income Taxes." Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending November 30, 2010.

Basic and Diluted Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments. The carrying value of the notes payable, approximate their fair value as November 30, 2010.

NOTE 3 - RELATED PARTY TRANSACTIONS

From inception to November 30, 2010, 7bridge Capital Management Limited advanced Surna $17,700 cash. This advance is non-interest bearing, unsecured and due on demand.

NOTE 4 - COMMON STOCK

During the year ended November 30, 2010, the company received $83,500 for the sale of 835,000 common shares at $0.10 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2010, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the monitoring and review of work performed by our limited accounting staff in the preparation of financial statements, footnotes and financial data provided to our independent registered public accounting firm in connection with the annual audit. More specifically, the material weakness in our internal control over financial reporting is due to the fact that:

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of November 30, 2010, the Company’s internal control over financial reporting were ineffective.

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.
-	The Company does not have a comprehensive and formalized accounting and procedures manual.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serves until his or his successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Richard Clarke	36	President, Principal Executive Officer, Secretary,
1524, 10 Chater Road		and a member of the Board of Directors
Central, Hong Kong

T.C. Tan	45	Principal Financial Officer, Principal Accounting
99 Richardson Quay		Officer and Treasurer
#18-13 Singapore 238258

Cherry Ping-Wai Lim	44	Director
16F, North Point Terrace
North Point, Hong Kong

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Richard Clarke

Since our inception on October 15, 2009, Richard Clarke has been our President, Principal Executive Officer, Secretary, and a member of the Board of Directors.  Mr. Clarke and Ms. Lim own 94.72% of the outstanding shares of our common stock.  As such, they unilaterally decided that Mr. Clarke was going to be an officer and director.  Their decisions did not in any manner relate to Mr. Clarke’s previous employments.  Mr. Clarke’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Mr. Clarke as one of our officers and directors.  Since August 2006, he has been a partner with Lim Clarke & Co, a Hong Kong based private equity and venture capital group. Prior to this, from January 2003, he was a Senior Manager with 7bridge Capital Partners, which is now part of Lim Clarke & Co. Since May 2008, he has been a Director of ExpressTone HK, a Hong Kong based licensed telecommunications operator.

Teng-Chong Tan

Since November 24, 2009, Teng-Chong (“T.C.”) Tan has been our Principal Financial Officer and Principal Accounting Officer.  Mr. Clarke and Ms. Lim own 100% of the outstanding shares of our common stock.  As such, they unilaterally decided that Mr. Tan was going to be our principal financial officer and principal accounting officer.  Their decisions did not in any manner relate to Mr. Tan’s previous employments.  Mr. Tan’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Mr. Tim as one of our principal financial officer and our principal accounting officer. Since April 2006, Mr Tan has been a Private Equity Investor, managing a family office, where he invests mainly in Singapore, Hong Kong and Chinese equity markets. He is currently the Chief Financial Officer for Lim Clarke & Co, a Hong Kong based private equity and venture capital group, a position he has held since August 2006. From 2001 to April 2006, he was a Director and General Manager in Shanghai of Actix International, a U.K. based software company focused on the mobile telecommunications industry.

Cherry Ping-Wai Lim

Ping-Wai Lim, also known as Cherry Lim, has been a member of our Board of Directors, since January 10, 2010.  Mr. Clarke and Ms. Lim own 94.72% of the outstanding shares of our common stock.  As such, they unilaterally decided that Ms. Lim was going to be a director.  Their decisions did not in any manner relate to Ms. Lim’s’s previous employments.  Ms. Lim’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Ms. Lim as one of our directors.  Ms. Lim is currently a partner with Lim Clarke & Co, a Hong Kong based private equity and venture capital group. Since January 2010, she has been Chief Executive Officer and a Director of FTG Media Group, a private cross-media digital entertainment corporation headquartered in Hong Kong; and was Executive Director (from July 2009) and Chief Executive Officer (from December 2009) of Heyspace International, a precursor business to FTG Media.  From May 2008 until February 2009 she served as Vice President and Chief Operating Officer of Advanced ID Corp., a Radio-frequency identification (RFID) technology company whose common stock is traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol AIDO.  Prior to this, from March 2005 until May 2008, she was CEO of Tsing-Tech Innovations, a Hong Kong based venture capital incubation and industrialization fund.  From June 30, 2008 to February 24, 2009, Ms. Lim was a Director of EcoloCap Solutions Inc., which at the time was engaged in the business of providing services and products related to the reduction of greenhouse gases and whose common stock traded on the Bulletin Board under the symbol ECOS. From January 10, 2003 to January 13, 2006 Ms. Lim was a Director of Manaris Corporation (formerly C-Chip Technologies Corporation) and whose stock traded on the Bulletin Board under the symbol MANS.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Surna Inc.

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Clarke and Tan and Ms. Lim have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Consultants

Dr. Richard Brandt

Since October 2009 Dr. Richard Brandt has been our consultant. Dr. Brandt is an independent software developer who since November 2009 has been primarily employed by IBM in Brno in the Czech Republic, focal point for the Tivoli Application Dependency Discovery Manager (TADDM) practice, which delivers various services based on IBM software to clients worldwide. From August to November 2009 he was not otherwise employed while making personal preparations for transfer to the Czech Republic. Prior to this, from June 2008 to August 2009 he was with CNA Insurance, a provider of commercial property and casualty insurance in Chicago, Illinois, where he managed the enterprise monitoring system which provided alerts on outages of computers and applications for the entire enterprise. From April 2006 to June 2008 he was with IBM, based in Chicago but on assignment worldwide to solve critical situations that had not been solved by the normal support channels, primarily related to the Tivoli line of monitoring products. From April 2005 to March 2006 he was based in Shenzhen, China with Asia Payment Systems, a provider of payment services for credit card acceptors in Asia, where he was the chief technical manager. Prior to this, from December 2004 through March 2005 he was with CNA Insurance in Chicago, on a contract related to combining OS/2 and windows workstations and software; and before this, from April to November 2004, with Black

Diamond Data of North Palm Beach, Florida, which provided software for Asia Payment Systems, and where he was part of the integrated software development team. From May to December 2003 he was with Titan Corporation, which provided the software and hardware for the Saudi Arabian National ID Card System, in Riyadh, Saudi Arabia, where he was the team-lead on the project; and from December 2003 to April 2004 he not employed while taking time off after returning from Saudi Arabia. Dr. Brandt holds a Bachelor’s Degree in Sociology and Psychology from Houghton College, a Master’s Degree in Community School Leadership from Eastern Michigan University, and a Doctorate in Administration of Higher Education from Michigan State University.

David Hanson

Since October 2009 Mr. Hanson has been our consultant. Mr. Hanson is an independent software developer who since March 2006 has been primarily employed by Intergraph Corporation of Madison, Alabama, an independent software vendor, where he is Software Development Manager, managing and directing software development staff in defining, implementing, and testing software product requirements. Prior to this, from June 2003 to April 2006 he was with Black Diamond Data Systems of North Palm Beach, Florida as “Software Development Consulting – Principal”, where he consulted for and undertook software development tasks for customers. Mr. Hanson holds a Bachelor of Science degree from Minnesota State University, Mankato, and a Chartered Life Underwriter designation from The American College, Bryn Mawr, Pennsylvania.

Family Relationships

There are no family relationships between any of the officers, directors, or consultants.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors will devote time to projects that do not involve us.  There are no conflicts of interest with Lim Clarke & Co.  Further, we do not have any contractual relationships with Lim Clarke & Co., or any of its affiliates.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.2 to this report.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to this report.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.3 to this report.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last three fiscal years ending November 30, 2010 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard Clarke	2010	0	0	0	0	0	0	0	0
President & CEO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

T. C. Tan	2010	0	0	0	0	0	0	0	0
CFO & Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.  The following table sets forth compensation paid to our directors from inception on October 15, 2009 to our year end on November 30, 2010.  Since that time, we have not paid any compensation to Mr. Clarke or Ms. Lim as a director.

Director’s Compensation Table
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard Clarke	0	0	0	0	0	0	0
Cherry Ping-Wai Lim	0	0	0	0	0	0	0

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our sole director, officer and key employee, individually and as a group, and the present owner of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Richard Clarke [1]	7,500,000	47.36%
1524, 10 Charter Road
Central Hong Kong

Cherry Ping-Wai Lim [1]	7,500,000	47.36%
16F, North Point Terrace
North Point
Hong Kong

T.C. Tan	0	0.00%
99 Robertson Quay #18-13
238258
Singapore

All officers and directors as a group
(3 individuals)	15,000,000	94.72%

[1]	Title to the common stock is held in the name of 7bridge Capital Management Limited which is owned entirely by 7bridge Capital Partners Limited which is co-owned by Mr. Clarke and Ms. Lim.

Messrs. Clarke and Tan and Ms. Lim are our only promoters.

Future sales by existing stockholders

A total of 15,000,000 shares of common stock were issued to 7bridge Capital Management Limited, a company indirectly owned by our directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold by affiliates, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition, provided the Company was not a shell company when the shares were issued or prior thereto.  A shell company is a corporation with no or nominal assets or its assets consist solely of cash and no or nominal operations.  Accordingly, 7bridge Capital Management Limited, our majority shareholder, may not resell its shares under Rule 144 of the Act for a period on one year from the date we are no longer a shell company and we have filed a Form 8-K with the SEC and disclosed the information required by Item 5.06 thereof.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 52 holders of record for our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On October 15, 2009, we issued a total of 15,000,000 shares of restricted common stock to 7bridge Capital Management Limited for $15,000.  7bridge Capital Management Limited is indirectly owned and controlled by Richard Clarke, our president and a director, and by Cherry Ping-Wai Lim, one of our directors.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$3,200	MaloneBailey, LLP
2009	$2,500	MaloneBailey, LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	MaloneBailey, LLP
2009	$0	MaloneBailey, LLP

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February, 2011.

SURNA INC.
(the “Registrant”)

BY:	RICHARD CLARKE
Richard Clarke
President, Principal Executive Officer, Secretary and a member of the Board of Directors

BY:	T. C. TAN
T. C. Tan
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

RICHARD CLARKE	President, Principal Executive Officer, Secretary,	February 25, 2011
Richard Clarke	and a member of the Board of Directors

T. C. TAN	Principal Financial Officer, Principal Accounting	February 25, 2011
T. C. Tan	Officer, Treasurer and a member of the Board
Directors

CHERRY PING-WAI LIM	Member of the Board of Directors	February 25, 2011
Cherry Ping- Wai Lim

EXHIBIT INDEX

Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.				X

99.3	Disclosure Committee Charter.				X