Form 10-Q
period 2011-02-28
Surna Inc.
filed 2011-04-14
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54286

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,835,000 as of April 13, 2011.

TABLE OF CONTENTS

		Page

	PART I.

Item 1.	Financial Statements.	3

	Balance Sheet as of February 28, 2011 (unaudited) and November 30, 2010	F-1

	Statement of Expenses for the three months ended February 28, 2011 (unaudited) and February 28, 2010 (unaudited), and for the period from inception to February 28, 2011 (unaudited)	F-2

	Statement of Cash Flows for the three months ended February 28, 2011 (unaudited) and February 28, 2010 (unaudited), and for the period from inception to February 28, 2011 (unaudited)	F-3

	Notes to the Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

	PART II.

Item 1A.	Risk Factors.	10

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.	10

Item 6.	Exhibits.	11

Signatures		12

Exhibit Index		13

PART I.  FINANCIAL INFORMATION

ITEM 1.          INTERIM FINANCIAL STATEMENTS.

Surna Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	February 28,	November 30,
	2011	2010

ASSETS
Current Assets
Cash	$58,489	$73,314
Prepaid Expenses	1,228	3,211

Total Current Assets	59,717	76,525

TOTAL ASSETS	$59,717	$76,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIBILITIES
Accounts Payable & Accrued liabilities	$1,726	$51
Advance from Related Party	12,700	17,700

TOTAL LIABILITIES	14,426	17,751

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares
authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares
authorized, 15,835,000 shares issued and outstanding	158	158
Additional paid-in capital	98,342	98,342
Deficit accumulated during the development stage	(53,209)	(39,726)
TOTAL STOCKHOLDERS’ Equity	45,291	58,744

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,717	$76,525

F-1

Surna Inc.
(A Development Stage Company)
Statements of Expenses
(Unaudited)

			Inception
	Three Months	Three Months	(October 15,
	Ended	Ended	2009) to
	February 28,	February 28,	February 28,
	2011	2010	2011

EXPENSES
Professional fees	$9,571	$2,500	$40,916
Transfer Agents and brokerage fees	1,452	-	2,452
Bank service charge	102	25	594
Rent Expense	525	200	1,914
Placement expense	-	-	253
Licenses and Permits	-	-	550
Software Development	1,833	3,319	6,497
Office Admin Expense	-	-	33

Total Expenses	$13,483	$6,044	$53,209

LOSS FROM OPERATIONS	$(13,483)	$(6,044)	$(53,209)

NET LOSS	$(13,483)	$(6,044)	$(53,209)

BASIC AND DILUTED NET LOSS
PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	15,835,000	15,000,000

F-2

Surna Inc.
(A Development Stage Company)
Statement of Cash Flow
(Unaudited)

			Inception
	Three Months	Three Months	(October 15,
	Ended	Ended	2009) to
	February 28,	February 28,	February 28,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,483)	$(6,044)	$(53,209)
Adjustments to reconcile net loss to cash used by
operating activities:
Net change in:
Prepaid expenses and other current assets	1,983	(3,706)	(978)
Rent Deposit	-	(250)	(250)
Accounts payable	1,675	-	1,726

NET CASH USED BY OPERATING ACTIVITIES	(9,825)	(10,000)	(52,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders Loan from 7bridge Capital Management	(5,000)	10,000	12,700

Proceeds from Placement of stocks			98,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(5,000)	10,000	111,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	(14,825)	-	58,489
Cash and cash equivalents, beginning of period	73,314	-	-
Cash and cash equivalents, end of period	$58,489	$-	$58,489

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to February 28, 2011 of $53,209.  The Company intends to fund operations through sales and equity financing arrangements.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital and then attaining profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

From inception to February 28, 2011, 7bridge Capital Management advanced Surna cash with a balance of $12,700. This advance is non-interest bearing, unsecured and due on demand.

F-4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our software products and website and sell products and services to our customers. We have spent nominal time designing the website.  We intend to retain the services of a website developer to create the website. Accordingly, we must raise cash from sources other than operations.  Our only other source for cash at this time is investments by others in our company.  We must raise cash to implement our project and begin our operations.  Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months.  We will not begin operations until we raise money from this offering.

We believe that we have raised enough money through this offering to maintain operations for twelve months, but we cannot guarantee that once we begin operations we will stay in business after twelve months.  If we are unable to secure enough suppliers of products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  If we raise the minimum amount of money from this offering, it will last a year but with limited funds available to develop growth strategy.  If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

As we raised less than the maximum amount in our public offering, we may need to obtain additional money through further fund raising activities.  Other than as described in this paragraph, we have no other financing plans.

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

Results of operations

From Inception on October 15, 2009 to February 28, 2011

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain names www.surna.com and www.surna.org and commenced construction of our web site. Our loss since inception is $53,209 for legal fees and professional fees, initial software development services, bank charges, placement related expenses, brokerage fees and office rent.  We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

Since inception, we sold 15,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000.  Beginning September, 2010 to November, 2010, the company placed out 835,000 shares at $0.10 per shares to 51 new private shareholders and raised $83,500 excluding expenses. Total common stocks as of February 28, 2011 stands at 15,835,000.

For this quarter ending February 28, 2011, there is no revenue generated and total expenses incurred total $13,483.  The expenses consisted of professional legal fees and accounting and auditing expenses $9,571, transfer and brokerage fees $1,452, bank charges $102, office rental $525 and software development expenses $1,833.  Comparing with quarter ending February 28, 2010 were professional fees $2,500, bank charges $25, office rental 200 and software development charge $3,319; totaling $6,044.

Total asset as of February 28, 2011 was $59,717 made up of cash $58,489 and prepaid expenses $1,228.

Total liabilities stand at $14,426 after prepaying $5,000 to 7 bridge capital with balance outstanding shareholder loans amounting to $12,700.  Other total payables amount to $1,726.

Liquidity and capital resources

As of the date of this prospectus, we have yet to generate any revenues from our business operations.

We issued 15,835,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.

As of February 28, 2011, our total assets were $59,717 and our total liabilities were $14,426.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 26, 2010, our Form S-1 registration statement (SEC file no. 333-164578) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  As of February 28, 2011, we completed our public offering by selling 835,000 shares of common stock and raising $83,500. Since completion of our public offering, we have used the proceeds as follows:

Website development	$0
Product Development	$0
Marketing and advertising	$0
Establishing an office	$525
Salaries	$0
Working capital	$0
TOTAL	$525

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	2/28/11	99.2

99.3	Disclosure Committee Charter.	10-K	2/28/11	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of April, 2011

SURNA INC.
(the “Registrant”)

BY:	RICHARD CLARKE
Richard Clarke
President, Principal Executive Officer and a member of the Board of Directors

BY:	T. C. TAN
T. C. Tan
Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.2	Audit Committee Charter.	10-K	2/28/11	99.2

99.3	Disclosure Committee Charter.	10-K	2/28/11	99.3