Form 10-Q
period 2011-05-31
Surna Inc.
filed 2011-07-15
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54286

SURNA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

1103 United Success Commercial Centre
508 Jaffe Road
Causeway Bay, Hong Kong
(Address of principal executive offices and Zip Code)

852-3721-3668
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 79,175,000 as of June 28, 2011.

TABLE OF CONTENTS

		Page

	PART I.

Item 1.	Financial Statements.	3

	Balance Sheets as of May 31, 2011 (unaudited) and November 30, 2010	F-1

Statement of Expenses for the three months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), six months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), and for the period from inception to May 31, 2011 (unaudited)
		F-2

Statement of Cash Flow for the three months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), six months ended May 31, 2011 (unaudited) and May 31, 2010 (unaudited), and for the period from inception to May 31, 2011 (unaudited)
		F-3

	Notes to the Financial Statements (unaudited)	F-4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures.	11

	PART II.

Item 1A.	Risk Factors.	12

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.	12

Item 6.	Exhibits.	13

Signatures		14

Exhibit Index		15

PART I.  FINANCIAL INFORMATION

ITEM 1.          INTERIM FINANCIAL STATEMENTS.

Surna Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	May 31,	November 30,
	2011	2010

ASSETS
Current Assets
Cash	$36,145	$73,314
Prepaid Expenses	1,228	3,211

Total Current Assets	37,373	76,525

TOTAL ASSETS	$37,373	$76,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIBILITIES
Accounts Payable & Accrued liabilities	$-	$51
Advance from Related Party	5,700	17,700

TOTAL LIABILITIES	5,700	17,751

STOCKHOLDERS’ EQUITY

Preferred stock, $0.00001 par value, 150,000,000 shares authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized, 79,175,000 shares issued and outstanding	792	792
Additional paid-in capital	97,708	97,708
Deficit accumulated during the development stage	(66,827)	(39,726)
TOTAL STOCKHOLDERS’ Equity	31,673	58,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,373	$76,525

Surna Inc.
(A Development Stage Company)
Statement of Expenses
(Unaudited)

					Inception
					(October 15,
	Three Months	Three Months	Six Months	Six Months	2009) to
	Ended May 31,	Ended May 31,	Ended May 31,	Ended May 31,	May 31,
	2011	2010	2011	2010	2011

EXPENSES
Professional fees	$9,542	$2,000	$19,114	$4,500	$50,458
Transfer Agents and brokerage fees	-	-	1,452	.	2,452
Bank service charge	247	-	348	25	840
Rent Expense	-	501	525	701	1,914
Placement expense	-	-	-	-	253
Licenses and Permits	-	-	-	-	550
Software Development	-	487	1,636	3,806	5,444
Office Admin Expense	3,829	294	4,026	294	4,916

Total Expenses	$13,618	$3,282	$27,101	$9,327	$66,827

LOSS FROM OPERATIONS	$(13,618)	$(3,282)	$(27,101)	$(9,327)	$(66,827)

NET LOSS	$(13,618)	$(3,282)	$(27,101)	$(9,327)	$(66,827)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	79,175,000	15,000,000	79,175,000	15,000,000

Surna Inc.
(A Development Stage Company)
Statement of Cash Flow
(Unaudited)

	Six		Six	Inception
	Months		Months	(October 15,
	Ended		Ended	2009) to
	May 31,		May 31,	May 31,
	2011		2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,101)		$(9,327)	$(66,827)
Adjustments to reconcile net loss to cash used by
operating activities:
Net change in:
Prepaid expenses and other current assets	1,782		(3,623)	(978)
Rent Deposit	150		(250)	(250)
Accounts payable				-

NET CASH USED BY OPERATING ACTIVITIES	(25,169)		(13,200)	(68,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders Loan (repayment)	(12,000)		13,200	5,700

Proceeds from Placement of stocks	-		-	98,500
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,000)		13,200	104,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	(37,169)		-	36,145
Cash and cash equivalents, beginning of period	73,314		-	-
Cash and cash equivalents, end of period	$36,145	$		$36,145

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to May 31, 2011 of $66,827.  The Company intends to fund operations through sales and equity financing arrangements.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

From inception to May 31, 2011, 7bridge Capital Partners advanced Surna cash with a current balance of $5,700. This advance is non-interest bearing, unsecured and due on demand.

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 4 – STOCK DIVIDEND

On May 16, 2011, the Company declared a stock dividend of four shares of common stock for each common share on record. The total number of shares of common stock to be distributed is 63,340,000. Since the total numbers of shares to be issued exceed 25% of common shares outstanding, the transaction is recorded as a stock split and offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all prior periods presented.

On May 18, 2011, the Company amended its articles of incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 350,000,000, par value $0.00001 per share, and the number of authorized shares of Preferred Stock from 100,000,000 to 150,000,000, par value $0.00001 per share.

NOTE 5 – SUBSEQUENT EVENT

On June 22, 2011, we purchased computer equipment in exchange for 200,000 common shares, with a fair value of $50,000.

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

2.         We will establish our office and begin to acquire the equipment we need to commence operations, a process that we have started but is currently at a preliminary stage.  On April 1, 2011, we terminated the office arrangements we had in Los Angeles and have established an office in Hong Kong at the offices of our majority shareholder, 7bridge Capital Management Limited. The office space dedicated to Surna is approximately 200 sq/ft and is taken on a month-to-month basis. The rental fee for this is Hong Kong dollars 5000 per month. As we did not raise $150,000 or more we will not look to hire any full-time employees in the short-term.

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

We will be conducting continuing research with respect to our software.  We are not planning to buy or sell any plant or significant equipment during the next twelve months.

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

Results of operations

From Inception on October 15, 2009 to May 31, 2011

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain names www.surna.com and www.surna.org and commenced construction of our web site. Our loss since inception is $66,827 for legal fees and professional fees, initial software development services, bank charges, placement related expenses, brokerage fees and office rent.  We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

Since inception, we sold 15,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000.  Beginning September, 2010 to November, 2010, the company placed out 835,000 shares at $0.10 per shares to 51 new private shareholders and raised $83,500 excluding expenses. Total common stock outstanding as of May 31, 2011 stands at 79,175,000 shares.

On May 16, 2011, we declared a stock dividend of 4 new shares for each 1 share held (5:1) with a record date of May 18, 2011. These additional shares were issued immediately after the record date.

On May 18, 2011 our Board of Directors approved an increase in authorized capital from 100,000,000 common shares to 350,000,000 common shares. This increase was approved by written consent of our majority shareholder, 7bridge Capital Management Limited, who holds approximately 94.72% of our common stock. All shareholders at the record date of May 18, 2011 were notified by mail of the increase in authorized capital when it became effective.

On May 1, 2011, Charlie Rodriguez was appointed principal financial officer and principal accounting officer.  Mr. Rodriguez replaces T. C. Tan for those positions. Mr. Tan continues with the company as Vice President - China.  Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.  We have not yet entered into any compensation arrangements with Mr. Rodriguez.

For this quarter ending May 31, 2011, there is no revenue generated and total expenses incurred total $13,618.  The expenses consisted of professional legal fees and accounting and auditing expenses $9,542, bank charges $247, office and administrative expense of $3,829.  Comparing with quarter ending February 28, 2010 were professional fees $2,000, bank charges $0, office rental 501 and software development charge $487, office and administrative expenses of $294 totaling $3,282.

On April 20, 2011, we entered into an agreement with Kopere Limited, a Hong Kong corporation, wherein we agreed to purchase certain personal property related to our business in consideration of $40,000.

On June 20, 2011, we entered into a Debt Conversion Agreement with Kopere Limited wherein it was agreed that the cash payment of $40,000 referred to in the above referenced agreement, would be converted into a payment by us to Kopere Limited of 200,000 restricted shares of common stock.

Prior to June 22, 2011, we received all of the personal property referenced in our agreement with Kopere Limited dated April 20, 2011.  On June 22, 2011, we issued 200,000 restricted shares of common stock to Cherry Ping-Wai Lim, a member of our board of directors, as directed by Kopere Limited in full satisfaction of the agreement dated April 20, 2011 as revised by the Debt Conversion Agreement dated June 20, 2011.  With Kopere Limited’s action in delivering the personal property to us and our action in issuing and delivering the 200,000 restricted shares of common stock as directed by Kopere Limited, the foregoing agreements were fully performed and terminated as a matter of law.

Total assets as of May 31, 2011, were $37,373 consisting of cash $36,145, prepaid expenses $1,228. Total liabilities stand at $5,700, after repaying $7,000 to 7bridge Capital Management, with the balance of outstanding shareholder loans amounting to $5,700.  Other total payables amount to nil.

Liquidity and capital resources

As of the date of this quarterly report, we have yet to generate any revenues from our business operations.

We issued 15,835,000 shares of common stock pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933.  This was accounted for as a sale of common stock.  On February 28, 2011, we completed our public offering and issued 4,175,000 shares of common stock.

As of May 31, 2011, our total assets were $37,373 and our total liabilities were $5,700.

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

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 26, 2010, our Form S-1 registration statement (SEC file no. 333-164578) was declared effective by the SEC. Pursuant to the Form S-1, we offered 750,000 shares minimum, 1,500,000 shares maximum at an offering price of $0.10 per share in a direct public offering, without any involvement of underwriters or broker-dealers.  On February 28, 2011, we completed our public offering by selling 835,000 shares of common stock and raising $83,500. Since completion of our public offering, we have used the proceeds as follows:

Legal, professional fees and office expense	$34,830
Product Development	$0
Marketing and advertising	$0
Establishing an office	$525
Return Shareholder loan	$12,000
Working capital	$58,489
TOTAL	$83,500

ITEM 6.          EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

3.3	Amended Articles of Incorporation.	8-K	6/16/11	3.3

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

10.1	Asset Purchase Agreement – Kopere Limited.	8-K	4/28/11	10.1

10.2	Debt Conversion Agreement.	8-K	6/23/11	10.1

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/28/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/28/11	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of July, 2011.

SURNA INC.
(the “Registrant”)

BY:	RICHARD CLARKE
Richard Clarke
President, Principal Executive Officer and a member of the Board of Directors

BY:	CHARLIE RODRIGUEZ
Charlie Rodriguez
Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

3.3	Amended Articles of Incorporation.	8-K	6/16/11	3.3

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

10.1	Asset Purchase Agreement – Kopere Limited.	8-K	4/28/11	10.1

10.2	Debt Conversion Agreement.	8-K	6/23/11	10.2

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/28/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/28/11	99.3