Form 10-Q
period 2011-08-31
Surna Inc.
filed 2011-10-24
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54286

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,175,000 as of October 7, 2011.

TABLE OF CONTENTS

		Page

	PART I.

Item 1.	Financial Statements.	3

	Balance Sheets as of August 31, 2011 (unaudited) and November 30, 2010	3

	Statement of Operations for the three months ended August 31, 2011 (unaudited) and August 31, 2010 (unaudited), for the nine months ended August 31, 2011 (unaudited) and nine months ended August 31, 2010, and for the period from inception to August 31, 2011 (unaudited)	4

	Statement of Cash Flows for the three months ended August 31, 2011 (unaudited) and August 31, 2010 (unaudited), for the nine months ended August 31, 2011 (unaudited) and nine months ended August 31, 2010 (unaudited), and for the period from October 15, 2009 to August 31, 2011 (unaudited)	5

	Notes to the Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	12

Item 4.	Controls and Procedures.	12

	PART II.

Item 1A.	Risk Factors.	12

Item 6.	Exhibits.	13

Signatures		14

Exhibit Index		15

PART I.  FINANCIAL INFORMATION

ITEM 1.          INTERIM FINANCIAL STATEMENTS.

Surna Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	August 31,	November 30,
	2011	2010

ASSETS
Current Assets
Cash	$4,934	$73,314
Prepaid Expenses	2,278	3,211
Accounts Receivable	223

Total Current Assets	7,435	76,525

Equipment	40,000	-

TOTAL ASSETS	$47,435	$76,525

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIBILITIES
Accounts Payable & Accrued liabilities	$7,530	$51
Advance from Related Party	2,952	17,700

TOTAL LIABILITIES	10,482	17,751

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 100,000,000 shares authorized, - shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized, 79,375,000 at August 31, 2011 shares issued and outstanding; 15,835,000 issued and outstanding at November 30, 2010	794	792
Additional paid-in capital	137,706	97,708
Deficit accumulated during the development stage	(101,547)	(39,726)

TOTAL STOCKHOLDERS’ EQUITY	36,953	58,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,435	$76,525

See notes to unaudited consolidated statements.
- F1 -

Surna Inc.
(A Development Stage Company)
Consolidated Statements of Profit and Loss
(Unaudited)

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Nine Months Ended August 31, 2011	Nine Months Ended August 31, 2010	Inception (October 15, 2009) to August 31, 2011

Revenue	223	-	223	-	223
Cost of Revenue	(3,472)	-	(3,472)	-	(3,472)
Gross Profit	(3,249)	-	(3,249)	-	(3,249)

EXPENSES
Bank Service Charges	181	-	529	25	1,021
Infocomm and Telecommunications	-	-	-	-	-
Legal and Professional Fees	14,650	1,200	33,764	5,700	65,109
Licenses and Permits	1,050	-	1,050	-	1,600
Office Rental	3,205	387	3,725	1,088	5,114
Office Admin Expense	3,054	404	7,084	698	7,117
Payroll Expenses	7,255	-	7,255	-	7,255
Placement expense	-	-	-	-	253
Software Development Expense	-	-	1,637	3,806	6,301
Transfer Agents and brokerage fees	1,950	-	3,402	-	4,402
Travel Expenses	116	-	116	-	116
Sundry Expenses	10	-	10	-	10

Total Expenses	$31,471	$1,991	$58,572	$11,317	$98,298

LOSS FROM OPERATIONS	$(34,720)	$(1,991)	$(61,821)	$(11,317)	$(101,547)

NET LOSS	$(34,720)	$(1,991)	$(61,821)	$(11,317)	$(101,547)

BASIC AND DILUTED NET LOSS PER SHARE	(0.00)	(0.00)	(0.00)	(0.00)	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	79,331,552	15,000,000

See notes to unaudited consolidated statements.
- F2 -

Surna Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flow
(Unaudited)

	Nine Months Ended August 31, 2011	Three Months Ended August 31, 2010	Inception (October 15, 2009) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,821)	$(1,991)	$(101,547)
Adjustments to reconcile net loss to cash used
by operating activities:
Net change in:
Prepaid expenses and other current assets	1,783	791	(1,178)
Rent Deposit	150	-	(100)
Accounts payable	2,537	-	2,588
Accounts receivable	(223)		(223)
Payroll payable	3,942		3,942
NET CASH USED BY OPERATING ACTIVITIES	(53,632)	(1,200)	(96,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders Loan from 7bridge Capital Partners	(14,748)	1,200	2,952
Management Limited
Paid up capital
Proceeds from Placement of stocks		-	98,500

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,748)	1,200	101,452

NET INCREASE IN CASH AND CASH EQUIVALENTS	(68,380)	0	4,934

Cash and cash equivalents, beginning of period	73,314	-	-
Cash and cash equivalents, end of period	$4,934	$0	$4,934

Non-Cash Transactions
Purchase of equipment through issuance of stock	40,000		40,000

See notes to unaudited consolidated statements.
- F3 -

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiary, Surna Networks, Inc. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Property and equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has net losses for the period from inception to August 31, 2011 of $101,547.  The Company intends to fund operations through sales and equity financing arrangements.

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
- F4 -

Surna Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

From inception to August 31, 2011, 7bridge Capital Management advanced Surna cash with a current balance of $2,942. This advance is non-interest bearing, unsecured and due on demand.

NOTE 5 – STOCK DIVIDEND

On May 16, 2011, the Company declared a stock dividend of four common shares for each common share on record. The total number of shares to be distributed is 63,340,000. The transaction is recorded as a stock split with an offset to additional paid in capital at par value and the effect of the issuance is applied retroactively to all prior periods presented.

On May 18, 2011, the Company increased the number of authorized common shares from 100,000,000 to 350,000,000, and the number of authorized preferred shares from 100,000,000 to 150,000,000.

NOTE 6 – EQUIPMENT

On April 20, 2011, the Company purchased computer equipment for 200,000 common shares valued at $40,000.

NOTE 7- SUBSEQUENT EVENTS

On September 1, 2011, we purchased Surna Media Inc., (Surna Media), a British Virgin Island corporation for 20,000,000 restricted common shares.  Surna Media is controlled by Lim Clarke & Co Limited, which is owned and controlled by Richard Clarke, our president and a director and by Cherry Ping-Wai Lim, one of our directors.

Surna Media’s wholly owned subsidiary, Surna Hongkong Limited, a Hong Kong company, owns a subsidiary company in Shanghai, China, Flying Cloud Information Technology Co. Ltd ,(Flying Cloud) that is registered in People’s Republic of China (PRC) as a Wholly Foreign-Owned Entity (a “WFOE”).

Surna Media’s principal business is the development of web and mobile games and social networks. Flying Cloud has its principal operations in Guangzhou, Guangdong, PRC.  Approximately 40 staff consisting of software developers, programmers, graphic artists, designers and support staff are employed there.  Flying Cloud does not own any fixed assets and utilizes the computer equipment owned by Surna Inc. to undertake development work.

Surna Media is developing web games, some of which have been released for distribution, in a genre know as an Action Role-playing game (“ARPG”) which are accessed through a web-browser. The copyright ownership of online products, including web games that are to be distributed in the PRC is restricted to domestic PRC entities. (natural citizens or non-foreign owned corporations). Flying Cloud is also contracted to provide the design and development of web games, and social network projects for other PRC entertainment companies.

- F5 -

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

Plan of Operation

With the completion of our public offering, our specific goal is to profitably sell products and/or services through our Internet website, to companies and the public. On July 19, 2011, we established a wholly-owned subsidiary Surna Networks, Inc. to focus on the development of our Geospatially enabled Complex Event Processing (“GCEP”) products and other network and associated services. On August 3, 2011 we transferred the GCEP project to our subsidiary Surna Networks, and on August 4, 2011 Surna Networks established a GCEP Charter and Constitution to govern the open-source aspects of the project. However, as it is proving more complex that originally anticipated to develop commercially attractive products based on the GCEP concept, and our GCEP Engine, on 10 August, 2011 we agreed to acquire Surna Media Inc. (“SMI”), which is in the business of developing web and mobile games and social networks. SMI has software development operations in Guangzhou, Guangdong province, China, which we feel will provide significant resources to enable us to further develop GCEP products, in conjunction with SMI’s existing social media and game products.

We intend to accomplish this through the following steps:

1.         Having completed our public offering, we believe that we have raised sufficient capital to begin our operations, which we believe this could take up to 270 days to set-up.

2.         On April 1, 2011 we terminated the office arrangements we had in Los Angeles and have established an office in Hong Kong at the offices of our majority shareholder, 7bridge Capital Management Limited. The office space dedicated to Surna is approximately 200 sq/ft and is taken on a month-to-month basis. The rental fee for this is Hong Kong dollars 5000 per month. As we did not raise $150,000 or more we will not look to hire any full-time employees in the short-term.

3.         We have spent time designing the website in the past but we believe that it will need to be redesigned if we are likely to be successful in promoting our products and services offerings. We expect this will be undertaken by our developers in China.

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

Results of operations

From Inception on October 15, 2009 to August 31, 2011

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of this registration statement. We have prepared an internal business plan.  We have reserved the domain names www.surna.com and www.surna.org and commenced construction of our web site. Our loss since inception is $101,547 for legal fees and professional fees, initial software development services, bank charges, placement related expenses, brokerage fees and office rent.  We have not started our proposed business operations and will not do so until we have completed this offering. We expect to begin operations 100 days after we complete this offering.

Since inception, we sold 15,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. Beginning September, 2010 to November, 2010, the company placed out 835,000 shares at $0.10 per shares to 51 new private shareholders and raised $83,500 excluding expenses. Total common stock outstanding as of August 31, 2011 stands at 79,375,000 shares.

On April 20, 2011, the Company signed a Asset Purchase Agreement with Kopere Limited (“Kopere”) for used computer equipment valued at USD 40,000, payable in cash within 30 days.  The equipment was original purchased by Kopere between May and June 2010 for USD59,263( RMB 387,605).

On May 1, 2011, Charlie Rodriguez was appointed principal financial officer and principal accounting officer.  Mr. Rodriguez replaces T. C. Tan for those positions. Mr. Tan continues with the company as Vice President - China. Mr. Rodriquez was selected for the foregoing positions as a result of his past experiences with public companies.

On May 16, 2011, we declared a stock dividend of 4 new shares for each 1 share held (4:1) with a record date of May 18, 2011. These additional shares were issued immediately after the record date.

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

On June 22, 2011, as a result of our acquisition of equipment from Kopere, we determined we were no longer were a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended.

On July 19, 2011 we incorporated a new company, Surna Networks, Inc., in the state of Nevada as a wholly-owned subsidiary. On August 2, 2011 Surna Networks, Inc. incorporated a subsidiary corporation in Hong Kong, Surna Networks Limited. Both Surna Networks companies have been set up to pursue business opportunities in telecommunications and network services, and support the other business operations of the Company.

On August 10, 2011, we entered into a Share Exchange Agreement with Surna Media Inc., a British Virgin Island corporation (“SMI”) and its shareholders wherein we agreed to exchange 20,000,000 restricted shares of our common stock for all of the issued and outstanding shares of common stock of SMI.  SMI owns 100% of the equity interest of Surna Hongkong Limited, a Hong Kong company which in turn owns 100% of Flying Cloud Information Technology Co. Ltd., an enterprise organized in Pudong, Shanghai under the laws of the People’s Republic of China.  SMI and its wholly owned subsidiary entities are engaged in the business of developing web and mobile games and social networks. SMI is controlled by Lim Clarke & Co Limited, which is owned and controlled by Richard Clarke, our president and a director and by Cherry Ping-Wai LIM, one of our directors.

On September 1, 2011, after the end of the reporting period covered in this filing, we and SMI completed the terms our agreement, which resulted in our acquisition of SMI and its subsidiary entities. On September 1, 2011 we issued 20,000,000 restricted shares of common stock to shareholders of SMI in exchange for all of their shares of SMI. SMI thereby became our wholly owned subsidiary corporation. The 20,000,000 restricted shares of our common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transaction took place outside the United States of America with non-US persons. Financial statements required for this transaction will be filed by amendment not later than 71 calendar days from September 5, 2011.

For this quarter ending August 31, 2011, revenue generated was $223 and total expenses incurred were $31,471.  The expenses consisted of professional legal fees and accounting and auditing expenses $14,650, bank charges $181, licenses and permits $1,050, office rental $3,205, payroll expenses $ 7,255, office and administrative expense of $3,054, transfer agents and brokerage fees $ 1,950, travel expenses $116 and sundry expenses $10. Comparing with quarter ending May 31, 2011 were professional fees professional legal fees and accounting and auditing expenses $9,542, bank charges $247, office and administrative expense of $3,829. Comparing with the quarter ended August 31, 2010, expenses increased because of increased activity.

Total assets as of August 31, 2011 were $7,435 consisting of cash $4,934, prepaid expenses $2,278 and accounts receivable $223. Total liabilities stand at $10,482 with the balance of outstanding shareholder loans amounting to $2,952.  Accounts payables was $7,530.

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

As of August 31, 2011, our total assets were $7,435 and our total liabilities were $10,480.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

-	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

-	The Company does not have a comprehensive and formalized accounting and procedures manual.

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                   EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

3.3	Amended Articles of Incorporation.	8-K	6/16/11	3.3

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

10.1	Asset Purchase Agreement – Kopere Limited.	8-K	4/28/11	10.1

10.2	Debt Conversion Agreement.	8-K	6/23/11	10.1

10.3	Share Exchange Agreement.	8-K	8/11/11	10.1

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/28/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/28/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of October, 2011.

SURNA INC.
(the “Registrant”)

BY:	RICHARD CLARKE
Richard Clarke
President, Principal Executive Officer and a member of the Board of Directors

BY:	CHARLIE RODRIGUEZ
Charlie Rodriguez
Principal Accounting Officer, Principal Financial Officer and Treasurer

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	1/28/10	3.1

3.2	Bylaws.	S-1	1/28/10	3.2

3.3	Amended Articles of Incorporation.	8-K	6/16/11	3.3

4.1	Specimen Stock Certificate.	S-1	1/28/10	4.1

10.1	Asset Purchase Agreement – Kopere Limited.	8-K	4/28/11	10.1

10.2	Debt Conversion Agreement.	8-K	6/23/11	10.2

10.3	Share Exchange Agreement.	8-K	8/11/11	10.1

14.1	Code of Ethics.	10-K	2/28/11	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	2/28/11	99.2

99.2	Disclosure Committee Charter.	10-K	2/28/11	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X