Form 10-K
period 2011-11-30
Surna Inc.
filed 2012-03-13
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2011

Commission File Number:  333-164578

SURNA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1103 United Success Commercial Centre 508 Jaffe Road, Causeway Bay Hong Kong	N/A
(Address of principal executive offices)	(ZIP Code)

+852.3721.3668

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES [X]   NO [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 31, 2011: $835,000.

At March 13, 2012, 99,375,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this annual report only:

•

“China” or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau and Taiwan;

•

“we”, “us”, “our company” and “our” refer to Surna Inc., and, unless the context requires otherwise, its wholly-owned subsidiaries, including Surna Media Inc., a British Virgin Islands company, Surna Networks Inc., a Nevada company, Surna Hongkong Limited and Surna Networks Limited, Hong Kong companies, and Flying Cloud Information Technology Co. Ltd., a PRC company.

FORWARD-LOOKING INFORMATION

This annual report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” or other similar expressions. The accuracy of these statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, the following:

•

We have limited financial resources and accordingly may not be able to continue to operate as a going concern unless we obtain additional financing;

•

Our lack of resources may make it difficult or impossible to stabilize and strengthen our position as an online game developer in China;

•

We may not be successful in our efforts to develop and launch additional online games;

•

Our various initiatives to implement our business strategies may not prove successful despite the costs incurred to pursue them;

•

Our competitors have significantly more resources than we do, and as a result we might not be able to compete successfully;

•

The regulatory environment in China and other countries relating to the Internet and Internet content providers, including online game developers and operators, may hinder or impair our ability to conduct our online gaming business as we intend; and

•

We might not be able to operate successfully in our VoIP segment, which could expose us to further losses in that segment of our business.

These risks are not exhaustive. We operate in an emerging and evolving environment. New risk factors emerge from time to time and it is impossible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results of this annual report to differ materially from those contained in any forward-looking statement.

We would like to caution you not to place undue reliance on forward-looking statements and you should read these statements in conjunction with the risk factors disclosed under Item 1A. “Risk Factors”  of this annual report. We do not undertake any obligation to update or revise the forward-looking statements except as required under applicable law.

PART I

ITEM 1.  INFORMATION ON THE COMPANY.

Development of the business

Surna Inc. has two direct operating subsidiaries: Surna Media Inc. (“Surna Media”) and Surna Networks, Inc. (“Surna Networks”). Surna Media’s principal business is the development of web and mobile games and social networks. Surna Network’s principal business is telecommunications services, IT support services and open-source software development.

We were incorporated in the State of Nevada on October 15, 2009.  As a part of our business plan at inception, we had intended to develop commercial software applications related Complex Event Processing, or CEP. CEP is an information analysis technique that helps discover information that can be inferred by analyzing and correlating aspects of many other pieces of information. The specific focus of our CEP software development was to enhance existing open-source applications for CEP in the specialist field of Geospatial Complex Event Processing (or “GCEP”). The Geospatial component in GCEP adds a geographic-location based component to the CEP correlations that can be made within different sets of data.

To support this development, on October 16, 2009 we sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000.  Beginning in September, 2010 and to November, 2010 the company placed 4,175,000 shares at $0.02 per shares to 51 new private shareholders and raised $83,500, excluding expenses.

The first software we developed, the GCEP Engine Version 0.1 (titled “OGC ST* Functions”) was released under the GNU GPL v2 Open Source license on April 22, 2010.  This middleware component provided enhanced functionality to an existing software application for CEP, the Esper Event Stream and Complex Event Processing for Java, which was created by EsperTech Inc. of Wayne, NJ. The term “open source” describes practices in the production, development and licensing of software that promote access to the product’s source material and computer source code, and the end product is freely available to anyone, and anyone can use or modify the software within the restrictions of the particular license the software was distributed under. As an open source release we cannot charge, and are not charging, for the GCEP Engine itself.

After this initial open source release we had planned to further develop commercial software applications and consulting services related to internal corporate software controls and real-time tracking of resources. However we have, to date, been unable to identify any specific markets or customers for these potential products, and we have not so far been able to develop any applications utilizing the GCEP Engine. As a result, while it is possible we may further develop GCEP software in the future in conjunction with our other services and product offerings should we identify a market demand and an opportunity to do so, currently we have no further development plans in place for the GCEP Engine or related CEP software applications.   We are, however, continuing to explore network services businesses through our wholly owned subsidiary, Surna Networks, Inc., a Nevada corporation, and its wholly owned subsidiary, Surna Networks Limited, an entity incorporated in Hong Kong.

During our 2011 fiscal year which ended November 30, 2011, we completed two acquisitions from related parties pursuant to which we expanded the scope of our business by entering the online gaming market in the PRC. First, on June 20, 2011 we completed an agreement for the purchase of computer equipment located in the PRC from Kopere Limited (“Kopere”), a Hong Kong company controlled by Cherry Ping-Wai Lim, one of our controlling shareholders and directors, in exchange for the issuance to Ms. Lim of 200,000 common shares.

In September 2011, we entered the online gaming business by acquiring Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”), a PRC Wholly Foreign-Owned Entity (a “WFOE”) operating in Guangzhou that is in the business of developing online and mobile games.  We completed this acquisition through a share exchange with the shareholders of Surna Media Inc., a corporation organized under the laws of the British Virgin Islands (“BVI”) and the indirect parent company of the PRC entity.  Through the share exchange, we issued 20,000,000 of our common shares in exchange for all the shares of Surna Media Inc. The prior shareholders of Surna Media Inc. included Lim Clarke & Co Limited, a company owned and controlled by our directors (“Lim Clarke”). Through this acquisition, we purchased the rights to a partially completed browser-based online games in a genre known as an Action Role-Playing Game (“ARPG”). One, having the English title Demon Immortal, was previously acquired by Flying Cloud from Kopere. The simplified Chinese version of the game has been tested since June 2011 as a charging open-beta in the PRC, that is the game is available for any member of the public to sign up, and there is charging for in-game items and top-up of game credits, but it is still undergoing final adjustments in the game play and the mathematical relationships between in-game elements. It is expected that the game will have a wider launch in 2012. The traditional Chinese version for the Hong Kong market started a charging open-beta in October 2011, but whether it will have a wider launch has not yet been determined.

As a result of these acquisitions, we now operate in two reportable segments for financial reporting purposes, our online gaming business and our network services business.  Further information regarding each segment is provided below.

Other significant developments in our business during our 2011 fiscal year included the following:

•

4-for-1 stock dividend.  On May 16, 2011, we declared a stock dividend of 4 new shares for each 1 share held with a record date of May 18, 2011. These additional shares were issued immediately after the record date.

•

Increase in authorized capital stock.  On May 18, 2011 our Board of Directors and stockholders approved an increase in authorized capital from 100,000,000 common shares to 350,000,000 common shares.

•

Management changes.  On May 1, 2011, Charlie Rodriguez was appointed Chief Financial Officer and principal accounting officer. Mr. Rodriguez replaced T. C. Tan in those positions, who continues with the company as Vice President - China.  On November 14, 2011 Charlie Rodriguez resigned as Chief Financial Officer and principal accounting officer and was replaced in these positions by Cherry Ping-Wai Lim, one of our directors.

Operating segments

We operate in two distinct business segments through our international subsidiaries Surna Media Inc. (“Surna Media”) and Surna Networks Limited (“Surna Networks”). Surna Media’s principal business is the development of online and mobile games and social networks. Surna Network’s principal business is VoIP telecommunications services. For the year ended 30 November, 2011 our online game business generated revenues of $938 and realized losses of $879,854, and our network services business generated revenues of $18,989, all of which was derived from the wholesale carrier services telecommunications business, and realized losses totaling $20,725. Our only assets are employed in development of Surna Media’s online games products, and have a value of $31,111.

The following depicts the current structure of our operations:

Strategy

We intend to pursue opportunities to grow our business in each of our reporting segments, as follows.

Online and mobile gaming strategy

We intend to engage in the further development of our online games that can be played through a browser or on a mobile device.

According to reports from the China Internet Network Information Center (“CNNIC”) of the Chinese Academy of Sciences, the number of users for networked games in China in 2011 was 120 million, 66.32 million of whom were paying users (the report can be accessed through cgigc.com.cn - in Chinese).

CNNIC estimated that revenues in 2011 in the PRC from browser games  - that is, games accessed through a web browser and excluding those that require downloaded software - exceeded RMB 5.54 billion (approximately US$ 880 million), and forecast a compound annual growth rate (CAGR) for 2012 to 2016 of 18.6%. Revenues for mobile games in 2011 were estimated at RMB 1.7 billion (approximately US$ 270 million), with a  CAGR 34.6% expected for 2012 to 2016.

To-date, our development efforts have focused to a large extent on games that are not targeted at the traditional customers for these products, which are typically teenage and young-adult males. We believe that the super-deformed cartoon style (known as “SD”) employed in our online game Demon Immortal is likely to appeal to female and younger users.  In addition to Demon Immortal, we are currently developing other gaming products:

•

Hamsterland, a social network and online game designed for young children and pre-teens with characters licensed from a children’s cartoon series that is expected to air on national TV in China during 2012;

•

Serica, an ARPG online game based on a Chinese and Central Asian theme and featuring realistic-style graphics and martial art fighting; and

•

A Hamsterland-related game for the iPhone mobile platform.

•

A game, currently with the code-name Cobalt, based on the core of Demon Immortal and incorporating characters from kung-fu novels, which will be targeted at a more general audience.

•

A game, currently with the code-name Jubilee, incorporating ARPG and strategy elements and cartoon characters, targeted primarily for teenaged girls and young women.

The development of Hamsterland has been contracted to Flying Cloud by Shuren Limited, a BVI corporation (“Shuren”), which is owned and controlled by Lim Clarke. Shuren holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks. Development work on Hamsterland is on-going, but its release will be coordinated with the launch of the TV series, the schedule for which has not yet been finalized. It is intended that the iPhone version of the Hamsterland game will be released at the same time.

Development work on Serica has been contracted by Flying Cloud to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a consultant to Flying Cloud (“YouQu”). The expected completion date to beta-test stage is the end of March 2012.

All of these games are expected to be free-to-play for the user, with revenue being generated through the purchase by the player of in-game items and upgrades. Depending on the negotiated commercial terms, game publishers would normally undertake to support marketing and other operating costs, and the game developer would receive a revenue and/or profit share from them. There are currently no contractual arrangements in place for either Serica or Hamsterland, and while it is not certain that we will be able to secure any on acceptable commercial terms, we expect the experience and connections of our PRC personnel in the industry will be able to secure licensing of these in greater China and Asia-Pacific region. If we cannot secure any such contractual arrangements, we will not be able to derive any significant revenues from these games.

Game engines

The 2.5D ARPG games (except Serica) use our Tempest game and client engines. Game engines are a core software component for online games running on the web server, and provide the main processing functions for the computation and display of on-screen action. Our Tempest game engine is written in the C++ programming language and its features include load balancing, module message distribution, attributes server, particle effects and real-time data backup. The client engine features centralized management and monitoring, map editors, dynamic map loading and rendering and custom attributes. Serica utilizes an engine we refer to as Tempest A (MudRV) that was developed by YouQu, and for which we have been granted a license for its use in the game. An updated Tempest 2 engine is in development which will include support for new block-inclined isometric geometry and extra effects editors.

We plan to develop further games and social communities for children, pre-teens and teens, female players and young-adults over the next two years. These will include online and mobile games and we intend, whenever possible, to work with the producers of cartoon TV-series and movies in the PRC on licensing and product tie-ins.

Our network services business

Our subsidiary, Surna Networks, has been established to develop data and voice services. These will be targeted at carriers and corporate customers, including game publishing companies based in the PRC.

To start this business, Surna Networks is focusing on wholesale carrier services utilizing VoIP telecommunications, a business also referred to as International Simple Resale (“ISR”). We have approximately 30 ISR customers who are a mix of Tier-1 and Tier-2 carriers, and also calling-card operators. Currently this business is focused on providing termination to destinations in Asia and North America, including: China, the Philippines, Canada and the United States. All voice traffic is re-filed to our customers through a leased soft-switch located in Hong Kong.

We started our network services business by commencing operation in the ISR segment, but results so far have been less promising than originally anticipated. Should suitable opportunities arise we may increase resources devoted to the wholesale business and seek to expand, but we have not yet determined whether this is worthwhile. Even if we do not, it is our intention to focus on developing other network services targeted at the game industry and other users of internet data, both inside and outside the PRC. We expect that some of the applications we plan to develop may in the future utilize the geographical and event processing functionality of the GCEP Engine but have to date not initiated any development of this.

Revenue

We are a start-up company and to-date have not realized significant revenues. Our revenues for the year ended November 30, 2011 was $19,927; of this $938 was from our online games business and $18,989 from our VoIP telecommunications business.

Target Markets

Online games

At present we have limited financial resources and this may restrict or render ineffective the marketing and advertising program that we will need to undertake, which may materially effect our operations. It is our intention to focus on developing online games in Chinese and English for the PRC and overseas markets. Our primary target for online gaming customers are children and young adults, female game players, students and office workers. As game developers we intend to reach the end-user through the licensing of our products to independent publishers, however we may at some point choose to supplement there efforts with online advertising, including display ads, paid search ads, and social media marketing campaigns.

Networks services

At present our target customers for our telecommunications business is other telcoms operators, and we have focused on wholesale trading to provide call termination to Asian and North American destinations. It is our intention to expand our service offering and target more corporate customers, primarily in the PRC, but at present we have limited financial resources and this may restrict or render ineffective these efforts, and this may also may materially effect our operations.

Proprietary Rights

We have no patents or trademarks to protect our software. We hold the copyright on the online games we have developed through Surna Hongkong, but we protect these products this only to the extent we can keep the source code a secret.

Publishing and copyright of games in China

The copyright ownership of online products, including online games, that are to be distributed in the PRC is restricted to domestic PRC entities (that is, a natural person who is a citizen or corporations that are not foreign-invested). As a WFOE, products that are the copyright of Flying Cloud in the PRC would not be permitted to be the subject of commercial distribution. To avoid this, the copyright for the PRC for Flying Cloud products is held in trust by a domestic PRC company, Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”).

Jurun is incorporated in Pudong, Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a BVI company, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn 52% owned and controlled by Lim Clarke. Jurun owns the entire equity interest of another PRC company, Shenzhen Tengyu Network Technology Co. Ltd. (“Tengyu”), which holds the licenses necessary to publish online products in the PRC.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance if we are made a party to a liability action we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us that could cause us to cease operations.

Market strategies and risks

See “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of these and other risks and uncertainties associated with our business and investing in our ordinary shares.

Properties

We own no property. We maintain an executive office in Hong Kong at the offices of 7bridge, where the space dedicated to Surna is approximately 200 sq/ft and is taken on a month-to-month basis.

Surna HK maintains offices in two units in the same building in Yuexiu District, Guangzhou of approximately 110 m/sq each. These units are leased under the name of Cherry Ping-Wai Lim, one of the Company’s directors; Flying Cloud has sole use of the premises and is responsible for lease payments.

Limited operating history; liquidity and capital resources; need for additional capital

We are a start-up company and have not yet generated significant revenues from our business operations. Our auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source of funds at this time is further investment by existing shareholders or others in our company. We are seeking equity financing to provide for the capital required to implement our operations. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders. If we cannot raise additional funds, we will either have to suspend operations until we raise sufficient capital, or cease operations entirely.

There is no historical financial information about us upon which to base an evaluation of our performance. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products, and we cannot guarantee we will be successful in our business operations.

To become profitable and competitive, we have to locate and negotiate agreements with game publishers and other partners to have them offer our products for sale on acceptable terms. For our network services business we will need to negotiate with other telcoms carriers, clearing houses, and calling card providers and be able to expand the existing ISR business and have the scale and coverage to be competitive.

Seasonality and Cyclicality

We do not believe we will be impacted by seasonal changes, however; expenditures by direct marketers and advertisers tend to vary in cycles that reflect overall economic conditions as well as budgeting and buying patterns. It is possible that we may see some fluctuation in future revenues derived from online game products played by school-aged children in the PRC in that online playing time is likely to peak during summer and winter school vacation periods, which usually occur in the first and third quarters of each year. We may also expect the Chinese New Year holidays, which occurs in the first quarter of each year, to affect playing time and online expenditure by players, especially children who may have extra pocket money at these times.

Competition

Online game development

There is strong and increasing competition in the online game market, both in China and overseas. Larger online game developers and operators in China include companies such as: Shanda Games, NetEase, Changyou, Giant Interactive, The9, Tencent, Kingsoft, NetDragon, and Perfect World. Other competitors include smaller game developers and operators in China and the overseas markets where we plan to offer our games.

We believe that there are a number of competing developers and operators in China providing games and virtual worlds and other forms of online and offline entertainment to young adults and children. Given the relatively low capital requirements and entry barriers to operating virtual worlds, we expect more companies to enter the online gaming industry in China and a wider range of internet games targeting a similar group of players to be introduced to the China market in a relatively short period of time.

Many of our existing and potential competitors have significantly greater financial and marketing resources than we do, and we may not be able to grow or maintain our revenues or achieve profitability as we operate in a highly competitive industry and compete against many companies.

Voice telecommunications

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that long-distance wholesale service providers compete primarily on the basis of price, and we have numerous competitors including incumbent telecoms operations and smaller independent telecom and VoIP competitors. We believe that completion in international wholesale voice market will increase due to continuing deregulation and low barriers to entry that are getting increasingly lower due to technological change and reduced capital requirements for network infrastructure and hardware. Prices for long-distance voice calls in the markets in which we compete have declined historically and are likely to continue to decrease. In addition, many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, and larger networks.

Research and Development

We only conduct research and development in so far as we develop the source code and functionality of online games, mobile games or game engines. These software products are written in the C++ or Objective-C programming languages, which are then integrated with an HTML and/or Flash front-end user interface.

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

Regulation in the telecommunications industry is extensive. However, our network services business is currently solely focused on the International Simple Resale (“ISR”) of wholesale voice traffic over the public internet. All of our current customers are other telcoms carriers, clearing houses, or calling card providers, who possess the necessary licenses and permits for offering service to the public. Our facilities are located in Hong Kong, which is a fully liberalized telecommunications market. As we are not selling any products or services directly to the general public or terminating calls to the local phone network we do not need to hold any licenses for this, nor do we face any restrictions on this segment of the business. We do not foresee any regulatory issues relating to current service offerings.

Should we wish to expand our service offering or sell any products of services to consumers in Hong Kong we would need to obtain licenses for this, which we may not be able to do. Should we wish to expand our service offering in other markets we may be subject to further government regulation in those territories, and we may be subject to regulatory requirements in these markets that we would be unable to meet and therefore be unable to operate there. This requirement for licensing may significantly affect the potential for future growth of our network services business.

Employees

Surna Inc. has 1 employee and Surna Networks Limited has 2 employees. All 3 are based in Hong Kong and seconded from 7bridge Capital Management Limited, a company owned and controlled by our Directors. These staff are hired under 7bridge to more easily comply with local social security contribution requirements, for which 7bridge has existing accounts. Surna Hongkong Limited has 2 full-time staff, who are employed in the PRC.

Flying Cloud has its principal operations in Guangzhou, Guangdong, PRC. Approximately 30 staff are employed there. Of these 12 are software developers and programmers, 9 are graphic artists, 3 are operations and marketing, and 6 are management, administration or support staff. Two-thirds of PRC staff are hired by Flying Cloud though an outsourced payroll services company, which handles all payroll and social security administration.

ITEM 1A.  RISK FACTORS.

A.

Risks associated with our Company:

1.

Because our auditors have issued a going concern opinion and because our officers and directors might not loan any additional money to us, we may not have enough money to continue and may have to cease operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we will be an ongoing business for the next twelve months. Because our officers and directors might at any point be unwilling to loan or advance any additional capital to us we may not have enough money to continue operating and may have to either raise more money in the future or cease operations entirely, and you may lose all or part of your investment.

2.

We are solely dependent upon the funds we have raised so far and the support of our majority shareholders to continue our operations, which may be insufficient to achieve significant revenues, and we may need to obtain additional financing which may not be available to us.

We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenues.

3.

We may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. The issuance of additional equity securities or securities convertible into our ordinary shares could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. Our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties. Financing may not be available in amounts or on terms acceptable to us, if at all, especially if there is a recession or other events causing volatilities in the capital markets worldwide.

4.

Even if we obtain more customers, there is no assurance that we will make a profit.

Even if we obtain more customers, there is no guarantee that we will be able to attract enough customers to buy our products and services for us to operate profitably. Because we are a small company and do not have much capital, we must limit our products services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

5.

Because our officers and directors have limited formal training or experience in financial accounting and management, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

Our officers and directors have limited formal training or experience in financial accounting and management, however, they responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. While our principal financial officer has limited formal training in financial accounting matters, they have been preparing the financial statements that have been audited and reviewed by our auditors. When the disclosure and accounting controls referred to above are implemented, he will be responsible for the administration of them.  Should he not have sufficient experience, he may be incapable of creating and implementing the controls.  Lack of proper controls could cause our financial statements to be inaccurate which will give us an incorrect view of our financial condition and mislead us into believing our operations are being conducted correctly.  As a result, investors will be misled about our financial condition and the quality of our operations.  This inaccurate reporting could cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment, however, because of the small size of our expected operations, we believe that he will be able to monitor the controls he will have created and will be accurate in assembling and providing information to investors.

6.

If we fail to establish or maintain an effective system of internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may, therefore, be adversely impacted.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. We will be required to prepare a management report on our internal controls over financial reporting containing our management’s assessment of the effectiveness of our internal controls over financial reporting. In addition, depending on our market capitalization, our independent registered public accounting firm may be required to attest to and report on our management’s assessment of the effectiveness of our internal controls over financial reporting. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

7.

Our principal shareholders have substantial influence over our company and their interests may not be aligned with the interests of our other holders of our ordinary shares.

Our current officers and directors will be able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares. Our directors, Mr. Richard Clarke and Ms. Cherry Ping-Wai Lim, beneficially own respectively 75.47% and 75.67 % of our outstanding shares, or a combined total of 75.68% of the outstanding shares of our common stock. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. Alternatively, these principal shareholders may cause a merger, consolidation or change of control transaction even if it is opposed by our other shareholders.

As disclosed in more detail in this Annual Report on Form 10-K under Item 13, we have engaged in several transactions since our inception with affiliates of Mr. Clarke and Ms. Lim.  These transactions have been negotiated and valued by Mr. Clarke and Ms. Lim without the benefit of independent directors or financial or legal advisors separately representing the interests of our Company.  As a result, no assurance can be made that the prices paid or to be paid by the Company for the assets acquired or to be acquired were fair to our Company or its shareholders.

8.

We have a limited insurance coverage which could expose us to significant costs and business disruption.

We have not purchased any insurance to cover our assets, property and business. If we were to incur substantial losses or liabilities due to fire, explosions, floods, a wide range of other natural disasters or accidents or business interruption, our results of operations could be materially and adversely affected.

9.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket.  For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares.  This could prevent you from reselling your shares and may cause the price of the shares to decline.

10.

Stock prices of companies with significant operations in China have fluctuated widely in recent years, and the trading prices of our shares are likely to be volatile, which could result in substantial losses to investors.

The trading prices of our shares are likely to be volatile and could fluctuate widely in response to factors beyond our control. In particular, the performance and fluctuation of the market prices of technology and other companies with business operations mainly in China that have listed their securities in the United States may affect the volatility in the price of and trading volumes for our ordinary shares. In recent years a number of PRC companies have listed their securities on U.S. stock markets. Some of these companies have experienced significant volatility, including significant price declines following their initial public offerings. The trading performances of these PRC companies’ securities at the time of or after their offerings may affect the overall investor sentiment towards PRC companies listed in the United States and consequently may impact the trading performance of our ordinary shares. These broad market and industry factors may significantly affect the market price and volatility of our ordinary shares, regardless of our actual operating performance.

In addition to market and industry factors, the price and trading volume for our ordinary shares may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our services could cause the market price for our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares will trade. We cannot give any assurance that these factors will not occur in the future.

B.

Risks associated with our Games business

1.

Our limited operating history makes it difficult to evaluate our business and prospects. We have incurred losses in the past and may experience losses in the future. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease our operations.

We were incorporated on October 15, 2009 and since that date have not realized significant revenues. We started in the online gaming businesses in 2011 and have no operating history upon which an evaluation of our future success or failure can be made. Even if we generate revenues in the future, our limited operating history may not be able to provide a meaningful basis for you to evaluate our business.

It is also difficult to evaluate our prospective business, because we may not have sufficient experience to address the risks frequently encountered by early stage companies operating in a new and rapidly evolving industry, which may adversely affect our business and results of operations. These risks may include our potential failure to:

•

retain existing users and attract new users;

•

develop, license, or acquire additional games and virtual worlds that are appealing to users;

•

anticipate and adapt to changing user preferences;

•

adapt to competitive market conditions;

•

timely respond to technological changes or resolve unexpected network interruptions;

•

adequately and efficiently operate, upgrade and develop our online entertainment community;

•

maintain adequate control of our expenses; and

•

attract and retain qualified personnel.

Based upon current plans, we expect to incur operating losses in future periods. We expect to incur substantial costs and expenses to develop market and operate internet games and may not collect revenues in connection with the games for some time after its commercial launch or at all. Any failure or delay in generating revenues could result in material operating losses and harm our financial condition.

We cannot guarantee that we will be successful in generating revenues in the future. Accordingly, you should not rely on the results of any specific period as an indication of our future operating performance. Failure to generate revenues will likely cause us to suspend or cease operations.

2.

It is likely that we will depend on a limited number of internet games for the majority of our revenues, and if any of these games incur any adverse developments or if we are unable to develop, purchase or license additional games or virtual worlds that are attractive to users and result in overall revenue growth, our business, financial condition and results of operations may be materially and adversely affected.

Accordingly, any of the following could materially and adversely affect our business, financial condition and results of operations:

•

failure by us to make quality upgrades, enhancements or improvements to the existing games and virtual worlds in a timely manner;

•

delay in or discontinuation of regular content updates;

•

any reduction in or failure to grow the user base of these existing virtual worlds, any decrease in their popularity in the market due to intensifying competition or other factors;

•

any decrease in or failure to grow the amount of revenues generated from the existing virtual worlds; or

•

any breach of virtual world related software security, prolonged server interruption due to network failures, hacking activities or other factors or any other adverse developments relating to our existing virtual worlds.

In addition, in order to achieve our long-term profitability and financial and operational success, we must continually develop, purchase or license new internet games that are attractive to users. Although we currently have new games and virtual worlds in development, they may not be released on time, may not be profitable or popular among gamers in China.

3.

The success of our internally developed internet games will require additional investment prior to commercial launch. Furthermore, our ability to purchase or license successful internet games will depend on their availability on acceptable terms, including price, our ability to compete effectively against other potential purchasers or licensees to attract the developers of these virtual worlds, and our ability to obtain government approvals required for the purchase or licensing and operation of these virtual worlds.

The games that we develop, purchase or license may not be attractive to users, may be viewed by the regulatory authorities as not complying with content restrictions, may not be launched as scheduled or may not compete effectively with our competitors’ products. If we are not able to successfully develop, purchase or license virtual worlds appealing to users, our future profitability and growth prospects will decline.

4.

We may not be able to maintain our revenues and profitability as we operate in a competitive industry and compete against many companies.

We believe that there are a number of competing developers and operators in China providing games and virtual worlds and other forms of online and offline entertainment to young adults and children. Given the relatively low capital requirements and entry barriers to operating virtual worlds, we expect more companies to enter the online gaming industry in China and a wider range of internet games targeting a similar group of players to be introduced to the China market in a relatively short period of time. Potential competitors also include major Internet portal operators, other domestic and foreign virtual world developers and operators, media companies focused on internet games development and alliances between our existing and new competitors. Some of our competitors, especially major foreign and China-based publicly listed media and internet games operators, have significantly greater financial and marketing resources and name recognition than we have. Our competitors may adopt loss-leading pricing or other tactics or business models, and if these prove to be more attractive to players on a temporary or permanent basis, our users may switch to our competitors’ services and products at our expense. We cannot assure you that we will be able to compete successfully against any new or existing competitors, or maintain our user base and number of active paying accounts when competitors launch promotional campaigns targeting our user base, which could have a material adverse effect on our revenues and profitability.

5.

We face risks and uncertainties regarding the growth of the online game industry and market acceptance of our games and virtual items.

The internet game industry, from which we expect to derive a large percentage of our revenues, is a relatively new and evolving industry and concept. The growth of the internet game industry and the level of demand and market acceptance of our internet games are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors, some of which are beyond our control. These factors include:

•

the growth of personal computer, Internet and broadband users and penetration in China and other markets in which we offer our virtual worlds, and the rate of any such growth;

•

whether the online entertainment market in China, and in particular the online entertainment market for games, continues to grow and the rate of any such growth;

•

general economic conditions, particularly economic conditions adversely affecting discretionary spending on children’s entertainment;

•

the availability and popularity of other forms of entertainment, particularly console system games;

•

and our ability to timely update our existing virtual worlds and other services and introduce new games and virtual worlds and other services that attract existing and new users.

6.

If we fail to anticipate and effectively manage these risks and uncertainties, our market share may decrease, our business, financial condition and results of operations may be materially and adversely affected.

Our new games may attract our users away from our earlier games, and enhancements and updates to our established games may result in certain users deciding not to participate in them, which could materially and adversely affect our business, results of operations and financial condition.

Our new internet games may attract our users away from our earlier internet games, particularly with respect to games with similar story lines. Although we intend to target different types of users with new games and therefore minimize users of our existing internet games migrating to later launched internet games, such movement may nevertheless occur and may lead to fewer active users, reduced network effect and lower spending on subscriptions and virtual items.

In addition, in order to retain our existing users and to attract new users, we periodically introduce new features and make changes to our established virtual worlds based on feedback gathered from our users. However, these changes may result in some of our existing users deciding not to participate in our internet games, either temporarily or permanently. Our users may not respond well to enhancements to our games or policy changes in our online entertainment community, which could materially and adversely affect our business, results of operations and financial condition.

7.

We have no control over our distributors or licensees except through agreements we entered into with them. Our brands and reputation could be harmed and our results of operations could suffer if our distributors or licensees fail to comply with our agreements with them.

We rely on licensees and their distributors to distribute prepaid cards and virtual currencies, through which our users pay subscription fees or purchase online virtual items. We also rely on our licensees to manufacture and distribute products of our licensed franchises. We have limited ability to manage the activities of our distributors and licensees, who are independent from us, except through the enforcement of agreements with them. If a significant number of our distributors or licensees fail to comply with our agreements with them, such as distribution targets, brand and service promotion arrangements, quality control standards, or protocols on approving the presentation or portrayal of our franchises, our brands and reputation could be harmed and our results of operations could suffer as a result.

8.

We may not be successful in effectively promoting our brand or enhancing our brand recognition, and any negative publicity, regardless of its veracity, may harm our brand.

There is no assurance that we will be able to effectively promote or develop our brand and if we fail to do so, our growth may be adversely affected. In addition, negative publicity or disputes regarding our brand, products and services, company or management could materially and adversely affect public perception of our brand and the virtual worlds and other products and services we offer. Any negative publicity in relation to our services or products, regardless of its veracity, could harm our brand image among children and their parents and, in turn, result in decreases in the number of users and average net revenues per paying account from the operation of our online business. Any impact on our ability to effectively promote our brand and any significant damage to the public perception of the “Surna” brand or our internet games could materially and adversely affect our prospects and results of operations.

9.

Unauthorized use of our intellectual property by our distributors, licensees or third parties, and the expenses incurred in protecting our intellectual property rights, may harm our brands and reputation and adversely affect our business.

We regard our copyrights, trademarks and other intellectual property as critical to our success. Unauthorized use of our intellectual properties may harm our brands and reputation and adversely affect our business.

Although our contracts with distributors and licensees will prohibit the unauthorized use of our franchises, brands and other intellectual property rights, we cannot assure you that they will always comply with these terms. Although we presently enter into confidentiality agreements with most of our employees, we cannot assure you that these confidentiality agreements will not be breached, that we will have adequate remedies for any breach, or that our proprietary technology, know-how or other intellectual property will not otherwise become known to, or be independently developed by, third parties.

We currently have no trademark registrations in China. However, we have registered more than 10 domain names, including surna.com, our primary operation website. While we actively take steps to protect our proprietary rights, such steps may not be adequate to prevent the infringement or misappropriation of our intellectual property. In addition, we cannot assure you that any trademark applications will ultimately proceed to registration or will result in registration with adequate scope for our business. If our trademark applications, were we to make any, are not successful we may have to use different marks for affected products or services, or seek to enter into arrangements with any third parties who may have prior registrations, applications or rights, which might not be available on commercially reasonable terms, if at all.

Implementation of intellectual property laws in China has historically been lacking, primarily because of ambiguities in the laws and difficulties in enforcement. Accordingly, intellectual property right protection in China may not be as effective as in the United States or other countries. Policing unauthorized use of our proprietary technology, trademarks and other intellectual property is difficult and expensive, and litigation may be necessary in the future to enforce our intellectual property rights. Future litigation could result in substantial costs and diversion of our resources, and could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.

10.

We will rely on a distribution network for a significant portion of our revenues. If we fail to effectively manage our distributor relationships or our distributors fail to adhere to our agreements with them, our results of operations could suffer as a result.

Online payment systems in China are still in a relatively early stage of development. Also, compared to adult online users, children have fewer means to make payment through online payment channels. As a result, although we make prepaid cards and top-up available for purchase online using an online payment system, our business is expected to be dependent on the performance of distributors. Maintaining relationships with a significant number of distributors may be difficult and time-consuming. If we fail to maintain good relationships with, or to effectively manage, our distributors, if these distributors do not strictly adhere to our agreements with them or provide targeted distribution in locations frequented by target users, or if the distributors promote our competitors’ service and products at our expense, our results of operations could suffer as a result.

11.

Unauthorized character enhancements, other hacking or cheating activities, and undetected programming errors or defects in our virtual worlds could harm our online business and reputation and materially and adversely affect our results of operations.

With the increase in the number of players users in China, game operators have increasingly encountered problems arising from the use of unauthorized character enhancements, theft of user account passwords and other hacking or cheating activities. We expect to detect a number of users who may gain an unfair advantage by installing hacking or cheating tools to facilitate character progression. In response to these activities, we plan to install detection mechanisms in our games and virtual worlds to identify various hacking and cheating activities, and have expanded our technical team dedicated to detecting unauthorized character enhancements and resolving other hacking issues.

In addition, our internet games may contain undetected programming errors or other defects. Continued occurrences of unauthorized character enhancements, other hacking or cheating activities, and undetected errors or defects in our games may negatively impact the image of our games and users’ perception of their reliability, decrease the number of users, reduce the users’ interest in purchasing virtual items, shorten the life span of the games and adversely affect our results of operations. A constant recurrence of these activities may require us to shift our management’s and personnel’s attention from research and development and other operations to focus instead primarily on anti-hacking programs and activities, which could hurt our ability to develop and launch new games and could materially and adversely affect our business, financial condition and results of operations.

12.

If we fail to successfully execute our growth strategies, including our current expansion into other business areas, our future results of operations and growth prospects may be materially and adversely affected.

As part of our growth strategy, plan to enter into more media fields or license to makers broader categories of consumer products. We may adopt the business model of procuring and re-selling products bearing our franchises, instead of licensing our franchises. Expansion into these or other new businesses or adoption of these and other new business models present operating and marketing challenges that are different from those that we currently encounter. We face competition from existing players within these markets who may have more experience and resources. We may need to satisfy different regulatory requirements and obtain additional licenses or permits from relevant regulatory authorities. If we cannot successfully address these new challenges and compete effectively in these markets or under these business models, we may not be able to enter into or operate these offline businesses, attract a sufficiently large number of audience or customers, or recover costs incurred for developing and marketing these products or services, and our future results of operations and growth strategies could be materially and adversely affected as a result. Pursuing these and other growth strategies may also require us to expand our operations through internal development efforts and through partnerships, joint ventures, investments and acquisitions. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, and our competitiveness may be materially and adversely affected.

13.

We may undertake acquisitions, investments, joint ventures or other strategic alliances, which could have a material adverse effect on our ability to manage our business. In addition, such undertakings may not be successful.

Our strategy includes plans to grow both organically and through acquisitions, joint ventures or other strategic alliances. Joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. We may not be able to identify suitable future acquisition candidates or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, we may not be able to implement our strategies effectively or efficiently.

In addition, our ability to successfully integrate acquired companies may be adversely affected by a number of factors. These factors include diversion of management’s attention, difficulties in retaining personnel of the acquired companies, unanticipated legal liabilities, and tax and accounting issues in association with the acquisition and business combination. If we fail to integrate acquired companies efficiently, our earnings, revenues growth and business could be negatively affected.

Furthermore, the acquired companies may not perform to our expectations for various reasons, including legislative or regulatory changes that affect the products in which the acquired companies specialize, and the loss of personnel. If we are not able to realize the benefits envisioned for such acquisitions, our business and results of operations could be materially and adversely affected.

14.

Our limited resources may affect our ability to manage our growth.

Our growth to date has placed, and our anticipated further expansion will continue to place, a significant strain on our management, systems and resources. We intend to increase our employee headcount even further by adding development personnel and customer service representatives. To accommodate our growth pursuant to our strategies, we anticipate that we may need to implement and maintain a variety of new and upgraded operational and financial systems, procedures and controls, and to improve our accounting and other internal management systems, all of which require substantial management efforts. We also will need to continue to expand, train, manage and motivate our workforce, and manage our relationships with our users, our distributors and third-party product and service providers. All of these endeavors will require substantial management effort and skill and the incurrence of additional expenditures. We cannot assure you that we will be able to efficiently or effectively implement our growth strategies and manage the growth of our operations, and any failure to do so may limit our future growth and hamper our business strategy.

15.

Our failure to anticipate or successfully implement new technologies could render our game engines, development platforms or games unattractive or obsolete, and reduce our revenues and market share.

Our proprietary engines for powering our games and our software framework are critical to our success. The game and virtual world industry is subject to rapid technological changes. We need to anticipate the emergence of new technologies and assess their market acceptance. We also need to invest significant resources, including financial resources, in research and development to keep pace with technological advances in order to make our development capabilities and our virtual worlds competitive in the market. However, development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our development results. Our expenditures on research and development may not generate corresponding benefits. Given the fast pace with which game and virtual world technology has been and will continue to be developed, we may not be able to timely upgrade our engines or the software framework for our virtual world development in an efficient and cost-effective manner, or at all. New technologies in virtual world programming or operations could render our technologies, our existing virtual worlds or the virtual worlds that we are developing or expect to develop in the future obsolete or unattractive, thereby limiting our ability to recover related product development costs, purchase costs and licensing fees, which could result in a decline in our revenues and market share.

16.

We may be subject to intellectual property infringement claims, which could be time-consuming and costly to defend and may result in diversion of our financial and management resources and our inability to continue providing some of our existing virtual worlds.

We cannot assure you that our game and virtual world characters, our plots, or other content posted on our websites, has not infringed or will not infringe upon patents, valid copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business within the relevant statute of limitation. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, be forced to pay fines and damages, and we may incur licensing fees or be forced to develop alternatives. In addition, we may incur substantial expenses and diversion of our financial and management resources in defending against these third-party infringement claims, regardless of their merit. Successful infringement or other intellectual property rights claims against us may result in substantial monetary liabilities, which may disrupt our operations and materially adversely affect our business, results of operations and prospects.

Some of our employees were previously employed at other companies, including our current and potential competitors. We also intend to hire additional personnel to expand our development team and technical support team. To the extent these employees are involved in the development of content or technology similar to ours at their former employers, we may become subject to claims that such employees or we may have appropriated proprietary information or intellectual properties of the former employers of our employees. If we fail to successfully defend such claims against us, our results of operations could be materially and adversely affected.

17.

We could be liable for our users’ privacy being compromised, which may have a material adverse effect on our reputation and business.

Although we seek to provide a safe playing environment for our users by implementing  security mechanisms, our games and virtual worlds are likely to be subject to infiltrating from those who hack the accounts of our users to gain progression advantages, access these users’ accounts, or for other purposes. A significant number of failures to prevent our users’ exposure to such infiltration would severely harm our reputation and business.

18.

We could be liable for breaches of security of our website and third-party payment systems, which may have a material adverse effect on our reputation and business.

It is expected that some of our sales proceeds collected will be generated from sales of virtual currency through third-party payment systems. In such transactions, secure transmission of confidential information, such as users’ debit and credit card numbers and expiration dates, personal information and billing addresses, over public networks, including our official website, is essential for maintaining user confidence. We currently provide password protection for all of our users’ accounts. While we have not experienced any breach of our security to date, we still must prevent future breaches and current security measures may be inadequate. In addition, we expect that an increasing number of our sales will be conducted over the Internet as a result of the expanded user base and the growing use of online payment systems. We also expect that associated online crime will likely increase accordingly. We must therefore be prepared to increase our security measures and efforts so that our users have confidence in the reliability of the online payment systems that we use. We do not have control over the security measures of our third-party payment operators, and their security measures may not be adequate at present or may not be adequate with the expected increased usage of online payment systems. We could be exposed to litigation and possible liability if we fail to safeguard confidential user information, which could harm our reputation and our ability to attract users and may have a material adverse effect on our business.

19.

The successful operation of our business depends on the performance and reliability of the Internet infrastructure and fixed telecommunications networks in China.

Our business depends on the performance and reliability of the Internet infrastructure in China, and between China and the rest of the world. Almost all access to the Internet is maintained through state-owned telecommunication operators under the administrative control and regulatory supervision of the Ministry of Industry and Information Technology, or the MIIT. In addition, the national networks in China are connected to the Internet through international gateways controlled by the PRC government. These international gateways are the only channels through which a domestic user can connect to the Internet. Although the PRC government has pledged to improve the Internet infrastructure in China as part of its stimulus packaged introduced in the first quarter of 2009, a more sophisticated Internet infrastructure may not be developed in China. We or the users of our games and virtual worlds may not have access to alternative networks in the event of disruptions, failures or other problems with China’s Internet infrastructure.

20.

Unexpected network interruptions, network security breaches or computer virus attacks could have a material adverse effect on our business, financial condition and results of operations.

Any failure to maintain the satisfactory performance, reliability, security and availability of our network infrastructure may cause significant harm to our reputation and our ability to attract and maintain users. All of the servers operating our games and virtual worlds, all of the servers handling log-in, billing and data back-up matters for us, and some of our backup servers are likely to be hosted and maintained by third-party service providers. Major risks involved in such network infrastructure include any break-downs or system failures resulting in a sustained shutdown of all or a material portion of our servers, including failures that may be attributable to sustained power shutdowns, or efforts to gain unauthorized access to our systems causing loss or corruption of data or malfunctions of software or hardware.

Our servers may experience unexpected outages and occasional slower performance in a number of locations in China as a result of failures by third-party service providers. Our network systems are also vulnerable to damage from fire, flood, power loss, telecommunications failures, computer viruses, hacking and similar events. Any network interruption, virus or other inadequacy that causes interruptions in the availability of our virtual worlds or deterioration in the quality of access to our virtual worlds could reduce our users’ satisfaction and ultimately harm our business and results of operations.

21.

We face risks associated with the licensing of our games and virtual worlds overseas, and if we are unable to effectively manage these risks, they could impair our ability to expand our business internationally.

We may license our existing and new products in other countries and regions outside of greater China in the future. The offering of our products in the international markets could expose us to a number of risks, including:

•

difficulties in identifying and maintaining good relationships with licensees who are knowledgeable about, and can effectively distribute and operate our products in, international markets;

•

difficulties in maintaining the reputation of our company and our products, given that our virtual worlds are operated by licensees in the international markets pursuant to their own standards;

•

difficulties in protecting our intellectual property rights internationally and the associated costs;

•

difficulties and costs relating to compliance with the different commercial, legal and tax requirements of the international markets in which we offer our products, such as foreign ownership restrictions, game import regulatory procedures, taxes and other restrictions;

•

difficulties in translation and recompiling software for different languages;

•

fluctuations in currency exchange rates; and

•

interruptions in cross-border Internet connections or other system failures.

22.

Our business depends substantially on the continuing efforts of our management and other key personnel. If we lose their services, we could incur significant costs in finding suitable replacements and our business may be severely disrupted.

Our future success heavily depends upon the continued services of our management and other key personnel. If any of our management or key personnel quits, joins a competitor or forms a competing company, we may lose users, distributors, know-how and key professionals and staff members. Each of our executive officers has entered into employment agreements and confidentiality agreements and the majority of them have entered into non-competition agreements with us. However, if any dispute arises between our officers and us, the non-competition provisions contained in their non-competition agreements may not be enforceable, especially in China, where most of these executive officers and key employees reside, and this may be on the grounds that we have not provided adequate compensation to these executive officers for their non-competition obligations, which is required under the relevant PRC regulations. If lose enough experienced personnel and we do not or are not able to hire anyone to replace them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

23.

We may not be successful in attracting and retaining qualified personnel and our business and results of operations could be negatively impacted.

We will need to hire and retain additional qualified employees to support our existing operations and planned expansion. Our ability to anticipate and effectively respond to changing user needs depends in part on our ability to attract and retain experienced personnel for our online and offline businesses in technology, graphic design, operation and other functions. The effective operation of our information technology system, call center, logistics and other back office functions also depends in part on our professional employees. Since our industry is characterized by high demand and intense competition for talent, we may need to offer higher compensation and other benefits in order to retain key personnel in the future. We cannot assure you that we will be able to attract or retain the qualified key personnel that we will need to achieve our business objectives. In addition, as our business has grown rapidly, our ability to train and integrate new employees into our operations may not meet the increasing demands of our business. If we need additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

24.

Our operating results will likely fluctuate from period to period, making them difficult to predict and not be indicative of future performance.

Our operating results from period to period are highly dependent upon, and will fluctuate as a result of a variety of factors, including:

•

seasonal trends in revenue generation as a result of seasonal fluctuations of online play time, which peaks during summer and winter school vacation periods, which usually occur in the first and third quarters of each year when children have more online playtime, and falls during second and fourth quarters of each year, and generally increases during the Chinese New Year holidays, which occurs in the first quarter of each year, when children are given extra pocket money;

•

the introduction of virtual worlds and other online and offline services and products;

•

the quality, variety, popularity and mix of virtual items and online and offline services and products available for purchase and related promotional efforts;

•

the period of time over which we recognize revenue for some of our virtual items in our virtual worlds, which in the future many be based on the estimated lifespan of our virtual items, which may be adjusted from time to time;

•

content development costs and licensing or royalty payments; and

•

the expansion of our distribution network and the related discounts and rebates.

Due to these and other factors, our operating results will vary from period to period, will be difficult to predict for any given period, may be adversely affected from period to period and may not be indicative of our future performance.

C.

Risks associated with our Telecommunications business

1.

We face significant competition that may reduce our market share and lower our profits.

We face significant competition in the telecommunications industry. The rapid development of new technologies, services and products has eliminated the traditional distinctions between services. Our ability to compete effectively will depend on, among other things, our network quality, capacity and coverage, the pricing of our services, the quality of our customer service, our development of new and enhanced products and services, the reach and quality of our sales and distribution channels and our capital resources. It will also depend on how successfully we anticipate and respond to various factors affecting our industry, including new technologies and business models, changes in consumer preferences and demand for existing services, demographic trends and economic conditions. If we are not able to successfully respond to these competitive challenges, we could lose market share and experience reduced profits.

2.

If we are not able to take advantage of technological developments in the telecommunications industry on a timely basis, we may experience a decline in the demand for our services or may be unable to implement our business strategy.

The telecommunications industry has experienced and continues to experience rapid change as new technologies are developed that offer customers an array of choices for their communications needs. In order to grow and remain competitive, we will need to adapt to future changes in technology, to enhance our existing offerings and introduce new offerings to address our customers’ changing demands. If we are unable to meet future advances in competing technologies on a timely basis or at an acceptable cost, we could lose customers to our competitors. We may not be able to accurately predict technological trends or there could be legal or regulatory restraints to our services. If costs associated with implementation of these services materially increase, our ability to retain and attract customers could be adversely affected.

3.

Natural disasters, terrorist attacks or breaches of network or information technology security could have an adverse effect on our business.

Natural disasters, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology (IT) security may cause equipment failures, fiber-optic cable breaks or other network disruptions that could affect our operations. Our inability to operate as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers. In addition, a failure to protect against breaches of network or IT security could result in damage to our operations or reputation. Any of these occurrences could result in a material adverse effect on our results of operations and financial condition.

4.

Uncertainties and risks associated with international markets and regulatory requirements could adversely impact our international operations.

We are much smaller than the principal or incumbent telecommunications carrier that operates in the markets we serve. In these markets, incumbent carriers: (i) are likely to modify and/or control access to, and pricing of, the local networks; (ii) enjoy better brand recognition and brand and customer loyalty; (iii) generally offer a wider range of product and services; and (iv) have significant operational economies of scale, including a backbone networks and longer term customer and supplier agreements on preferred and better terms. Moreover, the incumbent carriers may take considerable time to allow competitors, including us, to interconnect to their switches within their territory. Should we need to, there can be no assurance that we will be able to: (i) obtain the permits and operating licenses required for us to operate in the new service areas; (ii) obtain access to local transmission facilities on economically acceptable terms; or (iii) market services in international markets.

Additional operating risks, and uncertainties involved in international markets, include: trade barriers, problems in collecting accounts receivable, political risks, restrictions associated with the repatriation of funds, and seasonal reductions in business activity. Our ability to operate and grow our international operations successfully could be adversely impacted by these risks and uncertainties particularly in light of the fact that we derive such a large percentage of our revenues from outside of the U.S.

5.

If we are not able to operate a cost-effective network, we may not be able to grow our business successfully.

Our long-term success depends on our ability to design, implement, operate, manage, maintain and upgrade a reliable and cost-effective network infrastructure, including at data hosting centers. In addition, we rely on third party equipment and service vendors to enable us to expand and manage our global network and to provide local, broadband Internet, data and hosting and wireless services. If we fail to generate additional traffic on our network, if we experience technical or logistical impediments to our ability to develop necessary aspects of our network or to migrate traffic and customers onto our network, or if we experience difficulties with our third-party providers, we may not achieve desired economies of scale or otherwise be successful in growing our business.

6.

Other international governmental regulation could limit our ability to provide our services, make them more expensive and may have a material adverse impact on our competitive position, growth and financial performance.

Our international operations are also subject to regulatory risks, including the risk that regulations in some jurisdictions will prohibit us from providing our services cost-effectively or at all, which could limit our growth. We cannot make assurances that these conditions will not have a material effect on our revenues and growth in the future.

7.

We require access to the internet by us and our users in order to offer our services. If internet access providers or other companies involved in handling internet traffic are able to block, degrade or charge us so that we can offer quality services, we could incur additional costs or lose customers.

Our service offerings require that customers have access to broadband internet access at a sufficient bandwidth in order to support call quality and other related services. We and our customers rely on service providers that have significant market power in the broadband internet access marketplace including incumbent providers of telephone services, cable companies and wireless companies. It is possible that some of these providers could take measures to degrade or disrupt our services, or increase the cost to us or our users to obtain access to certain levels of bandwidth necessary to make our service offerings. While interference with access to our services seems unlikely, such broadband internet access provider interference has occurred and could result in a loss of existing users and increased costs, and could impair our ability to attract new users, thereby harming our revenue and growth.

D.

Risks Related to Doing Business in China

1.

Changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our business, results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. Growth of the Chinese economy also slowed in the second half of 2008 and early 2009. Any prolonged slowdown in the Chinese economy, in particular the information technology industry, could have a negative impact on our business, operating results and financial condition in a number of ways. For example, our users may decrease spending on our products, while we may have difficulty expanding our user base fast enough, or at all, to offset the impact of decreased spending by our existing users.

Although the Chinese economy is no longer a planned economy, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between RMB and foreign currencies, and regulate the growth of the general or specific market. These government involvements have been instrumental in China’s significant growth in the past 30 years. If the PRC government’s current or future policies fail to help the Chinese economy achieve further growth or otherwise negatively affect our business, our growth rate or strategy, our results of operations could be adversely affected as a result.

2.

Uncertainties in PRC government policies and regulations regarding virtual worlds and online games and children’s Internet use in China may adversely affect our business

In April 2007, the GAPP, the MII, the Ministry of Education, the Ministry of Public Security, and other relevant government authorities jointly issued a circular concerning the mandatory implementation of an addiction prevention program in virtual worlds and online games, which aims to protect the physical and psychological health of minors. This circular requires all virtual worlds to incorporate an addiction prevention program and an identity verification system, both of which limit the amount of time that a minor or other user may continuously spend participating in a virtual world or playing an online game. Failure to do so may subject us to certain penalties, such as suspension of Internet publishing operation and relevant Internet-access services or revocation of relevant licenses.

On June 3, 2010, the Ministry of Culture, or the MOC, adopted the Provisional Administration Measures of Online Games, or the Online Games Administration Measures, which became effective as of August 1, 2010. The MOC also issued a notice regarding the implementation of the Online Games Administration Measures. We are required to establish the identity verification systems within three months of the effectiveness of the Online Games Administration Measures for online games and virtual worlds which started operation after August 1, 2010, and within six months for those which started operation prior to August 1, 2010.

However, since the users of our internet games will in part be minors, the implementation of an identity verification system has practical difficulties, mainly because minors do not have PRC identity cards. We understand that the purpose of identity verification system required under the abovementioned circular issued in 2007 is to facilitate addiction prevention, hence, we plan to implement addiction prevention programs for all users of our games and virtual worlds.

In addition, a notice jointly issued by several central governmental agencies in February 2007 increased the punishment for Internet cafés admitting minors. As Internet cafés provide means for children to access the Internet especially in smaller cities, this restriction may adversely affect our plan for growth in these cities. Further strengthening of these regulations, or enactment by the PRC government of any additional laws to further tighten its administration over the Internet, online games, and, in particular, the Internet use and access to online games and virtual worlds by children, may result in less time spent by users or fewer users, which may materially and adversely affect our business results and prospects for future growth.

3.

The laws and regulations governing virtual worlds and online games in China are developing and are subject to future changes. If we or the third-party publishers we work with fail to obtain or maintain all applicable permits and approvals, our business and operations would be materially and adversely affected.

The online game industry in China is heavily regulated by the PRC government. Various regulatory authorities of the PRC central government, such as the State Council, the MIIT, the GAPP, the Ministry of Culture and the Ministry of Public Security, have the authority to issue and implement regulations governing various aspects of the online game industries.

As the online game industry is at an early stage of development in China, new laws and regulations may be adopted from time to time to require additional licenses and permits. As a result, uncertainties exist regarding the interpretation and implementation of current and future PRC laws and regulations applicable to games and virtual worlds. We may in the future be subject to various penalties, including fines and the discontinuation or restriction of our operations. Any such disruption in our business operations would materially and adversely affect our business, financial condition and results of operations. We cannot assure you that we will be able to timely obtain required licenses or any other new license required in the future, or at all. We cannot assure you that we will not be found in violation of any current or future PRC laws and regulations.

4.

Regulation and censorship of information disseminated over the Internet in China may adversely affect our business, and we may be liable for information displayed on, retrieved from, or linked to our Internet websites.

The PRC government has adopted certain regulations governing Internet access and the distribution of news and other information over the Internet. Under these regulations, Internet content providers and Internet publishers are prohibited from posting or displaying over the Internet content that, among other things, violates PRC laws and regulations, impairs the national dignity of China, or is obscene, superstitious, fraudulent or defamatory. Failure to comply with these requirements could result in the revocation of licenses and the closure of the concerned websites. The website operator may also be held liable for such prohibited information displayed on, retrieved from or linked to such website.

In addition, the MIIT has published regulations that subject website operators to potential liability for content included on their websites and the actions of users and others using their websites, including liability for violations of PRC laws prohibiting the dissemination of content deemed to be socially destabilizing. The Ministry of Public Security has the authority to order any local Internet service provider, or ISP, to block any Internet website maintained outside China at its sole discretion. Periodically, the Ministry of Public Security has stopped the dissemination over the Internet of information which it believes to be socially destabilizing. The State Secrecy Bureau, which is directly responsible for the protection of State secrets of the PRC government, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the dissemination of online information.

As these regulations are subject to interpretation by the relevant authorities, it may not be possible for us to determine in all cases the type of content that could result in liability for us as a content provider to the website operator. In addition, we may not be able to control or restrict the content of other Internet content providers linked to or accessible through our websites, or content generated or placed on our websites by our users, despite our attempt to monitor such content. To the extent that regulatory authorities find any portion of our content objectionable, they may require us to limit or eliminate the dissemination of such information or otherwise curtail the nature of such content on our websites, which may reduce our user traffic and have a material adverse effect on our financial condition and results of operations. In addition, we may be subject to significant penalties for violations of those regulations arising from information displayed on, retrieved from or linked to our websites, including a suspension or shutdown of our operations.

5.

There are currently no laws or regulations in the PRC governing property rights of virtual assets and therefore it is not clear what liabilities, if any, we may have relating to the loss of virtual assets by our users.

Users of our internet games acquire and accumulate some virtual assets, such as performance-enhancing items, clothing, accessories and other in-game items. Such virtual assets can be highly valued by users. In practice, virtual assets can be lost for various reasons, such as data loss caused by delay of network service by a network crash, or by hacking activities. There are currently no PRC laws and regulations governing property rights of virtual assets. As a result, it is unclear who the legal owner of virtual assets is and whether the ownership of virtual assets is protected by law. In addition, it is unclear under PRC law whether an operator of virtual worlds such as us would have any liability (whether in contract, tort or otherwise) for loss of such virtual assets by users. Based on several judgments regarding the liabilities of online game operators for loss of virtual assets by users, the courts have generally required the online game operators to provide well-developed security systems to protect such virtual assets owned by users. In the event of a loss of virtual assets, we may be sued by users and may be held liable for damages.

6.

Restrictions on virtual currency may adversely affect our game operations revenues.

Our game and virtual world operations revenues are likely to be collected through the sale of prepaid top-up cards and virtual currency. The Notice on the Reinforcement of the Administration of Online Games issued by the Ministry of Culture and other governmental authorities on February 15, 2007, directs the People’s Bank of China to strengthen the administration of virtual currency in online games to avoid any adverse impact on the PRC economy and financial system. This notice provides that the total amount of virtual currency issued by online game operators and the amount purchased by individual users should be strictly limited, with a strict and clear division between virtual transactions and real transactions carried out by way of electronic commerce. This notice also provides that virtual currency should only be used to purchase in-game items. On June 4, 2009, Ministry of Culture and Ministry of Commerce jointly issued Notice on the Reinforcement of the Administration of Virtual Currency in Online Games, which defines what virtual currency is and requires that entities obtain the approval from the Ministry of Culture before issuing virtual currency and engaging in transactions using virtual currency in connection with online games. We have obtained the approval from the Ministry of Culture for the issuing of our virtual currency. These restrictions on virtual currency may result in lower sales of our prepaid cards, and could have an adverse effect on our revenues from online business.

7.

Our business could benefit from certain government tax incentives. Expiration, reduction or discontinuation of, or changes to, these incentives would increase our tax burden and reduce our net income.

Various local governments in China may provided discretionary preferential tax treatments to us. However, these local governments may decide to reduce or eliminate these preferential tax treatments at any time.

Furthermore, these local implementations of tax laws may be found to violate national laws or regulations and we may be subject to retroactive imposition of higher taxes as a result. Any expiration, reduction or discontinuation of, or changes to, these tax incentives will increase our tax burden and reduce our net income and thus have a material adverse effect on our operating results.

8.

Even if we are profitable, we will principally rely on dividends and other distributions on equity paid by subsidiaries, including those in the PRC, to fund any cash and financing requirements we may have, and any limitation on the ability of our PRC subsidiary to make payments to us, or the tax implications of making payments to us, could have a material adverse effect on our ability to conduct our business.

Even if our operations were profitable, we will rely principally on dividends and other distributions on equity from our subsidiary in China for our cash requirements, including the funds necessary to service any debt we may incur. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of its accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, our subsidiary in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. These reserves are not distributable as cash dividends. The registered capital of Flying Cloud is US$ 140,000. To date Flying Cloud has not made allocations to its statutory reserve fund in compliance with the applicable PRC laws and regulations.

Furthermore, if our subsidiary in China incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments to us. Substantially all of our expected earnings and cash flows are likely to be attributable to our PRC subsidiary. If earnings from our PRC subsidiary were to decline, our earnings and cash flow would be materially and adversely affected. Our cash flows are principally derived from dividends paid to us by our PRC subsidiary. As a result, our ability to distribute dividends largely depends on earnings from our PRC subsidiary and its ability to pay dividends out of its earnings. Our PRC subsidiary does not have a history of paying dividends. We cannot assure you that our PRC subsidiary will generate sufficient earnings and cash flows in the near future to pay dividends or otherwise distribute sufficient funds to enable us to meet our obligations, pay interest and expenses or declare dividends.

In addition, under the PRC Enterprise Income Tax Law and the Implementing Rules, both of which became effective on January 1, 2008, dividends generated from the business of our PRC subsidiary after January 1, 2008 and payable to us may be subject to a 10% withholding tax if the PRC tax authorities determine that we are a non-resident enterprise, unless there is an applicable tax treaty with China that provides for a different withholding arrangement and we are deemed to be entitled to such favorable treatment.

9.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in our global income becoming subject to 25% PRC enterprise income tax.

The PRC Enterprise Income Tax Law provides that enterprises established outside China whose “effective management” are located in China are considered “resident enterprises” and will generally be subject to the uniform 25% EIT rate as to their global income. Under the implementation regulations, “effective management” is defined as substantial and overall management and control over such aspects as the production and business, personnel, accounts and properties of an enterprise.

In April 2009, the State Administration of Taxation released a circular that sets out the standards and procedures for recognizing the location of the “effective management” of an enterprise registered outside of the PRC and funded by Chinese enterprises as controlling investors, or a Chinese Funded Enterprise. Under the circular, a Chinese Funded Enterprise is considered a resident enterprise if all of the following applies: (i) a Chinese Funded Enterprise’s major management department and personnel who are responsible for carrying out daily operations are located in the PRC; (ii) the department or the personnel who have the right to decide or approve the Chinese Funded Enterprise’s financial and human resource matters are located in the PRC; (iii) the major assets, account book, company seal and meeting minutes of the Chinese Funded Enterprise are located or stored in the PRC; and (iv) the directors or management personnel holding no less than 50% voting rights of the Chinese Funded Enterprise habitually reside in the PRC. The circular explicitly provides that the above standards apply to the enterprises which are registered outside the PRC and funded by Chinese enterprises as controlling investors, and therefore such standards may be cited for reference only and may not be directly adopted when considering whether our “effective management” is in the PRC or not. Accordingly, while we feel we would not qualify as a resident enterprise it is still uncertain whether we may be considered a resident enterprise under the PRC EIT Law in the future. If we were considered a resident enterprise and earn income other than dividends from our PRC subsidiary, we will be subject to a 25% PRC income tax on our global income and such 25% PRC EIT on our global income could significantly increase our tax burden and materially and adversely affect our cash flow and profitability.

10.

If we are classified as a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to PRC withholding tax on dividends from us and to PRC income tax on gain realized on the transfer of our shares in the PRC.

Under the PRC Enterprise Income Tax Law and related implementation regulations, PRC EIT withholding tax at the rate of 10% is applicable to dividends payable to investors that are “non-resident enterprises,” which do not have an establishment or place of business in the PRC, or which have such establishment or place of business if the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends have their sources within the PRC. In addition, any gain realized on the transfer of shares by such investors is subject to 10% PRC income tax if such gain is regarded as income derived from sources within the PRC unless a treaty otherwise provides. If we are considered a PRC “resident enterprise,” it is unclear whether dividends we pay with respect to our PRC subsidiaries would be treated as income derived from sources within the PRC and be subject to PRC tax. If our PRC subsidiaries are required under the PRC EIT Law to withhold PRC income tax on dividends payable to our non-PRC entities that are “non-resident enterprises,” the value of your investment in our shares may be materially and adversely affected.

11.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

We conduct our business primarily through our subsidiary in China, where our operations are governed by PRC laws and regulations. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Dispute settlement in China, whether through litigation or arbitration, may be protracted and result in substantial costs and diversion of resources and management attention. In addition, it may not always be possible to enforce judgments, whether through the local courts or authorities, which could result in further diversion of resources and management attention and extra costs.

12.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or providing additional capital contributions to our PRC operating subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

In utilizing the proceeds of any future offering we may make loans to our PRC subsidiary or subsidaries at the time, or we may make additional capital contributions to our PRC subsidiary. Loans by us to our subsidiary in China, which is a foreign-invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterpart. Capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiary. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

13.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

A large percentage of our cash inflows and outflows are likely to be denominated in Renminbi (RMB). We may convert a portion of our revenues derived in the PRC into other currencies to meet our foreign currency obligations such as payment of dividends declared. Under China’s existing foreign exchange regulations, our PRC subsidiary is able to make payments of current accounts, like dividends to its offshore holding companies, in foreign currencies, without prior approval from SAFE, by complying with certain procedural requirements. However, we cannot assure you that the PRC authorities will not take further measures in the future to restrict access to foreign currencies for current account transactions. We may also have different views with the PRC authorities with respect to certain foreign exchange transactions. These and other uncertainties with respect to currency exchange controls may have a material adverse impact on our operations and financial condition.

14.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current corporate structure, our income is primarily derived from dividend payments from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy its foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from SAFE by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders, including holders of our shares.

15.

We may be subject to penalties, including restriction on our ability to inject capital into our PRC subsidiary and our PRC subsidiary’s ability to distribute profits to us, if our PRC resident shareholders or beneficial owners fail to comply with relevant PRC foreign exchange rules.

SAFE issued a public notice in October 2005 requiring PRC residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies, referred to in the notice as an “offshore special purpose vehicle.” PRC residents that are shareholders and/or beneficial owners of offshore special purpose companies established before November 1, 2005 were required to register with the local SAFE branch before March 31, 2006. In addition, any PRC resident that is a shareholder of an offshore special purpose vehicle is required to amend its SAFE registration with respect to that offshore special purpose company in connection with any increase or decrease of capital, transfer of shares, merger, division, equity investment or creation of any security interest over any assets located in China or other material changes in share capital. In May 2007, SAFE issued relevant guidance to its local branches with respect to the operational process for SAFE registration, which standardized more specific and stringent supervision on the registration relating to the SAFE notice.

We cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by the SAFE notice or other related rules. In case of any non-compliance on any of our PRC resident shareholders or beneficial owners, our PRC subsidiary and such shareholders and beneficial owners may be subject to fines and other legal sanctions, including restriction on our ability to contribute additional capital into our PRC subsidiary and our PRC subsidiary’s ability to distribute dividends to our offshore holding companies, which will adversely affect our business.

16.

All employee participants in our share incentive plans, should we have such a plan, who are PRC citizens may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional option plans for our employees under PRC law.

In December 2006, the People’s Bank of China promulgated the Administrative Measures for Individual Foreign Exchange, which set forth the respective requirements for foreign exchange transactions by PRC individuals under either current account or the capital account. In January 2007, SAFE issued the Implementation Rules of the Administrative Measures for Individual Foreign Exchange, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. On March 28, 2007, SAFE promulgated the Processing Guidance on Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas-Listed Companies, or the Stock Option Rule. Under the Stock Option Rule, PRC citizens who are granted stock options by an overseas publicly-listed company are required, through a qualified PRC domestic agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.

Our PRC citizen employees participating in a stock incentive plan may be subject to the Stock Option Rule. Failure to comply with the Stock Option Rule and other relevant rules will subject us or our PRC citizen employees participating in our stock incentive plan to fines and other legal or administrative sanctions and impose restrictions on our execution of option plans, including the grant of options under such plans to our employees, which could adversely affect our business operations.

17.

Fluctuation in the value of the RMB may have a material adverse effect on the value of your investment.

The value of the RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy resulted in an over 20% appreciation of the RMB against the U.S. dollar over the following three years. For almost two years after reaching a high against the U.S. dollar in July 2008, however, the RMB traded within a narrow band against the U.S. dollar, remaining within 1% of its July 2008 high. As a consequence, the RMB fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase RMB exchange rate flexibility. However, it remains unclear how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in greater fluctuation of the RMB against the U.S. dollar. Substantially all of our revenues and costs are denominated in RMB, and a significant portion of our financial assets are also denominated in RMB. We principally rely on dividends and other distributions paid to us by our subsidiary in China. Any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our shares in U.S. dollars. Any fluctuations of the exchange rate between the RMB and the U.S. dollar could also result in foreign currency translation losses for financial reporting purposes.

18.

The approval of the China Securities Regulatory Commission, or the CSRC, may be required in connection with future offerings under a PRC regulation. The regulation also establishes more complex procedures for acquisitions conducted by foreign investors that could make it more difficult for us to grow through acquisitions.

On August 8, 2006, six PRC regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC, and SAFE, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006. If CSRC approval is required for an offering, our failure to obtain or delay in obtaining the CSRC approval for it may subject us to sanctions imposed by the CSRC and other PRC regulatory agencies, which could include fines and penalties on our operations in China, restrictions or limitations on our ability to pay dividends outside of China, and other forms of sanctions that may materially and adversely affect our business, results of operations and financial condition.

The new regulations also established additional procedures and requirements that are expected to make merger and acquisition activities in China by foreign investors more time-consuming and complex, including requirements in some instances that the Ministry of Commerce be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, or that the approval from the Ministry of Commerce be obtained in circumstances where overseas companies established or controlled by PRC enterprises or residents acquire affiliated domestic companies. We may grow our business in part by acquiring other companies operating in our industry. Complying with the requirements of the new regulations to complete such transactions could be time-consuming, and any required approval processes, including approval from Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

19.

We face risks of health epidemics and other disasters, which could severely disrupt our business operations.

Our business could be materially and adversely affected by the outbreak of H1N1, or swine influenza, avian influenza, severe acute respiratory syndrome, or SARS, or another epidemic. In 2009 and early 2010, there were outbreaks of swine influenza in certain regions of the world, including China. Any adverse public health developments in China could require the temporary closure of our offices. Such closures could severely disrupt our business operations and adversely affect our results of operations.

Our operations are vulnerable to interruption and damage from man-made or natural disasters, including wars, acts of terrorism, earthquakes, fire, floods, environmental accidents, power loss, communications failures and similar events, all of which may disrupt our business. If any significant man-made or natural disaster were to occur in the future, our ability to operate our business could be seriously impaired.

20.

The enforcement of labor contract law and increase in labor costs in the PRC may adversely affect our business and our profitability.

China adopted a labor contract law and its implementation rules effective on January 1, 2008 and September 18, 2008, respectively. The labor contract law and its implementation rules impose more stringent requirements on employers with regard to, among others, minimum wages, severance payment upon permitted termination of the employment by an employer and non-fixed term employment contracts, time limits for probation period as well as the duration and the times that an employee can be placed on a fixed term employment contract. Due to the limited period of effectiveness of the labor contract law and its implementation rules and the lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how they will impact our current employment policies and practices. Our employment policies and practices may violate the labor contract law or its implementation rules and we may be subject to related penalties, fines or legal fees. Compliance with the labor contract law and its implementation rules may increase our operating expenses, in particular our personnel expenses, as the continued success of our business depends significantly on our ability to attract and retain qualified personnel. In the event that we decide to terminate some of our employees or otherwise change our employment or labor practices, the labor contract law and its implementation rules may also limit our ability to effect those changes in a manner that we believe to be cost-effective or desirable, which could adversely affect our business and results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

We own no property. We maintain an executive office in Hong Kong at the offices of 7bridge, where the space dedicated to Surna is approximately 200 sq/ft and is taken on a month-to-month basis.

Flying Cloud maintains offices in two units in the same building in Yuexiu District, Guangzhou of approximately 110 m/sq each. These units are leased under the name of Cherry Ping-Wai Lim, one of the Company’s directors; Flying Cloud has sole use of the premises and is responsible for lease payments.

Surna Media leases a month-to-month basis, also under the name of Cherry Ping-Wai Lim, an apartment in Yuexiu District, Guangzhou which is maintained for executive accommodation.

ITEM 3.  LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol SRNA. Trading of our common stock began on April 5, 2011.

Fiscal Year 2011	High	Low
Fourth Quarter: September 1 to November 30, 2011	2.00	0.64
Third Quarter: June 1 to August 31, 2011	0.75	0.20
Second Quarter: April 5 (commencement of trading) to May 31, 2011	0.20	0.15

Holders

There are 51 holders of record for our common stock.  There are a total of 99,375,000 shares of common stock outstanding, 95,200,000 of which are restricted. One of our shareholders is Lim Clarke & Co Limited, which is owned and controlled by Richard Clarke, our president and a director, and Cherry Ping-Wai Lim, our Chief Financial Officer and a director.

Dividends

We have not declared any cash dividends nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated annual audited financial statements and the notes thereto, each of which are contained in Item 8 entitled “Financial Statements and Supplementary Data”, and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Liquidity and Capital resources

We are a start-up company and have not yet generated significant revenues from our business operations. Our auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source of funds at this time is further investment in our company by existing shareholders or others. If we need additional funds and cannot raise them, we will either have to suspend operations until we raise sufficient capital, or cease operations entirely.

Since inception, we have sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. From September through November, the company placed 4,175,000 shares to 51 individuals at $0.02 per shares and raised $83,500 excluding expenses.

We issued 79,175,000 shares of common stock, 75,000,000 shares pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933 and 4,175,000 shares pursuant to our public offering. Both were accounted for as sales of common stock. On May 16, 2011 we declared a stock dividend of 4 new shares for each 1 share held, with a record date of May 18, 2011. On May 18, 2011 our Board of Directors approved an increase in authorized capital from 100,000,000 common shares to 350,000,000 common shares.

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have not generated significant revenues and are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

As of November 30, 2011, our total assets were $39,883 and our total liabilities were $1,620,769.

Results of Operations

We are a start-up stage corporation and have not generated or realized significant revenues from our business operations. To meet our initial need for cash we raised money from our public offering. Our only other source for cash at this time is investments by others in our company, and if we can not rely on loans from our officers, shareholders or others in order for us to maintain our operations we may need to find alternative sources, like a second public offering or a private placement of securities. At present, if we cannot generate sufficient revenues to continue operations or if we do not secure any additional funding we may either have to suspend operations until we do raise funds, or cease operations entirely.

Years Ended November 30, 2011 and November 30, 2010

Our revenues for the fiscal year ended November 30, 2011 were $19,927; of this $938 was from our online games business and $18,989 from our VoIP telecommunications business. The net loss from operations for the year ended November 30, 2011 was $1,604,458 of which $523,491 is Salaries, $769,231 for Compensation expenses, $135,424 for Product development cost and $176,312 for general and administration expense. We have had a loss from operation for the full year ending November 30, 2010 of $98,370 of which $63,000 is Salaries, $4,664 for product development expenses and $30,706 for general office administration expense.

Factors affecting results of our operations in China

The majority of our operations are carried out in the PRC and the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments, and by the general state of the PRC's economy and of the online games industry there. For example, we benefit from the overall economic growth in China in the past several years, which has resulted in increases in disposable income and discretionary consumer spending; the increasing use of the Internet; the growing popularity of online games in comparison with other forms of entertainment; and favorable demographic trends. Our results of operations may be adversely affected by an economic slowdown in China and other countries and regions where our games are operated, or  the arrival of additional competition in the markets where we operate. They may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Regulation imposed by the government of China and other countries on the online game industries may also have significant impact on our results of operations in the future.

Our operating results are more directly affected by company-specific factors including the following:

•

our cost of developing and marketing online games;

•

the speed at which we develop and launch new online games and related in-game items;

•

the popularity of our games and in-game items compared with those of our competitors;

•

the amount of our licensing revenues inside of China; and

•

the success of investments and merger and acquisition activities.

Our future growth will depend significantly upon our ability to continually and successfully develop and market additional online games that are attractive to players and to increase the monetization of our existing and future games in China.

Taxation

Nevada

Surna Inc. and Surna Networks, Inc. are each required to pay an annual fee to the Nevada Secretary of State of $165.00. Nevada has no corporate income taxes. Although the majority of our operations are outside the United States, we may be subject to federal or other U.S. taxation in the future.

British Virgin Islands

Surna Media is incorporated in the BVI. Under current laws, it is not subject to income or capital gains tax. In addition, payment of dividends to its shareholder, Surna Inc., is not subject to withholding tax.

Hong Kong

Our subsidiaries in Hong Kong are subject to a profit tax at the rate of 16.5% on assessable profit determined under relevant Hong Kong tax regulations.

According to the Mainland and Hong Kong Special Administrative Region Arrangement on the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income, or the Tax Agreement, dividends paid by a foreign-invested enterprise in mainland China to its corporate shareholder in Hong Kong will be subject to withholding tax at a maximum rate of 5.0%, provided however that such Hong Kong company directly owns at least 25.0% of the equity interest in the mainland foreign-invested enterprise. However, under the new Enterprise Income Tax Law (“EIT”) and its implementation rules, as well as Circular No. 601 issued by SAT in October 2009 (or “Circular 601), dividends from our PRC subsidiary paid to us through Surna HK may be subject to withholding tax at a rate of 10.0% if Surna HK is not considered to be the “beneficial owner” of the dividends distributed by a resident enterprise of the PRC.

Surna HK currently holds all the equity interest in our PRC operating company Flying Cloud. To the extent that Surna HK is considered a “non-resident enterprise” of the PRC under the Tax Agreement, dividends paid by Flying Cloud may be subject to a maximum withholding tax rate of 10.0%. Dividends paid by Surna HK to its shareholder will not be subject to any Hong Kong withholding tax.

China - PRC Enterprise Income Tax

Prior to January 1, 2008, companies established in China were generally subject to state and local EIT at statutory rates of 30% and 3% respectively. On March 16, 2007, the National People’s Congress of China enacted a new regulation, the PRC Enterprise Income Tax Law, which took effect beginning January 1, 2008. On December 6, 2007, the State Council also adopted the Implementing Rules for the Enterprise Income Tax Law, or the Implementing Rules, which also took effect beginning January 1, 2008. Under the PRC EIT Law, foreign invested enterprises (or “FIEs”), and Chinese domestic companies are subject to EIT at a uniform rate of 25%. On February 22, 2008, the Ministry of Finance and the State Administration of Taxation, or the SAT, promulgated the Notice on Several Preferential Policies in Respect of Enterprise Income Tax (or “Notice No. 1 2008”), reiterating the policy that a software enterprise newly established within China may, upon determination, be exempted from income taxes for its first two profit-making years and shall be subject to the income tax at half the standard rate for the next three years.

Qualification as a “software enterprise” is however subject to an annual assessment by the relevant government authorities in China. See “Risk Factors - Risks Related to Doing Business in China - we may be classified as a “resident enterprise” for PRC enterprise income tax purposes, which could result in our global income becoming subject to 25% PRC enterprise income tax.”

Under the PRC EIT Law and the Implementing Rules, dividends generated from the business of our PRC subsidiary and payable to us may be subject to a withholding tax rate of 10% if we are considered a non-resident enterprise incorporated outside of the PRC unless there is an applicable tax treaty with China that provides for a different withholding arrangement and we are deemed to be entitled to such favorable treatment. If we were to be classified as a “resident enterprise” for PRC enterprise income tax purposes, this would result in our global income becoming subject to 25% PRC enterprise income tax. The risk that we may be deemed to be a PRC resident enterprise under the PRC EIT Law is disclosed in “Risk Factors-Risks Related to Doing Business in China”.

Foreign currency and foreign currency translation

Foreign currency may have a major impact on our financial results. The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”).The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

Critical Accounting Policies

To aid in the understanding of our financial reporting, our most critical accounting policies are described in the notes accompanying our financial statements. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

Fair Value Measurements

The carrying value of financial instruments, including cash and cash equivalents, accrued liabilities, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to a related party approximates fair value primarily because all amounts due to related parties are due on demand and considered short term.

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $1,729,017 during the period from inception through 30 November, 2011. In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Significant Concentrations, Risks and Uncertainties

The majority of the Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

See the section “Notes to Consolidated Financial Statements” of our audited financial statements for a fuller discussion of our key accounting policies.

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

•

The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

•

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SURNA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Hong Kong, China

We have audited the accompanying consolidated balance sheets of Surna Inc. and its subsidiaries (collectively, the “Company”) as of November 30, 2011 and 2010 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surna Inc. and its subsidiaries, as of November 30, 2011 and 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Surna Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 13, 2012

Surna Inc.

Consolidated Balance Sheets

	November 30,	November 30,
	2011	2010
ASSETS
Current Assets
Cash	$3,582	$73,478
Account receivable	3,962	-
Prepaid expenses	1,228	3,211
Total Current Assets	8,772	76,689
Equipment, net of accumulated depreciation of $8,889 and $0	31,111	-

TOTAL ASSETS	$39,883	$76,689

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable	$2,510	$-
Accrued liabilities	24,924	51
Amounts due to related parties	1,593,335	91,408
Total Current Liabilities	1,620,769	91,459
TOTAL LIABILITIES	1,620,769	91,459

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value;
150,000,000 shares authorized; 0 shares
issued and outstanding
Common stock, $0.00001 par value;
350,000,000 shares authorized; 99,375,000
and 99,175,000 shares issued and outstanding	994	992
Additional paid-in capital	148,507	97,608
Accumulated other comprehensive loss	(1,370)	-
Accumulated deficit	(1,729,017)	(113,370)
Total Stockholders' Deficit	(1,580,886)	(14,770)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,883	$76,689

See accompanying notes to the audited consolidated financial statements

Surna Inc.

Consolidated Statements of Operations

	For the years ended
	November 30,	November 30,
	2011	2010

Revenue	$19,927	$-

Cost of revenue	21,116	-

Gross margin	(1,189)	-

Salaries	523,491	63,000
Compensation expenses	769,231	-
Product development cost	135,424	4,664
General and Administrative expenses	176,312	30,706

Loss from operations	1,604,458	98,370

Loss on extinguishment of debt	10,000	-

Net loss	1,615,647	98,370

Foreign currency translation loss	1,370	-

Comprehensive Loss	$1,617,017	$98,370

Basic and diluted net loss per share	(0.02)	(0.00)

Weighted average number of common shares
outstanding, basic and diluted	99,264,315	93,418,151

See accompanying notes to the audited consolidated financial statements

Surna Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended November 30, 2011 and 2010

					Accumulated
					Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance at November 30, 2009	75,000,000	$750	$14,250	$(15,000)	$-	$-

Formation of Surna Media, Inc.	20,000,000	200	(100)	-	-	100

Common stock issued for cash	4,175,000	42	83,458	-	-	83,500

Net loss	-	-	-	(98,370)	-	(98,370)

Balance at November 30, 2010	99,175,000	992	97,608	(113,370)	-	(14,770)

Stock issue for settlement of debt	200,000	2	49,998	-	-	50,000

Capital contribution	-	-	901	-	-	901

Foreign currency translation adjustment	-	-	-	-	(1,370)	(1,370)

Net loss	-	-	-	(1,615,647)	-	(1,615,647)

Balance at November 30, 2011	99,375,000	$994	$148,507	$(1,729,017)	$(1,370)	$(1,580,886)

See accompanying notes to the audited consolidated financial statements

Surna Inc.

Consolidated Statements of Cash Flows

For the years ended November 30, 2011 and 2010

	November 30,	November 30,
	2011	2010

CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss	$(1,615,647)	$(98,370)
Adjustments to reconcile net loss to net cash:
Loss on extinguishment of debt	10,000	-
Depreciation expense	8,889	-
Adjustments to reconcile net loss to cash used
by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,962)	-
Prepaid expenses	1,983	(3,211)
Accounts payable	2,510	-
Amount due to related party	1,501,927	91,408
Accrued liabilities	24,873	51
Net cash used by operating activities	(69,427)	(10,122)

CASH FLOWS FROM FINANCING
ACTIVITIES
Shares issue for cash	-	83,500
Capital Contribution	901	100
Net cash provided by financial activities	901	83,600

Effect of exchange rate changes on cash	(1,370)	-

Net increase / (decrease) in cash	(69,896)	73,478
Cash, beginning of period	73,478	-
Cash, end of period	$3,582	$73,478

Non-Cash Transaction
Stocks issue for settlement of debt	40,000	-

See accompanying notes to the audited consolidated financial statements

Surna Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Surna Inc (the “Company”, “we”, “our”) was incorporated in Nevada, USA, on October 15, 2009.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. for 20,000,000 common shares. The merger was accounted for as among entities under common control.  Surna Media’s predecessor entity Surna Hong Kong Limited (Surna HK) was formed June 14, 2010.  Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary.  Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK.  All Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of Surna, Inc. beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. and Surna Network Ltd are wholly-owned subsidiaries of Surna, Inc.formed on July 19, 2011.  All significant intercompany transactions are eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation

The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”).The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, USD. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity.

The exchange rates used for foreign currency translation were as follows for HKD to USD:

Period Covered	Balance Sheet Date	Exchange Rates	Year to Date Average Exchange Rates
From December 1, 2010 to November 30, 2011	November 30, 2011	7.8	7.8

The exchange rates used for foreign currency translation were as follows for RMB to USD:

Period Covered	Balance Sheet Date	Exchange Rates	Year to Date Average Exchange Rates
From December 1, 2010 to November 30, 2011	November 30, 2011	6.38	6.44

Revenue Recognition

The company procures telecommunication operators’ call transit services and renders such services to other telecommunication operators. Revenue is recognized when persuasive evidence of an arrangement exists, actual usage of the services occurs, the price is fixed or determinable and collectability is reasonably assured.

Cash and cash equivalents

The Company considers all certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less to be cash equivalents. At November 30, 2011 the Company held no cash equivalents. None of the Company’s cash balance is restricted as to withdrawal.

Equipment

Equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in the income statement in the year of disposition.

Depreciation is calculated on a straight-line basis over the estimated useful life of the assets.

Fair Value Measurements

The carrying value of financial instruments, including cash and cash equivalents, accrued liabilities, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand and considered short term.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting for income taxes and recognizes and measures deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

Comprehensive income

The Company has adopted ASC 220, “Comprehensive Income”, which establishes standards for reporting and display of comprehensive income (loss), its components and accumulated balances. Components of comprehensive income (loss) include net income (loss) and foreign currency translation adjustments.

Commitments and contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environment liability and tax matters.

An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.

Recently issued accounting standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $1,729,017 during the period from inception through 30 November, 2011.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTIES

The majority of the Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 4 - ACQUISITION OF GAME UNDER DEVELOPMENT

On May 1, 2011, a set of software for an online game still under development and known as Demon Immortal was transferred from Kopere Limited to Surna HK. Kopere is majority-owned by Cherry Ping-Wai Lim. Therefore, Kopere is related to but not under majority common control with Surna HK. The transfer price of Demon Immortal was agreed at $769,231 (HKD 6 million), which is shown as an amount due to a related party and corresponding compensation expense.

NOTE 5 - COMMON STOCK

On May 18, 2011, authorized capital was also increased from 100,000,000 to 350,000,000 common shares and 100,000,000 to 150,000,000 preferred shares. Also on that date, the Company recorded a stock dividend of 4 new shares for each 1 share held.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of November 30, 2011 and 2010 the Company had a balance due to related parties of $1,593,335 and $91,408, respectively. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

On April 20, 2011 the Company purchased computer equipment from Kopere Limited. Kopere is majority-owned by Cherry Ping-Wai Lim. The purchase price was agreed at $40,000. Later, 200,000 common shares were issued with a fair value of $50,000 and the $10,000 difference between the fair value of the common stock and the purchase price was recorded as loss on extinguishment of debt.

NOTE 7 - INCOME TAXES

The Company had deferred income tax assets as of November 30, 2011 and 2010 as follows:

	2011	2010
Deferred Tax Assets	$336,235	$26,055
Less - Valuation Allowance	(336,235)	(26,055)
Total Net Deferred Tax Assets	$ -	$ -

The Company has approximately $1,719,017 in Net Operating Losses carried forward for income tax purposes in various jurisdictions which will expire, if not utilized, as follows:

	United States	Hong Kong	China	Total
Indefinite	$-	$1,253,716	$-	$1,253,716
2031	90,740	-	-	90,740
2030	24,726	-	-	24,726
2029	15,000	-	-	15,000
2016	-	-	334,835	334,835
	$130,466	$1,253,716	$334,835	$1,719,017

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to November 30, 2011, included in this report have been audited by MaloneBailey, LLP, as set forth in this annual report.

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

•

The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

•

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

Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of November 30, 2011, the Company’s internal control over financial reporting were ineffective.

•

The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

•

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2011 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Richard Clarke Tai Hang Terrace, 5 Chun Fai Road Tai Hang, Hong Kong	38	Chairman, President (Principal executive officer), Secretary, and a member of the Board of Directors

Cherry Ping-Wai Lim 16F, North Point Terrace North Point, Hong Kong	46	Chief Financial Officer (Principal financial and accounting Officer), Treasurer, and a member of the Board of Directors

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Richard Clarke

Since our inception on October 15, 2009, Richard Clarke has been our President, Principal Executive Officer, Secretary, and a member of the Board of Directors. Mr. Clarke and Ms. Lim own 75.62% of the outstanding shares of our common stock. As such, they unilaterally decided that Mr. Clarke was going to be an officer and director.  Their decisions did not in any manner relate to Mr. Clarke’s previous employments.  Mr. Clarke’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Mr. Clarke as one of our officers and directors. Since August 2006, he has been a partner with Lim Clarke & Co, a Hong Kong based private equity and venture capital group. Prior to this, from January 2003, he was a Senior Manager with 7bridge Capital Partners, which is now part of Lim Clarke & Co. Since May 2008, he has been a Director of ExpressTone HK, a Hong Kong based licensed telecommunications operator.

Cherry Ping-Wai Lim

Ping-Wai Lim, also known as Cherry Lim, has been a member of our Board of Directors, since January 10, 2010.  Mr. Clarke and Ms. Lim own 75.62% of the outstanding shares of our common stock. As such, they unilaterally decided that Ms. Lim was going to be a director. Their decisions did not in any manner relate to Ms. Lim’s’s previous employments.  Ms. Lim’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Ms. Lim as one of our directors. Ms. Lim is currently a partner with Lim Clarke & Co, a Hong Kong based private equity and venture capital group. Since January 2010, she has been Chief Executive Officer and a Director of FTG Media Group, a private cross-media digital entertainment corporation headquartered in Hong Kong; and was Executive Director (from July 2009) and Chief Executive Officer (from December 2009) of Heyspace International, a precursor business to FTG Media.  From May 2008 until February 2009 she served as Vice President and Chief Operating Officer of Advanced ID Corp., a Radio-frequency identification (RFID) technology company whose common stock is traded on the Bulletin Board operated by the

Financial Industry Regulatory Authority (FINRA) under the symbol AIDO.  Prior to this, from March 2005 until May 2008, she was CEO of Tsing-Tech Innovations, a Hong Kong based venture capital incubation and industrialization fund.  From June 30, 2008 to February 24, 2009, Ms. Lim was a Director of EcoloCap Solutions Inc., which at the time was engaged in the business of providing services and products related to the reduction of greenhouse gases and whose common stock traded on the Bulletin Board under the symbol ECOS. From January 10, 2003 to January 13, 2006 Ms. Lim was a Director of Manaris Corporation (formerly C-Chip Technologies Corporation) and whose stock traded on the Bulletin Board under the symbol MANS.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board, but this consists of the two serving board members and audit committee functions are therefore performed by our full board of directors. All our directors also hold positions as our officers, and none are deemed independent. Our board, serving as the audit committee, is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is available on our website at surna.com/governance.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to: deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is available on our website at surna.com/governance.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is available on our website at surna.com/ governance.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending November 30, 2011 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Non-qualified deferred compensation earnings (US$)	All other comp- ensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard	2011	120,000	0	0	0	0	0	0	120,000
Clarke, President and CEO	2010	30,000	0	0	0	0	0	0	30,000

Cherry Lim	2011	120,000	0	0	0	0	0	0	120,000
CFO	2010	30,000	0	0	0	0	0	0	30,000

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as Directors. The board has not implemented a plan to award options to any Directors and there are no contractual arrangements with any member of the board of Directors or any Director’s service contracts. Accordingly, from inception on October 15, 2009 to our year end on November 30, 2011, we have not paid any compensation to Mr. Clarke or Ms. Lim as a director.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

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

Name and Address of Beneficial Owner	Number of shares	Percentage ownership
Richard Clarke [1] Tai Hang Terrace, 5 Chun Fai Road Tai Hang, Hong Kong	75,000,000	75.47%
Cherry Ping-Wai Lim [1] [2] 16F, North Point Terrace North Point, Hong Kong	75,200,000	75.67%
All officers and directors as a group (2 individuals)	75,200,000	75.67%

[1] Title to 75,000,000 shares of common stock is held in the name of Lim Clarke & Co Limited, which is co-owned by Mr. Clarke and Ms. Lim.

[2] 200,000 shares of common stock is held by Ms. Lim.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are 51 holders of record for our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On October 16, 2009, we issued a total of 75,000,000 shares of restricted common stock to 7bridge Capital Management Limited for $15,000.  7bridge Capital Management is indirectly owned and controlled by Richard Clarke, our president and a director, and by Cherry Ping-Wai Lim, our principal financial officer and a director.

On June 20, 2011 we issued 200,000 shares of restricted common stock with an aggregate value of US$ 50,000 to Cherry Ping-Wai Lim, our principal financial officer and a director, when we completed the purchase of assets from Kopere Limited, a Hong Kong company owned and controlled by Ms. Lim.

On September 1, 2011 we issued 10,500,000 shares of restricted common stock to Lim Clarke & Co Limited under a share exchange agreement.  Lim Clarke & Co is owned and controlled by Richard Clarke, our president and a director, and by Cherry Ping-Wai Lim, our principal financial officer and a director.

Flying Cloud maintains offices in two units in the same building in Yuexiu District, Guangzhou of approximately 110 m/sq each, these units are leased under the name of Cherry Ping-Wai Lim, one of the Company’s directors; Flying Cloud has sole use of the premises and is responsible for lease payments, which approximate US$ 1,800 each month.

Surna Media maintains an apartment in Yuexiu District, Guangzhou of approximately 180 m/sq for executive accommodation. This unit is leased under the name of Cherry Ping-Wai Lim, one of the Company’s directors, on an month-to-month basis and Surna Media is responsible for lease payments, which approximate US$ 1,600 each month.

The copyright for the PRC of online products, including online games, that are developed by Flying Cloud is held in trust by a domestic PRC company, Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”). Jurun is incorporated in Pudong, Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a BVI company, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn 52% owned and controlled by Lim Clarke. Jurun owns the entire equity interest of another PRC company, Shenzhen Tengyu Network Technology Co. Ltd. (“Tengyu”), which holds the licenses necessary to publish online products in the PRC.

The development of the Hamsterland children’s online game and social network has been contracted to Flying Cloud by Shuren Limited, a BVI corporation (“Shuren”), which is owned and controlled by Lim Clarke. Shuren holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks. No specific terms have been agreed for the further licensing of the title by Flying Cloud, but the cost to Shuren for the license to date is RMB 100,000, which approximates US$ 16,000, and we would expect that any future licensing  would incorporate this fee.

Development of the online game Serica and technical support has been contracted by Flying Cloud to YouQu Interactive (Beijing) Technology Co. Ltd. (“YouQu”), a company controlled by Yeah YE, a consultant to Flying Cloud. Contracts with YouQu have a total value that approximates US$ 123,000 plus the rights to a 20% share in future revenue from the game, and Mr. Ye is retained by Flying Cloud as a consultant for the management of outsourced projects for a monthly fee of RMB 25,000, which approximates US$ 4,000.

We are currently contemplating the purchase of Evident Games Inc. (and by extension Jurun and Tengyu as companies controlled by Evident as variable interest entities) and also of YouQu. To date, no terms or schedule for completion for these potential transactions has been fixed.

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

Year	Amount
2011	$27,200	MaloneBailey, LLP
2010	$7,400	MaloneBailey, LLP

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

Year	Amount
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2011	$0	MaloneBailey, LLP
2010	$0	MaloneBailey, LLP

(5)

Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was zero.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Incorporated by reference to the Exhibit index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March, 2012.

SURNA INC. (the “Registrant”)

BY:	/s/ Richard Clarke
Richard Clarke
President, Principal Executive Officer, Secretary and a member of the Board of Directors

BY:	/s/ Cherry Lim
Cherry Ping-Wai Lim
Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Richard Clarke	President, Principal Executive Officer, Secretary and a member of the Board of Directors
Richard Clarke

/s/ Cherry Lim	Principal Financial Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors
Cherry Ping-Wai Lim

EXHIBIT INDEX

	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X