Form 10-Q
period 2012-03-31
Surna Inc.
filed 2012-05-21
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2012

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

SURNA INC.

Quarterly Report on Form 10-Q

For the Quarter ended 31 March, 2012

CHANGE IN FISCAL YEAR-END

On March 19, 2012 the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which will now end December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in this Quarterly Report along with the results for the new fiscal first quarter of January 1, 2012 through March 31, 2012.

AVAILABLE INFORMATION

Surna Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. Surna’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

Surna’s internet site is surna.com. You can access the Company's Investor Relations webpage at surna.com/index/investors and Corporate Governance webpage at governance.surna.com. Surna posts the following on its Corporate Governance webpage:

•

Code of Ethics

•

Charter for our Audit Committee

•

Charter for our Disclosure Committee

Surna’s Code of Ethics applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller and Principal Accounting Officer. Surna will post any amendments to the Code of Ethics on its internet site. The information on Surna’s internet site is not incorporated by reference into this report.

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this quarterly report only:

•

“China” or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau and Taiwan;

•

“we”, “us”, “our company” and “our” refer to Surna Inc., and, unless the context requires otherwise, its wholly-owned subsidiaries, including Surna Media Inc., a British Virgin Islands company, Surna Hongkong Limited, a Hong Kong company, and Flying Cloud Information Technology Co. Ltd., a PRC company.

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” or other similar expressions. The accuracy of these statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include, but are not limited to, the following:

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

We would like to caution you not to place undue reliance on forward-looking statements and you should read these statements in conjunction with the risk factors disclosed under Item 1A. “Risk Factors”  of our last annual report. We do not undertake any obligation to update or revise the forward-looking statements except as required under applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Surna Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$1,986	$2,798
Account receivable	49,179	4,527
Prepaid expenses	1,228	1,793
Total Current Assets	52,393	9,118
Equipment, net of accumulated depreciation of $13,333 and $10,000, respectively	26,667	30,000

TOTAL ASSETS	$79,060	$39,118

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIBILITIES
Accounts payable	$-	$2,954
Accrued liabilities	24,928	20,691
Amounts due to related parties	1,874,384	1,685,363
Total Current Liabilities	1,899,312	1,709,008

TOTAL LIABILITIES	1,899,312	1,709,008

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares
authorized; 0 shares issued and outstanding
Common stock, $0.00001 par value; 350,000,000 shares
authorized; 99,375,000 shares issued and
outstanding	994	994
Additional paid-in capital	15,148,307	15,148,307
Accumulated other comprehensive income	(4,354)	(4,304)
Accumulated deficit	(16,965,199)	(16,184,887)
Total Stockholders' Deficit	(1,820,252)	(1,669,890)
TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$79,060	$39,118

See accompanying notes to the consolidated financial statements

F1

Surna Inc.

Consolidated Statement of Operations and Comprehensive Income

(Unaudited)

	3 months ended March 31, 2012	3 months ended March 31, 2011	1 month ended December 31, 2011
REVENUE	$47,831	$-	$335

OPERATING EXPENSES
Salaries	143,331	-	50,496
Compensation expenses	-	-	-
Product development cost	17,433	-	13,256
General and Administrative
expenses	48,986	15,199	20,759

LOSS FROM OPERATIONS	(161,919)	(15,199)	(84,176)

Net loss from Continuing Operations	(161,919)	(15,199)	(84,176)
Income (loss) from Discontinued Operations	11,607	-	(1,894)

NET LOSS	(150,312)	(15,199)	(86,070)

Foreign currency translation loss	(50)	-	(2,934)
Comprehensive Loss, net of tax	$(150,362)	$(15,199)	$(89,004)

Net loss per share, basic and diluted:
Net loss from continuing operations:	(0.00)	-	(0.00)
Discontinued operations, net of tax	-	-	-
Total net loss	(0.00)	-	(0.00)
Weighted average number of common
shares outstanding, basic and diluted	99,375,000	79,175,000	99,375,000

See accompanying notes to the consolidated financial statements

F2

Surna Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	3 months ended	3 months ended	1 month ended
	March 31,	March 31,	Dec. 31,
	2012	2011	2011
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss from continuing operations	$(161,919)	$(15,199)	$(84,176)
Adjustments to reconcile net loss to net cash:
Depreciation expense	3,333	-	1,111
Adjustments to reconcile net loss to cash used
by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(47,906)	-	(335)
Prepaid expenses	565	346	(565)
Amount due to related party	200,981	(7,000)	90,466
Accrued liabilities	4,237	25	(4,233)

Net cash flows from (used) by continuing operations	(709)	(21,828)	2,268
Net cash flows from (used) by discontinued operations	2	-	(118)
Total cash provided (used) by operating activates	(707)	(21,828)	2,150
Effect of disposal of discontinued operations	(55)	-	-

Effect of exchange rate changes on cash	(50)	-	(2,934)
Net increase / (decrease) in cash	(812)	(21,828)	(784)
Cash, beginning of period	2,798	70,780	3,582
Cash, end of period	$1,986	$48,952	$2,798

Supplemental cash flow data:
Cash paid for interest - continuing and discontinued operations	$-	$-	$-
Cash paid for income taxes - continuing and discontinued operations	$-	$-	$-

See accompanying notes to the consolidated financial statements

F3

Surna Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by Surna Inc (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 and for the transition one-month period ended December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K for m of the Company filed on March 13, 2012.

In opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $16,965,199 during the period from inception through March 31, 2012.

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

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which will now end December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in this Quarterly Report along with the results for the new fiscal first quarter of January 1, 2012 through March 31, 2012. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

NOTE 4 - DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc sold Surna Networks Inc, and Surna Networks Limited to Chan Kam Ming for a total sales price of US$1. Surna Inc assumed liabilities of Surna Networks Inc and Surna Networks Limited of US$9,286. Surna Networks Inc was incorporated on July 19, 2011 and Surna Networks Ltd was incorporated on August 2, 2011.

F4

 The results of discontinued operations of Surna Network Inc. and Surna Netwrok Ltd for the one month ended December 31, 2011 and the three months ended March 31, 2012 are summarized below:

	Surna Networks Inc (USD)		Surna Networks Limited (USD)
	1 Month Ended 12/31/11	3 Months Ended 3/31/12	1 Month Ended 12/31/11	3 Months Ended 3/31/12
Revenue	-	-	2,485	44,433
Cost of Revenue	-	-	(1,898)	(31,323)
Salaries	-	-	(1,564)	-
Product Development Costs	-	-	-	-
General& Administrative	-	-	(917)	(1,503)
Net Income (Loss)	-	-	(1,894)	11,607

NOTE 5 - SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTIES

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, the Company had a balance due to related parties of $1,874,384 and $1,685,363, respectively. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

NOTE 7 - RESTATEMENT IN PRIOR YEAR

On September 1, 2011, we acquired Surna Media, Inc for 20,000,000 common shares, and such acquisition included a partially-developed game acquired by that company as of May 1, 2011. We incorrectly reported that acquisition accounted for as an entity under common control and it should have been accounted for under the purchase method.  Under the purchase method, $15,000,000 is the fair value of the consideration paid based on the market trading price of our stock issued as the purchase price. Approximately $5,000 was allocated to assets, $1.35 million to liabilities and $16.35 million is recognized as compensation expense, since the stock was issued to control shareholders of the Company.  Paid in capital and the deficit accumulated during the development stage have both been adjusted for this correction.

F5

NOTE 8 - SERVICE AGREEMENT

During March, 2012, the Company entered into an agent agreement with Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”), and Jurun entered into a technical service agreement with Kunlun Wanwei Information Technology Company Ltd (“Kunlun”).  Under the agreements, the Company provided the license of the online game to Jurun and on the same date the license was transferred from Jurun to Kunlun for a period of five years. The Company will receive upfront fees of RMB 1 million payable in the following installments: 1) 30% after the first closed-beta testing; 2) 50% after the second closed-beta testing and 3) 20% after the first open-beta testing. In addition, the Company will receive 20% of game-related revenue from Kunlun during the agreement term. All amounts due from Kunlun will be transferred to Jurun and Jurun will return 100% of the fees back to the Company. The Company was notified that the first closed-beta testing was reached in late March 2012.  Therefore, the Company recognized the first 30% of the RMB 1 million fee as revenue in the current quarter in accordance with ASC 985-605-25-3 “Software Not Requiring Significant Production, Modification, or Customization”.

F6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated financial statements (unaudited) for the current period and our consolidated annual audited financial statements for the last fiscal year as filed on Form 10-K, and the notes thereto and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our last annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since inception, we have sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. From September through November, the company placed 4,175,000 shares to 51 individuals at $0.02 per share and raised $83,500 excluding expenses.

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

As of December 31, 2011, our total assets were $39,118 and our total liabilities were $1,709,008.

As of March 31, 2012, our total assets were $79,060 and our total liabilities were $1,899,312.

Results of Operations

During the three months ended March 31, 2012, we generated approximately $50,000 of revenue. To meet our initial need for cash we raised money from our public offering. Our only other source for cash at this time is investments by others in our company, and if we can not rely on loans from our officers, shareholders or others in order for us to maintain our operations we may need to find alternative sources, like a second public offering or a private placement of securities. At present, if we cannot generate sufficient revenues to continue operations or if we do not secure any additional funding we may either have to suspend operations until we do raise funds, or cease operations entirely.

Sale of a subsidiary and change in operating segments

Previously Surna Inc. had two direct operating subsidiaries: Surna Media Inc. (“Surna Media”) and Surna Networks, Inc. (“Surna Networks”). Surna Media’s principal business is the development of web and mobile games and social networks. Surna Network’s principal business is telecommunications services, IT support services and open-source software development.

Surna Networks had been established to develop and provide a range of information technology and network services for potential customers, including game companies inside and outside of the PRC, but its business had focused solely on wholesale carrier services utilizing VoIP telecommunications, which is also referred to as International Simple Resale (“ISR”). Results of the ISR business were disappointing, and we did not foresee it being self-supporting or profitable without further significant investment. Upon further review we determined that it is not relevant to our core business or future plans, and that the best strategy was the sale or winding-up of this business line. On 27 March 2012 we entered into an agreement for the sale of all of the issued and outstanding shares of Surna Networks. The Board of Directors determined that there was no intrinsic value in the current operations of Surna Networks, and therefore accepted an offer to purchase the company for the par value of the issued shares of US$1.00.

With the sale of Surna Networks we now operate in only one distinct segment, that being Surna Media’s online and mobile games and social networks development business.

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

To-date, our development efforts have focused to a large extent on games that are not targeted at the traditional customers for these products, which are typically teenage and young-adult males. We believe that the super-deformed cartoon style (known as “SD”) employed in our online game Demon Immortal is likely to appeal to female and younger users.  In addition to Demon Immortal, we are currently developing other gaming products:

•

Hamsterland, a social network and online game designed for young children and pre-teens with characters licensed from a children’s cartoon series that is expected to air on national TV in China during 2012.

•

Serica, an ARPG online game based on a Chinese and Central Asian theme and featuring realistic-style graphics and martial art fighting.

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

The development of Hamsterland has been contracted to Flying Cloud by Shuren Limited, a BVI corporation (“Shuren”), which is owned and controlled by Lim Clarke & Co Limited, a BVI corporation controlled by our Directors and which is the majority shareholder of Surna Inc (“Lim Clarke”). Shuren holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks. Development work on Hamsterland is on-going, but its release will be coordinated with the launch of the TV series, the schedule for which has not yet been finalized. It is intended that the iPhone version of the Hamsterland game will be released at the same time.

All of these games are expected to be free-to-play for the user, with revenue being generated through the purchase by the player of in-game items and upgrades. Depending on the negotiated commercial terms, game publishers would normally undertake to support marketing and other operating costs, and the game developer would receive a revenue and/or profit share from them. There are currently no contractual arrangements in place for Hamsterland, and while it is not certain that we will be able to secure any on acceptable commercial terms, we expect the experience and connections of our PRC personnel in the industry will be able to secure licensing of these in greater China and Asia-Pacific region. If we cannot secure any such contractual arrangements, we will not be able to derive any significant revenues from these games.

Licensing for Serica

Publishing rights for the Simplified Chinese, Traditional Chinese and Korean versions of the game have been licensed to Beijing Kunlun World Wide Technology Share Co., Ltd., an enterprise organized under the laws of the PRC (“Kunlun”). On 19 March 2012, our subsidiary corporation in the PRC, Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”) entered into a Technical Services agreement (the “Technical Services Contract”) with Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”), in a transaction that is effectively a licensing of the Simplified Chinese version of the game. As the copyright ownership of online games that are to be distributed in the PRC is restricted to domestic PRC entities (that is, a natural person who is a citizen or corporations that are not foreign-invested), commercial distribution of any products that are the copyright of Flying Cloud, as a foreign-owned entity, would not be possible. Accordingly, the copyright, for the PRC only, for Serica is held in-trust for Flying Cloud by Jurun as a domestic PRC company. Jurun is incorporated in Pudong, Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a British Virgin Islands (“BVI”) corporation, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn 52% owned and controlled by Lim Clarke.

An exclusive, global license to publish the Simplified Chinese version of the game has been granted by Jurun to Kunlun for a term of 5 years from date of the commencement of commercial operations. The terms of the Technical Services Contract between Jurun and Flying Cloud mirror the terms of Jurun’s licensing agreement with Kunlun, and provide for Flying Cloud to receive the full economic benefit of the licensing of the Simplified Chinese version of the game. An exclusive, global 5-year license to publish Traditional Chinese and Korean versions of the game has also been granted by our subsidiary Surna Hongkong Limited (“Surna HK”) to Kunlun’s Hong Kong company Koram Games Limited. Under the terms of the contract for development work that was undertaken on the game, 20% of the income derived from the game by Surna is due to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a consultant to Flying Cloud. Serica completed two beta-tests in March and the Simplified Chinese version is expected to commence commercial operations in May 2012.

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

Target Markets

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

Hong Kong

Our subsidiary in Hong Kong is subject to a profit tax at the rate of 16.5% on assessable profit determined under relevant Hong Kong tax regulations.

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

Period Ended March 31, 2012 and March 31, 2011

Our revenues from Continuing Operation for the period ended March 31, 2012 were $47,831 which was from our online games. The net loss from continuing operations for the period ended March 31, 2012 was $161,919 of which includes $143,331 for Salaries, $17,433 for Product development cost and $48,986 for general and administration expense.  The income from discontinued operations is $11,607 and the net loss is $150,312 for the period ended March 31, 2012. We had a loss from operation for the period ended March 31, 2011 of $15,199 of which $15,199 is general office administration expense.

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

Our management does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by individual acts or collusion between two or more people, or by management or board override of the control.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference to the Exhibit index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2012.

SURNA INC. (the “Registrant”)

BY:	/s/ Richard Clarke
Richard Clarke
President (Principal Executive Officer), Secretary and a member of the Board of Directors

BY:	/s/ Walter Lee
Walter Hon-Chiu Lee
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Richard Clarke	President (Principal Executive Officer), Secretary and a member of the Board of Directors	May 21, 2012
Richard Clarke

/s/ Cherry Lim	Member of the Board of Directors	May 21, 2012
Cherry Ping-Wai Lim

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X