Form 10-Q
period 2012-06-30
Surna Inc.
filed 2012-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2012

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

At August 14 2012, 99,375,000 shares of the registrant’s common stock were outstanding.

SURNA INC.

Quarterly Report on Form 10-Q

For the Quarter ended 30 June, 2012

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

Surna’s internet site is surna.com. You can access the Company's Investor Relations webpage at invest.surna.com and Corporate Governance webpage at governance.surna.com. Surna posts the following on its Corporate Governance webpage:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$1,175	$2,798
Account receivable	47,619	4,527
Prepaid expenses	1,418	1,793
Total Current Assets	50,212	9,118
Equipment, net of accumulated depreciation of
$16,666 and $10,000, respectively	23,334	30,000

TOTAL ASSETS	$73,546	$39,118

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIBILITIES
Accounts Payable	$0	$2,954
Accrued liabilities	50,900	20,691
Amounts due to related parties	2,073,249	1,685,363
Total Current Liabilities	2,124,149	1,709,008
TOTAL LIABILITIES	2,124,149	1,709,008

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value;
150,000,000 shares authorized; 0 shares
issued and outstanding
Common stock, $0.00001 par value;
350,000,000 shares authorized; 99,375,000
shares issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive income	(1,994)	(4,304)
Accumulated deficit	(2,198,110)	(1,815,087)
Total Stockholders' Deficit	(2,050,603)	(1,669,890)
TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIT	$73,546	$39,118

See accompanying notes to the unaudited consolidated financial statements

F1

Surna Inc.

Consolidated Statement of Operations and Comprehensive Income

(Unaudited)

	3 months	3 months	6 months	6 months	1 month
	ended	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,	Dec. 31,
	2012	2011	2012	2011	2011

Revenue	$0	$0	$47,831	$-	$335

Operating Expenses
Salaries	154,264	130,448	297,595	193,448	50,496
Compensation expenses	-	769,231	-	769,231	0
Product development cost	11,839	76,453	29,272	76,453	13,256
General and

Administrative expenses	66,608	59,639	115,594	88,314	20,759

Loss from operations	(232,711)	(1,035,771)	(394,630)	(1,127,446)	(84,176)
Loss on extinguishment of debt	-	(10,000)	-	(10,000)	-
Loss from continuing operations	(232,711)	(1,045,771)	(394,630)	(1,137,446)	(84,176)
Income (loss) from
discontinued operations	(0)	0	11,607	0	(1,894)

Net loss	(232,711)	(1,045,771)	(383,023)	(1,137,446)	(86,070)

Foreign currency translation gain (loss)	2,360	(1,157)	2,310	(1,157)	(2,934)

Comprehensive Loss, net of tax	$(230,351)	$(1,046,928)	$(380,713)	$(1,138,603)	$(89,004)

Net loss per share, basic and diluted:
Net loss from continuing operations	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)
Discontinued operations, net of tax	-	-	-	-	-
Total net loss per share	(0.00)	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average
number of common
shares outstanding,
basic and diluted	99,375,000	99,196,978	99,375,000	99,186,050	99,375,000

See accompanying notes to the unaudited consolidated financial statements

F2

Surna Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	6 months	6 months	1 month
	ended	ended	ended
	June 30,	June 30,	Dec. 31,
	2012	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(383,023)	$(1,137,446)	$(86,070)
Income (loss) from continuing operations	11,607	-	(1,894)
Net loss from continuing operations	(394,630)	(1,137,446)	(84,176)
Adjustments to reconcile net loss from
continuing operations to net cash:
Loss on extinguishment of debt		10,000
Depreciation expense	6,666	3,333	1,111
Adjustments to reconcile net loss to cash
from (used by) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(46,346)	-	(335)
Prepaid expenses	375	346	(565)
Accrued liabilities	30,209	3,716	(4,233)
Net cash from (used by) continuing operation	(403,726)	(1,120,051)	(88,198)

Net cash flow from (used by) discontinued
operation	2	-	(118)
Net cash from (used by) operating activities	(403,724)	(1,120,051)	(88,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	399,846	1,086,336	90,466
Capital contribution	-	425	-
Net cash from financing activities	399,846	1,086,761	90,466

Effect of disposal of discontinued operation	(55)	-

Effect of exchange rate changes on cash	2,310	(1,157)	(2,934)
Net decrease in cash	(1,623)	(34,447)	(784)
Cash, beginning of period	2,798	70,938	3,582
Cash, end of period	$1,175	$36,491	$2,798

Non-Cash Transaction
Stock issued for settlement of debt	$-	$40,000	$-

See accompanying notes to the unaudited consolidated financial statements

F3

Surna Inc.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the three-month periods ended June 30, 2012 and 2011 and for the transition one-month period ended December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on March 13, 2012.

In opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

Most accounting policies and methods followed in preparing these unaudited consolidated financial statements are those used by Surna Inc (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K.

Revenue Recognition

The Company provided software development services related to online games in current fiscal year. Based on ASC 985-605-25-3 “Software Not Requiring Significant Production, Modification, or Customization”, revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the service fee is fixed or determinable and the collectability is reasonably assured.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $2,198,110 during the period from inception through June 30, 2012.

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

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, we changed our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which will now end December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. This Form 10-Q covers the transition period, in addition to the six months ended June 30, 2012 and 2011. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

F4

NOTE 4 - DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc sold Surna Networks Inc, and Surna Networks Limited to Chan Kam Ming for a total sales price of US$1. Surna Inc assumed liabilities of Surna Networks Inc and Surna Networks Limited of US$9,286. Surna Networks Inc was incorporated on July 19, 2011 and Surna Networks Ltd was incorporated on August 2, 2011.

The results of discontinued operations of Surna Network Inc and Surna Network Ltd for the one month ended December 31, 2011 and the six months ended June 30, 2012 are summarized as below:

	Surna Networks Inc (USD)		Surna Networks Limited (USD)
	1 Month Ended 12/31/11	6 Months Ended 6/30/12	1 Month Ended 12/31/11	6 Months Ended 6/30/12
Revenue	-	-	2,485	44,433
Cost of Revenue	-	-	(1,898)	(31,323)
Salaries	-	-	(1,564)	-
Product Development Costs	-	-	-	-
General& Administrative	-	-	(917)	(1,503)
Net Income (Loss)	-	-	(1,894)	11,607

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2012 and December 31, 2011, the Company had a balance due to related parties of $2,073,249 and $1,685,363, respectively. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

NOTE 7 - REVERSAL OF PRIOR RESTATEMENT

On September 1, 2011, we acquired Surna Media Inc. for 20,000,000 common shares, an acquisition that included a partially-developed game acquired by that company as of May 1, 2011. In the Annual Report on Form 10-K filed on March 13, 2012 we had reported this acquisition as accounted for as an entity under common control. In the Quarterly Report on Form 10-Q for the fiscal first quarter filed on May 21, 2012 , we incorrectly amended the accounting for the acquisition to purchase method. Following the submission of last quarterly report, we did further examination of the ownership structure of Surna Media Inc. Based on ASC 805-50-25 “Business Combinations - Transactions Between Entities Under Common Control”, we concluded the acquisition should be accounted as an entity under common control, as it had originally been in the last Annual Report. Adjustments to paid in capital and the deficit accumulated during the development stage as presented in the previous Quarterly Report have both been reversed to take into account this reversion to the initial treatment.

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

The Company was notified that the first closed-beta testing was reached in late March 2012. Therefore, the Company recognized the first 30% of the RMB 1 million fee as revenue in the first quarter 2012 in accordance with ASC 985-605-25-3 “Software Not Requiring Significant Production, Modification, or Customization.”  The Company was notified in June 2012 that the second closed-beta testing was satisfactorily completed, but no payments have been received for either the first or second testing.  Hence, no additional revenue has been recognized pending receipt of payment.

F6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Since inception, we have sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. From September through November in the fiscal year 2011, the company placed 4,175,000 shares to 51 individuals at $0.02 per shares and raised $83,500 excluding expenses.

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

As of June 30, 2012, our total assets were $73,546 and our total liabilities were $2,124,149.

Results of Operations

During the six months ended June 30, 2012, we generated approximately $50,000 of revenue.  To meet our initial need for cash, we raised money from our public offering. Our only other source for cash at this time is investments by others in our company, and if we can not rely on loans from our officers, shareholders or others in order for us to maintain our operations we may need to find alternative sources, like a second public offering or a private placement of securities. At present, if we cannot generate sufficient revenues to continue operations or if we do not secure any additional funding we may either have to suspend operations until we do raise funds, or cease operations entirely.

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

To-date, our development efforts have focused to a large extent on games that are not targeted at the traditional customers for these products, which are typically teenage and young-adult males. We believe that the super-deformed cartoon style (known as “SD”) employed in our online game Demon Immortal is likely to appeal to female and younger users.  In addition to Demon Immortal, we are currently developing other game products:

•

Hamsterland, a social network and online game designed for young children and pre-teens with characters from a children’s animated series.

•

Serica, an ARPG online game based on a Chinese fantasy theme and featuring realistic-style graphics and martial-art fighting.

•

A Hamsterland game for the iPhone mobile platform.

•

Qia Ke Zhong Shi, an ARPG game incorporating influences from kung-fu novels and which will be targeted at a more general audience.

•

Ori-Princess, a game incorporating ARPG and strategy elements with characters from a popular Chinese  animated television series, targeted primarily for teenaged girls and young women.

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

An exclusive, global license to publish the Simplified Chinese version of the game has been granted by Jurun to Kunlun for a term of 5 years from date of the commencement of commercial operations. The terms of the Technical Services Contract between Jurun and Flying Cloud mirror the terms of Jurun’s licensing agreement with Kunlun, and provide for Flying Cloud to receive the full economic benefit of the licensing of the Simplified Chinese version of the game. Under the terms of the contract for development work that was undertaken on the game, 20% of the income derived from the game by Surna is due to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a consultant to Flying Cloud. Serica completed two beta-tests in March and May 2012.

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

Target Markets

We plan to develop further games and social communities for children, pre-teens and teens, female players and young-adults over the next two years. These will include online and mobile games and we intend, whenever possible, to work with the producers of animated TV-series and movies in the PRC on licensing and product tie-ins. At present we have limited financial resources and this may restrict or render ineffective the marketing and advertising program that we will need to undertake, which may materially effect our operations. Our primary target for online gaming customers are children and young adults, female game players, students and office workers. As game developers we intend to reach the end-user through the licensing of our products to independent publishers, however we may at some point choose to supplement there efforts with online advertising, including display ads, paid search ads, and social media marketing campaigns.

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

Six Months Ended June 30, 2012 and June 30, 2011

Our revenues from Continuing Operation for the six-month period ended June 30, 2012 were $47,831 which was from our online games. The net loss from continuing operations for the six-month period ended June 30, 2012 was $394,630 of which includes $297,595 for Salaries, $29,272 for Product development cost and $115,594 for general and administration expense. We earned no revenue for the six-month period ended June 30, 2011. We had a loss from operation for the six-month period ended June 30, 2011 of $1,127,446 of which includes $193,448 for Salaries, $769,231 for Compensation expenses, $76,453 for Product development costs and $88,314 for general and administration expenses. The decrease in net loss for 2012 compared with the same period in 2011 was due to a decrease in Compensation expenses.

Three Months Ended June 30, 2012 and June 30, 2011

We earned no revenue for the three-month period ended June 30, 2012 and 2011. The net loss from continuing operations for the three-month period ended June 30, 2012 was $232,711 of which includes $154,264 for Salaries, $11,839 for Product development cost and $66,608 for general and administration expense. We had a loss from operation for the three-month period ended June 30, 2011 of $1,035,771 of which includes $130,448 for Salaries, $769,231 for Compensation expenses, $76,453 for Product development costs and $59,639 for general and administration expenses. The decrease in net loss for 2012 compared with the same period in 2011 was due to a decrease in Compensation expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective because of the identification of material weaknesses in our internal control over financial reporting which are identified below, which we view as an integral part of our disclosure controls and procedures.

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

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item..

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Incorporated by reference to the Exhibit index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2012.

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

Signature	Title	Date

/s/ Richard Clarke	President (Principal Executive Officer), Secretary and a member of the Board of Directors	August 14, 2012
Richard Clarke

/s/ Cherry Lim	Member of the Board of Directors	August 14, 2012
Cherry Ping-Wai Lim

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	3.3
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X