Form 10-Q
period 2012-09-30
Surna Inc.
filed 2012-11-20
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended SEPTEMBER 30, 2012

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

99,375,000 shares of the registrant’s common stock were outstanding AS OF November 15, 2012.

EXPLANATORY NOTE

     Surna Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Report”) on the date hereof in reliance on the Order Under Section 17A and Section 36 of the Securities Exchange Act of 1934 Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder (the “Order”) promulgated by the Securities and Exchange Commission (the “SEC”) on November 14, 2012 (Securities Exchange Act of 1934 – Release No. 68224).

     The Company was not able to meet the SEC mandated filing deadline for the Report due to Hurricane Sandy and its aftermath.  The Company’s independent registered public accounting firm hired to review the Report and the financial statements contained herein, RBSM LLP (“RBSM”), is located in New York, New York.  RBSM’s offices were closed during Hurricane Sandy and its aftermath for approximately one week thereafter, specifically due to the flooding conditions, loss of electricity, heat and telephone services, which also resulted in their network failure for over a week of time thereafter.  RBSM just fully recovered their telephone services over the past weekend.  Because of Hurricane Sandy and its aftermath, RBSM suspend work for a week, which directly resulted in delay in the completion of RBSM’s review and delay in the completion of the Edgar proof and XBRL tagging required for this Report filing.

SURNA INC.

Quarterly Report on Form 10-Q

For the Quarter ended 30 September, 2012

TABLE OF CONTENTS

PART I
ITEM 1. FINANCIAL STATEMENTS.	4

Unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011	F-1
Condensed Consolidated Statement of Operations for three and nine months ended September 30, 2012 and 2011, and for the transition one-month period ended December 31, 2011(unaudited)	F-2
Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2012 and 2011 and 1 month ended December 31, 2011(unaudited)	F-3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	5

PART II

ITEM 1. LEGAL PROCEEDINGS.	12
ITEM 1A. RISK FACTORS.	12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.	12
ITEM 4. MINE SAFETY DISCLOSURES.	12
ITEM 5. OTHER INFORMATION.	12
ITEM 6. EXHIBITS.	12

Signatures	13

Exhibit Index	14

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets
Cash	$1,912	$2,745
Account receivable	158,140	1,273
Current assets of discontinued operations		3,307
Prepaid expenses	2,575	1,793

Total Current Assets	162,627	9,118

Equipment, net of accumulated depreciation	20,001	30,000

TOTAL ASSETS	$182,628	$39,118

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accounts Payable	$--	$--
Accrued liabilities	74,202	20,691
Current liabilities of discontinued operations	--	24,200
Amounts due to related parties	2,245,439	1,664,117
Total Current Liabilities	2,319,641	1,709,008

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	--	--
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 shares issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive income	(3,421)	(4,304)
Accumulated deficit	(2,283,093)	(1,815,087)
Total Stockholders' Deficit	(2,137,013)	(1,669,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$182,628	$39,118

See accompanying notes to the unaudited consolidated financial statements

Surna Inc.

Condensed Consolidated Statement of Operations and Comprehensive Loss

(Unaudited)

	3 months ended	3 months ended	9 months ended	9 months ended	1 month ended
	September 30,	September 30,	September 30,	September 30,	December 31,
	2012	2011	2012	2011	2011

Revenue	$111,030	$126	$158,861	$126	$335

Operating Expenses:
Salaries	151,860	185,132	449,455	378,580	50,496
Compensation expenses	-	-	-	769,231	-
Product development cost	10,348	36,798	39,620	113,251	13,256
General and Administrative expenses	33,805	39,616	149,399	137,930	20,759
Total operating expenses	196,013	261,546	638,474	1,398,992	84,511

Operating loss	(84,983)	(261,420)	(479,613)	(1,398,866)	(84,176)

Other income (expenses):
Loss on extinguishment of debt	-	(10,000)	-	(10,000)	-

Loss from continuing operations before provision for income taxes	(84,983)	(271,420)	(479,613)	(1,408,866)	(84,176)

Provision for income taxes	-	-	-	-	-

Loss from continuing operations	(84,983)	(271,420)	(479,613)	(1,408,866)	(84,176)

Income (loss) from discontinued operations	-	(15,287)	11,607	(15,287)	(1,894)

Net loss	(84,983)	(286,707)	(468,006)	(1,424,153)	(86,070)

Comprehensive loss:
Foreign currency translation loss	(2,310)	-	-	-	(2,934)

Comprehensive loss	$(87,293)	$(286,707)	$(468,006)	$(1,424,153)	$(89,004)

Loss per common share from continuing operations - basic and diluted	($0.00)	($0.00)	($0.00)	($0.01)	($0.00)

Loss per common share from discontinued operations - basic and diluted	$0.00	($0.00)	$0.00	($0.00)	($0.00)

Net loss per common share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.01)	($0.00)

Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000	99,375,000	99,375,000	99,375,000

See accompanying notes to the unaudited consolidated financial statements

Surna Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	9 months ended	9 months ended	1 month ended
	September 30,	September 30,	December 31,
	2012	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(468,006)	$(1,424,153)	$(86,070)
Income (loss) from discontinued operations	11,607	(15,287)	(1,894)
Loss from continuing operations	(479,613)	(1,408,866)	(84,176)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,999	-	1,111
Loss on extinguishment of debt	-	10,000	-
Changes in operating assets and liabilities:
Accounts receivable	(156,867)	(126)	(335)
Prepaid expenses	(782)	(704)	(565)
Accounts payable	-		-
Accrued liabilities	53,511	16,353	(4,233)
Cash used in operating activities of continuing operations	(573,752)	(1,383,343)	(88,198)

Cash provided by (used in) operating activities of discontinued operations	2	(5,829)	(171)

Net cash used in operating activities	(573,750)	(1,389,172)	(88,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(40,000)	-
Net cash used in investing activities	-	(40,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Amount due to related parties	572,036	1,369,880	90,466
Net cash provided by financing activities	572,036	1,369,880	90,466

Effect of disposal of discontinued operations	(55)	-	-

Effect of exchange rate changes on cash	936	(2,412)	(2,934)
Net decrease in cash	(833)	(61,704)	(837)
Cash, beginning of period	2,745	70,938	3,582
Cash, end of period	$1,912	$9,234	$2,745

See accompanying notes to the unaudited consolidated financial statements

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 and 2011

(Unaudited)

NOTE 1 - NATURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Company:

Surna Inc. was incorporated in the State of Nevada on October 15, 2009. From September through November 2010, the company placed 4,175,000 shares to 51 individuals at $0.02 per shares and raised $83,500 excluding expenses. On May 16, 2011 a stock dividend of 4 new shares for each 1 share held was declared, with a record date of May 18, 2011. On May 18, 2011 authorized capital was increased from 100,000,000 common shares to 350,000,000 common shares. On September 1, 2011, Surna Inc. entered the online game development business by acquiring Surna Media Inc. and its operating subsidiaries Surna Hongkong Limited and Flying Cloud Information Technology Co. Ltd. through the issuance of 20,000,000 common shares.

Basis of presentation:

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month and nine periods ended September 30, 2012 and 2011 and for the transition one-month period ended December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on March 13, 2012.

In opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

Basis of Consolidation:

The Condensed Consolidation Financial Statements include the accounts of the Company and its subsidiaries, including Surna Media Inc, Surna Hongkong Limited, and Flying Cloud InfoTech Co. Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Reclassifications:

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Revenue Recognition:

The Company provides software development services related to online games in current fiscal year. Based on ASC 985-605-25-3 “Software Not Requiring Significant Production, Modification, or Customization”, revenue is recognized when persuasive evidence of an arrangement exists, delivery of services has occurred, the service fee is fixed or determinable and the collectability is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2012 and December 31, 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At September 30, 2012, cash balances in interest-bearing accounts are zero.

Sales to a customer comprised 100% of Surna Inc.’s revenues for the nine months ended September 30, 2012; there were no sales for the nine months ended September 30 2011. At September 30, 2012 and December 31, 2011, Surna Inc.’s accounts receivable from its primary customer was $158,140 and $1,273, respectively. Surna Inc. believes that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s products there are a substantial number of alternative buyers for its products at comparable prices.

Foreign Currency Translation:

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated results of operations.

Functional Currency:

The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”). The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Comprehensive Income (Loss):

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in stockholders’ equity (deficit) during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Recent Accounting Pronouncements:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $(2,283,093) during the period from inception through September 30, 2012.

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

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which will now end December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in the Quarterly Report commencing the first fiscal quarter ended March 31, 2012 along with the results for the new fiscal quarters in 2012. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

NOTE 4 - DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc. sold Surna Networks Inc. and Surna Networks Limited to CHAN Kam Ming for a total sales price of US$1. Surna Inc. assumed liabilities of Surna Networks Inc. and Surna Networks Limited of US$9,286. Surna Networks Inc. was incorporated on July 19, 2011 and Surna Networks Limited was incorporated on August 2, 2011.

The results of discontinued operations of Surna Network Inc. and Surna Network Limited for the three and nine months ended September 30, are summarized as below:

	Surna Networks Inc. (USD)		Surna Networks Limited (USD)
	3 Month Ended 9/30/12	9 Months Ended 9/30/12	3 Month Ended 9/30/12	9 Months Ended 9/30/12
Revenue	$-	$-	$-	$44,433
Cost of Revenue	-	-	-	(31,323)
Salaries	-	-	-	-
Product Development Costs	-	-	-	-
General& Administrative	-	-	-	(1,503)
Income (loss) from discontinued operations	$-	$-	$-	$11,607

NOTE 5 - SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTIES

The majority of the Company's operations are carried out in the PRC. Due to this the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2012 and December 31, 2011, the Company had a balance due to related parties of $2,245,439 and $1,664,117, respectively. This balance is from various advances from the Company’s directors for working capital purposes and expenses incurred on behalf of Company and salary due to them and which are non-interest bearing, unsecured and due on demand.

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

Liquidity and Capital resources

We are a start-up company and have not yet generated significant revenues from our business operations. Our former auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source of funds at this time is further investment in our company by existing shareholders or others. If we need additional funds and cannot raise them, we will either have to suspend operations until we raise sufficient capital, or cease operations entirely.

Since inception, we have sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. From September through November, 2011 the company placed 4,175,000 shares to 51 individuals at $0.02 per shares and raised $83,500 excluding expenses.

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

As of December 31, 2011, our total current assets were $9,118 and our total current liabilities were $1,709,008, hence a working capital deficit of $1,699,890.

As of September 30, 2012, our total current assets were $162,627 and our total current liabilities were $2,319,641, hence a working capital deficit of $2,157,014.

Results of Operations

We are a start-up stage corporation and have not generated or realized significant revenues from our business operations. To meet our initial need for cash we raised money from our public offering. Our only other source for cash at this time is investments by others in our company, and if we can not rely on loans from our officers, shareholders or others in order for us to maintain our operations we may need to find alternative sources, such as a second public offering or a private placement of securities. At present, if we cannot generate sufficient revenues to continue operations or if we do not secure any additional funding we may either have to suspend operations until we do raise funds, or cease operations entirely.

Strategy

We intend to engage in the further development of our online games that can be played through a browser or on a mobile device. According to reports from the China Internet Network Information Center (“CNNIC”) of the Chinese Academy of Sciences, in the first half of 2012 registered users of web-game users reached 207 million and 78.2 million for mobile games (the report can be accessed through cgigc.com.cn – in Chinese).

CNNIC estimated that revenues in the first six months of 2012 in the PRC from web-games exceeded RMB 23.55 billion (approximately US$ 3.9 billion), and forecast a compound annual growth rate (CAGR) for 2012 to 2016 of 18.6%. Revenues for mobile games for the same period were estimated at RMB 1.2 billion (approximately US$ 200 million), with a  CAGR 34.6% expected for 2012 to 2016.

To-date, our development efforts have focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience. Our games that are related to animated series are:

•

Ori-Princess, a game 2D side-scrolling role-playing game with characters from the popular Chinese animated television series Ori-Princess, targeted primarily for teenaged girls and young women.

•

Ori-Princess: Spring Cleaning, a pattern-matching game for iOS and Android mobile devices.

•

Hamsterland, a social network and online game designed for young children and pre-teens with characters from a children’s animated series.

•

A Hamsterland game for the iPhone mobile platform.

Our traditionally-themed games for the PRC market are:

•

Serica, an ARPG online game based on a Chinese fantasy theme and featuring realistic-style graphics and martial-art fighting.

•

Demon Immortal a Chinese-mythology themed game in a super-deformed cartoon style (known as “SD”) designed to appeal to female and younger users.

•

Qia Ke Zhong Shi, an ARPG game incorporating influences from kung-fu novels and which will be targeted at a more general audience.

The development of Hamsterland has been contracted to Flying Cloud by Shuren Limited, a BVI corporation (“Shuren”), which is owned and controlled by Lim Clarke & Co Limited, a BVI corporation controlled by our Directors and which is the majority shareholder of Surna Inc (“Lim Clarke”). Shuren holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks. Hamsterland has been released for beta-testing and the iPhone version of the Hamsterland game is currently in development.

All of these games are expected to be free-to-play for the user, with revenue being generated through the purchase by the player of in-game items and upgrades. Depending on the negotiated commercial terms, game publishers would normally undertake to support marketing and other operating costs, and the game developer would receive a revenue and/or profit share from the games.

Online Game licensing in the PRC

As the copyright ownership of online games that are to be distributed in the PRC is restricted to domestic PRC entities (that is, a natural person who is a citizen or corporations that are not foreign-invested), commercial distribution of any products that are the copyright of our subsidiary corporation in the PRC, Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”) as a foreign-owned entity, would not be possible. Accordingly, the copyright, for the PRC only, for our online games is held in-trust for Flying Cloud by Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”). Jurun is incorporated in Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a British Virgin Islands (“BVI”) corporation, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn controlled by Lim Clarke & Co, the majority shareholder of Surna Inc.

Publishing rights for the Simplified Chinese, Traditional Chinese and Korean versions of the game have been licensed by Jurun to Beijing Kunlun World Wide Technology Share Co., Ltd., an enterprise organized under the laws of the PRC (“Kunlun”). On 19 March 2012, Flying Cloud entered into a Technical Services agreement (the “Technical Services Contract”) with Jurun, in a transaction that is effectively a licensing of the Simplified Chinese version of the game. An exclusive, global license to publish the Simplified Chinese version of the game has been granted by Jurun to Kunlun for a term of 5 years from date of the commencement of commercial operations. The terms of the Technical Services Contract between Jurun and Flying Cloud mirror the terms of Jurun’s licensing agreement with Kunlun, and provide for Flying Cloud to receive the full economic benefit of the licensing of the Simplified Chinese version of the game. Under the terms of the contract for development work that was undertaken on the game, 20% of the income derived from the game by Surna is due to YouQu Interactive (Beijing) Technology Co. Ltd. (“YouQu”), a company controlled by Yeah YE, a former consultant to Flying Cloud.

Mobile game publishing in the PRC

There are no similar restrictions in the PRC on the publishing of games for mobile devices, and therefore these games are the copyright of Surna Inc. worldwide, including in China, and will be published on the Apple Appstore and Google Play and other Android app markets by Surna. It is our intention to transition these operations to our newly incorporated subsidiary Qoo Games Limited in the first half of 2013.

Game engines

Most of our 2.5D ARPG games use our Tempest game and client engines. Game engines are a core software component for online games running on the web server, and provide the main processing functions for the computation and display of on-screen action. Our Tempest game engine is written in the C++ programming language and its features include load balancing, module message distribution, attributes server, particle effects and real-time data backup. The client engine features centralized management and monitoring, map editors, dynamic map loading and rendering and custom attributes. Serica utilizes a modified engine Tempest A (MudRV) that was developed by YouQu, and for which we have been granted a license for its use in the game. An updated Tempest 2 engine is in development which will include support for new block-inclined isometric geometry and extra effects editors.

Target Markets

We plan to develop further games and social communities for children, pre-teens and teens, female players and young-adults over the next two years. These will include online and mobile games and we intend, whenever possible, to work with the producers of animated TV-series and movies in the PRC on licensing and product tie-ins. At present we have limited financial resources and this may restrict or render ineffective marketing and advertising program that we will need to undertake, which may materially effect our operations. Our primary target for online gaming customers are children and young adults, female game players, students and office workers. As game developers we intend to reach the end-user through the licensing of our products to independent publishers, however we may at some point choose to supplement there efforts with online advertising, including display ads, paid search ads, and social media marketing campaigns.

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

Taxation

Nevada

Surna Inc. and Surna Networks, Inc. are each required to pay an annual fee to the Nevada Secretary of State of $165. Nevada has no corporate state income taxes. Although the majority of our operations are outside the United States, however we are required to file U.S. Federal income tax return.

British Virgin Islands

Surna Media is incorporated in the BVI. Under current laws, it is not subject to income or capital gains tax. In addition, payment of dividends to its shareholder, Surna Inc. is not subject to withholding tax.

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

China - PRC Enterprise Income Tax

Prior to January 1, 2008, companies established in China were generally subject to state and local EIT at statutory rates of 30% and 3%, respectively. On March 16, 2007, the National People’s Congress of China enacted a new regulation, the PRC Enterprise Income Tax Law, which took effect beginning January 1, 2008. On December 6, 2007, the State Council also adopted the Implementing Rules for the Enterprise Income Tax Law, or the Implementing Rules, which also took effect beginning January 1, 2008. Under the PRC EIT Law, foreign invested enterprises (or “FIEs”), and Chinese domestic companies are subject to EIT at a uniform rate of 25%. On February 22, 2008, the Ministry of Finance and the State Administration of Taxation, or the SAT, promulgated the Notice on Several Preferential Policies in Respect of Enterprise Income Tax (or “Notice No. 1 2008”), reiterating the policy that a software enterprise newly established within China may, upon determination, be exempted from income taxes for its first two profit-making years and shall be subject to the income tax at half the standard rate for the next three years.

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

Foreign currency and foreign currency translation

Foreign currency may have a major impact on our financial results. The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”). The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

Three Months Ended September 30, 2012 and September 30, 2011

Our revenues from Continuing Operation for the three months ended September 30, 2012 were $111,030 which was from our online games. The loss from continuing operations for the three months ended September 30, 2012 was $84,983 of which includes $151,860 for Salaries, $10,348 for Product development cost and $33,805 for general and administration expense.

Our revenues from Continuing Operation for the three months ended September 30, 2011 were $126 which was from our online games. We had a loss from continuing operation for the three months ended September 30, 2011 of $271,420 of which includes $185,132 for Salaries, $36,798 for Product development cost and $39,616 for general office administration expense.

Nine Months Ended September 30, 2012 and September 30, 2011

Our revenues from Continuing Operation for the nine months ended September 30, 2012 were $158,861 which was from our online games. The loss from continuing operations for the period ended September 30, 2012 was $479,613 of which includes $449,455 for Salaries, $39,620 for Product development cost and $149,399 for general and administration expense.

Our revenues from Continuing Operation for the nine months ended September 30, 2011 were $126 which was from our online games. We had a loss from operation for the period ended September 30, 2011 of $1,408,866 of which includes $378,580 for Salaries, $769,231 for Compensation expenses, $113,251 for Product development cost and $137,930 for general office administration expense.

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

The reason for the ineffectiveness of our disclosure controls and procedures was the result of having a limited number of employees and not having proper segregation of duties based on the cost benefit of hiring additional employees solely to address the segregation of duties issue. We compensate for the lack of segregation of duties by employing close involvement of management in day-to-day operations.

Limitations on Effectiveness of Controls and Procedures

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets. The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function. However, Company management does review, and will increase the review of, financial statements on a monthly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of November, 2012.

SURNA INC. (the “Registrant”)

BY:	/s/ Richard Clarke
Richard Clarke
President (Principal Executive Officer), Secretary and a member of the Board of Directors

BY:	/s/ Poon Man Chor
POON Man Chor
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Richard Clarke	President (Principal Executive Officer), Secretary and a member of the Board of Directors	November 20, 2012
Richard Clarke

/s/ Cherry Lim	Member of the Board of Directors	November 20, 2012
Cherry Ping-Wai Lim

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	3.3
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X