Form 10-K
period 2012-12-31
Surna Inc.
filed 2013-04-16
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number:  333-164578

SURNA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite S3, 414 Block B, Goldway Industrial Centre 2 Wing Kin Road, Kwai Tsing Hong Kong	N/A
(Address of principal executive offices)	(ZIP Code)

+852.3721.3668

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, par value $0.0001 per share

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012: $ 27,350,000.

At April 15, 2013, 99,375,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHANGE IN FISCAL YEAR-END

On March 19, 2012 the Board of Directors approved a change of our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which now ended December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in this Annual Report along with the results for the new fiscal year of January 1, 2012 through December 31, 2012.

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this annual report only:

•

“China” or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau and Taiwan;

•

“we”, “us”, “our company” and “our” refer to Surna Inc., and, unless the context requires otherwise, its wholly-owned subsidiaries, including Surna Media Inc., a British Virgin Islands company, Surna Hongkong Limited and Qoo Games Limited, Hong Kong companies, and Flying Cloud Information Technology Co. Ltd., a PRC company.

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

•

Our lack of resources may make it difficult or impossible to stabilize our position as a game developer and publisher, both inside and outside of China;

•

We may not be successful in our efforts to develop and launch additional games;

•

Our various initiatives to implement our business strategies may not prove successful despite the costs incurred to pursue them;

•

Our competitors have significantly more resources than we do, and as a result we might not be able to compete successfully; and

•

The regulatory environment in China and other countries relating to the Internet and Internet content providers, including online game developers and operators, may hinder or impair our ability to conduct our online gaming business as we intend.

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

PART I

ITEM 1.  INFORMATION ON THE COMPANY.

Development of the business

During the fiscal year 2012 Surna Inc. had two direct operating subsidiaries: Surna Media Inc., and its subsidiary companies, (“Surna Media”) and, until its sale on March 27, 2012, Surna Networks, Inc., and its subsidiary company, (“Surna Networks”). Surna Media’s principal business is the development of web and mobile games and social networks. Surna Network’s principal business was telecommunications services, IT support services and open-source software development.

We were incorporated in the State of Nevada on October 15, 2009.  As a part of our business plan at inception, we had intended to develop commercial software applications related Complex Event Processing (or “CEP”), with a specific focus on enhancing existing open-source applications in the specialist field of Geospatial Complex Event Processing (“GCEP”). CEP is an information analysis technique that helps discover information that can be inferred by analyzing and correlating aspects of many other pieces of information, and the Geospatial component in GCEP adds a geographic-location based component to the correlations that can be made within different sets of data.

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

The first software we developed, the open-source GCEP Engine Version 0.1 was released on April 22, 2010. The term “open-source” describes practices in the production, development and licensing of software that promote access to the product’s source material and computer source code, and the end product is freely available to anyone, and anyone can use or modify the software within the restrictions of the particular license the software was distributed under. As an open source release we cannot charge, and are not charging, for the GCEP Engine itself. After this initial open source release we had planned to further develop commercial software applications and consulting services related to internal corporate software controls and real-time tracking of resources. However were unable to identify any specific markets or customers for these potential products, and we have not so far been able to develop any applications utilizing the GCEP Engine. We had intended to continue to explore opportunities in this field through our Surna Networks subsidiaries, but with the sale of this business in March 2012 we have no further plans for the development of the GCEP Engine or CEP software applications.

We completed two acquisitions from related parties during 2011 pursuant to which we expanded the scope of our business by entering the online gaming market in the PRC. First, on June 20, 2011 we completed an agreement for the purchase of computer equipment located in the PRC from Kopere Limited (“Kopere”), a Hong Kong company controlled by Cherry Ping-Wai Lim, one of our controlling shareholders and directors, in exchange for the issuance to Ms. Lim of 200,000 common shares. In September 2011, we entered the online gaming business by acquiring Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”), a PRC Wholly Foreign-Owned Entity (a “WFOE”) operating in Guangzhou that is in the business of developing online and mobile games. We completed this acquisition through a share exchange with the shareholders of Surna Media Inc., a corporation organized under the laws of the British Virgin Islands (“BVI”) and the indirect parent company of the PRC entity.  Through the share exchange, we issued 20,000,000 of our common shares in exchange for all the shares of Surna Media Inc. The prior shareholders of Surna Media Inc. included Lim Clarke & Co Limited, a company owned and controlled by our directors (“Lim Clarke”).

As a result of these acquisitions and disposals, we now operate in one reportable segment for financial reporting purposes, our online and mobile gaming business, though prior to 27 March, 2012 we had operated in two reportable segments, the other being our network services business.  Further information regarding each segment is provided below.

Other significant developments in our business during our 2012 fiscal year included the following management changes. On March 15, 2012, Walter Hon-Chiu Lee was appointed Chief Financial Officer and principal accounting officer. Mr. Lee replaced Cherry Ping-Wai Lim, in those positions. On September 3, 2012 Walter Hon-Chiu Lee resigned as Chief Financial Officer and principal accounting officer and was replaced in these positions by Man-Chor Poon.

Operating segments

We currently operate in one distinct business segment through our international subsidiary Surna Media Inc. (“Surna Media”), although prior to March 27, 2012 we operated in two distinct business segments when including the business of or former international subsidiary Surna Networks Limited (“Surna Networks”). Surna Media’s principal business is the development of online and mobile games and social networks. Surna Network’s principal business is VoIP telecommunications services. For the year ended December 31, 2012 our online game business generated revenues of $310 and realized losses of $767,365, The following depicts the current structure of our operations:

Qoo Games Limited was incorporated in Hong Kong on February 21, 2012 and purchased by Surna Media Inc. in August, 2012. It was intended that this company operate as the publisher of mobile games, including for the iOS and Android operating systems, but to-date it has not commenced operations.

Game development and publishing

Our development efforts have focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience. Of the online and mobile games we had in development in 2012, the games related to animated series are:

•

Ori-Princess, a game 2D side-scrolling role-playing game with characters from the popular Chinese animated television series Ori-Princess, targeted primarily at teenaged girls and young women.

•

Ori-Princess: Spring Cleaning, a single-player pattern-matching game for iPhone and Android mobile devices.

•

Hamsterland, a social network and online game designed for young children and pre-teens with characters from a children’s animated series.

•

Hamsterland Mobile, a single-player game for iPhone and Android.

Of the online and mobile games we had in development in 2012, the traditionally-themed games for the PRC market are:

•

Serica, an ARPG online game based on a Chinese fantasy theme and featuring realistic-style graphics and martial-art fighting.

•

Demon Immortal a Chinese-mythology themed game in a super-deformed cartoon style (known as “SD”) designed to appeal to female and younger users.

•

Qia Ke Zhong Shi (Legend of the Kung-Fu Masters), an ARPG game utilizing game-play elements from Demon Immortal but with a narrative and style influenced by kung-fu novels, and targeted at a more general audience.

Contractual arrangements for character licensing and game development

The development of Hamsterland has been contracted to Flying Cloud by Shuren Limited, a BVI corporation (“Shuren”), which is owned and controlled by Lim Clarke & Co Limited, a BVI corporation controlled by our Directors and which is the majority shareholder of Surna Inc (“Lim Clarke”). Shuren holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks. Development work on Serica and Qia Ke Zhong Shi was contracted by Flying Cloud to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a consultant to Flying Cloud (“YouQu”). The completion date to beta-test stage for Serica was April 2012 and for Qia Ke Zhong Shi in August 2012. Development work on Ori-Princess: Spring Cleaning was contracted by Flying Cloud to Guangzhou Nine Leaf Network Technology Co. Ltd.

Online Game publishing in the PRC

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

Publishing rights for the Simplified Chinese versions of the game  were licensed by Jurun to Beijing Kunlun World Wide Technology Share Co., Ltd., an enterprise organized under the laws of the PRC (“Kunlun”). On March 19,  2012, Flying Cloud entered into a Technical Services agreement (the “Technical Services Contract”) with Jurun, in a transaction that is effectively a licensing of the Simplified Chinese version of the game. An exclusive, global license to publish the Simplified Chinese version of the game has been granted by Jurun to Kunlun for a term of 5 years from date of the commencement of commercial operations, which was July 12, 2012 The terms of the Technical Services Contract between Jurun and Flying Cloud mirror the terms of Jurun’s licensing agreement with Kunlun, and provide for Flying Cloud to receive the full economic benefit of the licensing of the Simplified Chinese version of the game. Under the terms of the contract for development work that was undertaken on the game, 20% of the income derived from the game by Surna is due to YouQu. It was expected at the time that licenses for the Traditional Chinese and Korean versions of the game would be granted to Kunlun as well, but in the end Jurun did not proceed with finalizing these agreements.

Mobile game publishing in the PRC

There are no similar restrictions in the PRC on the publishing of games for mobile devices, and therefore these games are the copyright of Surna Inc. worldwide, including in China, and will be published on the Apple Appstore and Google Play and other Android app markets by Surna. It is our intention to transition these operations to our newly incorporated subsidiary Qoo Games Limited in 2013.

Game engines

The 2.5D ARPG games (except Serica) use our Tempest game and client engines. Game engines are a core software component for online games running on the web server, and provide the main processing functions for the computation and display of on-screen action. Our Tempest game engine is written in the C++ programming language and its features include load balancing, module message distribution, attributes server, particle effects and real-time data backup. The client engine features centralized management and monitoring, map editors, dynamic map loading and rendering and custom attributes. Serica utilizes an engine we refer to as Tempest A (MudRV) that was developed by YouQu, and for which we have been granted a license for its use in the game. An updated Tempest 2 engine was in development, but work on this was suspended along with the cessation of other game development efforts.

Current status of games

Results from our game development business in the PRC have to-date been very disappointing.

Ori-Princess

The Ori-Princess role-playing game was being developed by our team in Shenzhen, with work commencing in April 2012. Development progress through September had not kept pace with the planned milestones, and there were significant disagreements between management and the development team regarding the expected and specified game design, game features, and its visual style. With management having little confidence that the development team would be able to deliver a product in-line with the original expectations, and with no readily available supplement or substitute for the functions they performed, the project was suspended indefinitely on November 9, 2012, and the employment of all development staff terminated. It is our intention to explore options for either working with other game developers to complete this project or engaging new development personnel to restart the development program, but so far we have not reached any arrangements for this.

Ori-Princess: Spring Cleaning

Development of the iPhone version was completed in October 2012 and it was published on the Apple Appstore from 25 October, 2012. Sales from release through December 31, 2012 totaled $23. This product was intended to be a market teaser and audience driver for the online role-playing game. With the suspension of development of the online game, and no date for its release, there is little independent rational for expending funds on a marketing effort for this product at this time. We have had discussions with third-party mobile publishers in the PRC about publishing an advertising supported version of the game, but to date these have not resulted in any final contracts.

Hamsterland

The Hamsterland animated TV series, on which the online social network and game was based, was originally intended to air in the PRC during March 2012. After repeated delays it was not actually released on China Central Television’s (CCTV) national animation channel until July 23, 2012, and was then pulled by CCTV after only one week.

Several Flash mini-games from the Hamsterland online social network and game were launched on leading mini-game publishing sites in the PRC, and met with a very favorable audience response. However, given the short lead-time available in the run-up to the final air-date, it was not possible to organize any significant online marketing campaign to accompany the game’s launch in coordination with the TV series. With the early termination of the TV series by CCTV, the online game also lost the key driver for new-user creation and was unable to develop any critical mass necessary to develop its social functionality. Given these developments we have determined that it is not worthwhile expending further resources on this product at this time, and on-going development work and operations for the game were suspended indefinitely in December 2012.

Hamsterland Mobile

Development work on this mobile game was stopped with the suspension of the Hamsterland online social network and game. There are currently no plans to continue with the development of this product unless the online game resumes operations.

Serica

Publishing rights for the Simplified Chinese version of the game were licensed to Kunlun (through Jurun) in March 2012, with the first payment of RMB 300,000 due on April 1, 2012, and with subsequent payments of RMB 500,000 in May and RMB 200,000 in July, 2012. Kunlun commenced charging for the game on July 12, 2012, which constituted the start of commercial operations. To-date no payment has been received from Kunlun for any part of the licensing of the game. On January 7, 2013 Jurun, as the official licensor, engaged Receivables Management Services (HK), Limited (“RMS”) to attempt to recover all or some of the amounts owed. RMS’s collection efforts have to-date not met with success, and we are currently considering what further actions it would be beneficial for us to pursue regarding this game.

Demon Immortal

The game was first published in Hong Kong from June 30, 2011 but did not achieve significant results in what was expected to be a key market for this style of game. It is our view that, in light of the continual failure of the game to find an audience, along with its now dated game-play features (due largely to the fact that it has not been significantly updated for over a year), means that it is not worthwhile expending further effort on the development or marketing of this product.

Qia Ke Zhong Shi (Legend of the Kung-Fu Masters)

As of August 2012 development work on this game had largely been completed, however YouQu refused to continue any further with its contracted development work or provide the game or agree to support the finished product. Flying Cloud requested from YouQu delivery or return of all the contracted work product, including up-to-date source code, documentation and art work on September 25, 2012; but to date this has not been forthcoming. We are currently considering what further actions it would be beneficial for us to pursue regarding this game, including its continued development, and licensing or selling it to a third-party developer or publisher.

Our former network services business

Our former subsidiary Surna Networks was established to develop and provide a range of information technology and network services for potential customers, including game companies inside and outside of the PRC, but its business has focused solely on wholesale carrier services utilizing VoIP telecommunications, which is also referred to as International Simple Resale (“ISR”). We had approximately 30 ISR customers who were a mix of Tier-1 and Tier-2 carriers, and also calling-card operators, but results of this business were disappointing and we did not foresee it being self-supporting or profitable without further significant investment.

Upon further review during the first quarter of 2012 the Board determined that it was not relevant to our core business or future plans, and that the best strategy was the sale or winding-up of this business line. On March 27, 2012, having determined that there was no intrinsic value in the current ISR operations, we entered into a Share Sale Agreement with Kam-Ming Chan for the sale of all of the issued and outstanding shares of Surna Networks, Inc. for the par value of the issued shares of US$1.

Strategy

Online and mobile gaming strategy

All of these games are expected to be free-to-play for the user, with revenue being generated through the purchase by the player of in-game items and upgrades. Depending on the negotiated commercial terms, game publishers would normally undertake to support marketing and other operating costs, and the game developer would receive a revenue and/or profit share from them. If we cannot secure any such contractual arrangements, or if the publishers are not successful in their efforts, we will not be able to derive any significant revenues from these games.

We intend to pursue opportunities to grow our business by continuing to work with third-party publishers to market the games we have developed, primarily in the PRC, Taiwan and Hong Kong. If resources become available, we may restart development of some or all of the products which are currently suspended; or, if we are able to secure favorable terms, we may work with other developers to finish or modify them.

Revenue

We are a start-up company and to-date have not realized significant revenues. Our revenues for the year ended December 31, 2012 was $310.

Target Markets

At present we have limited financial resources and this may restrict or render ineffective the marketing and advertising program that we will need to undertake to market our products, which may materially effect our operations. It is our intention to focus on the PRC and overseas markets. Our primary target customers for online and mobile gaming are young adults, female game players, students and office workers. As game developers we intend to reach the end-user for online games through the licensing of our products to independent publishers, however we may at some point choose to supplement there efforts with online advertising, including display ads, paid search ads, and social media marketing campaigns. For mobile games we publish directly to the customer through the major mobile applications marketplaces.

Proprietary Rights

We have no patents or trademarks to protect our software. We hold the copyright on the online games we have developed through Surna Hongkong Limited, but we protect these products this only to the extent we can keep the source code a secret.

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

Properties

We own no property. We maintain an executive office in Hong Kong where the space dedicated to Surna is approximately 50 sq/ft and is taken on a month-to-month basis. All previous office leasing arrangements in the PRC were terminated in December 2012.

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

Research and Development

We only conduct research and development in so far as we have developed the source code and functionality of online games, mobile games or game engines. These software products are written in the C++ or Objective-C programming languages, which are then integrated with an HTML and/or Flash front-end user interface.

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

Employees

We have 3 part-time staff who are based in Hong Kong. All other staff, which numbered 27 and were PRC residents who were engaged by our subsidiaries Surna HK or Flying Cloud, though a PRC outsourced services company, Beijing Foreign Enterprise Human Resources Service Co., Ltd (“FESCO”), were dismissed on November 9, 2012.

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

Our current officers and directors will be able to elect all of our directors and control our operations, which could decrease the price and marketability of the shares. Our directors, Mr. Richard Clarke and Ms. Cherry Ping-Wai Lim, beneficially own respectively 78.99% and 79.19% of our outstanding shares, or a combined total of 79.19% of the outstanding shares of our common stock. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. Alternatively, these principal shareholders may cause a merger, consolidation or change of control transaction even if it is opposed by our other shareholders.

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

In utilizing the proceeds of any future offering we may make loans to our PRC subsidiary or subsidiaries at the time, or we may make additional capital contributions to our PRC subsidiary. Loans by us to our subsidiary in China, which is a foreign-invested enterprise, to finance its activities cannot exceed statutory limits and must be registered with the State Administration of Foreign Exchange, or SAFE, or its local counterpart. Capital contributions must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiary. If we fail to receive such approvals, our ability to use the proceeds of this offering and to capitalize our PRC operations may be negatively affected, which could adversely affect our liquidity and our ability to fund and expand our business.

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

ITEM 2.

PROPERTIES.

We own no property. We maintain an executive office in Hong Kong where the space dedicated to Surna is approximately 50 sq/ft and is taken on a month-to-month basis. All previous office leasing arrangements in the PRC were terminated in December 2012.

ITEM 3.

LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.

MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) under the symbol SRNA. Trading of our common stock began on April 5, 2011.

Fiscal Year 2012	High	Low
Fourth Quarter: October 1 to December 31, 2012	2.00	1.01
Third Quarter: July 1 to September 30, 2012	2.00	2.00
Second Quarter: April 1 to June 31, 2012	2.00	2.00
First Quarter: January 1 to March 31, 2012	2.00	2.00

Holders

There are 59 holders of record for our common stock.  There are a total of 99,375,000 shares of common stock outstanding, 95,200,000 of which are restricted. One of our shareholders is Lim Clarke & Co Limited, which is owned and controlled by Richard Clarke, our Chairman, and Cherry Ping-Wai Lim, our Chief Executive Officer and a director.

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

As of November 30, 2011, our total current assets were $8,772 and our total current liabilities were $1,620,769, hence a working capital deficit of $1,611,997.

As of December 31, 2011, our total current assets were $9,118 and our total current liabilities were $1,709,008, hence a working capital deficit of $1,699,890.

As of December 31, 2012, our total current assets were $1,447 and our total current liabilities were $2,455,370, hence a working capital deficit of $2,453,923.

Results of Operations

We are a start-up stage corporation and have not generated or realized significant revenues from our business operations. To meet our initial need for cash we raised money from our public offering. Our only other source for cash at this time is investments by others in our company, and if we can not rely on loans from our officers, shareholders or others in order for us to maintain our operations we may need to find alternative sources, like a second public offering or a private placement of securities. At present, if we have not generated revenues sufficient to continue our development operations and if we do not secure any additional funding we may either have to suspend all operations until we do raise funds, or cease operations entirely.

One month transition period covering December 2011

Our revenues from continuing operation for the one fiscal month transition period covering the fiscal month of December 2011 (the “transition period”) were $335. The loss from continuing operations for the transition period was $84,176 of which includes $50,496 for Salaries, $13,256 for Product development cost and $20,759 for general and administration expense.

Years Ended December 31, 2012 and November 30, 2011

Our revenues from continuing operation for the fiscal year ended December 31, 2012 were $310, from our online games business. The loss from continuing operations for the year ended December 31, 2012 was $778,972 of which includes $563,597 for Salaries, $47,619 for Product development cost and $168,066 for general and administration expense.

Our revenues from continuing operation for the fiscal year ended November 30, 2011 were $938, from our online games business. The loss from continuing operations for the year ended November 30, 2011 was $1,593,872 of which includes $505,633 for Salaries, $769,231 for Compensation expenses, $135,424 for Product development cost, $174,522 for general and administration expense and $10,000 for loss on extinguishment of debt.

Factors affecting results of our operations in China

The Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments, and by the general state of the PRC's economy and of the online games industry there. For example, while we may benefit from the overall economic growth in China in the past several years, which has resulted in increases in disposable income and discretionary consumer spending; the increasing use of the Internet; the growing popularity of online games in comparison with other forms of entertainment; and favorable demographic trends. Our results of operations may be adversely affected by an economic slowdown in China and other countries and regions where our games are operated, or the arrival of additional competition in the markets where we operate. They may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Regulation imposed by the government of China and other countries on the online game industries may also have significant impact on our results of operations in the future.

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

Our future growth will depend significantly upon our ability to successfully develop and market additional online games that are attractive to players and to increase the monetization of our existing and future games in China; something which to-date we have not been successful in achieving.

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

According to the Mainland and Hong Kong Special Administrative Region Arrangement on the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income, or the Tax Agreement, dividends paid by a foreign-invested enterprise in mainland China to its corporate shareholder in Hong Kong will be subject to withholding tax at a maximum rate of 5.0%, provided however that such Hong Kong company directly owns at least 25.0% of the equity interest in the mainland foreign-invested enterprise. However, under the new Enterprise Income Tax Law (“EIT”) and its implementation rules, as well as Circular No. 601 issued by SAT in October 2009 (or “Circular 601), dividends from our PRC subsidiary paid to us through Surna Hongkong Limited (“Surna HK”) may be subject to withholding tax at a rate of 10.0% if Surna HK is not considered to be the “beneficial owner” of the dividends distributed by a resident enterprise of the PRC.

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

Under the PRC EIT Law and the Implementing Rules, dividends generated from the business of our PRC subsidiary and payable to us may be subject to a withholding tax rate of 10% if we are considered a non-resident enterprise incorporated outside of the PRC unless there is an applicable tax treaty with China that provides for a different withholding arrangement and we are deemed to be entitled to such favorable treatment. If we were to be classified as a “resident enterprise” for PRC enterprise income tax purposes, this would result in our global income becoming subject to 25% PRC enterprise income tax. The risk that we may be deemed to be a PRC resident enterprise under the PRC EIT Law is disclosed in “Risk Factors—Risks Related to Doing Business in China”.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Reclassifications:

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2012 and 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2012, cash balances in interest-bearing accounts are zero.

Sales to limited customers comprised 100% of Surna Inc.’s revenues for the year ended December 31, 2012; there were a revenue of $938 and $335 for the year ended November 30, 2011 and one month ended December 31, 2011, respectively. At December 31, 2012 and December 31, 2011, Surna Inc.’s accounts receivable from its primary customer was $0 and $1,273, respectively. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase its products, there are  alternative buyers for its production at comparable prices.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011	November 30, 2011
Period-end HKD: USD exchange rate	$ 0.1290	$ 0.1287	$ 0.1287
Average Period HKD: USD exchange rate	$ 0.1289	$ 0.1284	$ 0.1284
Period-end RMB: USD exchange rate	$ 0.1587	$ 0.1571	Not applicable
Average Period RMB: USD exchange rate	$ 0.1587	$ 0.1545	Not applicable

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

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2012, one month ended December 31, 2011 and year ended November 30, 2011, we incurred approximately $47,600, $13,200 and $135,000 respectively for third party research and development expense which are included in the consolidated statements of operations.

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

Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $2,582,452 during the period from inception through December 31, 2012 and has a working capital deficit (current liabilities minus current assets) of $2,453,923 as of December 31, 2012. In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing.

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

The report of the Company’s independent registered public accounting firm relating to the December 31, 2012 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SURNA INC.

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firms, RBSM LLP	F-2

Report of Independent Registered Public Accounting Firm, MALONEBAILEY, LLP	F-3

Consolidated Balance Sheets as of December 31, 2012, December 31, 2011 and November 30, 2011	F-4

Consolidated Statement of Operations and Comprehensive loss for the year ended December 31, 2012, for the one month ended December 31, 2011 and for the year ended November 30, 2011	F-5

Consolidated Statement of Changes in Stockholders’ Deficit for the period from December 1, 2010 to December 31, 2012	F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2012, for the one month ended December 31, 2011 and for the year ended November 30, 2011	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Hong Kong, China

We have audited the accompanying consolidated balance sheets of Surna, Inc. and its subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for the year ended December 31, 2012 and for the one month ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surna, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the one month ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Hong Kong, China

We have audited the accompanying consolidated balance sheets of Surna Inc. and its subsidiaries (collectively, the “Company”) as of November 30, 2011 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surna Inc. and its subsidiaries, as of November 30, 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MALONEBAILEY, LLP

www.malone-bailey.com

Houston, Texas

March 13, 2012

Surna Inc.

Consolidated Balance Sheets

	December 31,	December 31,	November 30,
	2012	2011	2011
ASSETS

Current Assets
Cash	$1,197	$2,745	$3,411
Accounts receivable	-	1,273	938
Current assets of discontinued operations	-	3,307	3,195
Prepaid expenses	250	1,793	1,228
Total Current Assets	1,447	9,118	8,772

Equipment, net of accumulated depreciation	16,668	30,000	31,111

TOTAL ASSETS	$18,115	$39,118	$39,883

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accrued liabilities	$83,509	$20,691	$24,924
Current liabilities of discontinued operations	-	24,200	22,194
Amounts due to related parties	2,371,861	1,664,117	1,573,651
Total Current Liabilities	2,455,370	1,709,008	1,620,769

TOTAL LIABILITIES	2,455,370	1,709,008	1,620,769

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	-	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 issued and outstanding	994	994	994
Paid in capital	148,507	148,507	148,507
Accumulated other comprehensive loss	(4,304)	(4,304)	(1,370)
Accumulated deficit	(2,582,452)	(1,815,087)	(1,729,017)
Total Stockholders' Deficit	(2,437,255)	(1,669,890)	(1,580,886)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT
	$18,115	$39,118	$39,883

Please see accompanying notes to these financial statements

Surna Inc.

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31, 2012	For the one month ended December 31, 2011	For the year ended November 30, 2011

Revenue	$310	$335	$938

Cost of revenue	-	-	-

Gross margin	310	335	938

Operating Expenses:

Depreciation Expenses	13,332	1,111	8,889
Compensation expenses	-	-	769,231
Product development cost	47,619	13,256	135,424
General and administrative expenses	718,331	70,144	671,266
Total operating expenses	779,282	84,511	1,584,810

Operating loss	(778,972)	(84,176)	(1,583,872)

Other income (expenses):
Loss on extinguishment of debt	-	-	(10,000)
Loss from continuing operations before provision for income taxes	(778,972)	(84,176)	(1,593,872)
Provision for income taxes	-	-	-
Loss from Continuing Operations	(778,972)	(84,176)	(1,593,872)
Income (loss) from Discontinued Operations	11,607	(1,894)	(21,775)

Net loss	(767,365)	(86,070)	(1,615,647)

Comprehensive loss:
Foreign currency translation loss	-	(2,934)	(1,370)
Comprehensive Loss	$(767,365)	$(89,004)	$(1,617,017)

Loss per common share from continuing operations - basic and diluted	($0.01)	($0.00)	($0.02)

Income (loss) per common share from discontinued operations - basic and diluted	$0.00	($0.00)	($0.00)

Net loss per common share - basic and diluted	($0.01)	($0.00)	($0.02)

Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000	99,264,315

Please see accompanying notes to these financial statements

Surna Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the period from December 1, 2010 to December 31, 2012

					Accumulated
					Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at November 30, 2010	99,175,000	$992	$97,608	$(113,370)	$-	$(14,770)
Stock issue for settlement of debt	200,000	2	49,998	-	-	50,000
Capital contribution	-	-	901	-	-	901
Foreign currency translation adjustment	-	-	-	-	(1,370)	(1,370)
Net loss for the year ended November 30, 2011	-	-	-	(1,615,647)	-	(1,615,647)
Balance at November 30, 2011	99,375,000	$994	$148,507	$(1,729,017)	$(1,370)	$(1,580,886)

Foreign currency translation adjustment	-	-	-	-	(2,934)	(2,934)
Net loss for the one month ended December 31, 2011	-	-	-	(86,070)	-	(86,070)
Balance at December 31, 2011	99,375,000	994	148,507	(1,815,087)	(4,304)	(1,669,890)
Net loss for the year ended December 31, 2012				(767,365)		(767,365)
Balance at December 31, 2012	99,375,000	$994	$148,507	$(2,582,452)	$(4,304)	$(2,437,255)

Please see accompanying notes to these financial statements

Surna Inc.

Consolidated Statements of Cash Flows

	For the year ended	For the one month ended	For the year ended
	December 31,	December 31,	November 30,
	2012	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(767,365)	$(86,070)	$(1,615,647)
Income (loss) from discontinued	11,607	(1,894)	(21,775)
operations
Loss from continuing operations	(778,972)	(84,176)	(1,593,872)
Adjustments to reconcile net loss
to net cash used in provided by operating activities:
Depreciation expense	13,332	1,111	8,889
Loss on extinguishment of debt	-	-	10,000

Changes in operating assets and liabilities:
Accounts receivable	1,273	(335)	(938)
Prepaid expenses	1,543	(565)	1,983
Accounts payable	-	-	-
Accrued liabilities	62,818	(4,233)	24,873
Amount due to related parties	698,458	90,486	1,482,243
Cash (used in) provided by operating activities of continuing operations	(1,548)	2,288	(66,822)

Cash provided by (use in) operating activities of discontinued operations	-	(20)	(2,776)
Net cash (used in) provided by operating activities	(1,548)	2,268	(69,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	-	-	901
Net cash provided by financing activities	-	-	901

Effect of exchange rate changes
on cash	-	(2,934)	(1,370)
Net increase / (decrease) in cash	(1,548)	(666)	(70,067)
Cash, beginning of period	2,745	3,411	73,478
Cash, end of period	$1,197	$2,745	$3,411
Non- Cash Financing and Investing Transaction
Stocks issue for settlement of debt	$-	$-	$40,000

Please see accompanying notes to these financial statements

Surna Inc.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Surna Inc (the “Company”, “we”, “our”) was incorporated in Nevada, USA, on October 15, 2009.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. The consolidated financial statements include the Company’s accounts and those of its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 common shares. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity Surna Hong Kong Limited (Surna HK) was formed June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd.(“Flying Cloud’) was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK. All Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of Surna, Inc. beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. and Surna Network Limited are wholly-owned subsidiaries of Surna Inc. formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, Surna Inc sold Surna Networks, Inc. and Surna Networks Limited to Chan Kam Ming for a total sales price of US$1. Surna Inc assumed liabilities of Surna Networks, Inc. and Surna Networks Limited of US$9,286. All significant intercompany transactions are eliminated.

Qoo Games Limited was incorporated in Hong Kong on February 21, 2012. It was intended that this company operate as the publisher of mobile games, including for the iOS and Android operating systems, but to-date it has not commenced operations.

Use of Estimates:

The preparation of Consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Reclassifications:

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2012 and 2011, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2012, cash balances in interest-bearing accounts are zero.

Sales to limited customers comprised 100% of Surna Inc.’s revenues for the year ended December 31, 2012; there were a revenue of $938 and $335 for the year ended November 30, 2011 and one month ended December 31, 2011, respectively. At December 31, 2012 and December 31, 2011, Surna Inc.’s accounts receivable from its primary customer was $0 and $1,273, respectively. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase its products, there are  alternative buyers for its production at comparable prices.

Foreign Currency Translation:

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ deficit. Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011	November 30, 2011
Period-end HKD: USD exchange rate	$ 0.1290	$ 0.1287	$ 0.1287
Average Period HKD: USD exchange rate	$ 0.1289	$ 0.1284	$ 0.1284
Period-end RMB: USD exchange rate	$ 0.1587	$ 0.1571	Not applicable
Average Period RMB: USD exchange rate	$ 0.1587	$ 0.1545	Not applicable

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

Research and Development:

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved.

For the years ended December 31, 2012, one month ended December 31, 2011 and year ended November 30, 2011, we incurred approximately $47,600, $13,200 and $135,000 respectively for third party research and development expense which are included in the consolidated statements of operations.

Fair Value Measurements:

The carrying value of financial instruments, including cash and cash equivalents, accrued liabilities, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand and considered short term.

Basic and Diluted Net Loss per Common Share:

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

Income Taxes:

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

Commitments and contingencies:

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has working capital deficit, no sources of recurring revenue and has generated cumulative net losses of $2,582,452 during the period from inception through December 31, 2012 and has a working capital deficit (current liabilities minus current assets) of $2,453,923 as of December 31, 2012.

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

The report of the Company’s independent registered public accounting firm relating to the December 31, 2012 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which now ended December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in this Annual Report along with the results for the new fiscal year of January 1, 2012 through December 31, 2012. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

NOTE 4 - DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc. sold Surna Networks, Inc. and Surna Networks Limited (“Surna Networks”) to Chan Kam-Ming for a total sale price of US$1. Surna Inc. assumed liabilities of Surna Networks of US$9,286. Surna Networks, Inc. was incorporated on July 19, 2011 and Surna Networks Limited was incorporated on August 2, 2011.

The results of discontinued operations of Surna Networks for the one month ended December 31, 2011 and the year ended December 31, 2012 are summarized as below:

	Surna Networks, Inc. (USD)			Surna Networks Limited (USD)
	Year Ended 12/31/2012	One Month Ended 12/31/2011	Year Ended 11/30/2011	Year Ended 12/31/2012	One Month Ended 12/31/2011	Year Ended 11/30/2011
Revenue	$ -	$ -	$ -	$ 44,433	$ 2,485	$ 18,988
Cost of Revenue	-	-	-	(31,323)	(1,898)	(21,116)
General& Administrative	-	-	-	(1,503)	(2,481)	(19,647)
Net (Loss) Income	$ -	$ -	$ -	$ 11,607	$ (1,894)	$ (21,775)

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

NOTE 6 - ACQUISITION OF GAME UNDER DEVELOPMENT

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

NOTE 7 - COMMON STOCK

On May 18, 2011, authorized capital was also increased from 100,000,000 to 350,000,000 common shares and 100,000,000 to 150,000,000 preferred shares. Also on that date, the Company recorded a stock dividend of 4 new shares for each 1 share held. All share information in the Company’s consolidated financial statements have been retroactively restated for the effect of the share splits.

NOTE 8 - RELATED PARTY TRANSACTIONS

As of December 31, 2012, 2011 and November 30, 2011  the Company had a balance due to related parties of $ 2,371,861, $1,664,117 and $1,573,651, respectively. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

On April 20, 2011 the Company purchased computer equipment from Kopere Limited. Kopere is majority-owned by Cherry Ping-Wai Lim. The purchase price was agreed at $40,000. Later, 200,000 common shares were issued with a fair value of $50,000 and the $10,000 difference between the fair value of the common stock and the purchase price was recorded as loss on extinguishment of debt.

NOTE 9 - INCOME TAXES

The Company had deferred income tax assets as of December 31, 2012 and 2011 and November 30, 2011 as follows:

	December 31, 2012	December 31, 2011	November 30, 2011
Deferred Tax Assets	$472,244	$336,235	$336,235
Less - Valuation Allowance	(472,244)	(336,235)	(336,235)
Total Net Deferred Tax Assets	$ -	$ -	$ -

The Company has approximately $ 2,255,997 in Net Operating Losses carried forward for income tax purposes in various jurisdictions which will expire, if not utilized, as follows:

	United States	Hong Kong	China	Total
Indefinite	$ -	$ 1,349,815	$ -	$ 1,349,815
2032	112,818			112,818
2031	90,740	-	-	90,740
2030	24,726	-	-	24,726
2029	1,500	-	-	1,500
2017	-	-	300,132	300,132
2016		-	376,266	376,266
	$ 229,784	$ 1,349,815	$ 676,398	$ 2,255,997

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Settlement Payments

On March 7 2013, the Company entered into settlement agreement with a former employee for outstanding dues. In accordance with the terms of the agreement, the Company is obligated to make payments totaling HK$80,000 (US$10,257). An initial payment of HK$10,000 (US$1,282) was made on April 7, 2013 and monthly payments of HK$10,000 (US$1,282) are due through August 2013 and then HK$15,000 (US$1,923) is due for next two months.  A final payment of HK$15,000 (US$1,923) will be due in October 2013. As of December 31, 2012, the Company has accrued of this settlement of HK$80,000 (US$10,257) under accrued liabilities on its balance sheet.

Service agreement

During March, 2012, the Company entered into an agent agreement with Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”), and Jurun entered into a technical service agreement with Kunlun Wanwei Information Technology Company Ltd (“Kunlun”). Under the agreements, the Company provided the license of the online game to Jurun and on the same date the license was transferred from Jurun to Kunlun for a period of five years. The Company will receive upfront fees of RMB 1 million (US$158,730) payable in the following installments: 1) 30% after the first closed-beta testing; 2) 50% after the second closed-beta testing and 3) 20% after the first open-beta testing. In addition, the Company will receive 20% of game-related revenue from Kunlun during the agreement term. All amounts due from Kunlun will be transferred to Jurun and Jurun will return 100% of the fees back to the Company.

Therefore, the Company recognized the RMB 1 million (US$158,730) fee as revenue during the year 2012 in accordance with ASC 985-605-25-3 “Software Not Requiring Significant Production, Modification, or Customization.”  As of the date the Company was unable to collect the revenue amounts and therefore, as of balance sheet date, the Company had reversed the whole revenue.

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2012.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On November 10, 2012, we notified our existing independent registered public accounting firm, MaloneBailey, LLP (“MaloneBailey”) that we had engaged RBSM LLP (“RBSM”) to become our new independent registered public accounting firm, effective with the interim period ended September 30, 2012. The change in independent registered public accounting firm was ratified and approved by the Company’s Board of Directors. This change constituted a dismissal of the former independent registered public accounting firm, MaloneBailey.

MaloneBailey’s reports on the Company’s consolidated financial statements as of and for the two fiscal years ended November 30, 2011 and 2010 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle, except that the reports of MaloneBailey on the Company’s consolidated financial statements for the two fiscal years ended November 30, 2011 and 2010 contained an explanatory paragraph which noted that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended November 30, 2011, and the subsequent interim period through November 10, 2012, there were no disagreements between the Company and MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report on the consolidated financial statements of the Company for such year.

During the fiscal year ended November 30, 2011, and during the subsequent interim period through November 10, 2012, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On November 10, 2012  (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM ”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2012 and for the transition period of one month ended December 31, 2011. The engagement of RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Our financial statements for the period from 1 December, 2011 to December 31, 2012, included in this report, have been audited by RBSM as set forth in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, the Company’s internal control over financial reporting were ineffective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the one month ended December 31, 2011 and the year ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Cherry Ping-Wai Lim 16F, North Point Terrace North Point, Hong Kong	47	Chief Executive Officer (Principal executive officer), President, and a member of the Board of Directors

Richard Clarke 1524 Prince’s Building 10 Chater Road, Central, Hong Kong	39	Chairman, Secretary, and a member of the Board of Directors

Man-Chor Poon S3-414 Block B, Goldway Industrial Centre, 2 Wing Kin Road, Kwai Tsing, Hong Kong	32	Chief Financial Officer (Principal financial and accounting Officer), Treasurer

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

Richard Clarke

Since our inception on October 15, 2009, Richard Clarke has served as our President, Principal Executive Officer, Secretary, and a member of the Board of Directors. Mr. Clarke and Ms. Lim own 75.62% of the outstanding shares of our common stock. As such, they unilaterally decided that Mr. Clarke was going to be an officer and director.  Their decisions did not in any manner relate to Mr. Clarke’s previous employments.  Mr. Clarke’s previous experience, qualifications, attributes or skills were not considered when Mr. Clarke and Ms. Lim appointed Mr. Clarke as one of our officers and directors. Since August 2006, he has been a partner with Lim Clarke & Co, a Hong Kong based private equity and venture capital group. Prior to this, from January 2003, he was a Senior Manager with 7bridge Capital Partners, which is now part of Lim Clarke & Co.

Man-Chor Poon

Man-Chor Poon has been our Chief Financial Officer since September 4, 2012. Ms. Poon was selected for the foregoing positions as a result of her qualifications in accountancy and experience in financial management and business operations in the People’s Republic of China. Ms. Poon holds a Bachelor of Business Administration from Lingnan University in Hong Kong and is a Member of the Hong Kong Institute of Certified Public Accountants.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board, but this consists of the two serving board members and audit committee functions are therefore performed by our full board of directors. All our directors also hold positions as our officers, and none are deemed independent. Our board, serving as the audit committee, is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is available on our website at governance.surna.com.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to: deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is available on our website at governance.surna.com.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is available on our website at governance.surna.com.

Section 16(a) of the Securities Exchange Act of 1934

As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Non-qualified Deferred Compensation earnings (US$)	All other compensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Richard	2012	120,000	0	0	0	0	0	0	120,000
Clarke, Chairman	2011	120,000	0	0	0	0	0	0	120,000

Cherry Lim	2012	120,000	0	0	0	0	0	0	120,000
President and CEO	2011	120,000	0	0	0	0	0	0	120,000

Man-Chor	2012	2,564	0	0	0	0	0	0	2,564
Poon	2011	0	0	0	0	0	0	0	0
CFO

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Compensation of Directors

The members of our board of directors are not compensated for their services as Directors. The board has not implemented a plan to award options to any Directors and there are no contractual arrangements with any member of the board of Directors or any Director’s service contracts. Accordingly, from inception on October 15, 2009 to our year end on December 31, 2012, we have not paid any compensation to Mr. Clarke or Ms. Lim as a director.

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

Name and Address of Beneficial Owner	Number of shares	Percentage ownership
Cherry Ping-Wai Lim [1] [2] 16F, North Point Terrace North Point, Hong Kong	78,700,000	79.20%
Richard Clarke [1] 1524 Prince’s Building 10 Chater Road, Central, Hong Kong	78,500,000	79%
All officers and directors as a group (2 individuals)	75,200,000	75.67%

[1] Title to 75,000,000 shares of common stock is held in the name of Lim Clarke & Co Limited, which is co-owned by Mr. Clarke and Ms. Lim.

[2] 200,000 shares of common stock is held by Ms. Lim.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

There are 59 holders of record for our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On October 16, 2009, we issued a total of 75,000,000 shares of restricted common stock to 7bridge Capital Management Limited for $15,000.  7bridge Capital Management is indirectly owned and controlled by Cherry Ping-Wai Lim, our principal executive officer and a director and Richard Clarke, a director.

On June 20, 2011 we issued 200,000 shares of restricted common stock with an aggregate value of US$50,000 to Cherry Ping-Wai Lim, our principal executive officer and a director, when we completed the purchase of assets from Kopere Limited, a Hong Kong company owned and controlled by Ms. Lim.

On September 1, 2011 we issued 10,500,000 shares of restricted common stock to Lim Clarke & Co Limited under a share exchange agreement.  Lim Clarke is owned and controlled by Cherry Ping-Wai Lim, our principal executive officer and a director, and by Richard Clarke, a director.

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

The development of the Hamsterland children’s online game and social network was contracted to Flying Cloud by Shuren Limited, a BVI corporation which is owned and controlled by Lim Clarke, and which holds a license to utilize the hamster cartoon characters for online games, mobile games and social networks.

Development of the online game Serica and technical support was contracted by Flying Cloud to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a former consultant to Flying Cloud. This contract had a total value that approximates US$ 123,000 plus the rights to a 20% share in revenue from the game.

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

Year	Amount
2012	$9,000	RBSM
2012	$8,000	MaloneBailey
2011	$27,200	MaloneBailey

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2012	$-	RBSM
2011	$-	MaloneBailey

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

Year	Amount
2012	$-	RBSM
2011	$-	MaloneBailey

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2012	$0	RBSM
2011	$0	MaloneBailey

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2013.

SURNA INC. (the “Registrant”)

BY:	/s/ Cherry Lim
Cherry Ping-Wai Lim
Chief Executive Officer, Principal Executive Officer, and a member of the Board of Directors

BY:	/s/ Poon Man Chor
Man-Chor Poon
Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Cherry Lim
Cherry Ping-Wai Lim	Chief Executive Officer, Principal Executive Officer, and a member of the Board of Directors	April 16, 2013

/s/ Richard Clarke
Richard Clarke	Secretary and a member of the Board of Directors	April 16, 2013

/s/ Poon Man Chor
Man-Chor Poon	Chief Financial Officer (Principal Financial and Accounting Officer) and Treasurer	April 16, 2013

EXHIBIT INDEX

Exhibit	Document	Incorporated by reference			Filed
	Description	Form	Date	Number	herein
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	3.3
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X