Form 10-Q
period 2013-03-31
Surna Inc.
filed 2013-05-21
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  333-164578

SURNA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite S3, 414 Block B, Goldway Industrial Centre 2 Wing Kin Road, Kwai Tsing Hong Kong	N/A
(Address of principal executive offices)	(ZIP Code)

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

For the Quarter ended 31 March, 2013

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$1,203	$1,197
Accounts receivable	22	-
Prepaid expenses	-	250
Total Current Assets	1,225	1,447
Equipment, net of accumulated depreciation	13,335	16,668

TOTAL ASSETS	$14,560	$18,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accrued liabilities	$80,893	$83,509
Amounts due to related parties	2,466,224	2,371,861
Total Current Liabilities	2,547,117	2,455,370

TOTAL LIABILITIES	2,547,117	2,455,370

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive loss	(7,438)	(4,304)
Accumulated deficit	(2,674,620)	(2,582,452)
Total Stockholders' Deficit	(2,532,557)	(2,437,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,560	$18,115

Please see accompanying notes to these unaudited condensed consolidated financial statements

F1

Surna Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income

(Unaudited)

	Three months ended March 31, 2013	Three months ended March 31, 2012
Revenue	$22	$47,831
Cost of revenue	-	-
Gross margin	22	47,831
Operating Expenses:
Depreciation expenses	3,333	3,333
Product development cost	-	17,433
General and administrative expenses	88,858	188,984
Total operating expenses	92,191	209,750

Operating loss	(92,168)	(161,919)
Other income (expenses):
Other expense	-	-
Loss from continuing operations before provision for income taxes	(92,168)	(161,919)
Provision for income taxes	-	-
Loss from continuing operations	(92,168)	(161,919)
Income from discontinued operations	-	11,607
Net loss	(92,168)	(150,312)
Comprehensive loss:
Net loss	(92,168)	(150,312)
Foreign currency translation loss	(3,134)	(50)
Comprehensive loss	$(95,302)	$(150,362)
Loss per common share from continuing operations - basic and diluted	($0.00)	($0.00)
Income per common share from discontinued operations - basic and diluted	$0.00	$0.00
Net loss per common share - basic and diluted	($0.00)	($0.00)
Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000

Please see accompanying notes to these unaudited condensed consolidated financial statements.

F2

Surna Inc.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended	For the three months ended
	March 31,	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(92,168)	$(150,312)
Income from discontinued operations	-	11,607

Loss from continuing operations	(92,168)	(161,919)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation expense	3,333	3,333
Changes in operating assets and liabilities:
Accounts receivable	(22)	(47,906)
Prepaid expenses	250	565
Accrued liabilities	(2,616)	(4,237)
Amount due to related parties	94,363	200,981
Cash provided by (used in) operating activities of continuing operations	3,139	(709)

Cash (used in) operating activities of discontinued operations	-	(53)
Net cash provided by (used in) operating activities	3,139	(762)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash	(3,133)	(50)
Net increase (decrease) in cash	6	(812)
Cash, beginning of period	1,197	2,798
Cash, end of period	$1,203	$1,986
Supplementary disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid of income tax	$-	$-

Please see accompanying notes to these unaudited condensed consolidated financial statements.

F3

Surna Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 and 2012

 (Unaudited)

NOTE 1 - NATURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Company

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

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. Operating results for the three month period presented are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2012 has been derived from audited financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on April 16, 2013.

In opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

Basis of Consolidation

The unaudited condensed consolidation financial statements include the accounts of the Company and its subsidiaries, including Surna Media Inc, Surna Hongkong Limited, and Flying Cloud InfoTech Co. Ltd.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

F4

Reclassifications

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Property and Equipment

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

Revenue Recognition

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At March 31, 2013, cash balances in interest-bearing accounts are zero.

Sales to customers via Apple’s AppStore comprised 100% of Surna Inc.’s revenues of $22 for the three months ended March 31, 2013. At March 31, 2013, Surna Inc.’s accounts receivable from its primary customer was $22. Surna Inc. believes that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

F5

Foreign Currency Translation

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

Functional Currency

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2013	March 31, 2012
Period-end HKD: USD exchange rate	$ 7.80	$7.80
Average Period HKD: USD exchange rate	$ 7.80	$ 7.80
Period-end RMB: USD exchange rate	$ 6.27	$ 6.31
Average Period RMB: USD exchange rate	$6.28	$ 6.30

Comprehensive Income (Loss)

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

F6

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,545,892 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,674,620 during the period from inception through March 31, 2013.

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

The results of discontinued operations of Surna Networks for the three month ended March 31, 2013 and 2012 are summarized as below:

	Surna Networks, Inc. (USD)		Surna Networks Limited (USD)
	Three Months Ended 03/31/2013	Three Months Ended 03/31/2012	Three Months Ended 03/31/2013	Three Month Ended 03/31/2012
Revenue	$ -	$ -	$ -	$ 44,433
Cost of Revenue	-	-	-	(31,323)
General& Administrative	-	-	-	(1,503)
Net (Loss) Income	$ -	$ -	$ -	$ 11,607

F7

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March, 2013 and December 31, 2012, the Company had a balance due to related parties of $2,466,224 and $2,371,861, respectively. This balance is from various advances from the Company’s directors for working capital purposes and expenses incurred on behalf of Company and salary due to them and which are non-interest bearing, unsecured and due on demand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Settlement Payments

On March 7 2013, the Company entered into settlement agreement with a former employee for outstanding dues. In accordance with the terms of the agreement, the Company is obligated to make payments totaling HK$80,000 (US$10,257). An initial payment of HK$10,000 (US$1,282) was made on April 7, 2013 and monthly payments of HK$10,000 (US$1,282) are due through August 2013 and then HK$15,000 (US$1,923) is due for next two months.  A final payment of HK$15,000 (US$1,923) will be due in October 2013. As of March 31, 2013, the Company has accrued of this settlement of HK$80,000 (US$10,257) under accrued liabilities on its balance sheet.

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

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2013.

F8

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

As of March 31, 2013, our total assets were $1,225 and our total liabilities were $2,547,117, hence a working capital deficit of $2,545,892.

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

Sales of mobile games

Sales to customers via Apple’s AppStore comprised 100% of our revenues of $22 for the three months ended March 31, 2013. At March 31, 2013, our accounts receivable from its primary customer was $22. We believe that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Strategy

Our development efforts have focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience. Results from our game development business in the PRC have to-date been disappointing but it is our intention to continue to pursue opportunities in game publishing, focusing at present on mobile games and then on opportunities in web-game publishing in other markets. In summary, the current status of our game development projects is:

•

Ori-Princess: Spring Cleaning: Development of the iPhone version was completed in October 2012 and it was published on the Apple Appstore from 25 October, 2012. Sales from release through March 31, 2013 totaled $22. We have had discussions with third-party mobile publishers in the PRC about publishing an advertising supported version of the game, but to date these have not resulted in any final contracts.

•

Ori-Princess: Development work on the Ori-Princess role-playing game was suspended indefinitely on November 9, 2012. It is our intention to explore options for either working with other game developers to complete this project or engaging new development personnel to restart the development program, but so far we have not reached any arrangements for this.

•

Serica: Publishing rights for the Simplified Chinese version of the game were licensed to Kunlun (through Jurun) in March 2012, with the first payment of RMB 300,000 due on April 1, 2012, and with subsequent payments of RMB 500,000 in May and RMB 200,000 in July, 2012. Kunlun commenced charging for the game on July 12, 2012, which constituted the start of commercial operations. To-date no payment has been received from Kunlun for any part of the licensing of the game. On January 7, 2013 Jurun, as the official licensor, engaged Receivables Management Services (HK), Limited (“RMS”) to attempt to recover all or some of the amounts owed. RMS’s collection efforts have to-date not met with success, and we are still evaluating what further actions it would be beneficial for us to pursue regarding this project.

•

Qia Ke Zhong Shi (Legend of the Kung-Fu Masters): As of August 2012 development work on this game had largely been completed, however YouQu refused to continue any further with its contracted development work or provide the game or agree to support the finished product. Flying Cloud requested from YouQu delivery or return of all the contracted work product, including up-to-date source code, documentation and art work on September 25, 2012; but to date this has not been forthcoming. We are still evaluating what further actions it would be beneficial for us to pursue, including its continued development, and licensing or selling it to a third-party developer or publisher.

Contractual arrangements for character licensing and game development

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

Target Markets

We plan to develop further games for children, pre-teens and teens, female players and young-adults over the next two years. These will include online and mobile games and we intend, whenever possible, to work with the producers of cartoon TV-series and movies in the PRC on licensing and product tie-ins. At present we have limited financial resources and this may restrict or render ineffective the marketing and advertising program that we will need to undertake, which may materially effect our operations. Our primary target for online gaming customers are children and young adults, female game players, students and office workers. As game developers we intend to reach the end-user through the licensing of our products to independent publishers, however we may at some point choose to supplement there efforts with online advertising, including display ads, paid search ads, and social media marketing campaigns.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,545,892 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,674,620 during the period from inception through March 31, 2013.

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

Period Ended March 31, 2013 and March 31, 2012

Our revenues from Continuing Operation for the period ended March 31, 2013 were $22 which was from our online games. The net loss from continuing operations for the period ended March 31, 2013 was $92,168 of which includes $63,231 for Salaries, and $28,960 for general and administration expense.  The gross profit from continuing operations was $47,831 and the net loss was $161,919 for the three months period ended March 31, 2012. In which, it includes $143,331 for Salaries, $17,433 for product development and $48,986 for general and administration expense.

Income from discontinued operation for the three month period ended March 31, 2012 is $11,607, with no such comparative figure for three months period ended March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4.  CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-Q and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2013.

SURNA INC. (the “Registrant”)

BY:	/s/ Cherry Lim
Cherry Ping-Wai Lim
CEO (Principal Executive Officer) and a member of the Board of Directors

BY:	/s/ Poon Manchor
Man-Chor POON
Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Cherry Lim	CEO (Principal Executive Officer) and a member of the Board of Directors	May 21, 2013
Cherry Ping-Wai Lim

/s/ Richard Clarke	Member of the Board of Directors	May 21, 2013
Richard Clarke

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X