Form 10-Q
period 2013-06-30
Surna Inc.
filed 2013-08-14
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54286

SURNA INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

27-3911608
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
99,375,000 as of August 13, 2013.

SURNA INC.
Quarterly Report on Form 10-Q
For the Quarter ended 30 June, 2013

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

Surna’s internet site is surna.com. You can access the Company’s Investor Relations webpage at surna.com/index/investors and Corporate Governance webpage at governance.surna.com. Surna posts the following on its Corporate Governance webpage:

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

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

Surna Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$987	$1,197
Accounts receivable	59	-
Prepaid expenses	-	250
Total Current Assets	1,046	1,447
Equipment, net of accumulated depreciation	10,001	16,668

TOTAL ASSETS	$11,047	$18,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accrued liabilities	$69,435	$83,509
Amounts due to related parties	2,545,439	2,371,861
Total Current Liabilities	2,614,874	2,455,370

TOTAL LIABILITIES	2,614,874	2,455,370

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive loss	(9,541)	(4,304)
Accumulated deficit	(2,743,787)	(2,582,452)
Total Stockholders' Deficit	(2,603,827)	(2,437,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,047	$18,115

Please see accompanying notes to these unaudited condensed consolidated financial statements
F1

Surna Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Revenue	$13	$0	$36	$47,831
Cost of revenue	-	-	-	-
Gross margin	13	0	36	47,831
Operating Expenses:
Depreciation expenses	3,333	3,333	6,666	6,666
Product development cost	-	11,839	-	29,272
General and administrative expenses	65,846	217,539	154,705	406,523
Total operating expenses	69,179	232,711	161,371	442,461

Operating loss
Other income (expense):
Other expenses	-	-	-	-
Loss from continuing operations before provision for income taxes	(69,166)	(232,711)	(161,335)	(394,630)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(69,166)	(232,711)	(161,335)	(394,630)
Income from discontinued operations	-	-	-	11,607
Net loss	(69,166)	(232,711)	(161,335)	(383,023)

Comprehensive loss:
Net loss	(69,166)	(232,711)	(161,335)	(383,023)
Foreign currency translation (loss) gain	(2,103)	2,360	(5,237)	2,310
Comprehensive Loss	$(71,269)	$(230,351)	$(166,572)	$(380,713)
Loss per common share from continuing operations – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Income per common share from discontinued operations – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Net loss per common share – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000	99,375,000	99,375,000

Please see accompanying notes to these unaudited condensed consolidated financial statements
F2

Surna Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended	For the six months ended
	June 30,	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,335)	$(383,023)
Income from discontinued operation	-	11,607
Loss from continuing operations	(161,335)	(394,630)
Adjustments to reconcile net loss to net cash used in provided by operating activities:
Depreciation expense	6,666	6,666

Changes in operating assets and liabilities:
Accounts receivable	(59)	(46,346)
Prepaid expenses	250	375
Accrued liabilities	(14,074)	30,209
Amount due to related parties	173,578	399,846
Cash provided by (used in) operating activities of continuing operations	5,026	(3,880)

Cash provided by (use in) operating activities of discontinued operations	-	2
Net cash (used in) provided by operating activities	5,026	(3,878)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	-	-
Net cash provided by financing activities	-	-
Effect of disposal of discontinued operation	-	(55)
Effect of exchange rate changes	(5,237)	2,310
on cash	-	-
Net increase / (decrease) in cash	(211)	(1,623)
Cash, beginning of period	1,197	2,798
Cash, end of period	$986	$1,175
Supplementary disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Please see accompanying notes to these unaudited condensed consolidated financial statements
F3

Surna Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2013 and 2012
(Unaudited)

NOTE 1 – NATURE, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on April 16, 2013.

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

F4

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At June 30, 2013, cash balances in interest-bearing accounts are zero.

Sales to customers via Apple’s AppStore comprised 100% of Surna Inc.’s revenues of $13 and $36 for the three and six months ended June 30, 2013, respectively. At June 30, 2013, Surna Inc.’s accounts receivable from its primary customer was $59. Surna Inc. believes that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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
F5

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2013	June 30, 2012
Period-end HKD: USD exchange rate	$ 7.80	$ 7.80
Average Period HKD: USD exchange rate	$ 7.80	$ 7.80
Period-end RMB: USD exchange rate	$ 6.17	$ 6.35
Average Period RMB: USD exchange rate	$ 6.20	$ 6.32

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

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,613,828 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,743,787 during the period from inception through June 30, 2013.

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
F6

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which will now end December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period are reported in the Quarterly Report commencing the first fiscal quarter ended June 30, 2012 along with the results for the new fiscal quarters in 2012. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

NOTE 4 – DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc. sold Surna Networks Inc. and Surna Networks Limited to Kam Ming Chan for a total sales price of US$1. Surna Inc. assumed liabilities of Surna Networks Inc. and Surna Networks Limited of US$9,286. Surna Networks Inc. was incorporated on July 19, 2011 and Surna Networks Limited was incorporated on August 2, 2011.

The results of discontinued operations of Surna Networks for the six month ended June 30, 2013 and 2012 are summarized as below:

	Surna Networks, Inc. (USD)		Surna Networks Limited (USD)
	Six Months Ended 06/30/2013	Six Months Ended 06/30/2012	Six Months Ended 06/30/2013	Six Month Ended 06/30/2012
Revenue	$-	$-	$-	$44,433
Cost of Revenue	-	-	-	(31,323)
General & Administrative	-	-	-	(1,503)
Net Income	$-	$-	$-	$11,607

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2013 and December 31, 2012, the Company had a balance due to related parties of $2,545,439 and $2,371,861, respectively. This balance is from various advances from the Company’s directors for working capital purposes and expenses incurred on behalf of Company and salary due to them and which are non-interest bearing, unsecured and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Settlement Payments

On March 7 2013, the Company entered into settlement agreement with a former employee for outstanding dues. In accordance with the terms of the agreement, the Company is obligated to make payments totaling HK$80,000 (US$10,257). An initial payment of HK$10,000 (US$1,282) was made on April 7, 2013 and monthly payments of HK$10,000 (US$1,282) are due through August 2013 and then HK$15,000 (US$1,923) is due for next two months.  A final payment of HK$15,000 (US$1,923) will be due in October 2013. As of June 30, 2013, the Company has outstanding of this settlement of HK$50,000 (US$6,410) under accrued liabilities on its balance sheet.
F7

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

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2013.

NOTE 8 - SUBSEQUENT EVENTS

On July 17, 2013 Mr. Richard Clarke gave notice of his intention to resign from his position as Director and Secretary, as well as a director and officer with any subsidiaries of the Company, resignation which was accepted as of July 17, 2013. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On July 19, 2013 Robert G. Clarke was appointed Director of the Company and President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke replaced Ms. Man-Chor Poon as Chief Financial Officer, principal financial officer and principal accounting officer. Mr. Clarke was selected for the foregoing positions as a result of his experience with public company operations.

On July 19, 2013 Charlie Rodriguez was appointed as a Director of the Company.

On July 19, 2013 Ms. Cherry Ping-Wai Lim gave notice of her intention to resign from her position as Director and principal executive officer, resignation which was accepted as of July 19, 2013. In resigning Ms. Lim had no disputes over our operations, policies, or practices.

The Company have not entered into any compensation arrangements with Mr. Clarke and Mr. Rodriguez as of the date of this report.

On July 23, 2013 we entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of Six  Gun City, Inc. (“Six Gun”), a New Hampshire corporation, from the shareholders of Six Gun.   To acquire Six Gun we will issue 10,000,000 shares of our Class A Preferred Stock, on a 20,000:1 basis in exchange for all of the 500 issued and outstanding shares of Six Gun. Closing is within 45 days and subject to completion of final documentation. Six Gun owns and operates an “Old West” theme park in Jefferson, New Hampshire. This agreement resents a new departure for our business development as we propose to enter the US market and also expand our base from online games into the broader media and entertainment sector.  Further developments in this sector will be dependent upon closing the planned acquisition of Six Gun City.

F8

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

As of June 30, 2013, our total current assets were $1,046 and our total current liabilities were $2,614,874, hence a working capital deficit of $2,613,828.

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

Surna Networks had been established to develop and provide a range of information technology and network services for potential customers, including game companies inside and outside of the PRC, but its business had focused solely on wholesale carrier services utilizing VoIP telecommunications, which is also referred to as International Simple Resale (“ISR”). Results of the ISR business were disappointing, and we did not foresee it being self-supporting or profitable without further significant investment. Upon further review we determined that it is not relevant to our core business or future plans, and that the best strategy was the sale or winding-up of this business line. On March 27, 2012 we entered into an agreement for the sale of all of the issued and outstanding shares of Surna Networks. The Board of Directors determined that there was no intrinsic value in the current operations of Surna Networks, and therefore accepted an offer to purchase the company for the par value of the issued shares of US$1.00.

With the sale of Surna Networks we now operate in only one distinct segment, that being Surna Media’s online and mobile games and social networks development business.

Sales of mobile games

Sales to customers via Apple’s AppStore comprised 100% of our revenues of $13 and $36 for the three and six months ended June 30, 2013. At June 30, 2013, our accounts receivable from its primary customer was $59. We believe that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Strategy

Our development efforts have focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience. Results from our game development business in the PRC have to-date been disappointing but it is our intention to continue to pursue opportunities in game publishing, focusing at present on mobile games and then on opportunities in web-game publishing in other markets. In summary, the current status of our game development projects is:

•
Ori-Princess: Spring Cleaning: Development of the iPhone version was completed in October 2012 and it was published on the Apple Appstore from October 25, 2012. Sales from release through June 30, 2013 totaled $36. We have had discussions with third-party mobile publishers in the PRC about publishing an advertising supported version of the game, but to date these have not resulted in any final contracts.

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

Contractual arrangements for character licensing and game development

Development work on Serica and Qia Ke Zhong Shi was contracted by Flying Cloud to YouQu Interactive (Beijing) Technology Co. Ltd., a company controlled by Yeah YE, a former consultant to Flying Cloud (“YouQu”). The completion date to beta-test stage for Serica was April 2012 and for Qia Ke Zhong Shi in August 2012. Development work on Ori-Princess: Spring Cleaning was contracted by Flying Cloud to Guangzhou Nine Leaf Network Technology Co. Ltd.

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

Share Exchange Agreement

On July 23, 2013 we entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of Six  Gun City, Inc. (“Six Gun”), a New Hampshire corporation, from the shareholders of Six Gun.  To acquire Six Gun we will issue 10,000,000 shares of our Class A Preferred Stock, on a 20,000:1 basis in exchange for all of the 500 issued and outstanding shares of Six Gun. Closing is within 45 days and subject to completion of final documentation. Six Gun owns and operates an “Old West” theme park in Jefferson, New Hampshire. This agreement resents a new departure for our business development as we propose to enter the US market and also expand our base from online games into the broader media and entertainment sector.  Further developments in this sector will be dependent upon closing the planned acquisition of Six Gun City.

Changes in Directors and Officers

On July 17, 2013 Richard Clarke resigned from his position as our Director and Secretary, as well as a director and officer with any subsidiaries of the Company, which resignation was accepted as of July 17, 2013. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On July 19, 2013 Robert G. Clarke was appointed as our Director and President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke will also serve as our principal executive officer, principal accounting officer, principal financial officer.

Mr. Clarke replaced Ms. Man-Chor Poon as our chief financial officer, principal financial officer and principal accounting officer. Mr. Clarke was selected for the foregoing positions as a result of his experience with public company operations.

Also on July 19, 2013 Charlie Rodriguez was appointed as a Director of the Company

We have not entered into any compensation arrangements with Mr. Clarke and Mr. Rodriguez as of the date of this report.

On July 19, 2013, Cherry Ping-Wai Lim gave notice of her intention to resign from her position as Director and principal executive officer, which resignation was accepted as of July 19, 2013. In resigning Ms. Lim had no disputes over our operations, policies, or practices.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,613,828 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,743,787 during the period from inception through June 30, 2013.

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

Three Months Ended June 30, 2013 and June 30, 2012

Our revenues from Continuing Operation for the period ended June 30, 2013 were $13 which was from our online games. The net loss from continuing operations for the period ended June 30, 2013 was $69,166 of which includes $3,333 for depreciation and $65,846 for general and administration expense. We earned no revenue for the three month period ended June 30, 2012. The net loss from continuing operations for the three month period ended June 30, 2012 was $232,711 of which includes $3,333 for depreciation, $11,839 for product development and $217,539 for general and administration expense. The decrease in net loss for 2013 compared with the same period in 2012 was due to decrease in general and administrative expenses.

Six Months Ended June 30, 2013 and June 30, 2012

Our revenues from Continuing Operation for the period ended June 30, 2013 were $36 which was from our online games. The net loss from continuing operations for the period ended June 30, 2013 was $161,335 of which includes $6,666 for depreciation and $154,705 for general and administration expense.  The gross margin from continuing operations for the six month period ended June 30, 2012 was $47,831 and the net loss from continuing operations for the six month period ended June 30, 2012 was $394,630 of which includes $6,666 for depreciation, $29,272 for product development and $406,523 for general and administration expense. The decrease in net loss for 2013 compared with the same period in 2012 was due to decrease in general and administrative expenses.

Income from discontinued operation for the six month period ended June 30, 2013 is $11,607, with no such comparative figure for three months period ended June 30, 2012.

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

There was no change in our internal or disclosure controls over financial reporting during the three month period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

Risk factors are incorporated by reference from our Form 10-K filed with the SEC on April 16, 2013.

ITEM 6.          EXHIBITS.

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2013.

SURNA INC. (the “Registrant”)

BY:	/s/ Robert Clarke
Robert G. Clarke
CEO (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.				X
101.SCH	XBRL Taxonomy Extension – Schema.				X
101.CAL	XBRL Taxonomy Extension – Calculations.				X
101.DEF	XBRL Taxonomy Extension – Definitions.				X
101.LAB	XBRL Taxonomy Extension – Labels.				X
101.PRE	XBRL Taxonomy Extension – Presentation.				X