Form 10-Q
period 2013-09-30
Surna Inc.
filed 2013-11-19
CIK 1482541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54286

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
99,375,000 as of November 18, 2013.

SURNA INC.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

Surna Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current Assets
Cash	$577	$1,197
Accounts receivable	69	-
Prepaid expenses	-	250
Total Current Assets	646	1,447
Equipment, net of accumulated depreciation	6,669	16,668

TOTAL ASSETS	$7,315	$18,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accrued liabilities	$58,705	$83,509
Amounts due to related parties	2,577,490	2,371,861
Total Current Liabilities	2,636,195	2,455,370

TOTAL LIABILITIES	2,636,195	2,455,370

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive loss	(20,206)	(4,304)
Accumulated deficit	(2,758,175)	(2,582,452)
Total Stockholders’ Deficit	(2,628,880)	(2,437,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,315	$18,115

Please see accompanying notes to these unaudited condensed consolidated financial statements
F1

Surna Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$10	$111,030	$46	$158,861
Cost of revenue
Gross margin	10	111,030	46	158,861
Operating Expenses:
Depreciation Expenses	3,333	3,333	9,999	9,999
Product development cost	-	10,348	-	39,620
General and administrative expenses	11,066	182,332	165,770	588,855
Total operating expenses	14,399	196,013	175,769	638,474

Other income (expense):
Loss from continuing operations before provision for income taxes	(14,389)	(84,983)	(175,723)	(479,613)
Provision for income taxes	-	-	-	-
Loss from Continuing Operations	(14,389)	(84,983)	(175,723)	(479,613)
Income from Discontinued Operations	-	-	-	11,607
Net loss	(14,389)	(84,983)	(175,723)	(468,006)
Comprehensive loss:
Foreign currency translation loss	(10,665)	(2,310)	(15,902)	-
Comprehensive Loss	$(25,054)	$(87,293)	$(191,625)	$(468,006)
Loss per common share from continuing operations – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income per common share from discontinued operations – basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000	99,375,000	99,375,000

Please see accompanying notes to these unaudited condensed consolidated financial statements
F2

Surna Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended	For the nine months ended
	September 30,	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,723)	$(468,006)
Income from discontinued operations	-	11,607
Loss from continuing operations	(175,723)	(479,613)
Adjustments to reconcile net loss to net cash used in provided by operating activities:	-	-
Depreciation expense	9,999	9,999

Changes in operating assets and liabilities:
Accounts receivable	(69)	(156,867)
Prepaid expenses	250	(782)
Accrued liabilities	(24,804)	53,511
Amount due to related parties	205,629	572,036
Cash provided by (used in) operating activities of continuing operations	15,282	(1,716)

Cash provided by (use in) operating activities of discontinued operations	-	2
Net cash provided by (used in) operating activities	15,282	(1,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Effect of disposal of discontinued operation	-	(55)
Effect of exchange rate changes on cash	(15,902)	936
Net decrease in cash	(620)	(833)
Cash, beginning of period	1,197	2,745
Cash, end of period	$577	$1,912

Please see accompanying notes to these unaudited condensed consolidated financial statements
F3

Surna Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2013 and 2012
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

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on April 16, 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2013 and December 31, 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2011 through December 31, 2012, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At September 30, 2013, cash balances in interest-bearing accounts are zero.

Sales to customers via Apple’s AppStore comprised 100% of Surna Inc.’s revenues of $10 and $46 for the three and nine months ended September 30, 2013, respectively. At September 30, 2013, Surna Inc.’s accounts receivable from its primary customer was $69. Surna Inc. believes that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2013	September 30, 2012
Period-end HKD: USD exchange rate	$ 7.80	$ 7.80
Average Period HKD: USD exchange rate	$ 7.80	$ 7.80
Period-end RMB: USD exchange rate	$ 6.12	$ 6.33
Average Period RMB: USD exchange rate	$ 6.15	$ 6.33

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

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,635,549 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,758,175 during the period from inception through September 30, 2013.

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

The results of discontinued operations of Surna Networks for the nine month ended September 30, 2013 and 2012 are summarized as below:

	Surna Networks, Inc. (USD)		Surna Networks Limited (USD)
	Nine Months Ended 09/30/2013	Nine Months Ended 09/30/2012	Nine Months Ended 09/30/2013	Nine Month Ended 09/30/2012
Revenue	$-	$-	$-	$44,433
Cost of Revenue	-	-	-	(31,323)
General & Administrative	-	-	-	(1,503)
Net Income	$-	$-	$-	$11,607

NOTE 5 - SIGNIFICANT CONCENTRATIONS, RISKS AND UNCERTAINTIES

The majority of the Company’s operations are carried out in the PRC. Due to this the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2013 and December 31, 2012, the Company had a balance due to related parties of $2,577,490 and $2,371,861, respectively. This balance is from various advances from the Company’s directors for working capital purposes and expenses incurred on behalf of Company and salary due to them and which are non-interest bearing, unsecured and due on demand.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Settlement Payments

On March 7 2013, the Company entered into settlement agreement with a former employee for outstanding dues. In accordance with the terms of the agreement, the Company is obligated to make payments totaling HK$80,000 (US$10,257). An initial payment of HK$10,000 (US$1,282) was made on April 7, 2013, with monthly payments of HK$10,000 (US$1,282) through August 2013 and then HK$15,000 (US$1,923) for next two months. A final payment of HK$15,000 (US$1,923) was settled in October 2013. As of September 30, 2013, the Company had an amount outstanding for this settlement of HK$15,000 (US$1,923) under accrued liabilities on its balance sheet.
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

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2013.

NOTE 8 – APPOINTMENT OF DIRECTORS AND OFFICERS

On July 17, 2013 Richard Clarke gave notice of his intention to resign as Director and Secretary, as well as a director and officer with any subsidiaries of the Company, resignation which was accepted as of July 17, 2013. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On July 19, 2013 Charlie Rodriguez was appointed as a Director of the Company and Robert G. Clarke was appointed Director of the Company as well as President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke replaced Man-Chor Poon as Chief Financial Officer, principal financial officer and principal accounting officer. Mr. Clarke was selected for the foregoing positions as a result of his experience with public company operations.

On July 19, 2013 Ms. Cherry Ping-Wai Lim gave notice of her intention to resign as Director and principal executive officer, resignation which was accepted as of July 19, 2013. In resigning Ms. Lim had no disputes over our operations, policies, or practices.

The Company has not entered into any compensation arrangements with Mr. Clarke and Mr. Rodriguez as of the date of this report.

NOTE 9 – SHARE EXCHANGE AGREEMENT

On July 23, 2013 we entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of Six Gun City, Inc., a New Hampshire corporation (“Six Gun”), from the shareholders of Six Gun.  To acquire Six Gun we agreed to issue 10,000,000 shares of our Class A Preferred Stock, on a 20,000:1 basis in exchange for all of the 500 issued and outstanding shares of Six Gun. Six Gun owns and operates an “Old West” theme park in Jefferson, New Hampshire. Closing was to be within 45 days and subject to completion of final documentation. As Six Gun and the Six Gun shareholders failed to complete the transaction within the proscribed time this acquisition was not undertaken by the Company and was all undertakings relating to this ceased to be effective on the expiry of the 45 day closing period.

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

As of September 30, 2013, our total current assets were $646 and our total current liabilities were $2,636,195 hence a working capital deficit of $2,635,549.

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

Sales of mobile games

Sales to customers via Apple’s AppStore comprised 100% of our revenues of $10 and $46 for the three and nine months ended September 30, 2013. At September 30, 2013, our accounts receivable from its primary customer was $69.We believe that, in the event that its primary customer is unable or unwilling to continue to purchase Surna Inc.’s production, there are a substantial number of alternative buyers for its production at comparable prices.

Strategy

Our development efforts have focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience. Results from our game development business in the PRC have to-date been disappointing but it is our intention to continue to pursue opportunities in game publishing, focusing at present on mobile games and then on opportunities in web-game publishing in other markets. In summary, the current status of our game development projects is:

•
Ori-Princess: Spring Cleaning: Development of the iPhone version was completed in October 2012 and it was published on the Apple Appstore from October 25, 2012. Sales from release through September 30, 2013 totaled $69. We have continued to have discussions with third-party mobile publishers in the PRC about an advertising supported version of ths game, but to date these have not resulted in any final contracts.

•
Ori-Princess: Development work on the Ori-Princess role-playing game was suspended indefinitely on November 9, 2012. It was our intention to explore options for either working with other game developers to complete this project or engaging new development personnel to restart the development program, but to date we have not reached any arrangements for this. Given the time that has passed since the initial development was suspended, it is our view that it is increasing less likely that a suitable and interested partner can be found for this project.

•
Serica: Publishing rights for the Simplified Chinese version of the game were licensed to Kunlun (through Jurun) in March 2012, with the first payment of RMB 300,000 due on April 1, 2012, and with subsequent payments of RMB 500,000 in May and RMB 200,000 in July, 2012. Kunlun commenced charging for the game on July 12, 2012, which constituted the start of commercial operations. To-date no payment has been received from Kunlun for any part of the licensing of the game. On January 7, 2013 Jurun, as the official licensor, engaged Receivables Management Services (HK), Limited (“RMS”) to attempt to recover all or some of the amounts owed. RMS’s collection efforts have to-date not met with success, and we continue to evaluate what further actions it is advisable to pursue in the PRC to recover these funds.

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

Factors affecting results of our operations in China

The majority of our operations are carried out in the PRC and the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments, and by the general state of the PRC’s economy and of the online games industry there. For example, we benefit from the overall economic growth in China in the past several years, which has resulted in increases in disposable income and discretionary consumer spending; the increasing use of the Internet; the growing popularity of online games in comparison with other forms of entertainment; and favorable demographic trends. Our results of operations may be adversely affected by an economic slowdown in China and other countries and regions where our games are operated, or  the arrival of additional competition in the markets where we operate. They may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. Regulation imposed by the government of China and other countries on the online game industries may also have significant impact on our results of operations in the future.

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

Share Exchange Agreement

On July 23, 2013 we entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of Six Gun City, Inc., a New Hampshire corporation (“Six Gun”), from the shareholders of Six Gun.   To acquire Six Gun we agreed to issue 10,000,000 shares of our Class A Preferred Stock, on a 20,000:1 basis in exchange for all of the 500 issued and outstanding shares of Six Gun. Six Gun owns and operates an “Old West” theme park in Jefferson, New Hampshire. Closing was to be within 45 days and subject to completion of final documentation. As Six Gun and the Six Gun shareholders failed to complete the transaction within the proscribed time this acquisition was not undertaken by the Company and was all undertakings relating to this ceased to be effective on the expiry of the 45 day closing period.

Changes in Directors and Officers

On July 17, 2013 Richard Clarke gave notice of his intention to resign as Director and Secretary, as well as a director and officer with any subsidiaries of the Company, resignation which was accepted as of July 17, 2013. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On July 19, 2013 Charlie Rodriguez was appointed as a Director of the Company and Robert G. Clarke was appointed Director of the Company as well as President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke replaced Man-Chor Poon as Chief Financial Officer, principal financial officer and principal accounting officer. Mr. Clarke was selected for the foregoing positions as a result of his experience with public company operations.

On July 19, 2013 Ms. Cherry Ping-Wai Lim gave notice of her intention to resign as Director and principal executive officer, resignation which was accepted as of July 19, 2013. In resigning Ms. Lim had no disputes over our operations, policies, or practices.

The Company has not entered into any compensation arrangements with Mr. Clarke and Mr. Rodriguez as of the date of this report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,635,549 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,758,175 during the period from inception through September 30, 2013.

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

Three Months Ended September 30, 2013 and September 30, 2012

Our revenues from Continuing Operation for the period ended September 30, 2013 were $10 which was from our online games. The net loss from continuing operations for the period ended September 30, 2013 was $14,389 of which includes $3,333 for depreciation and $11,066 for general and administration expense. The gross margin from continuing operations for the three months period ended September 30, 2012 was $111,030 and the net loss from continuing operations for the three months period ended September 30, 2012 was $84,983 of which includes $3,333 for depreciation, $10,348 for product development and $182,332 for general and administration expense. The decrease in net loss for 2013 compared with the same period in 2012 was due to decrease in general and administrative expenses.

Nine Months Ended September 30, 2013 and September 30, 2012

Our revenues from Continuing Operation for the period ended September 30, 2013 were $46 which was from our online games. The net loss from continuing operations for the period ended September 30, 2013 was $175,723 of which includes $6,666 for depreciation and $165,770 for general and administration expense.  The gross margin from continuing operations for the nine months period ended September 30, 2012 was $158,861 and the net loss from continuing operations for the nine months period ended September 30, 2012 was $479,613 of which includes $6,666 for depreciation, $39,620 for product development and $588,855 for general and administration expense. The decrease in net loss for 2013 compared with the same period in 2012 was due to decrease in general and administrative expenses.

Income from discontinued operation for the nine months period ended September 30, 2012 is $11,607, with no such comparative figure for three months period ended September 30, 2012.

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

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A.    RISK FACTORS.

Risk factors are incorporated by reference from our Form 10-K filed with the SEC on April 16, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       MINE SAFETY DISCLOSURES.

None.

ITEM 5.       OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS.

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of November, 2013.

SURNA INC. (the “Registrant”)

BY:	ROBERT G. CLARKE
Robert G. Clarke
CEO (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer), Treasurer and a member of the Board of Directors

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	33
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension – Schema.
101.CAL	XBRL Taxonomy Extension – Calculations.
101.DEF	XBRL Taxonomy Extension – Definitions.
101.LAB	XBRL Taxonomy Extension – Labels.
101.PRE	XBRL Taxonomy Extension – Presentation.