Form 10-K
period 2013-12-31
Surna Inc.
filed 2014-04-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

Commission File Number:  333-164578

SURNA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 55th Street, Suite C Boulder, CO 80301	80301
(Address of principal executive offices)	(ZIP Code)

303-993-5271

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES        NO  X

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act: YES  X    NO __

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  X    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  X    NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES        NO  X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: on June 28, 2013, $20,881,750.

At April 11, 2014,  99,375,000 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHANGE IN FISCAL YEAR-END

On March 19, 2012 the Board of Directors approved a change of our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which now ended December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period were reported in the Annual Report for 2012 along with the results for the new fiscal year of January 1, 2012 through December 31, 2012.

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

PART I

ITEM 1.  INFORMATION ON THE COMPANY.

Development of the business

During the fiscal year 2013 Surna Inc. had one direct operating subsidiary, Surna Media Inc., and its subsidiary companies, (“Surna Media”). Until its sale on March 27, 2012, Surna Networks, Inc., and its subsidiary company, (“Surna Networks”) had also been a direct operating subsidary. Surna Media’s principal business is the development of web and mobile games and social networks, and Surna Network’s principal business was telecommunications services, IT support services and open-source software development.

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

We completed two acquisitions from related parties during 2011 pursuant to which we expanded the scope of our business by entering the online gaming market in the PRC. First, on June 20, 2011 we completed an agreement for the purchase of computer equipment located in the PRC from Kopere Limited (“Kopere”), a Hong Kong company controlled by Cherry Ping-Wai Lim, a former director, in exchange for the issuance to Ms. Lim of 200,000 common shares. In September 2011, we entered the online gaming business by acquiring Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”), a PRC Wholly Foreign-Owned Entity (a “WFOE”) operating in Guangzhou that is in the business of developing online and mobile games. We completed this acquisition through a share exchange with the shareholders of Surna Media Inc., a corporation organized under the laws of the British Virgin Islands (“BVI”) and the indirect parent company of the PRC entity.  Through the share exchange, we issued 20,000,000 of our common shares in exchange for all the shares of Surna Media Inc. The prior shareholders of Surna Media Inc. included Lim Clarke & Co Limited, a company owned and controlled by our then directors (“Lim Clarke”).

As a result of these acquisitions and disposals, we operate in one reportable segment for financial reporting purposes: online and mobile gaming; further information regarding this is provided below.

On July 23, 2013 we entered into a Share Exchange Agreement to acquire all of the issued and outstanding shares of common stock of Six  Gun City, Inc., a New Hampshire corporation (“Six Gun”), from the shareholders of Six Gun.   To acquire Six Gun we agreed to issue 10,000,000 shares of our Class A Preferred Stock, on a 20,000:1 basis in exchange for all of the 500 issued and outstanding shares of Six Gun. Closing was to be within 45 days and subject to completion of final documentation. As Six Gun and the Six Gun shareholders failed to complete the transaction within the proscribed time this acquisition was not undertaken by the Company and all undertakings relating to this ceased to be effective on the expiry of the 45 day closing period.

Other significant developments in our business during our 2013 fiscal year included the following management changes:

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

Subsequent developments

Appointment of Directors and Officers

On March 24, 2014 Robert Grinberg was appointed as a Director of the Company. From 1997 until 2004 Mr. Grinberg was a partner in Program Trading, a registered Broker-Dealer. Since 2004 and continuing through the present Mr. Grinberg has been a private investor with a concentration in investing in natural resources including oil and gas exploration and trading.  We have not entered into any compensation arrangements with Mr. Grinberg.

On March 26, 2014 Robert G. Clarke, Charlie Rodriquez and Robert Grinberg resigned their positions as directors of the Company and Robert Clarke resigned as President and Chief Executive Officer, but will remain as Chief Financial Officer until such time as the Form 10-K for the year ended December 31, 2013 is filed with the Securities and Exchange Commission. In resigning Mr. Clarke, Rodriguez or Grinberg had no disputes over our operations, policies, or practices.

On March 25, 2014, Tom Bollich was elected as Secretary of the corporation and on March 26, 2014 he was appointed as a Director of the Company. Mr. Bollich began his career as a Robotics Engineer, working with artificial intelligence. In 2007 he co-founded Zynga, the online gaming company. Zynga created games such as FarmVille, Draw Something and Words with Friends. While at Zynga Tom served as a Studio Head and CTO. After leaving Zynga in 2009 he created HugeMonster Inc., a Toronto based game company.  He currently sits on the Board of Directors as the Chairman. Tom is also on the Board of Directors for Fatty Crew, LLC, owners and operators of the multinational Fatty brand restaurants.

On March 26, 2014, Tae Darnell was appointed as a Director of the Company. As co-founder of the Cannabis Law Center, Mr. Darnell was one of Colorado’s first full time Cannabis lawyers. His firm has represented over 500 dispensaries, cultivation premises and infused product manufacturing companies in addition to playing a pivotal role in Colorado’s rise from operating under a Constitutional Amendment to outright regulated legalization. His clients represent the definitive leaders in the Cannabis industry and include companies and individuals considered to be the future of the industry.

On March 26, 2014, Doug McKinnon's was appointed as a Director of the Company. Mr. McKinnon has advisory and operational experience across a broad spectrum of industries, including oil and gas, technology, and communications. He has served in in both private and public companies, including as Chairman and CEO of an American-Stock-Exchange traded company, Vice-President of a 12 billion dollar market cap NASDAQ-traded company for which the management team raised over 2.2 billion dollars, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, he has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies.

The members of the Board of Directors shall serve in his/her respective capacity until the next annual shareholder meeting until his/her successor shall have been elected and qualified. On March 27, 2014, Tom Bollich was elected as Chief Executive Officer and Chairman of the Board of the corporation by unanimous written consent of the Board of Directors. On April 3, 2014 Tae Darnell was appointed as Vice President & General Counsel.

Spin-off of a subsidiary corporation

Effective March 25, 2014, we completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity. The dividend shares of Trebor are restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one-for-one basis to the Company’s shareholders of record on March 21, 2014. Trebor is a party to a Memorandum of Understanding (“MOU”) with RMA Holdings, an entity formed under the laws of the Philippines, which, with its associated companies, has assets and operating permits for mineral extraction and refining in the Philippines.

Merger with Safari Resource Group, Inc.

On March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby the Company become the sole surviving corporation. It is the Company’s  intention that the merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend this Agreement to qualify as a "plan of reorganization" within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a); and that the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where Company security holders reside.

In merging with Safari the Company acquired a patented “Airstream” reflector and the right, title and interest to a product pipeline with fourteen intellectual properties currently in development. At the closing of this transaction, Safari shareholders received seventy-seven million two hundred twenty thousand (77,220,000) shares of our Common Stock and seventy-seven million two hundred twenty thousand (77,220,000) shares of our Preferred Stock.

Purchase of Hydro Innovations, LLC

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement with Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company, subject to audit and valuation, wherein we acquire 100% of the Membership Interests of Hydro as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. In conjunction with this we entered into an exclusive license agreement, in perpetuity, for the use of the provisional patent pending #61/940578 for an air conditioning condenser attachment for high efficiency liquid chillers (the “Chiller Patent”), including exploitation of the Trademarked “Heat Shield” brand and any and all other intellectual properties now existing or otherwise created. Under the terms of this License Agreement, Stephen Keen and Brandy Keen will be entitled to receive a ten-percent (10%) commission on net revenue (defined as gross revenue less directly cost of goods sold and installation costs) derived from the sale and installation from all products using the licensed intellectual property. The total purchase price to be paid to Mr. Keen and Ms. Keen for the interests and all lease assignments is Five Hundred Thousand ($500,000), subject to an audit to confirm the value of the property. If the value is determined to be less than the $500,000 estimated then the total purchase price shall be subject to redetermination.  The $500,000.00 shall be paid $250,000.00 in cash or common Surna stock, at the Company’s sole discretion, spread over five (5) payments of $50,000.00 each and a Promissory Note for $250,000.00.

Operating segments

We currently operate in one distinct business segment through our international subsidiary Surna Media Inc. (“Surna Media”), although prior to 27 March, 2012 we operated in two distinct business segments when including the business of or former international subsidiary Surna Networks Limited (“Surna Networks”). Surna Media’s principal business is the development of online and mobile games and social networks. Surna Network’s principal business was VoIP telecommunications services. For the year ended 31 December, 2013 our online game business generated revenues of $50 and realized losses of $193,156. The following depicts the structure of our operations:

Qoo Games Limited, a Hong Kong company (“Qoo Games”), was incorporated on 21 February, 2012 and purchased by Surna Media Inc. in August, 2012. It was intended that the publishing of mobile games, including for the iOS and Android operating systems, be transferred to this company, but this restructuring of operations did not take place. Surna Media disposed of Qoo Games on January 24, 2014 at the sales consideration of HK$1 (par value of the shares) and there were no assets, liabilities or any transactions for Qoo Games during its existence.

Game development and publishing

Our game development efforts have in the past focused on two main areas that span both the web and mobile platforms: firstly, games developed in conjunction with animated television series; and secondly, more traditional products targeted at a teenage and young-adult male audience.

Ori-Princess: Spring Cleaning mobile game

Development of the iPhone version was completed in October 2012 and it was published on the Apple Appstore from 25 October, 2012. Sales from release through December 31, 2012 totaled $23 and for the period January 1, 2013 to December 31, 2013 were $50.

Browser-based games

Publishing rights for the Simplified Chinese version of Serica were licensed to Beijing Kunlun World Wide Technology Share Co., Ltd., an enterprise organized under the laws of the PRC (“Kunlun”) in March 2012. As the copyright ownership of online games that are to be distributed in the PRC is restricted to domestic PRC entities (that is, a natural person who is a citizen or corporations that are not foreign-invested), the copyright for the PRC is held in-trust for Flying Cloud by Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”). Jurun is incorporated in Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a British Virgin Islands (“BVI”) corporation, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn controlled by Lim Clarke, which is controlled by two of our former directors.

On March 19,  2012, Flying Cloud entered into a Technical Services agreement (the “Technical Services Contract”) with Jurun, in a transaction that is effectively a licensing of the Simplified Chinese version of the game. An exclusive, global license to publish the Simplified Chinese version of the game was granted by Jurun to Kunlun for a term of 5 years from date of the commencement of commercial operations. The terms of the Technical Services Contract between Jurun and Flying Cloud mirror the terms of Jurun’s licensing agreement with Kunlun, and provide for Flying Cloud to receive the full economic benefit of the licensing of the Simplified Chinese version of the game.

Kunlun commenced charging for the game on July 12, 2012, which constituted the start of commercial operations, but to-date no payment has been received from Kunlun for any part of the licensing of the game. On January 7, 2013 Jurun, as the official licensor, engaged Receivables Management Services (HK), Limited (“RMS”) to attempt to recover all or some of the amounts owed. RMS’s collection efforts have not met with success, and we continue to evaluate what further actions it is advisable to pursue in the PRC to recover these funds.

Work on all other browser-based games ceased in late 2012. Development work on the Ori-Princess role-playing game was suspended indefinitely in November 2012. Several Flash mini-games from the Hamsterland online social network and game were launched on leading mini-game publishing sites in the PRC in the second half of 2012, and met with a very favorable audience response. However, the airing of the TV series was terminated by CCTV and on-going development work and operations for the game were suspended indefinitely in December 2012. Development efforts for these projects have not recommenced during 2013. There are no plans to restart development of two other browser-based games Demon Immortal and Qia Ke Zhong Shi (Legend of the Kung-Fu Masters).

Strategy

Mobile gaming strategy

We intend to pursue opportunities to grow our business by continuing to work with third-party publishers to market Ori-Princess: Spring Cleaning, primarily in the PRC, Taiwan and Hong Kong. If resources become available, we may work with other developers to finish or modify some of the suspended projects.

Revenue

We are a start-up company and to-date have not realized significant revenues. Our revenues for the year ended December 31, 2013 was $50.

Target Markets

At present we have limited financial resources and this may restrict or render ineffective the marketing and advertising program that we will need to undertake to market our products, which may materially effect our operations. For mobile games we publish through Apple Inc.’s AppStore.

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

Properties

We own no property. We maintain an executive office in Hong Kong where the space dedicated to Surna is approximately 50 sq/ft and is taken on a month-to-month basis..

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

Competition

Online game development

There is strong and increasing competition in the online game market, both in China and overseas. Larger online game developers and operators in China include companies such as: Shanda Games, NetEase, Changyou, Giant Interactive, The9, Tencent, Kingsoft, NetDragon, and Perfect World. Other competitors include smaller game developers and operators in China and the overseas markets.

Many of our existing and potential competitors have significantly greater financial and marketing resources than we do, and we may not be able to grow or maintain our revenues or achieve profitability as we operate in a highly competitive industry and compete against many companies.

Research and Development

We have only conducted research and development in so far as we have developed the source code and functionality of online games, mobile games or game engines. These software products are written in the C++ or Objective-C programming languages, which are then integrated with an HTML and/or Flash front-end user interface.

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

In addition, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties.  It could also hamper our ability to enforce contracts in such jurisdictions.

Employees

During fiscal 2013 we had 3 part-time staff based in Hong Kong.

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

As disclosed in more detail in this Annual Report on Form 10-K under Item 13, we have engaged in several transactions since our inception with affiliates of our former Directors Richard G. Clarke and Cherry Ping-Wai Lim.  These transactions have been negotiated and valued by Mr. Clarke and Ms. Lim without the benefit of independent directors or financial or legal advisors separately representing the interests of our Company.  As a result, no assurance can be made that the prices paid or to be paid by the Company for the assets acquired or to be acquired were fair to our Company or its shareholders.

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

Fiscal Year 2013	High	Low
Fourth Quarter: October 1 to December 31, 2013	1.01	0.175
Third Quarter: July 1 to September 30, 2013	1.01	1.01
Second Quarter: April 1 to June 31, 2013	1.01	1.01
First Quarter: January 1 to March 31, 2013	1.01	1.01

Holders

There are 47 holders of record for our common stock.  There are a total of 99,375,000 shares of common stock outstanding, 78,700,000 of which are restricted.

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

Years Ended December 31, 2013 and 2012

Our revenues for the fiscal year ended December 31, 2013 were $50 from our online games business. The net loss from operations for the year ended December 31, 2013 was $193,156 of which $132,923 is Salaries, $100 for Product development cost and $60,184 for general and administration expense. We had revenue of $310 for the fiscal year ended December 31, 2012. The net loss from operations for the year ended December 31, 2012 was $767,365 of which $563,597 is Salaries, $47,619 for Product development cost and $168,066 for general and administration expense.

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

According to the Mainland and Hong Kong Special Administrative Region Arrangement on the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Income, or the Tax Agreement, dividends paid by a foreign-invested enterprise in mainland China to its corporate shareholder in Hong Kong will be subject to withholding tax at a maximum rate of 5%, provided however that such Hong Kong company directly owns at least 25% of the equity interest in the mainland foreign-invested enterprise. However, under the new Enterprise Income Tax Law (“EIT”) and its implementation rules, as well as Circular No. 601 issued by SAT in October 2009 (or “Circular 601), dividends from our PRC subsidiary paid to us through Surna Hongkong Limited (“Surna HK”) may be subject to withholding tax at a rate of 10% if Surna HK is not considered to be the “beneficial owner” of the dividends distributed by a resident enterprise of the PRC.

Surna HK currently holds all the equity interest in our PRC operating company Flying Cloud. To the extent that Surna HK is considered a “non-resident enterprise” of the PRC under the Tax Agreement, dividends paid by Flying Cloud may be subject to a maximum withholding tax rate of 10%. Dividends paid by Surna HK to its shareholder will not be subject to any Hong Kong withholding tax.

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

As of December 31, 2012, our total assets were $18,115 and our total liabilities were $2,455,370.

As of December 31, 2013, our total assets were $4,409 and our total liabilities were $2,641,766.

Going Concern

The Company’s independent registered public auditor's report accompanying our December 31, 2013 and 2012  audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that the Company will continue as a going concern." Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2013 and 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2012 through December 31, 2013, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2013, cash balances in interest-bearing accounts are zero.

Sales to a customer comprised 100% of Surna Inc.’s revenues for the year ended December 31, 2013 and 2012. At December 31, 2013 and December 31, 2012, Surna Inc.’s accounts receivable from its primary customer was $71 and $-0-, respectively. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase its products, there are alternative buyers for its production at comparable prices.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	December 31
	2013	2012
Period-end HKD: USD exchange rate	$ 0.1290	$ 0.1290
Average Period HKD: USD exchange rate	$ 0.1289	$ 0.1289
Period-end RMB: USD exchange rate	$ 0.1636	$ 0.1579
Average Period RMB: USD exchange rate	$ 0.1614	$ 0.1587

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

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2013 and 2012, we incurred approximately $100 and $47,600 respectively for third party research and development expense which are included in the consolidated statements of operations.

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

Recent Accounting Pronouncements:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Subsequent developments

Qoo Games Limited, a Hong Kong company (“Qoo Games”), was incorporated on 21 February, 2012 and purchased by Surna Media Inc. in August, 2012. It was intended that the publishing of mobile games, including for the iOS and Android operating systems, be transferred to this company, but this restructuring of operations did not take place. Surna Media disposed of Qoo Games on January 24, 2014 at the sales consideration of HK$1 (par value of the shares) and there were no assets, liabilities or any transactions for Qoo Games during its existence.

Appointment of Directors and Officers

On March 24, 2014 Robert Grinberg was appointed as a Director of the Company. From 1997 until 2004 Mr. Grinberg was a partner in Program Trading, a registered Broker-Dealer. Since 2004 and continuing through the present Mr. Grinberg has been a private investor with a concentration in investing in natural resources including oil and gas exploration and trading.  We have not entered into any compensation arrangements with Mr. Grinberg.

On March 26, 2014 Robert G. Clarke, Charlie Rodriquez and Robert Grinberg resigned their positions as directors of SURNA, Inc. and Robert Clarke resigned as President and Chief Executive Officer, but will remain as Chief Financial Officer until such time as the Form 10-K for the year ended December 31, 2013 is filed with the Securities and Exchange Commission. In resigning Mr. Clarke, Rodriguez or Grinberg had no disputes over our operations, policies, or practices.

On March 25, 2014, Tom Bollich was elected as Secretary of the corporation and on March 26, 2014 he was appointed as a Director of the Company. Mr. Bollich began his career as a Robotics Engineer, working with artificial intelligence. In 2007 he co-founded Zynga, the online gaming company. Zynga created games such as FarmVille, Draw Something and Words with Friends. While at Zynga Tom served as a Studio Head and CTO. After leaving Zynga in 2009 he created HugeMonster Inc., a Toronto based game company.  He currently sits on the Board of Directors as the Chairman. Tom is also on the Board of Directors for Fatty Crew, LLC, owners and operators of the multinational Fatty brand restaurants.

On March 26, 2014, Tae Darnell was appointed as a Director of the Company. As co-founder of the Cannabis Law Center, Mr. Darnell was one of Colorado’s first full time Cannabis lawyers. His firm has represented over 500 dispensaries, cultivation premises and infused product manufacturing companies in addition to playing a pivotal role in Colorado’s rise from operating under a Constitutional Amendment to outright regulated legalization. His clients represent the definitive leaders in the Cannabis industry and include companies and individuals considered to be the future of the industry.

On March 26, 2014, Doug McKinnon's was appointed as a Director of the Company. Mr. McKinnon has advisory and operational experience across a broad spectrum of industries, including oil and gas, technology, and communications. He has served in in both private and public companies, including as Chairman and CEO of an American-Stock-Exchange traded company, Vice-President of a 12 billion dollar market cap NASDAQ-traded company for which the management team raised over 2.2 billion dollars, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, he has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies.

The members of the Board of Directors shall serve in his/her respective capacity until the next annual shareholder meeting until his/her successor shall have been elected and qualified. On March 27, 2014, Tom Bollich was elected as Chief Executive Officer and Chairman of the Board of the corporation by unanimous written consent of the Board of Directors. On April 3, 2014 Tae Darnell was appointed as Vice President & General Counsel.

Spin-off of a subsidiary corporation

Effective March 25, 2014, we completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity. The dividend shares of Trebor are restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one-for-one basis to the Company’s shareholders of record on March 21, 2014. Trebor is a party to a Memorandum of Understanding (“MOU”) with RMA Holdings, an entity formed under the laws of the Philippines, which, with its associated companies, has assets and operating permits for mineral extraction and refining in the Philippines.

Merger with Safari Resource Group, Inc.

On March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby the Company become the sole surviving corporation. It is the Company’s  intention that the merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend this Agreement to qualify as a "plan of reorganization" within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a); and that the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where Company security holders reside.

In merging with Safari the Company acquired a patented “Airstream” reflector and the right, title and interest to a product pipeline with fourteen intellectual properties currently in development. At the closing of this transaction, Safari shareholders received seventy-seven million two hundred twenty thousand (77,220,000) shares of our Common Stock and seventy-seven million two hundred twenty thousand (77,220,000) shares of our Preferred Stock.

Purchase of Hydro Innovations, LLC

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement with Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company, subject to audit and valuation, wherein we acquire 100% of the Membership Interests of Hydro as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. In conjunction with this we entered into an exclusive license agreement, in perpetuity, for the use of the provisional patent pending #61/940578 for an air conditioning condenser attachment for high efficiency liquid chillers (the “Chiller Patent”), including exploitation of the Trademarked “Heat Shield” brand and any and all other intellectual properties now existing or otherwise created. Under the terms of this License Agreement, Stephen Keen and Brandy Keen will be entitled to receive a ten-percent (10%) commission on net revenue (defined as gross revenue less directly cost of goods sold and installation costs) derived from the sale and installation from all products using the licensed intellectual property. The total purchase price to be paid to Mr. Keen and Ms. Keen for the interests and all lease assignments is Five Hundred Thousand ($500,000), subject to an audit to confirm the value of the property. If the value is determined to be less than the $500,000 estimated then the total purchase price shall be subject to redetermination.  The $500,000.00 shall be paid $250,000.00 in cash or common Surna stock, at the Company’s sole discretion, spread over five (5) payments of $50,000.00 each and a Promissory Note for $250,000.00.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

SURNA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Boulder, CO

We have audited the accompanying consolidated balance sheets of Surna, Inc. and its subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surna, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2013 and 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York

April 15, 2014

F-1

Surna Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$752	$1,197
Accounts receivable	71	-
Prepaid expenses	250	250
Total Current Assets	1,073	1,447
Equipment, net of accumulated depreciation	3,336	16,668

TOTAL ASSETS	$4,409	$18,115

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIBILITIES
Accrued liabilities	$70,338	$83,509
Amounts due to related parties	2,571,428	2,371,861
Total Current Liabilities	2,641,766	2,455,370

TOTAL LIABILITIES	2,641,766	2,455,370

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 issued and outstanding	994	994
Paid in capital	148,507	148,507
Accumulated other comprehensive loss	(11,250)	(4,304)
Accumulated deficit	(2,775,608)	(2,582,452)
Total Stockholders' Deficit	(2,637,357)	(2,437,255)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT
	$4,409	$18,115

See accompanying notes to the consolidated financial statements

F2

Surna Inc.

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31, 2013	For the year ended December 31, 2012
Revenue	$50	$310
Cost of revenue	-	-
Gross margin	50	310
Operating Expenses:
Depreciation Expenses	13,332	13,332
Product development cost	100	47,619
General and administrative expenses	179,775	718,331
Total operating expenses	193,207	779,282

Operating loss	(193,156)	(778,972)
Other income (expenses):	-	-
Loss from continuing operations before provision for income taxes	(193,156)	(778,972)
Provision for income taxes	-	-
Loss from Continuing Operations	(193,156)	(778,972)
Income from Discontinued Operations	-	11,607
Net loss	(193,156)	(767,365)
Comprehensive loss:
Foreign currency translation loss	(6,946)	-
Comprehensive Loss	$(200,102)	$(767,365)
Loss per common share from continuing operations - basic and diluted	($0.00)	($0.01)
Loss per common share from discontinued operations - basic and diluted	$0.00	($0.00)
Net loss per common share - basic and diluted	($0.00)	($0.01)
Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000

See accompanying notes to the consolidated financial statements

F3

Surna Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the period from January 1, 2012 to December 31, 2013

					Accumulated
					Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Deficit
Balance at January 1, 2012	99,375,000	$994	$148,507	$(1,815,087)	$(4,304)	$(1,669,890)
Net loss for the year ended December 31, 2012				(767,365)		(767,365)
Balance at December 31, 2012	99,375,000	$994	$148,507	$(2,582,452)	$(4,304)	$(2,437,255)
Foreign currency translation adjustment					(6,946)	(6,946)
Net loss for the year ended December 31, 2013				(193,156)		(193,156)
	99,375,000	$994	$148,507	$(2,775,608)	$(11,250)	$(2,637,357)

See accompanying notes to the consolidated financial statements

F4

Surna Inc.

Consolidated Statements of Cash Flows

	For the year ended	For the year ended
	December 31,	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(193,156)	$(767,365)
Income from discontinued operations	-	11,607
Loss from Continuing operations	(193,156)	(778,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,332	13,332

Changes in operating assets and liabilities:
Accounts receivable	(71)	1,273
Prepaid expenses	-	1,543
Accrued liabilities	(13,171)	62,818
Amount due to related parties	199,568	698,458
Cash used in operating activities of continuing operations	6,501	(1,548)

Cash provided by (use in) operating activities of discontinued operations	-	-
Net cash used in operating activities	6,501	(1,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Capital Contribution	-	-
Net cash provided by financing activities	-	-

Effect of disposal of discontinued operation	-	-

Effect of exchange rate changes on cash	(6,946)	-
Net increase / (decrease) in cash	(445)	(1,548)
Cash, beginning of period	1,197	2,745
Cash, end of period	$752	$1,197

See accompanying notes to the consolidated financial statements

F5

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

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. for 20,000,000 common shares. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity Surna Hong Kong Limited (Surna HK) was formed June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK. All Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of Surna, Inc. beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. and Surna Network Ltd are wholly-owned subsidiaries of Surna, Inc. formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, Surna Inc sold Surna Networks Inc, and Surna Networks Limited to Chan Kam Ming for a total sales price of US$1. Surna Inc assumed liabilities of Surna Networks Inc and Surna Networks Limited of US$9,286. All significant intercompany transactions are eliminated.

Qoo Games Limited was incorporated in Hong Kong on 21 February, 2012. It was intended that this company operate as the publisher of mobile games, including for the iOS and Android operating systems, but this restructuring did not take place. Surna Media disposed of Qoo Games on January 24, 2014 at the sales consideration of HK$1 (par value of the shares) and there were no assets, liabilities or any transactions for Qoo Games during its existence.

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

F6

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management's judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna Inc’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2013 and 2012, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2012 through December 31, 2013, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2013, cash balances in interest-bearing accounts are zero.

Sales to a customer comprised 100% of Surna Inc.’s revenues for the year ended December 31, 2013 and 2012. At December 31, 2013 and December 31, 2012, Surna Inc.’s accounts receivable from its primary customer was $71 and $-0-, respectively. The Company believes that, in the event that its primary customer is unable or unwilling to continue to purchase its products, there are a alternative buyers for its production at comparable prices.

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

F7

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31,	December 31
	2013	2012
Period-end HKD: USD exchange rate	$ 0.1290	$ 0.1290
Average Period HKD: USD exchange rate	$ 0.1289	$ 0.1289
Period-end RMB: USD exchange rate	$ 0.1636	$ 0.1579
Average Period RMB: USD exchange rate	$ 0.1614	$ 0.1587

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

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10, requires research and development costs to be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2013 and 2012, we incurred approximately $100 and $47,619 respectively for third party research and development expense which are included in the consolidated statements of operations.

F8

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

Recent Accounting Pronouncements:

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,640,693 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,775,608 during the period from inception through 31 December, 2013.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing.

F9

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

NOTE 3 - CHANGE IN FISCAL YEAR-END

On March 19, 2012, the Board of Directors approved a change to our fiscal year end from November 30 to December 31 of each year. With the change effective this 2012 fiscal year, which now ended December 31, 2012, there is a one fiscal month transition period covering the fiscal month of December 2011. Results for this transition period were reported in the Annual Report for 2012 along with the results for the new fiscal year of January 1, 2012 through December 31, 2012. Notice of the Company’s election of a change in fiscal year was made on Form 8-K, which was filed on March 20, 2012.

NOTE 4 - DISCONTINUED OPERATIONS

On March 27, 2012, Surna Inc. sold Surna Networks, Inc. and Surna Networks Limited (“Surna Networks”) to Chan Kam-Ming for a total sale price of US$1. Surna Inc. assumed liabilities of Surna Networks of US$9,286. The results of discontinued operations of Surna Networks the year ended December 31, 2012 are summarized as below:

	Surna Networks, Inc. (USD)	Surna Networks Limited (USD)
	Year Ended 12/31/12	Year Ended 12/31/12
Revenue	$-	$44,433
Cost of Revenue	-	(31,323)
Salaries	-	-
Product Development Costs	-	-
General& Administrative	-	(1,503)
Net Income (Loss)	$-	$11,607

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2013 and 2012 the Company had a balance due to related parties of $2,571,428 and $2,371,861, respectively. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand.

F10

NOTE 7 - INCOME TAXES

The Company had deferred income tax assets as of December 31, 2013 and 2012 as follows:

	2013	2012
Deferred Tax Assets	$720,631	$472,244
Less - Valuation Allowance	(720,631)	(472,244)
Total Net Deferred Tax Assets	$--	$--

The Company has approximately $2,775,608 in Net Operating Losses carried forward for income tax purposes in various jurisdictions which will expire, if not utilized, as follows:

	United States	Hong Kong	China	Total
Indefinite	$ -	$ 984,719	$ -	$ 984,719
2033	593,086	-	-	593,086
2032	394,250	-	-	394,250
2031	90,740	-	-	90,740
2030	24,726	-	-	24,726
2029	1,500	-	-	1,500
2018	-	-	10,189	10,189
2017	-	-	300,132	300,132
2016	-	-	376,266	376,266
	$ 1,104,302	$ 984,719	$ 686,587	$ 2,775,608

The Company has not filed its past years' federal corporate income tax returns and may be subject to penalties for non-compliance.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Settlement Payments

On March 7 2013, the Company entered into settlement agreement with a former employee for outstanding dues for a total HK$80,000 (US$10,257) through October 2013. As of December 31, 2013, the Company had no outstanding due for this settlement.

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

F11

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2013.

NOTE 9 - APPOINTMENT OF DIRECTORS AND OFFICERS

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

Appointments of Directors and Officers

On March 24, 2014 Robert Grinberg was appointed as a Director of the Company. From 1997 until 2004 Mr. Grinberg was a partner in Program Trading, a registered Broker-Dealer. Since 2004 and continuing through the present Mr. Grinberg has been a private investor with a concentration in investing in natural resources including oil and gas exploration and trading.  We have not entered into any compensation arrangements with Mr. Grinberg.

On March 25, 2014, Tom Bollich was elected as Secretary of the corporation by unanimous written consent of the Board of Directors.

On March 26, 2014 Robert G. Clarke, Charlie Rodriquez and Robert Grinberg resigned their positions as directors of SURNA, Inc. and Robert Clarke resigned as President and Chief Executive Officer, but will remain as Chief Financial Officer until such time as the Form 10-K for the year ended December 31, 2013 is filed with the Securities and Exchange Commission.

In resigning Mr. Clarke, Rodriguez or Grinberg had no disputes over our operations, policies, or practices.

Also on March 26, 2014 the following individuals were elected by written consent of the majority of the shareholders as Directors.

Tom Bollich - Director

Tom Bollich began his career as a Robotics Engineer, working with artificial intelligence. In 2007 he co-founded Zynga, the online gaming company. Zynga created games such as FarmVille, Draw Something and Words with Friends. While at Zynga Tom served as a Studio Head and CTO. After leaving Zynga in 2009 he created HugeMonster Inc., a Toronto based game company.  He currently sits on the Board of Directors as the Chairman. Tom is also on the Board of Directors for Fatty Crew, LLC, owners and operators of the multinational Fatty brand restaurants.

F12

Tae Darnell - Director

As co-founder of the Cannabis Law Center, Tae Darnell was one of Colorado’s first full time Cannabis lawyers. His firm has represented over 500 dispensaries, cultivation premises and infused product manufacturing companies in addition to playing a pivotal role in Colorado’s rise from operating under a Constitutional Amendment to outright regulated legalization. Tae’s clients represent the definitive leaders in the Cannabis industry and include companies and individuals considered to be the future of the industry.

Doug McKinnon - Director

Mr. McKinnon's 30+ year professional career includes advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served in C-level positions in both private and public sectors, including chairman and CEO of an American-Stock-Exchange traded company, Vice-President of a 12 billion dollar market cap NASDAQ-traded company for which the management team raised over 2.2 billion dollars, CFO of several publicly-held US, Canadian and Australian companies, and CEO/CFO of various other private enterprises. As an entrepreneur, Mr. McKinnon has been involved in organizations ranging from start-up companies using venture capital funding to publicly traded institutional backed companies.

The members of the Board of Directors shall serve in his/her respective capacity until the next annual shareholder meeting until his/her successor shall have been elected and qualified.

On March 27, 2014, Tom Bollich was elected as Chief Executive Officer and Chairman of the Board of the corporation by unanimous written consent of the Board of Directors.

On April 3, 2014 we appointed Tae Darnell as Vice President & General Counsel.

NOTE 10 - SUBSEQUENT EVENTS

Spin-off of Subsidiary

Effective March 25, 2014, we completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity.

The dividend shares of Trebor are and shall remain restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended.  The issuance of Trebor restricted stock was completed on a one for one basis to the Company shareholders of record on March 21, 2014.

Trebor is a party to a Memorandum of Understanding (“MOU”) with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”).  RMA and associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines.   The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including as related to a specific gold mining property (the “Pargum Mine”).  The MOU also requires the parties to develop a plan of operation for the Pargum Mine including financing and expansion.  It is expected that RMA will secure necessary permits required for the development, construction and plant operations.  It is expected that Trebor will provide the necessary financing and technology for the Pargum Mine.

In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities.

F13

Merger with Safari Resource Group, Inc.

On March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we (Surna) become the sole surviving corporation of said Merger.  It is our intention that: (i) the Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend this Agreement to qualify as a "plan of reorganization" within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and (ii) the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the SURNA Security Holders reside.

In merging with Safari we acquired a patented “Airstream” reflector and the right, title and interest to a product pipeline with fourteen intellectual properties currently in development.

At the Closing, Safari Security Holders receive seventy-seven million two hundred twenty thousand (77,220,000) shares of our Common Stock and seventy-seven million two hundred twenty thousand (77,220,000) shares of our Preferred Stock.

Purchase of Hydro Innovations, LLC

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement with Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company, subject to audit and valuation, wherein we acquired 100% of the Membership Interests of Hydro as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests.

Furthermore we entered into an exclusive license agreement, in perpetuity, for the use of Stephen Keen and Brandy Keen’s provisional patent pending #61/940578 air conditioning condenser attachment for high efficiency liquid chillers (the “Chiller Patent”), including exploitation of the Trademarked “Heat Shield” brand and any and all other intellectual properties now existing or otherwise created by Stephen Keen and Brandy Keen.

Under the terms of the License Agreement, Stephen Keen and Brandy Keen will be entitled to receive a 10% commission on net revenue (defined as gross revenue less directly cost of goods sold and installation costs) derived from the sale and installation from all products using the licensed intellectual property.

The total purchase price to be paid to Stephen and Brandy Keen for the interests and all lease assignments is $500,000 (Five Hundred Thousand).  The valuation of the subject property is subject to an audit to confirm the value.  If the value is less than the $500,000 estimated then the total purchase price shall be subject to redetermination.  The $500,000.00 shall be paid $250,000.00 in cash or common Surna stock, at our sole discretion, spread over five (5) payments of $50,000.00 each and a Promissory Note for $250,000.00.

F14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, the Company’s internal control over financial reporting were ineffective.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Tom Bollich 1780 55th St., Ste. A Boulder, CO 80301	41	Chief Executive Officer (Principal executive officer), President, and a member of the Board of Directors
Robert Clarke GPO 8610, Central Hong Kong	69	Chief Financial Officer (Principal financial and accounting Officer), Treasurer
Tae Darnell 1780 55th St., Ste. A Boulder, CO 80301	41	Vice-President, Secretary and a member of the Board of Directors
Douglas McKinnon 1780 55th St., Ste. A Boulder, CO 80301	63	Director

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Tom Bollich

Director - CEO

Tom began his career as a Robotics Engineer, working with artificial intelligence. In 2007 he co-founded Zynga, the online gaming company. Zynga created games such as FarmVille, Draw Something and Words with Friends. While at Zynga Tom served as a Studio Head and CTO. After leaving Zynga in 2009 he created HugeMonster Inc., a Toronto based game company.  He currently sits on the Board of Directors as the Chairman. Tom is also on the Board of Directors for Fatty Crew, LLC, owners and operators of the multinational Fatty brand restaurants. Over the past five years Tom has served as a Board Member for Fatty Crew, LLC, Chairman of the Board for Huge Monster, Inc., A Studio Head and Studio CTO for Zynga, and the advisory board for Intelligent Living, Inc. We took into account his prior experiences and believe Mr. Bollich  has  the qualifications and skills to serve as a Director.

Tae Darnell

Director - Vice President, Secretary

Tae Darnell has served in the private practice of law for the past five years while also representing NFL athletes as a certified NFL agent. He also serves as an advisory board member for Intelligent Living, Inc. (ILIV). As co-founder of the Cannabis Law Center, he was also one of Colorado’s first full time Cannabis lawyers. His firm has represented over 500 dispensaries, cultivation premises and infused product manufacturing companies in addition to playing a pivotal role in Colorado’s rise from operating under a Constitutional Amendment to outright regulated legalization. Tae’s clients represent the definitive leaders in the Cannabis industry and include companies and individuals considered to be the future of the  industry. We took into account his prior experiences and believe Mr. Darnell  has  the qualifications and skills to serve as a Director.

Douglas McKinnon

Director

For the past four years Mr. McKinnon has served as CEO of 1st Resource Group, Inc. (“1RG”) a technology driven energy company utilizing a process for the conversion of natural gas into diesel or jet fuels.  Prior to 1RG he was Co-Managing Member of SideKick Xploration, LLC, a private oil & gas company operating primarily in South Texas.  His 30+ year professional career includes advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served as CEO of Cardinal Communications, Inc., Vice President of ICG Communications and C-level positions in both private and public sectors. Additionally, he worked for nine years as a CPA in the SEC practice section of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. McKinnon is a graduate of Texas Christian University.  We took into account his prior experiences and believe Mr. McKinnon has  the qualifications and skills to serve as a Director

Robert G. Clarke

On July 19, 2013 Robert G. Clarke was appointed Director of the Company and President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke was also appointed as principal executive officer, principal accounting officer, principal financial officer. On March 26, 2014, Mr. Clarke resigned as Director, President and Chief Executive Officer, but continued as Chief Financial Officer.

Since July 6, 2009 Robert Clarke has been a Director of Monar International Inc. (“Monar”), a Nevada corporation whose common stock is traded on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA) (the “Bulletin Board”) under the symbol MNAI. From July 6, 2006 through December 4, 2012, Mr. Clarke was President, principal executive officer, and Secretary, and from July 6, 2009 to May 14, 2013,  Treasurer, principal accounting officer and principal financial officer of Monar. From July 2008 to June 2009, Mr. Clarke was Chairman and a Director of Ecolocap Solutions Inc., a Nevada corporation located in Montreal, Quebec. Ecolocap that was engaged in the business of providing services and products related to the reduction of greenhouse gases, and whose common stock is traded on the Bulletin Board under the symbol ECOS. From July 15, 2008 to June 16, 2009, Mr. Clarke was a Director, and from September 12, 2008 to June 4, 2009 President and CEO of Tiger Renewable Energy, Ltd. whose common stock traded on the Bulletin Board (and, subsequent to a name change, continues to trade under the symbol CNOZ).

Since mid-2001 he has been based in Hong Kong and involved in private and public companies, with a particular emphasis on the development of China opportunities. Prior to moving to Hong Kong Mr. Clarke was based in Vancouver, BC and played a key role in the start-up and financing of several Canadian and United States companies in the high technology and telecommunications sectors. Mr. Clarke was a director of L&L International Holdings, Inc. from September 11, 2004 to March 4, 2005. L&L was later renamed to L&L Energy, Inc. and trades on the Nasdaq Global Market (LLEN). Mr. Clarke has also been Chairman of Cardtrend International Inc. (now known as Mezabay International Inc.) from Oct. 2, 1998 to Dec. 17, 2004 and again from Oct. 5, 2005 until January 23, 2008. He also served a Chief Executive Officer of Cardtrend (then called Asia Payment Systems Inc.) from Oct. 15, 2005 until May 22, 2006. We took into account his prior experiences and believe Mr. Clarke  has  the qualifications and skills to serve as a Director

Conflicts of Interest

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Executive Officer Compensation Table

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-equity Incentive Plan Compensation (US$)	Non- qualified deferred compensation earnings (US$)	All other comp- ensation (US$)	Total (US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Robert	2013	0	0	0	0	0	0	0	0
Clarke	2012	0	0	0	0	0	0	0	0
President, CEO & CFO

Richard	2013	60,000	0	0	0	0	0	0	60,000
Clarke, Chairman	2012	120,000	0	0	0	0	0	0	120,000

Cherry Lim	2013	60,000	0	0	0	0	0	0	60,000
President and CEO	2012	120,000	0	0	0	0	0	0	120,000

Man-Chor	2013	0	0	0	0	0	0	0	0
Poon	2012	2,564	0	0	0	0	0	0	2,564
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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owner of 5% or more of our total outstanding shares of common stock. The stockholder listed below has direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Number of shares	Percentage ownership
Tom Bollich 1780 55th St., Ste. A Boulder, CO 80301	33,428,023	33.6%
Brandy Keen 1780 55th St., Ste. A Boulder, CO 80301	17,594,835	17.7%
Stephen Keen 1780 55th St., Ste. A Boulder, CO 80301	17,594,835	17.7%
Tae Darnell 1780 55th St., Ste. A Boulder, CO 80301	3,861,000	3.9%
Douglas McKinnon 1780 55th St., Ste. A Boulder, CO 80301	2,081,722	3.0%
R&T Sports Marketing 15440 SW 82nd Ave. Palmetto Bay, FL 33157	9,700,000	9.8%
All officers and directors as a group (4 individuals)	39,370,745	39.6%

Each of Tom Bollich, Brandy Keen, Stephen Keen, Tae Darnell and Douglas McKinnon holds options to purchase about 2,000,000 shares of common stock at an exercise price of $0.25 per share.  These options were carried over from the Safari Resource Group merger.

There are 47 holders of record for our common stock.

In addition, at the closing of the Safari Resource Group merger shareholders will receive 77,220,000 Preferred Shares out of which our officers and directors will receive the following:

Name and Address of Beneficial Owner	Number of preferred shares	Percentage ownership of preferred shares
Tom Bollich 1780 55th St., Ste. A Boulder, CO 80301	33,428,023	43.3%
Brandy Keen 1780 55th St., Ste. A Boulder, CO 80301	17,594,835	22.8%
Stephen Keen 1780 55th St., Ste. A Boulder, CO 80301	17,594,835	22.8%
Tae Darnell 1780 55th St., Ste. A Boulder, CO 80301	3,861,000	5.0%
Douglas McKinnon 1780 55th St., Ste. A Boulder, CO 80301	2,081,722	3.9%
All officers and directors as a group (4 individuals)	39,370,745	51.0%

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The copyright for the PRC of online products, including online games, that are developed by Flying Cloud is held in trust by a domestic PRC company, Jurun Information Technology (Shanghai) Co. Ltd. (“Jurun”). Jurun is incorporated in Pudong, Shanghai and its equity interest is owned by two PRC citizens, who hold the company in-trust for a BVI company, Evident Games Limited (“Evident”), through a series of contractual arrangements that make Jurun a Variable Interest Entity (“VIE”) of Evident. Evident is in turn 52% owned and controlled by Lim Clarke & Co Limited, which is controlled by two of our former Directors. Jurun owns the entire equity interest of another PRC company, Shenzhen Tengyu Network Technology Co. Ltd. (“Tengyu”), which holds the licenses necessary to publish online products in the PRC.

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

Year	Amount
2013	$27,000	RBSM
2012	$24,045	RBSM

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

Year	Amount
2013	$0	RBSM
2012	$0	RBSM

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

Year	Amount
2013	$0	RBSM
2012	$0	RBSM

(4)

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

Year	Amount
2013	$0	RBSM
2012	$0	RBSM

(5)

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal 2013 were pre-approved by the entire board of directors.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014.

SURNA INC. (the “Registrant”)

BY:	/s/ Tom Bollich
Tom Bollich
Chief Executive Officer, Principal Executive Officer, and a member of the Board of Directors

BY:	/s/ Robert Clarke
Robert G. Clarke
Principal Financial Officer, Principal Accounting Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Tom Bollich Tom Bollich	Chief Executive Officer, Principal Executive Officer, and a member of the Board of Directors	April 15, 2014

/s/ Robert Clarke Robert Clarke	Principal Financial Officer, Principal Accounting Officer, and Treasurer	April 15, 2014

/s/ Tae Darnell Tae Darnell	Vice-President, Secretary, and a member of the Board of Directors	April 15, 2014

/s/ Douglas McKinnon Douglas McKinnon	Member of the Board of Directors	April 15, 2014

EXHIBIT INDEX

Exhibit	Document Description	Incorporated by reference			Filed herein
		Form	Date	Number
3.1	Articles of Incorporation	S-1	1/28/10	3.1
3.2	Bylaws	S-1	1/28/10	3.2
3.3	Amended Articles of Incorporation	8K	6/16/11	3.3
4.1	Specimen Stock Certificate	S-1	1/28/10	4.1
10.1	Asset purchase agreement with Kopere Limited	8-K	4/28/11	10.1
10.2	Debt conversion agreement with Kopere Limited	8-K	6/23/11	10.1
10.3	Share exchange agreement for Surna Media Inc.	8-K	11/8/11	10.1
10.4	Technical Services Agreement with Jurun Information Technology (Shanghai) Co. Ltd.	10-Q	5/21/12	10.4
21.1	List of Subsidiaries				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X