Form 10-Q
period 2014-03-31
Surna Inc.
filed 2014-05-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54286

SURNA INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

27-3911608

(I.R.S. Employer Identification No.)

1780 55th St., Suite C

Boulder, Colorado 80301

USA

(Address of principal executive (Address of principal executive offices and Zip Code)

(303) 993-5271

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,375,000 as of May 14, 2014.

2

AVAILABLE INFORMATION

Surna Inc. files annual, quarterly and current reports and other information with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Morgan Stanley) file electronically with the SEC. Surna’s electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

Surna’s website is surna.com. You can access the Company’s Investor Relations webpage at surna.com/index/investors and Corporate Governance webpage at governance.surna.com. Surna posts the following on its Corporate Governance webpage:

●	Code of Ethics

●	Charter for our Audit Committee

●	Charter for our Disclosure Committee

Surna’s Code of Ethics applies to all directors, officers and employees, including its Chief Executive Officer, its Chief Financial Officer and its Controller and Principal Accounting Officer. Surna will post any amendments to the Code of Ethics on its internet site. The information on Surna’s internet site is not incorporated by reference into this report.

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this quarterly report only:

●	China or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau and Taiwan

●	“us”, “our company” and “our” refer to Surna Inc., and, unless the context requires otherwise, its wholly-owned subsidiaries, including Surna Media Inc., a British Virgin Islands company, Surna Hongkong Limited, a Hong Kong company, and Flying Cloud Information Technology Co. Ltd., a PRC company.

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” or other similar expressions. The accuracy of these statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on September 30, 2013:

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	The impact of the volatility in the worldwide credit and equity markets.

●	Legislative and Judicial changes at Federal, State and Local Levels.

●	The impact of changes in interest rates.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	Unaudited
ASSETS
Current Assets
Cash	$39,367	$752
Advances to related parties	20,000	-
Assets held for sale	329	3,657
Supplies and prepaid expenses	2,050	-
Total Current Assets	61,746	4,409

Intangible assets	10,000	-

TOTAL ASSETS	$71,746	$4,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	8,430	-
Liabilities held for sale	2,644,997	2,641,766
Total Current Liabilities (See Note 6.)	2,653,427	2,641,766

LONG TERM DEBT	109,283

TOTAL LIABILITIES	2,762,710	2,641,766

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 and none shares issued and outstanding as of March 31, 2014 and December 31 2013, respectively	772	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 shares issued and outstanding	994	994
Paid in capital	147,735	148,507
Accumulated other comprehensive income	(11,250)	(11,250)
Accumulated deficit	(2,829,215)	(2,775,608)
Total Stockholders’ Deficit	(2,690,964)	(2,637,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,746	$4,409

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the quarter ended March 31,
	2014	2013

Revenue	$5	$22

Cost of revenue	-	-

Gross margin	5	22

Operating Expenses:
Depreciation expenses	3,333	3,333
General and administrative expenses	50,279	88,858
Total operating expenses	53,612	92,191

Operating loss	(53,607)	(92,169)

Other income (expenses):	-	-

Loss from continuing operations before provision for income taxes	(53,607)	(92,169)

Provision for income taxes	-	-

Loss from continuing operations	(53,607)	(92,169)

Income from discontinued operations	-	-

Net loss	(53,607)	(92,169)

Comprehensive loss:
Foreign currency translation loss	-	(3,134)

Comprehensive loss	$(53,607)	$(95,303)

Loss per common share from continuing operations - basic and diluted	$(0.00)	$(0.00)

Loss per common share from discontinued operations - basic and diluted	$(0.0)	$(0.0)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the period from January 1, 2014 to March 31, 2014

 (Unaudited)

									Accumulated
									Other	Total
	Common Stock		Preferred Stock				Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares		Amount		Capital	Deficit	Income	Deficit

Balance at January 1, 2014	99,375,000	$994	$		$		$148,507	$(2,775,608)	$(11,250)	$(2,637,357)

Cancellation of Common Shares in connection with the merger of Safari Resource Group	(77,220,000)	(772)								(772)

Issuance of Common and Preferred Stock in connection with the merger of Safari Resource Group	77,220,000	772		77,220,000		772	(772)			772

Net loss for the Quarter ended March 31, 2014								(53,607)		(53,607)
	99,375,000	$994		77,220,000		$772	$147,735	$(2,829,215)	$(11,250)	$(2,690,964)

Please see accompanying notes to these unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the quarter ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,607)	$(92,169)
Income from discontinued operations	-
Loss from continuing operations	(53,607)	(92,169)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	3,333	3,333

Changes in operating assets and liabilities:
Accounts receivable	(20,005)	(22)
Inventory and prepaid expenses	(2,050)	250
Accrued liabilities	8,430	(2,616)
Amount due to related parties	3,231	94,363
Cash provided by (used in) operating activities of continuing operations	(60,668)	3,139

Net cash provided by (used in) operating activities	(60,668)	3,139

CASH FLOWS FROM INVESTING ACTIVITIES
Cash flow used in investing activities	(10,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	109,283	-

Effect of disposal of discontinued operations	-	-

Effect of exchange rate changes on cash	0	(3,133)
Net increase / (decrease) in cash	38,615	6
Cash, beginning of period	752	1,197
Cash, end of period	$39,367	$1,203

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Company

Surna Inc. (the “Company”, “we”, “our”) was incorporated in Nevada, USA, on October 15, 2009.

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. for 20,000,000 common shares. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (Surna HK), was formed June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK. All Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of Surna, Inc. beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. and Surna Network Ltd are wholly-owned subsidiaries of Surna, Inc. formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, Surna Inc. sold Surna Networks Inc., and Surna Networks Limited to Chan Kam Ming for a total sales price of US$1. Surna Inc. assumed liabilities of Surna Networks Inc. and Surna Networks Limited of US$9,286. All significant intercompany transactions are eliminated.

Qoo Games Limited was incorporated in Hong Kong on February 21, 2012. It was intended that this company operate as the publisher of mobile games, including the iOS and Android operating systems, but this restructuring did not take place. Surna Media disposed of Qoo Games on January 24, 2014 for the sale consideration of HK$1 (par value of the shares) and there were no assets, liabilities or any transactions for Qoo Games during its existence.

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

Trebor is a party to a Memorandum of Understanding (“MOU”) dated March 24, 2014 with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines. The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including as related to a specific gold mining property (the “Pargum Mine”). The MOU also requires the parties to develop a plan of operation for the Pargum Mine including financing and expansion. It is expected that RMA will secure necessary permits required for the development, construction and plant operations. It is expected that Trebor will provide the necessary financing and technology for the Pargum Mine. In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities.

On March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we (Surna) become the sole surviving corporation of said Merger. Safari was incorporated on October 24, 2013 and has had no operations and nominal assets. It is our intention that: (i) the Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend this Agreement to qualify as a “plan of reorganization” within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and (ii) the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the SURNA Security Holders reside. The Merger was effective on March 31, 2014 and has been accounted for as among entities under common control.

In merging with Safari we acquired a patented “Airstream” reflector and the right, title and interest to a product pipeline with numerous intellectual properties currently in development (See Note 6. Subsequent Events).

At the Closing, Safari Security Holders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our Common Stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our Series A Preferred Stock. In connection with the merger 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted totaling 10,000. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.25, outstanding at March 31, 2014.

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement (“Purchase Agreement”) with Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) and its owners Stephen Keen and Brandy Keen (collectively referred to as “Hydro”) subject to audit and valuation, wherein we will acquire 100% of the Membership Interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests (See Form 8-K filed April 4, 2014).

In connection with the Purchase Agreement we entered into an exclusive License Agreement, in perpetuity, for the use of Hydro’s provisional patent pending #61/940578 air conditioning condenser attachment for high efficiency liquid chillers (the “Chiller Patent”), including exploitation of the Trademarked “Heat Shield” brand and any and all other intellectual properties now existing or otherwise created by Hydro. Under the terms of the License Agreement, Hydro will receive a 10% commission on net revenue (defined as gross revenue less directly cost of goods sold and installation costs) derived from the sale and installation from all products using the licensed intellectual property. Upon closing of the Hydro purchase, the License Agreement will be terminated.

The total purchase price for Hydro is Five Hundred Thousand Dollars ($500,000) subject to an audit and third party valuation. If the value is less than the purchase price, the purchase price shall be subject to redetermination. The purchase price shall be paid in five equal monthly installments of $50,000 in cash or common stock of Surna, at our sole discretion and a Promissory Note for $250,000.

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent 10-K form of the Company filed on April 15, 2014.

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

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

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

The Company provides climate equipment, integrated solutions, and installation designed for the indoor gardening industry through construction-type contracts. The term of these types of contracts is typically less than one year. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At March 31, 2014, the Company had no such contracts.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2014 and 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna Inc. to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period ending March 31, 2014, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At March 31, 2014, cash balances in interest-bearing accounts are zero.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2014	March 31, 2013
Period-end HKD: USD exchange rate	$7.76	$7.80
Average Period HKD: USD exchange rate	$7.76	$7.80
Period-end RMB: USD exchange rate	$6.22	$6.33
Average Period RMB: USD exchange rate	$6.10	$6.33

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $ 2,591,683 working capital deficit (current liabilities exceeds current assets), and has generated cumulative net losses of $2,829,215 during the period from inception through March 31, 2014. (See Note 6. Subsequent Events and proforma balance sheet).

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing. The Company has commenced a continuous Private Placement in the form of Convertible Notes for up to $5,000,000. (See Note 6. Subsequent Events).

These conditions may raise substantial doubt about the Company’s ability to continue as a going concern without the raising of necessary additional financing. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Although there can be no guarantee of the Company successfully obtaining additional ongoing financing, the Company has engaged in activities to address these financial concerns (See Note 6. Subsequent Events and proforma balance sheet).

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 2014 and December 31, 2013 the Company had a balance due to related parties of $ 2,574,659 and $2,571,428, respectively and are included in “Liabilities held for sale” in the balance sheet. This balance is from various advances from the Company’s directors and which are non-interest bearing, unsecured and due on demand. Subsequent to March 31, 2014, the Company entered into agreements to sell a subsidiary which would eliminate this balance. (See Note 6. Subsequent Events).

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2014.

NOTE 5 - APPOINTMENT OF DIRECTORS AND OFFICERS

On March 24, 2014 Robert Grinberg was appointed as a Director of the Company. From 1997 until 2004, Mr. Grinberg was a partner in Program Trading, a registered Broker-Dealer. Since 2004 and continuing through the present Mr. Grinberg has been a private investor with a concentration in investing in natural resources including oil and gas exploration and trading. We have not entered into any compensation arrangements with Mr. Grinberg.

On March 25, 2014, Tom Bollich was elected as Secretary of the corporation by unanimous written consent of the Board of Directors.

On March 26, 2014 Robert G. Clarke, Charlie Rodriquez and Robert Grinberg resigned their positions as directors of SURNA, Inc. and Robert Clarke resigned as President and Chief Executive Officer. In resigning Mr. Clarke, Rodriguez or Grinberg had no disputes over our operations, policies, or practices.

Also on March 26, 2014 Tom Bollich, Tae Darnell and Douglas McKinnon were elected by written consent of the majority of the shareholders as Directors. The members of the Board of Directors shall serve in his/her respective capacity until the next annual shareholder meeting until his/her successor shall have been elected and qualified.

On March 27, 2014, Tom Bollich was elected as Chief Executive Officer and Chairman of the Board of the corporation by unanimous written consent of the Board of Directors.

NOTE 6 - SUBSEQUENT EVENTS

Election of Officers

On April 3, 2014, Tae Darnell was elected as Vice President & General Counsel.

On April 16, 2014, Robert G. Clarke resigned his position as Chief Financial Officer. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On April 16, 2014, Douglas Mckinnon was elected as Chief Financial officer.

Patent Filing

On May 2, 2014, the Company filed a provisional patent application covering enhancements to its proprietary “Airstream” curved reflectors used in grow lights. The Airstream is believed to be a technological breakthrough designed to enable growers to increase production, ensure uniform growth rates and consistent quality plants, all while conserving energy. The Airstream provides improved uniform light distribution over plants, with minimal light distribution outside the target area, compared with conventional reflectors. It is designed to enable up to 30 percent more light to hit the plant canopy, compared with some traditional reflectors.

Sale of Subsidiary

Surna Media, a wholly owned subsidiary, had been established to develop web and mobile based games and social media networks. Surna Media has total assets of $326 and total liabilities of $2,644,997. On May 14, 2014, the Company executed a binding Letter of Intent to sell Surna Media to a combination of prior directors and others. The sales price is $1.00 and the assumption of all liabilities of Surna Media. The sale is expected to close in the second quarter.

Private Placement of Convertible Debt

The Company has commenced a continuous Private Placement in the form of a Convertible Notes (the “Notes”) for up to $5,000,000. The Notes have a term of two years with an annual interest rate of ten percent (10%). The Notes are convertible into shares of common stock of the Company at a conversion rate equal to the lesser of $1.00 or eighty percent (80%) of the prior thirty day weighted average market price per share. The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Through May 13, 2014, the Company has raised $584,000 through the Private Placement.

Proforma Balance Sheet

The following represents the proforma balance sheet giving effect to the sale of the Subsidiary and the proceeds from the Private Placement through May 12, 2014.

Surna Inc.

Proforma Consolidated Balance Sheets

	Reported	Proforma	Proforma
	3/31/2014	Adjustments	3/31/2014

ASSETS
Current Assets
Cash	$39,367	$584,000	$623,367
Other current assets	22,376	(326)	22,053
Total Current Assets	61,743	583,674	645,420
Long term assets	10,003	-	10,000
TOTAL ASSETS	$71,746	$583,674	$655,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accrued liabilities	$78,768	$(70,338)	$8,430
Amounts due to related parties	2,574,659	(2,574,659)	0
Total Current Liabilities	2,653,427	(2,644,997)	8,430
LONG TERM DEBT	109,283	584,000	693,283

TOTAL LIABILITIES	2,762,710	(2,060,997)	701,713

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772		772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 shares issued and outstanding	994		994
Paid in capital	148,507	2,644,671	2,793,178
Accumulated other comprehensive income	(11,250)	-	(11,250)
Accumulated deficit	(2,829,987)	-	(2,829,987)
Total Stockholders’ Deficit	(2,690,964)	2,644,671	(46,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,746	$583,674	$655,420

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

Liquidity and Capital resources

We are a start-up company and have not yet generated significant revenues from our business operations. Our auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or increase sales and related profits.

On April 1, 2014, the Company commenced a Private Placement in the form of a Convertible Notes (the “Notes”) for up to $5,000,000. The Notes have a term of two years with an annual interest rate of ten percent (10%). The Notes are convertible into shares of common stock of the Company at a conversion rate equal to the lesser of $1.00 or eighty percent (80%) of the prior thirty day weighted average market price per share. The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Through May 13, 2014, the Company has raised $584,000. The conversion of the Notes will result in additional dilution to existing shareholders.

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and through March 31, 2014 have not generated significant revenues and are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. As noted above, we have commenced selling a Private Placement for up to $5,000,000. Additionally, the Company has generated sales contracts totaling $642,000 through May 5, 2104. If the Company is not able raise sufficient capital from the Private Placement or generate sufficient sales and related profits, we may be unable to continue, develop or expand our operations.

As of December 31, 2013, our total current assets were $4,409 and our total current liabilities were $2,641,766, hence a working capital deficit of $2,637,357.

As of March 31, 2014, our total current assets were $61,746 and our total current liabilities were $2,653,427, hence a working capital deficit of $2,591,681.

Results of Operations

We are a start-up stage corporation and through March 31, 2014 have not generated or realized significant revenues from our business operations. To meet our initial need for cash we initially raised money from our public offering. Through March 31, 2014 our only other source for cash was investments by loans from our officers, shareholders or others in our company. As indicated above the Company has commenced the sale of a Private Placement for up to $5,000,000 and has generated sales contracts totaling $642,000 through May 12, 2014. If the Company is not able raise sufficient capital from the Private Placement or generate sufficient sales and related profits, we may be unable to continue, develop or expand our operations.

Sale of a subsidiaries, merger and change in operating segments

Sale of Subsidiaries

Previously Surna Inc. had four operating subsidiaries: Surna Media Inc. (“Surna Media”), Surna Networks, Inc. (“Surna Networks”,) Qoo Games Limited (“Qoo”) and Trebor Resource Management Group, Inc. (“Trebor”). Surna Media’s principal business is the development of web and mobile games and social networks. Surna Network’s principal business is telecommunications services, IT support services and open-source software development. Qoo was intended to operate as the publisher of mobile games, including the iOS and Android operating systems. Trebor is a party to a Memorandum of Understanding (“MOU”) with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and associated companies are in the mining and smelting business.

Surna Networks had been established to develop and provide a range of information technology and network services for potential customers, including game companies inside and outside of the PRC, but its business had focused solely on wholesale carrier services utilizing VoIP telecommunications, which is also referred to as International Simple Resale (“ISR”). Results of the ISR business were disappointing, and we did not foresee it being self-supporting or profitable without further significant investment. Upon further review we determined that it is not relevant to our core business or future plans, and that the best strategy was the sale or winding-up of this business line. On March 27, 2012, Surna Inc. sold Surna Networks Inc, for a total sales price of US$1.

Qoo Games Limited was incorporated in Hong Kong on February 21, 2012. It was intended that this company operate as the publisher of mobile games, including the iOS and Android operating systems, but this restructuring did not take place. Surna Media disposed of Qoo Games on January 24, 2014 at the sales consideration of HK$1 (par value of the shares) and there were no assets, liabilities or any transactions for Qoo Games during its existence.

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

Surna Media, a wholly owned subsidiary, had been established to develop web and mobile based games and social media networks. Surna Media has total assets of $326 and total liabilities of $2,644,997. On May 14, 2014, the Company entered into a binding Letter of Intent to sell Surna Media to a combination of prior officers, directors and others. The sales price is $1.00 and the assumption of all liabilities of Surna Media. The Company has reported these assets and liabilities as held for sale. The sale is expected to close in the second quarter.

Merger

On March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we (Surna) become the sole surviving corporation of said Merger. It is our intention that: (i) the Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder; and the parties intend this Agreement to qualify as a “plan of reorganization” within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and (ii) the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the SURNA Security Holders reside. The Merger was effective on March 31, 2014 and has been accounted for as among entities under common control.

Change in Operating Segments

On March 31, 2014, the Company merged with Safari Resource Group, Inc. (“Safari”). In merging with Safari we acquired a patented “Airstream” reflector which can be utilized in commercial indoor gardening activities and the right, title and interest to a product pipeline with numerous intellectual properties currently in development for use in the legal marijuana industry. On May 2, 2014, the Company filed a provisional patent application covering enhancements to its proprietary “Airstream” curved reflectors used in grow lights. The Airstream is a technological breakthrough designed to enable growers to increase production and ensure uniform growth rates and consistent quality plants, all while conserving energy.

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement (“Purchase Agreement”) with Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company specializing in climate control systems and holds a provisional patent pending #61/940578 air conditioning condenser attachment for high efficiency liquid chillers (the “Chiller Patent”), the Trademarked “Heat Shield” brand and intellectual properties utilized in the legal marijuana industry. Since signing the Purchase Agreement, the Company has worked closely with Hydro Innovations and has already begun the consolidation and integration of the two companies’ operations and financial management and control systems in anticipation of a successful transaction closing. The closing is expected to occur in the second quarter.

As a result of the Safari merger, divestiture of Surna Media and anticipated Hydro acquisition, the Company’s thrust, and sole current reporting segment will be in the sale of equipment and related support services to the legal cannabis market. With numerous pieces of intellectual property, R&D, manufacturing and distribution out of its Boulder, Colorado headquarters, the Company is ramping up rapidly to gain market share and solidify a leading position in the highly fragmented legal cannabis equipment industry.

Mission and Strategy

Surna’s mission is to: (1) acquire intellectual property and scalable operating companies and (2) develop, produce and sell equipment for the legal marijuana industry with a focus on disruptive technology, equipment and related support services.

The Company represents a pure play on explosive growth in the legal marijuana industry, while being agnostic as to the escalating proliferation of regulated, commodity cannabis growers & sellers, winners or losers; its business model excludes the production or sale of marijuana or marijuana-infused products. Fueled by powerful trends of increasing states’ legislation favoring regulated medical and recreational marijuana markets, ArcView industry research projects the highly fragmented $2.3 billion US cannabis industry will increase over four-fold to $10.2 billion by 2018.

Surna is acquisitive, and our long term goal is to anchor this company by dominating the infrastructure, growing and support side of the global cannabis industry. By aggregating advanced technologies, IP and scalable operating companies to bring new technology to the cannabis marketplace while contributing to its dramatic growth, we advance our potential to enter other related, highly profitable industry sectors with a core base in a growth industry.

Surna seeks to acquire and develop disruptive technologies that cater to the legal cannabis industry. Our pending acquisition of Boulder, Colorado-based Hydro puts us at the forefront of the industry. It is a leading designer, manufacturer and distributor of proprietary, state-of-the-art indoor climate control systems such as chillers, lights, reflectors and irrigation systems for cannabis and other indoor agriculture markets.

Following six years of R&D, Hydro deploys advanced proprietary technologies into its growing line of products. Hydro’s climate control “Bank Chillers” are priced significantly less than the competition (primarily conventional HVAC) with energy efficiency reducing consumption by about 30%. That is disruptive technology, and Hydro’s rapidly growing revenue proves the market is hungry for innovation.

Factors affecting results of our operations

The majority of our operations are carried out in the US and Canada. The Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments of each state. Currently, there are twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical or recreational uses for cannabis. Many other states are considering legislation to similar effect, in addition to those that have adopted or are proposing to adopt recreational use of marijuana. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law. However, several memorandums issued by the federal government assert current positions that there will be no federal intervention in marijuana activities when conducted under strict compliance with state or local laws. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of our customers to invest in or buy products from us that may be used in connection with cannabis. As a result, active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the Company.

We currently depend on contract manufacturers to produce our products. These manufacturers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our manufacturers may also have to obtain inventories of the necessary parts and tools for production. Any change in manufacturers to resolve production issues could disrupt our ability to fulfill orders. Any change in manufacturers to resolve production issues could also disrupt our business due to delays in finding new manufacturers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

We need to obtain significant funding to successfully continue our business. We currently have no committed sources of large amounts of capital, and there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in additional dilution to existing stockholders. If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy. This limitation would impede our growth and could result in a contraction of our operations, which would reduce our operating income, product development activities and future business prospects.

Factors affecting our Common Stock

The limited trading market for our common stock results in limited liquidity for shares of our common stock and significant volatility in our stock price. Our shares of common stock are quoted on the OTCBB and OTCQB, but no assurance can be given that an active public trading market can be sustained. The OTCBB and OTCQB are generally regarded as a less efficient and less prestigious trading market than other national markets. We can provide no assurance regarding if or when our common stock will be quoted on another more prestigious exchange or market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of our common stock.

The market price of our stock is likely to be highly volatile because for some time there will likely be a thin trading market for the stock, which causes trades of small blocks of stock to have a significant impact on our stock price. As a result of the lack of trading activity, the quoted price for our common stock on the OTCBB and OTCQB are not necessarily a reliable indicator of its fair market value.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively beneficially own approximately 75% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

On April 1, 2014, the Company commenced selling a Private Placement in the form of a Convertible Notes (the “Notes”) for up to $5,000,000. The Notes have a term of two years with an annual interest rate of ten percent (10%). The Notes are convertible into shares of common stock of the Company at a conversion rate equal to the lesser of $1.00 or eighty percent (80%) of the prior thirty day weighted average market price per share. The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Through May 13, 2014, the Company has raised $584,000. The conversion of the Notes will result in additional dilution to existing shareholders.

Changes in Directors and Officers

On July 17, 2013, Richard Clarke gave notice of his intention to resign as Director and Secretary, as well as a director and officer with any subsidiaries of the Company. His resignation was accepted by the Company as of July 17, 2013. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On July 19, 2013, Charlie Rodriguez was appointed as a Director of the Company and Robert G. Clarke was appointed Director of the Company as well as President, Treasurer and Secretary and Chief Financial Officer. Mr. Clarke replaced Man-Chor Poon as Chief Financial Officer, principal financial officer and principal accounting officer. Mr. Clarke was selected for the foregoing positions as a result of his experience with public company operations.

On July 19, 2013, Ms. Cherry Ping-Wai Lim gave notice of her intention to resign as Director and principal executive officer. Her resignation was accepted by the Company as of July 19, 2013. In resigning Ms. Lim had no disputes over our operations, policies, or practices.

On March 24, 2014 Robert Grinberg was appointed as a Director of the Company.

On March 25, 2014, Tom Bollich was elected as Secretary of the corporation by unanimous written consent of the Board of Directors.

On March 26, 2014, Robert G. Clarke, Charlie Rodriquez and Robert Grinberg resigned their positions as directors of SURNA, Inc. and Robert Clarke resigned as President and Chief Executive Officer. In resigning Mr. Clarke, Rodriguez or Grinberg had no disputes over our operations, policies, or practices.

Also on March 26, 2014 Tom Bollich, Tae Darnell and Douglas McKinnon were elected by written consent of the majority of the shareholders as Directors. The members of the Board of Directors shall serve in his/her respective capacity until the next annual shareholder meeting until his/her successor shall have been elected and qualified.

On March 27, 2014, Tom Bollich was elected as Chief Executive Officer and Chairman of the Board of the corporation by unanimous written consent of the Board of Directors.

On April 3, 2014, Tae Darnell was elected as Vice President & General Counsel.

On April 16, 2014, Robert G. Clarke resigned his position as Chief Financial Officer. In resigning Mr. Clarke had no disputes over our operations, policies, or practices.

On April 16, 2014, Douglas Mckinnon was elected as Chief Financial officer.

The Company has not entered into any compensation arrangements with Mr. Bollich, Mr. Darnell and Mr. McKinnon as of the date of this report.

Taxation

Nevada

Surna Inc. is incorporated in Nevada and as such is required to pay an annual fee to the Nevada Secretary of State of $165. Nevada has no corporate income taxes.

Federal

Surna, Inc. is a C-corporation. The Company has approximately $1,104,302 in Net Operating Loss carried forward for Federal income tax purposes expiring in years 2029 through 2033. The Company has not filed its past years’ federal corporate income tax returns and may be subject to penalties for non-compliance.

Foreign currency and foreign currency translation

In prior periods, foreign currency has had an impact on our financial results ($6,946 in 2013 and $0 in 2012). The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”).The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

As a result of the spin-off and sales of subsidiaries operating in the People’s Republic of China and Hong Kong, foreign currency will have limited effect on the results of future operations of the Company.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $2,591,683 working capital deficit (current liabilities exceeds current assets), minimal sources of recurring revenue and has generated cumulative net losses of $2,829,215 during the period from inception through March 31, 2014.

In the course of its development activities, the Company has sustained and continues to sustain losses. There is limited historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage of operations and have had not generated significant revenues through March 31, 2014 and are subject to risks inherent in the establishment of a new business enterprise, including limited capital resources. We have commenced selling a Private Place for up to $5,000,000 and have generated sales contracts totaling $642,000 through May 12, 2014. If the Company is not able to raise sufficient capital from the Private Placement or generate sufficient sales and related profits, we may be unable to continue, develop or expand our operations. Through May 12, 2014, the Company has raised $584,000 from the Private Placement.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. Although there can be no guarantee of the Company successfully obtaining additional ongoing financing, the Company has engaged in activities to address these financial concerns. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The report of the Company’s independent registered public accounting firm relating to the December 31, 2013 consolidated financial statements states that there is substantial doubt about the Company’s ability to continue as a going concern.

Three Months Ended March 31, 2014 and March 31, 2013

Our revenues for the period ended March 31, 2014 were $5 which was from our online games. The net loss from operations for the period ended March 31, 2014 was $53,607 of which includes $3,333 for depreciation and $50,279 for general and administration expense. The revenues from continuing operations for the three months period ended March 31, 2013 were $22 and the net loss from continuing operations for the three months period ended March 31, 2013 was $92,169 of which includes $3,333 for depreciation and $88,858 for general and administration expense. The decrease in net loss for 2014 compared with the same period in 2013 was due to decrease in general and administrative expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

●	The Company lacks proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

●	The Company does not have a comprehensive and formalized accounting and procedures manual.

●	The Company is addressing the above noted deficiencies by hiring additional accounting and administrative staff in order to allow for more separation of duties and in the process of formalizing its accounting practices.

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

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2014, there were no changes in our control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 1A. RISK FACTORS.

Risk factors are incorporated by reference from our Form 10-K filed with the SEC on April 15, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Index

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger. Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9 2014.

2.2	Membership Interest Purchase Agreement. Incorporated by reference to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 4 2014.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension – Schema.*
101.CAL	XBRL Taxonomy Extension – Calculations.*
101.DEF	XBRL Taxonomy Extension – Definitions.*
101.LAB	XBRL Taxonomy Extension – Labels.*
101.PRE	XBRL Taxonomy Extension – Presentation.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURNA, INC.

Date: May 15, 2014	By:	/s/ Tom Bollich
Tom Bollich
Chairman and Chief Executive Officer

