Form 10-Q
period 2014-06-30
Surna Inc.
filed 2014-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54286

SURNA INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 55th St., Suite C, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 100,375,000 as of August 11, 2014.

2

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

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to” or other similar expressions. The accuracy of these statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 15, 2014:

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	The impact of the volatility in the worldwide credit and equity markets.

●	Legislative and Judicial changes at Federal, State and Local Levels.

●	The impact of changes in interest rates.

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	June 30, 2,014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$214,067	$-
Accounts receivable	68,399	-
Advance to related party	84,681	-
Assets held for sale	-	4,409
Inventory and prepaid expenses	2,507	-
Total Current Assets	369,654	4,409

Long Term Assets
Equipment	55,108	-
Vehicles	47,286	-
Leasehold Improvements	25,794	-
	128,188	-
Accumulated depreciation	(5,366)	-
	122,822	-

Intangible assets	13,500	-

TOTAL ASSETS	$505,976	$4,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued liabilities	$62,469	$-
Amounts due to related parties held for sale	-	2,641,766
Total Current Liabilities	62,469	2,641,766

LONG TERM DEBT
Vehicle Loan	46,571	-
Convertible Promissory Notes	759,283	-
Debt Discount on Convertible Notes	(691,118)	-
	114,736	-
NONCURRENT LIABILITIES
Derivative Liability on Convertible Debt	2,497,424	-

TOTAL LIABILITIES	2,674,629	2,641,766

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 99,375,000 shares issued and outstanding	994	994
Paid in capital	2,791,613	148,507
Accumulated other comprehensive income	(11,250)	(11,250)
Accumulated deficit	(4,950,782)	(2,775,608)
Total Stockholders’ Deficit	(2,168,654)	(2,637,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$505,976	$4,409

See accompanying notes to the unaudited condensed consolidated financial statements

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the quarter ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenue	$346,559	-	$346,559	$-

Cost of revenue	282,606	-	282,606	-

Gross margin	63,954	-	63,954	-

Operating Expenses:
Depreciation expenses	5,366	-	5,366	-
Product development cost	7,768	-	7,768	-
General and administrative expenses	352,449	-	399,535	-
Total operating expenses	365,582	-	412,668	-

Operating loss	(301,628)	-	(348,714)	-

Other income (expenses):
Interest expense	(13,633)	-	(13,633)	-
Amortization of Debt Discount on Convertible Notes	(68,165)	-	(68,165)	-
Change in Derivative Liability	(1,738,141)	-	(1,738,141)	-

Loss from continuing operations before provision for income taxes	-	-	(2,168,653)	-

Provision for income taxes	-	-	-	-

Loss from continuing operations	(2,121,567)	-	(2,168,653)	-

Loss from discontinued operations	-	(69,166)	(6,521)	(161,335)

Net loss	(2,121,567)	(69,166)	(2,175,174)	(161,335)

Comprehensive loss:

Foreign currency translation loss	-	(2,103)	-	(5,237)
		-
Comprehensive loss	$(2,121,567)	(71,269)	$(2,175,174)	$(166,572)

Loss per common share from continuing operations - basic and diluted	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Loss per common share from discontinued operations - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	99,375,000	99,375,000	99,375,000	99,375,000

See accompanying notes to the unaudited condensed consolidated financial statements

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,175,174)	$(161,335)
Loss from discontinued operations	(6,521)	(161,335)
Loss from continuing operations	(2,168,653)	-

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,366	-
Amortization of Debt Discount	68,165	-
Change in Derivative Liability	1,738,141	-

Changes in operating assets and liabilities:
Accounts receivable	(68,399)	-
Inventory and prepaid expenses	(2,507)	-
Accrued liabilities	62,469	-
Amount due from related part	(84,681)	-
Cash used in operating activities of continuing operations	(450,099)	-

Cash provided by operating activities of discontinued operations	-	5,026

Net cash (used in) operating activities	(450,099)	5,026

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible Assets	(13,500)	-
Purchase of Equipment	(55,108)	-
Leasehold Improvements	(25,794)	-

Cash flow used by investing activities	(94,402)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debt	759,283	-
Payment on Vehicle Loan	(715)	-
Net cash provided by financing activities	758,568	-

Effect of exchange rate changes on cash	-	(5,237)
Net increase/(decrease) in cash	214,067	(211)
Cash, beginning of period	-	1,197
Cash, end of period	$214,067	$986

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Beneficial conversion feature on convertible notes	$759,283	$-
Issuance of stock in connection with merger	$772	$-
Sales to subsidiaries to related party, credited to APIC account	$2,643,881	$-
Vehicle purchase on loan	$47,286	$-

See accompanying notes to the unaudited condensed consolidated financial statements

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Company

Surna Inc. (the “Company”, “we”, “our”) was incorporated in Nevada, USA, on October 15, 2009.

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 shares of its common stock. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (“Surna HK”), was formed on June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK (“Flying Cloud”). All of the Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of the Company beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. (“Suma Networks I”) and Surna Networks Ltd. (“Suma Networks II”) are wholly-owned subsidiaries of the Company, formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, the Company sold Suma Networks I and Suma Networks IIto Chan Kam Ming for a total sales price of US$1. The Company assumed the liabilities of Suma Networks I and Suma Networks II, which totaled US$9,286. All significant intercompany transactions are eliminated.

Qoo Games Limited (“Qoo Games”) was incorporated in Hong Kong on February 21, 2012. It was intended that this company operate as the publisher of mobile games, including the iOS and Android operating systems, but this restructuring did not take place. Surna Media disposed of Qoo Games on January 24, 2014 for HK$1 (par value of the shares), and there were no assets, liabilities or any transactions for Qoo Games during its existence.

Effective March 25, 2014, we completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity.

The dividend shares of Trebor are and shall remain restricted securities as defined in Rule 144, promulgated under the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one for one basis to the Company’s shareholders of record on March 21, 2014.

Trebor is a party to a Memorandum of Understanding (“MOU”) dated March 24, 2014, with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and its associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines. The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including a specific gold mining property (the “Pargum Mine”). The MOU also requires the parties to develop a plan of operation for the Pargum Mine, including financing and expansion. It is expected that RMA will secure necessary permits required for the development, construction and plant operations. It is expected that Trebor will provide the necessary financing and technology for the anticipated operations at Pargum Mine. In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities.

On March 26, 2014, we entered into a merger agreement (“Merger Agreement”) with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we became the sole surviving corporation of said merger (the “Merger”). It is our intention that: (i) the Merger shall qualify as a tax free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and related sections thereunder, (ii) that the Merger Agreement qualifies as a “plan of reorganization” within the meaning of Treasury Regulation Sections 1.368-2(g) and 1.368-3(a), and (iii) the Merger shall qualify as a transaction in securities exempt from registration or qualification under the Securities Act of 1933, as amended, and under the applicable securities laws of each state or jurisdiction where the Company’s shareholders reside. The Merger was effective on March 31, 2014, and has been accounted for as among entities under common control.

At the closing of the Merger, Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted totaling 10,000 shares. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.25, outstanding at June 30, 2014.

On March 31, 2014, we entered into a binding membership interest purchase agreement (“Purchase Agreement”) with Hydro Innovations, LLC, a Colorado limited liability company and its owners, Stephen Keen and Brandy Keen (collectively referred to as “Hydro”), wherein we will acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014. See Note 8 – Subsequent Events.

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Surna Inc. (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s most recent Form 10-K as filed with the SEC on April 15, 2014.

In opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

Basis of Consolidation

Effective June 30, 2014, the Company sold all of its interest in its wholly owned subsidiary Surna Media, along with Surna Media’s subsidiaries Surna HK and Flying Cloud. As a result, the assets and liabilities of Surna Media and its subsidiaries have been reclassified as assets held for sale on the December 31, 2013 balance sheet.

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

Derivative Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

●	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the warrants outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging – Contracts in an Entity’s Own Stock.” See Note 6 for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

The fair value of these derivative notes was determined using a Black-Scholes-Merton option pricing model with any change in fair value during the period recorded in earnings as “Other income (expense) – Unrealized gain (loss) on change in convertible derivative value.”

Significant Level 3 inputs used to calculate the fair value of the derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these derivative notes pursuant to the anti-dilution provision. See Note 5 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014. There were no transfers of financial assets between levels during the six months ended June 30, 2014.

	Carrying Value at	Fair Value Measurement at June 30, 2014
	June 30, 2014	Level 1	Level 2	Level 3
Derivative liability - Notes	$2,497,424	$-	$-	$2,497,424

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheet at fair value.

Revenue Recognition:

The Company provides climate equipment, integrated solutions, and installation designed for the indoor gardening industry through construction-type contracts. The term of these types of contracts is typically less than one year. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At June 30, 2014, the Company had no such contracts.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2014 and 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

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

Concentrations:

The Company's revenues earned from sale of products for the three and six months ended June 30, 2014 and 2013 included an aggregate of 80% of the Company's total revenues from three customers, Champlain Valley Dispensary, Pioneer Production and Weed MD. The Company purchased 66% of it cost of goods sold from three vendors, Ferguson Plumbing, Johnstone Supply and MultiAqua during the three and six months ended June 30, 2014 and 2013.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2014	June 30, 2013
Period-end HKD: USD exchange rate	$7.75	$7.80
Average Period HKD: USD exchange rate	$7.75	$7.80
Period-end RMB: USD exchange rate	$6.16	$6.17
Average Period RMB: USD exchange rate	$6.14	$6.20

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

Recent Accounting Pronouncements:

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for the Company’s calendar year 2015, however, early adoption is permitted and, accordingly, we have elected to implement the guidance in our quarter ended June 30, 2014 financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $307,185 in working capital (current assets exceed current liabilities), and has generated cumulative net losses of $4,950,782 during the period from inception through June 30, 2014.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing. On March 28, 2014, the Company commenced a continuous private placement in the form of convertible promissory notes for up to $5,000,000 (“Private Placement”). As of June 30, 2014, the Company has raised $ 759,283 from the Private Placement.

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

NOTE 3 – SALE OF SUBSIDIARY AND RELATED PARTY TRANSACTIONS

On June 30, 2014, the Company executed a separation agreement (“Separation Agreement”) with Lead Focus Limited, a British Virgin Islands company and related party (“LFL”), whereby the Company sold 100% of the issued and outstanding stock of Surna Media to LFL, along with Surna Media’s subsidiaries Surna HK, and Surna HK’s subsidiary Flying Cloud (collectively “Surna Media Entities”).

The sales price for the Surna Media Entities was $2,643,880, which is comprised of a payment of $1 in cash and LFL’s assumption of all of the liabilities of the Surna Media Entities. As a result of this sale, the Company eliminated from its balance sheet all assets and liabilities associated with Surna Media Entities and recorded a credit of $2,643,881 to its additional paid in capital.

NOTE 4 – CONVERTIBLE DEBT

During the period ended June 30, 2014, the Company issued convertible promissory notes to investors in the aggregate principal amount of $759,283. The convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The convertible promissory notes are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock.

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $759,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $759,283 was allocated as a debt discount and derivatives liability. The debt discount is being amortized over the two year term of the convertible promissory notes. The Company recognized a charge of $68,165 during the quarter ended June 30, 2014 for amortization of the debt discount.

Note 5 – DERIVATIVE LIABILITY

The convertible promissory notes discussed in Note 4 have a variable conversion price that gave rise to a derivative liability. The fair value of the derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The fair value of the described embedded derivative of $2,497,424 at June 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.45%
(2) dividend yield of	0.00%
(3) volatility factor of	255.00%
(4) an expected life of the conversion feature of	2 years
(5) estimated fair value of the company’s common stock of	$3.41 per share.

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $1,738,141 for the six months ended June 30, 2014 was recorded as other expenses.

The following table represents the Company’s derivative liability activity for the period ended June 30, 2014:

Amount
Derivative liability balance, December 31, 2013	$-
Issuance of derivative liability during the period ended June 30, 2014	759,283
Change in derivative liability during the six months ended June 30, 2014	1,738,141
$2,497,424

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for yearly payment as follows:

Balance of 2014 (July 1, 2014 through December 31, 2014)	$83,422
Calendar year 2015	$184538
January 1 through September 30, 2016	$138404

In connection with the closing of Hydro Innovations acquisition as discussed in Note 8, the Company entered into employment agreements with Brandy Keen as its Vice President of Operations and Stephen Keen as its Vice President of Research and Development. Each employment agreement has a three year term and annual base salary of $96,000. The amount payable over the next three years for the two agreements totals $576,000. The terms of these agreements and the acquisition are discussed in Note 8 – Subsequent Events.

NOTE 7 – PATENTS

On May 2, 2014, the Company filed a provisional patent application covering enhancements to its proprietary “airstream” curved reflectors used in grow lights (“Airstream”). The Airstream is believed to be a technological breakthrough designed to enable growers to increase production, ensure uniform growth rates and consistent quality plants, all while conserving energy. The Airstream provides improved uniform light distribution over plants, with minimal light distribution outside the target area, compared with conventional reflectors. It is designed to enable up to 30 percent more light to hit the plant canopy, compared with some traditional reflectors.

On June 27, 2014, the Company filed a provisional patent covering water chilled systems that facilitate control of temperature, specifically heating and cooling control, CO2 levels and electrical needs, all from a source of hydrocarbon fuel (the “System”). Typical water chilled systems are run off electricity from the electric grid and as such electric costs are subject to demand and seasonal electrical rates. Our System is designed to be powered by hydrocarbon-fueled electric generators and can be disconnected from the power grid. Additionally, the System provides for a clean and constant supply of CO2 without additional equipment.

NOTE 8 – SUBSEQUENT EVENTS

Effective as of July 1, 2014, we entered into a Modification and Amendment (the “Hydro Amendment”) to the previously disclosed March 31, 2014 Membership Purchase Agreement we entered into with Hydro Innovations, LLC, a Colorado limited liability company and its owners, Stephen Keen and Brandy Keen (collectively referred to as “Hydro”) to acquire a 100% interest in Hydro. Pursuant to the terms of the Hydro Amendment, we paid to the Keen’s $250,000 by the delivery to the Keens of a $250,000 promissory note from the Company (the “Surna Note”). The Surna Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The Surna Note may be prepaid in whole or in part at any time.

As additional consideration for the purchase of Hydro, the Company entered into an employment agreements with the Keens. Pursuant to the terms of Brandy Keen’s employment agreement, the Company agreed to employ Brandy Keen as its Vice President of Operations for a period of three years beginning on July 18, 2014 and pay her an annual base salary of $96,000 which is subject to review annually by the Company’s Board of Directors. Brandy Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Brandy Keen’s employment is at-will and may be terminated at any time, with or without cause. Brandy Keen is subject to a restriction on competition following termination of his employment agreement for a period of one year.

Pursuant to the terms of Stephen Keen’s employment agreement, the Company agreed to employ Stephen Keen as its Vice President of Research and Development for a period of three years beginning on July 18, 2014 and pay him an annual base salary of $96,000 which is subject to review annually by the Company’s Board of Directors. Stephen Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Brandy Keen’s employment is at-will and may be terminated at any time, with or without cause. Stephen Keen is subject to a restriction on competition following termination of his employment agreement for a period of one year.

On June 18, 2014, the Company issued 1,000,000 shares of its common stock in connection with a Consulting Services Agreement with Newbridge Financial, Inc. (the “Agreement”). The Agreement calls for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance and development initiatives; assist in preparing for and completing an equity capital raise; formulating the optimal strategy to meet working capital needs; and identify and introduce private institutional financial investors, private lender and/or other sources of capital.

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

Overview

Surna Inc. (“we”, “us”, the “Company”, “Surna”) was incorporated in Nevada on October 15, 2009. Currently, we plan to acquire intellectual property and scalable operating companies and develop, produce and sell equipment for the legal marijuana industry with a focus on disruptive technology, equipment and related support services. In furtherance of our plans, on March 26, 2014 we entered into a Merger Agreement with Safari Resource Group, Inc. (“Safari”), a Nevada Corporation. Safari plans to introduce in the fourth quarter of 2014 its “Airstream” curved reflectors to be incorporated into grow lights to form an integral part of its proposed commercial line of leading-edge cannabis and indoor agriculture equipment products.

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement with Stephen Keen and Brandy Keen who are our substantial shareholders of our company and related parties, to acquire their 100% interest in Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company. Hydro, is engaged in the business of designing, manufacturing and distributing proprietary, state-of-the-art indoor climate control systems such as chillers, lights, reflectors and irrigation systems for cannabis and other indoor agriculture markets. We completed this acquisition effective as of July 1, 2014.

Prior to our merger with Safari and acquisition of Hydro, we had been engaged in the development of web and mobile games and social networks, and telecommunications services, IT support services and open-source software development though our wholly owned subsidiary, Surna Media. Effective June 13, 2014, we sold Surna Media to a combination of prior officers, directors and others for $2,643,880 which was comprised of a payment of $1 in cash and the buyer’s assumption of all of the liabilities of Surna Media and its subsidiaries. As a result of this sale, we eliminated from our balance sheet all assets and liabilities associated with Surna Media and recorded a credit of $2,643,881 to our Additional Paid in Capital.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Three Months Ended June 30, 2014 and June 30, 2013

Our revenues from continuing operations for the three month period ended June 30, 2014 were $346,559 from sales of our climate control systems and related products. The net loss from operations for the three month period ended June 30, 2014 was $301,628 of which includes $5,366 for depreciation and $360,217 for general and administration expense. The revenues from discontinued operations for the three months period ended June 30, 2013 were $13 and the net loss from discontinued operations for the three months period ended June 30, 2013 was $69,166 of which includes $3,333 for depreciation and $65,846 for general and administration expense.

Six Months Ended June 30, 2014 and June 30, 2013

Our revenues from continuing operations for the three month period ended June 30, 2014 were $346,559 from sales of our climate control systems and related products. The net loss from operations for the three month period ended June 30, 2014 was $348,714 of which includes $5,366 for depreciation and $407,303 for general and administration expense. The revenues from discontinued operations for the three months period ended June 30, 2014 were NIL and the net loss from discontinued operations for the three months period ended June 30, 2013 was $69,166 of which includes $3,333 for depreciation and $65,846 for general and administration expense.

Liquidity and Capital resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital (current assets exceed current liabilities) of $307,185 and $214,067 of cash as of June 30, 2014 but had a working capital deficit of $2,637,357 and no cash as of December 31, 2013. Although substantially improved, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

4

Net cash used in operating activities was $450,099 for the period ended June 30, 2014, compared to NIL for the same period in 2013. The increase is primarily a result of increase in our net loss, amount due from related party, and accounts receivable and inventory and prepaid expenses, partially offset by a change in derivative liability, amortization of debt discount and accrued liability.

Net cash used by investing activities during the period ended June 30, 2014 was $94,402 compared to NIL for the same period in 2013. The increase is a result of purchase of equipment, intangible assets and leasehold improvements.

Net cash provided by financing activities during the period ended June 30, 2014, was $758,568 compared to NIL for the same period in 2013. Cash provided by financing activities were primarily a result of proceeds from a sale of convertible notes totaling $759,283.

Cash Requirements

We are a start-up company and have not yet generated significant revenues from our business operations. Our auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or increase sales and related profits.

We commenced a Private Placement of Convertible Notes (the “Notes”) for up to $5,000,000. The Notes have a term of two years with an annual interest rate of ten percent (10%). The Notes are convertible into our shares of common stock at a conversion rate equal to the lesser of $1.00 or eighty percent (80%) of the prior thirty day weighted average market price per share. The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Through August 10, 2014, the Company has raised $1,100,000 from the sale of the Notes. The conversion of the Notes will result in additional dilution to existing shareholders.

If we are not able to raise sufficient capital from the Private Placement or generate sufficient sales and related profits, we may be unable to continue, develop or expand our operations.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We currently have $307,185 of working capital (current assets exceed current liabilities) and although our revenues are increasing, the company has generated cumulative net losses of $4,950,782 during the period from inception through June 30, 2014

5

In the course of our development activities, we have sustained and continue to sustain losses. These conditions raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent on its ability to meet our obligations, to obtain additional financing as may be required until such time as it can generate sources of recurring revenues and to ultimately attain profitability. Although there can be no guarantee of us successfully obtaining additional ongoing financing, we have engaged in activities to address these financial concerns. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The report of our independent registered public accounting firm relating to the December 31, 2013 consolidated financial statements states that there is substantial doubt about tour ability to continue as a going concern.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

10.2	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management compensation agreement

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : August 14, 2014	SURNA, INC.

	By:	/s/ Tom Bollich
Tom Bollich, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

8