Form 10-Q/A
period 2014-06-30
Surna Inc.
filed 2014-08-19
CIK 1482541

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

Explanatory note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

2

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

10.2	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

+ Management compensation agreement

* These Exhibits were previously included in the Company’s Quarterly Report on Form 10-Q for the Quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2014	SURNA, INC.

	By:	/s/ Tom Bollich
Tom Bollich, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

4