Form 10-Q
period 2014-09-30
Surna Inc.
filed 2014-11-19
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54286

SURNA, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27-3911608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1780 55th St., Suite C, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,386,250 as of November 11, 2014.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$150,666	$-
Accounts receivable	309,581	-
Assets held for sale	-	4,409
Inventory and prepaid expenses	97,638
Total Current Assets	557,885	4,409

Long Term Assets
Equipment	80,491	-
Vehicles	62,286	-
Molds	31,063	-
Leasehold Improvements	37,923	-
	211,763	-
accumulated depreciation	(57,110)	-
	154,653	-

Intangible assets	656,742	-
accumulated amortization	(3,788)	-
	652,954	-

TOTAL ASSETS	$1,365,492	$4,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued liabilities	$214,060	$-
Accrued Interest	41,517	-
Line of Credit	29,592	-
Current Portion LT Debt	60,000	-
Amounts due Shareholder	288,186	-
Amounts due to related parties held for sale	-	2,641,766
Total Current Liabilities	633,355	2,641,766

LONG TERM DEBT
Convertible Promissory Notes	1,324,283	-
Debt Discount on Convertible Notes	(1,116,698)	-
Promissory Note	185,000	-
Vehicle Loan	44,265	-
	436,850	-
NONCURRENT LIABILITIES
Derivative Liability on Convertible Debt	951,838	-

TOTAL LIABILITIES	2,022,043	2,641,766

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 103,386,250 and 99,375,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,034	994
Paid in capital	2,824,473	148,507
Accumulated other comprehensive income		(11,250)
Accumulated deficit	(3,482,830)	(2,775,608)
Total Stockholders’ Deficit	(656,551)	(2,637,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,365,492	$4,409

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the quarter ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenue	$859,488	$10	$1,206,047	$46

Cost of revenue	377,786	-	660,391	-

Gross margin	481,702	10	545,656	46

Operating Expenses:
Depreciation expenses	8,976	3,333	14,342	9,999
Product development cost	140,394	-	148,162
General and administrative expenses	791,570	11,066	1,191,104	165,770
Total operating expenses	940,941	14,399	1,353,608	175,769

Operating loss	(459,238)	(14,389)	(807,952)	(175,723)

Other income (expenses):
Interest Expense	(32,725)	-	(46,358)	-
Amortization of Debt Discount on Convertible Notes	(139,420)	-	(207,585)	-
Change in Derivative Liability	2,110,586	-	372,445	-

Income (Loss) from continuing operations before provision for income taxes	1,479,202	(14,389)	(689,451)	(175,723)

Provision for income taxes	-	-	-	-

Income (Loss) from continuing operations	1,479,202	-	(689,451)	-

Loss from discontinued operations		-	(6,521)	-

Net Income (loss)	1,479,202	(14,389)	(695,972)	(175,723)

Comprehensive loss:
Foreign currency translation loss	-	(10,665)	-	(15,902)

Comprehensive Income (loss)	$1,479,202	$(25,054)	$(695,972)	$(191,625)

Income (Loss) per common share from continuing operations - basic and diluted	$0.01	$(0.00)	$(0.01)	$(0.00)

Loss per common share from discontinued operations - basic and diluted		$(0.00)		$(0.00)

Net Income (loss) per common share - basic and diluted	$0.01	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding,
Basic	100,222,948	99,375,000	99,660,755	99,375,000
Fully diluted	112,988,948	99,375,000	99,660,755	99,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Net loss	$(695,972)	$(175,723)
Loss from discontinued operations	6,521	-
Loss from continuing operations	(689,451)	(175,723)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,342	9,999
Amortization of Debt Discount	207,585	-
Change in Derivative Liability	(372,445)	-
Consulting services paid in stock	29,400	-
Imputed interest	3,500	-

Changes in operating assets and liabilities:
Accounts receivable	(230,500)	(69)
Inventory and prepaid expenses	(80,007)	250
Accounts payable and accrued liabilities	69,766	(24,804)
Amount due to related parties		205,629
Cash used in operating activities	(1,047,809)	15,282

Net cash used in operating activities	(1,047,809)	15,282

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(20,500)	-
Purchase of equipment	(66,066)	-
Leasehold improvement	(25,794)	-
	(112,360)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Debt	1,324,283	-
Payment on vehicle loan	(3,021)	-
Payments on line if credit	(5,427)	-
Payments on promissory note	(5,000)	-
Net cash provided by financing activities	1,310,835	-

Effect of exchange rate changes on cash	-	(15,902)
Net increase / (decrease) in cash	150,666	(620)
Cash, beginning of period	-	1,197
Cash, end of period	$150,666	$577

Supplemental cash flow information:
Interest paid	$3,607	-
Income tax paid	-	-

Non-cash investing and financial activities:
Beneficial conversion feature on convertible notes	$1,324,283	-
Issuance of stock in connection with merger	$802	-
Sale of subsidiary to related party, credit to APIC account	$2,643,878	-
Vehicle purchased with debt	$47,286	-
Intangible assets acquired by debt	$631,064	-
Issuance of stock in connection with equity raise	$10	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Company

Surna Inc. (the “Company”, “we”, or “our”) was incorporated in Nevada, USA, on October 15, 2009.

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 shares of its common stock. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (“Surna HK”), was formed on June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK (“Flying Cloud”). All of the Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of the Company beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. (“Surna Networks I”) and Surna Networks Ltd. (“Surna Networks II”) are wholly-owned subsidiaries of the Company, formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, the Company sold Surna Networks I and Surna Networks IIto Chan Kam Ming for a total sales price of US$1. The Company assumed the liabilities of Surna Networks I and Surna Networks II, which totaled US$9,286. All significant intercompany transactions are eliminated.

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

At the closing of the Merger, Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted totaling 10,000 shares. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,290,000 options, with an exercise price of $0.25, outstanding at September 30, 2014.

On September 30, 2014, the Company issued 2,981,250 shares of its common stock in connection with the merger with Safari Resources Group, Inc. and recapitalization of the company. These additional shares were due upon the completion of the company’s firm acquisition, which closed during the third quarter.

On March 31, 2014, we entered into a binding membership interest purchase agreement (“Purchase Agreement”) with Hydro Innovations, LLC, a Colorado limited liability company and its owners, Stephen Keen and Brandy Keen (collectively referred to as “Hydro”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014.

Effective as of July 1, 2014, we entered into a modification and amendment (the “Hydro Amendment”) to the previously disclosed March 31, 2014 membership purchase agreement we entered into with Hydro Innovations, LLC, a Colorado limited liability company and its owners, Stephen Keen and Brandy Keen (collectively referred to as “Hydro”) to acquire a 100% interest in Hydro. The Hydro transaction closed on July 25, 2014 at which day we acquired 100% of the Hydro membership interests and Hydro became our wholly owned subsidiary. Pursuant to the terms of the Hydro Amendment, we paid to the Keens $250,000 by the delivery to the Keens of a $250,000 promissory note from the Company (the “Surna Note”). The Surna Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The Surna Note may be prepaid in whole or in part at any time.

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

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to ultimately determine the fair values of tangible and intangible assets acquired and liabilities assumed for Hydro, we may engage a third party independent valuation specialist, however as of the date of this report, the valuation has not been undertaken. The Company has estimated the preliminary purchase price allocations based on historical inputs and data as of June 30, 2014. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuation of the fair values and useful lives of property and equipment acquired; (ii) finalization of the valuations and useful lives for intangible assets; (iii) finalization of the valuation of accounts payable and accrued expenses; and (iv) finalization of the fair value of non-cash consideration.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. The Company expects the purchase price allocations for the acquisition of Hydro to be completed by the end of the fourth quarter of 2014.

The following table summarizes the preliminary fair values of the Hydro assets acquired and liabilities assumed as of the effective acquisition date of June 30, 2014:

Purchase price:
Promissory Note	$250,000
Liabilities assumed	509,015
Total purchase price	$759.015

Fair value of assets:
Current assets	$96,712
Property and equipment	29,808
Other assets	1,432
Excess- identifiable intangible assets	631,064
Fair value of assets acquired	$759.015

This pro forma adjustments do not reflect the amortization of intangible assets acquired, if any, in the Acquisition.

Unaudited supplemental pro forma financial information

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of January 1, 2013. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations actually would have been had it completed the Acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Acquisition.

	Nine Months Ended		Year Ended
	September 30,		December 31,
	2014	2013	2013	2012

Revenue	$1,855,972	$477,069	$695,081	$640,283
Cost of sales	1,033,707	193,814	334,719	310,159
Gross Margin	822,265	283,255	360,362	330,124

Operating Expenses:
Depreciation expense	20,509	17,127	27,589	25,395
Product development costs	170,374	-	40,085	48,405
General and administrative expenses	1,672,119	382,110	555,851	1,135,640
Total operating expenses	1,863,003	399,237	623,525	1,209,440
Operating Loss	(1,040,737)	(115,982)	(263,163)	(879,316)

Other Income (Expense)
Interest expense	(55,524)	(4,141)	(8,360)	(11,702)
Amortization of Debt Discount on Convertible Notes	(207,585)	-	-	-
Change in Derivative Liability	372,445	-	-	-
Loss From Continuing Operations	(931,402)	(120,123)	(271,523)	(891,018)

Loss From Discontinued Operations	(6,521)	-	-	11,607
Net Loss	(937,923)	(120,123)	(271,523)	(879,411)

Comprehensive loss:
Foreign currency translation loss	-	(15,902)	(6,946)	-
Comprehensive loss:	$(937,923)	$(136,025)	$(278,469)	$(879,411)

Earnings per share attributable to Surna, Inc.
Basic	$(0.01)	$(0.00)	$(0.00)	$(0.01)
Fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)

Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by the Company as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the U.S. Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the Company’s most recent Form 10-K as filed with the SEC on April 15, 2014.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim consolidated financial statements.

Basis of Consolidation

Effective June 30, 2014, the Company sold all of its interest in its wholly owned subsidiary Surna Media, along with Surna Media’s subsidiaries Surna HK and Flying Cloud. As a result, the assets and liabilities of Surna Media and its subsidiaries have been reclassified as assets held for sale on the December 31, 2013 balance sheet.

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the U.S. (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock. ” See Note 8 for discussion of the impact the derivative financial instruments had on the Company’s unaudited condensed consolidated financial statements and results of operations.

The fair value of these derivative notes was determined using a Black-Scholes-Merton option pricing model with any change in fair value during the period recorded in earnings as “Other income (expense) - Unrealized gain (loss) on change in convertible derivative value.”

Significant Level 3 inputs used to calculate the fair value of the derivative notes include the stock price on the valuation date, expected volatility, risk-free interest rate and management’s assumptions regarding the likelihood of a repricing of these derivative notes pursuant to the anti-dilution provision. See Note 5 for further discussion.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014. There were no transfers of financial assets between levels during the nine months ended September 30, 2014.

	Carrying Value at	Fair Value Measurement at September 30, 2014
	September 30, 2014	Level 1	Level 2	Level 3
Derivative liability - Notes	$951,838	$-	$-	$951,838

The Company did not identify any other assets and liabilities that are required to be presented on the unaudited condensed consolidated balance sheet at fair value.

Revenue Recognition:

The Company provides climate equipment, integrated solutions, and installation designed for the indoor gardening industry through construction-type contracts. The term of these types of contracts is typically less than one year. Revenues related to these contracts are recognized using the percentage-of-completion method in accordance with US GAAP. This measure of progress toward completion, utilized to recognize sales and profits, is based on the proportion of actual cost incurred to date as compared to the total estimate of contract costs at completion. The timing of revenue recognition often differs from the invoicing schedule to the customer, with revenue recognition in advance of customer invoicing recorded to unbilled accounts receivable and invoicing in advance of revenue recognition recorded to deferred revenue. At September 30, 2014, the Company had no such contracts.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At September 30, 2014 and 2013, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Foreign Currency Translation:

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10 Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the unaudited condensed consolidated results of operations.

Concentrations:

The Company’s revenues earned from sale of products for the three and nine months ended September 30, 2014 included an aggregate of 26% of the Company’s total revenues from two customers. The Company purchased 70% of it cost of goods sold from three vendors during the three and nine months ended September 30, 2014.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2014	September 30, 2013
Period-end HKD: USD exchange rate	$7.76	$7.80
Average Period HKD: USD exchange rate	$7.75	$7.80
Period-end RMB: USD exchange rate	$6.14	$6.12
Average Period RMB: USD exchange rate	$6.16	$6.15

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

Recent Accounting Pronouncements:

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915)”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial statements. The provisions of the amendments are effective for the Company’s calendar year 2015, however, early adoption is permitted and, accordingly, we have elected to implement the guidance in our quarter ended September 30, 2014 financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company currently has $75,470 deficiency in working capital (current assets less current liabilities), and has generated cumulative net losses of $3,482,830 during the period from inception through September 30, 2014.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing. On March 28, 2014, the Company commenced a continuous private placement in the form of convertible promissory notes for up to $5,000,000 (“Private Placement”). On October 16, 2014, the Company closed the Private Placement in which it raised $1,324,283 and filed a Form D with the SEC disclosing the closing of the Private Placement. Subsequent to the closing, the Company entered into an agreement with Newbridge Securities Corporation to raise up to $3,000,000 in a combination of issuance of shares of common stock, convertible notes and warrants (see Note 12 Subsequent Events).

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

NOTE 3 - SALE OF SUBSIDIARY AND RELATED PARTY TRANSACTIONS

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

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2014 and December 31, 2013, property and equipment consists of:

	2014	2013
Furniture & equipment	$80,491	$-
Molds	31,063	-
Vehicles	62,286	-
Leasehold Improvements	37,923	-
	211,763
Accumulated depreciation	(57,110)	-
	$154,653	$-

Depreciation expense amounted to $14,301 the nine months ended September 30, 2014.

NOTE 5 - INTANGIBLE ASSETS

At September 30, 2014 and December 31, 2013, intangible assets consist of:

	2014	2013
Patent and trademark costs	$ 25,678	$-
Intellectual property	631,064	-
	656,742	-
Accumulated depreciation	(3,788)	-
	$652,954	$-

Amortization expense amounted to $41 the nine month ended September 30, 2014.

NOTE 6 - PROMISSORY NOTE AND VEHICLE LOAN

In connection with the purchase of Hydro Innovations, LLC (“Hydro”) (See Note 1 - Summary of Significant Accounting Policies) the company issued a $250,000 promissory note (“Note”) as part of the purchase price. The Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. At September 30, 2014, the Note had a balance of $245,000, with $60,000 and $185,000 reflected on the balance sheet as current and long-term respectively.

During the nine months ended September 30, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872.07 per month for 60 months. The balance of the loan at September 31, 2014 was $44,265.

NOTE 7 - CONVERTIBLE DEBT

During the period ended September 30, 2014, the Company issued convertible promissory notes to investors in the aggregate principal amount of $1,324,283. The convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The convertible promissory notes are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock.

Due to the variable conversion price associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $1,324,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and derivatives liability. The debt discount is being amortized over the two year term of the convertible promissory notes. The Company recognized a charge of $139,420 and $207,585 respectively during the quarter and nine months ended September 30, 2014 for amortization of the debt discount.

Note 8 - DERIVATIVE LIABILITY

The convertible promissory notes discussed in Note 4 have a variable conversion price that gave rise to a derivative liability. The fair value of the derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair value of the derivative liability are recorded in the statement of operations under other income (expense).

The fair value of the described embedded derivative of $951,838 at September 30, 2014 was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	0.57%
(2) dividend yield of	0.00%
(3) volatility factor of	137.00%
(4) an expected life of the conversion feature of	2 years
(5) estimated fair value of the company’s common stock of	$0.98 per share

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating income of $372,445 for the nine months ended September 30, 2014.

The following table represents the Company’s derivative liability activity for the quarter and nine months ended September 30, 2014:

Amount
Derivative liability balance, December 31, 2013	$-
Issuance of derivative liability during the nine months ended September 30, 2014	1,324,283
Change in derivative liability during the nine months ended September 30, 2014	(372,445)
$951,838

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for yearly payment as follows:

Balance of 2014 (October 1, 2014 through December 31, 2014)	$46,134
Calendar year 2015	$184,538
January 1 through September 30, 2016	$138,404

In connection with the closing of Hydro Innovations acquisition as discussed in Note 1, the Company entered into employment agreements with Brandy Keen as its Vice President of Operations and Stephen Keen as its Vice President of Research and Development. Each employment agreement has a three year term and annual base salary of $96,000. The amount payable over the next three years for the two agreements totals $576,000. The terms of these agreements and the acquisition are discussed in Note 1.

NOTE 10 - PATENTS

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

NOTE 11- SHAREHOLDERS’ EQUITY

During the quarter ended September 30, 2014, the Company issued shares of its common stock as follows:

On July 18, 2014, the Company issued 1,000,000 shares of its common stock in connection with a Consulting Services Agreement with Newbridge Financial, Inc. (the “Agreement”). The Agreement calls for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance and development initiatives; assist in preparing for and completing an equity capital raise; formulating the optimal strategy to meet working capital needs; and identify and introduce private institutional financial investors, private lender and/or other sources of capital.

On September 30, 2014, the Company issued a total of 30,000 shares of its common stock to three consultants to provide general business consulting services.

On September 30, 2014, the Company issued 2,981,250 shares of its common stock in connection with the merger with Safari Resources Group, Inc. and recapitalization of the company. These additional shares were due upon the completion of the company’s firm acquisition, which closed during the third quarter. See Note 1 to the unaudited Condensed Consolidated Financial Statements herein.

NOTE 12 - SUBSEQUENT EVENTS

In October 2014, the Company engaged Newbridge Securities Corporation to act on a “best efforts” basis as financial advisor and exclusive placement agent for the Company in connection with the structuring, issuance, and sale of debt and/or equity “Securities” as defined. For this purpose, Securities is defined as up to 60 Units (each, a “Unit”) with each Unit consisting of (i) Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% Convertible Note; and (iii) 50,000 Warrants for the purchase of 50,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our consolidated financial statements (unaudited) for the current period and our consolidated annual audited financial statements for the last fiscal year as filed on our Annual Report on Form 10-K for the year ended December 31, 2013, and the notes thereto and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our last annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On March 31, 2014 we entered into a binding Membership Interest Purchase Agreement with Stephen Keen and Brandy Keen who are our substantial shareholders of our company and related parties, to acquire their 100% interest in Hydro Innovations, LLC (“Hydro”), a Colorado limited liability company. Hydro, is engaged in the business of designing, manufacturing and distributing proprietary, state-of-the-art indoor climate control systems such as chillers, lights, reflectors and irrigation systems for cannabis and other indoor agriculture markets. We completed this acquisition on of July 25, 2014 with an effective date of July 1, 2014.

Prior to our merger with Safari and acquisition of Hydro, we had been engaged in the development of web and mobile games and social networks, and telecommunications services, IT support services and open-source software development though our wholly owned subsidiary, Surna Media. Effective June 30, 2014, we sold Surna Media to a combination of prior officers, directors and others for $2,643,880 which was comprised of a payment of $1 in cash and the buyer’s assumption of all of the liabilities of Surna Media and its subsidiaries. As a result of this sale, we eliminated from our balance sheet all assets and liabilities associated with Surna Media and recorded a credit of $2,643,881 to our Additional Paid in Capital.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Three Months Ended September 30, 2014 and September 30, 2013

Our revenues from continuing operations for the three month period ended September 30, 2014 were $859,488 from sales of our climate control systems and related products. The net loss from operations for the three month period ended September 30, 2014 was $459,238 of which includes $8,976 for depreciation, $140,394 for product development and $791,570 for general and administration expense. The revenues from discontinued operations for the three month period ended September 30, 2013 were $10 and the net loss from discontinued operations for the three months period ended September 30, 2013 was $14,389 of which includes $3,333 for depreciation and $11,066 for general and administration expense. Other income increased by $1,938,441 from $0 for the three months ended September 30, 2014 and 2013, respectively. The increase in other income is mainly due to a gain on change in derivative value.

Nine Months Ended September 30, 2014 and September 30, 2013

Our revenues from continuing operations for the nine month period ended September 30, 2014 were $1,206,047 from sales of our climate control systems and related products. The net loss from operations for the nine month period ended September 30, 2014 was $807,952 of which includes $14,389 for depreciation, $148,162 for product development and $1,191,104 for general and administration expense. The revenues from discontinued operations for the nine months period ended September 30, 2013 were $46 and the net loss from discontinued operations for the nine months period ended September 30, 2013 was $175,723 of which includes $9,999 for depreciation and $165,770 for general and administration expense. Other income increased by $118,502 in total, to $118,502 from $0 for the nine months ended September 30, 2014 and 2013 respectively. The increase in other income is mainly due to a gain on change in derivative value.

Liquidity and Capital resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit (current assets less current liabilities) of $75,470 and $150,666 of cash as of September 30, 2014 and had a working capital deficit of $2,637,357 and no cash as of December 31, 2013. Although substantially improved, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $1,047,809 for the period ended September 30, 2014, compared to nil for the same period in 2013. The increase is primarily a result of increase in our net loss, amount due from related party, and accounts receivable and inventory and prepaid expenses, partially offset by a change in derivative liability, amortization of debt discount and accrued liability.

Net cash used by investing activities during the period ended September 30, 2014 was $112,360 compared to nil for the same period in 2013. The increase is a result of purchase of equipment, intangible assets and leasehold improvements.

Net cash provided by financing activities during the period ended September 30, 2014, was $1,310,835 compared to nil for the same period in 2013. Cash provided by financing activities were primarily a result of proceeds from a sale of convertible notes totaling $1,324,283.

4

Cash Requirements

We are a start-up company and have not yet generated significant revenues from our business operations. Our auditors have issued a going concern opinion; this means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital and/or increase sales and related profits.

We commenced a Private Placement of Convertible Notes (the “Notes”) for up to $5,000,000. The Notes have a term of two years with an annual interest rate of ten percent (10%). The Notes are convertible into our shares of common stock at a conversion rate equal to the lesser of $1.00 or eighty percent (80%) of the prior thirty day weighted average market price per share. The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. On October 16, 2014, the Company closed the Private Placement in which it raised a total of $1,324,283 and filed a Form D with the SEC disclosing the closing of the private Placement. Subsequent to the closing, the Company entered into an agreement with Newbridge Securities Corporation to raise up to $3,000,000 in a combination of issuance of shares of common stock, convertible notes and warrants (see Note 8 to our unaudited condensed consolidated financial statements). The issuance of shares of common stock, conversion of the convertible notes and exercise of the warrants will result in additional dilution to existing shareholders.

If we are not able to raise sufficient capital from the Private Placement or generate sufficient sales and related profits, we may be unable to continue, develop or expand our operations.

Foreign currency and foreign currency translation

In prior periods, foreign currency has had an impact on our financial results ($6,946 in 2013 and $0 in 2012). The functional currency of the Company is the United States Dollar (“USD”). The functional currency of the Company’s operating subsidiary, Surna HK, is the Hong Kong Dollar (“HKD”).The functional currency of the Surna HK’s operating subsidiary in PRC, Flying Cloud, is the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in USD effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We currently have a working capital deficit of $75,470 (current assets less current liabilities) and although our revenues are increasing, the company has generated cumulative net losses of $3,482,830 during the period from inception through September 30, 2014.

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

5

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 18, 2014, the Company issued 1,000,000 shares of its common stock in connection with a Consulting Services Agreement with Newbridge Financial, Inc. (the “Agreement”). The Agreement calls for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance and development initiatives; assist in preparing for and completing an equity capital raise; formulating the optimal strategy to meet working capital needs; and identify and introduce private institutional financial investors, private lender and/or other sources of capital.

On September 30, 2014, the Company issued a total of 30,000 shares of its common stock to three consultants to provide general business consulting services.

On September 30, 2014, the Company issued 2,981,250 shares of its common stock in connection with the merger with Safari Resources Group, Inc. and recapitalization of the company. These additional shares were due upon the completion of the company’s firm acquisition, which closed during the third quarter. See Note 1 to the Unaudited Condensed Consolidated Financial Statements herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

6

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1**	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2**	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.1(a)**	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)**	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)**	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2**	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1**	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

10.2**	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3**	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4**	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH ***	XBRL Taxonomy Schema

101.CAL***	XBRL Taxonomy Calculation Linkbase

101.DEF ***	XBRL Taxonomy Definition Linkbase

101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE ***	XBRL Taxonomy Presentation Linkbase

+ Management compensation agreement

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** Previously filed

*** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2014	SURNA, INC.

	By:	/s/ Tom Bollich
Tom Bollich, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

8