Form 10-K
period 2014-12-31
Surna Inc.
filed 2015-04-16
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number 000-54286

SURNA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1780 55th Street, Suite C, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (303) 993-5271

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $48,471,738 on June 30, 2014.

The number of shares outstanding of the registrant’s common stock as of April 7, 2015 is 119,682,768

DOCUMENTS INCORPORATED BY REFERENCE — NONE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this Annual Report on Form 10-K contains “forward-looking statements.” These forward-looking statements are contained principally in the sections titled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions, or strategies concerning future events, including but not limited to: our future financial performance; the continuation of historical trends; the sufficiency of our cash balances for future needs; our future operations; the relative cost of our operation methods as compared to our competitors; new production projects, entry and expansion into new markets; achieving status as an industry leader; our competitive advantages over our competitors; brand image; our ability to meet market demands; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties, and other factors include but are not limited to: the risks of limited management, labor and financial resources; the risks generally associated with develop-stage companies; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability to obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this Form 10-K the terms:

●	“Surna”, “we”, “us”, or “our” refers to Surna, Inc., a Nevada corporation, and unless the context requires otherwise, its wholly-owned subsidiaries, including Safari Resource Group, Inc. and Hydro Innovations, LLC.

PART I

ITEM 1. BUSINESS.

Overview

Surna Inc. (“the Company”, “we”, or “our”) is a technology company that designs, manufactures, and distributes state-of-the-art systems for controlled environment agriculture (“CEA”). Our products offer growers improved process control while simultaneously reducing the energy and resources required to maximize crop yield. Currently, the Company’s revenues derive largely from supplying industrial-grade technology to state-regulated cannabis cultivation facilities with nominal revenue as well from other indoor agricultural producers including organic herb and vegetable producers. Ultimately, we plan to provide full-scale, energy-efficient solutions for all aspects of a CEA facility.

We have a team of more than ten engineers with expertise in electrical, mechanical, optical, and thermodynamic engineering, as well as extensive cultivation experience. That team enables Surna to offer energy-efficient, turnkey solutions that include facility design, equipment manufacturing, and installation of our comprehensive line of lighting, cooling, and dehumidification systems that are optimized for indoor operations. Because of our specific expertise, our products are easily tailored and uniquely suited for state-regulated cannabis cultivation. Moreover, our technology is particularly valuable to state-regulated cannabis producers because growing cannabis is an extremely resource-intensive endeavor, and our technology can make a significant impact on the bottom line and long-term sustainability of such a facility. Furthermore, we anticipate that the already substantial demand for CEA products designed for cannabis will continue to grow as more states and countries begin to permit and regulate cannabis use and cultivation.

Research and Development

We engage in new product development and improvement both through our internal research and development staff and in partnership with other commercial entities. In fiscal 2014, we spent $319,430 towards the development of new products such as the lighting reflector, the hybrid building, and integrated software systems, and in 2013 we spent $100 on research to development.

Intellectual Property

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of April 14, 2015, the Company has ten pending patent applications. The pending patent applications are a combination of Utility and Design patent applications that provide coverage around certain core Company technology. If issued, Design patents provide protection for 15 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-Provisional application filing date. We also are actively pursuing trademark registration around our core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. These are contained in three applications with the USPTO. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

Products

Surna Chillers. Surna’s cornerstone technology and products are state-of-the-art liquid cooling systems that provide more efficient thermal cooling solutions that have a number of advantages over typical air conditioning products:

●	Liquid-based cooling systems are more efficient. Our cooling systems and proprietary technologies rely on liquid, instead of air, as a medium for heat exchange, which is widely understood to increase efficiencies and versatility. Surna’s systems can reduce the costs associated with cooling facilities by anywhere from 10-75%, depending on the specific environment and the version of our system the client chooses.

●	Closed-loop cooling systems reduce opportunities for contamination. Typical air conditioning systems provide a vector for contaminants to enter a grow room because they are vulnerable to pollutants from outside the building. Surna’s chillers use closed loop systems of cooled liquid, so there are fewer opportunities for outside contaminants to infiltrate a grow room. This allows our customers to focus on maintaining their plants and worry less about potential cross-pollination or contamination by molds, mildews, pests, and communicable plant diseases.

●	Redundancy is essential. Due to the high value of indoor crops like cannabis, systems need to be designed with redundancy in mind in order to minimize the likelihood of crop loss due to system failure. Surna’s chillers are easily scalable and allow for redundant system design without significant cost.

Surna Reflectors. Surna has developed a new reflector that optimizes light-on-target reflectivity by using compound parabola morphology. Moreover, the premier reflector model incorporates Surna’s unique cooling capabilities for even greater efficiency gains. The liquid-cooled version of the reflector is designed to connect directly to Surna’s chillers or cooling towers so that the heat (an unfortunate byproduct of the necessary lighting) can be removed before it is transferred to a grow room, thereby reducing overall cooling needs and substantially reducing associated energy consumption. The company is currently releasing its liquid-cooled reflectors under a limited beta-test license. Two other models, the vented and forced-air reflectors, will also be available for use with any climate control system.

Because of the energy-intensive nature of indoor cannabis cultivation, even small improvements in the energy efficiency of any component can have a significant impact on a business’s bottom line. While typical reflectors achieve approximately 70% light-on-target reflectivity, Surna’s new reflector is expected to achieve close to 90% or better. Thus, Surna is optimistic the industry will quickly adopt its new reflector.

Hybridized Greenhouses. The Company is currently developing a hybrid structure to combine the advantages of a greenhouse with those of an indoor grow operation. Relying on natural sunlight, greenhouses offer much lower energy costs, but they often lack the environmental controls necessary to grow the best products, and they lack the security features necessitated by some state and international regulations. The Company anticipates that its hybrid facility will combine the best of both worlds at an economical price point for growers and hopes to complete a proof-of-concept within the next twelve months.

Additional Targeted Products. We expect to expand our existing engineering department to include MEP (mechanical, electrical, and plumbing) services that will assist in engineering commercial scale indoor grow operations. By combining strategic acquisitions and in-house engineering, we aim to bring game-changing new technologies to the state-regulated cannabis and indoor agriculture marketplace, which will contribute to our dramatic growth.

Furthermore, as part of our overall strategy to gain market share and create recurring revenue streams, we also plan to develop an integrated software platform that combines all of the indoor agriculture systems (lighting, temperature, humidity, environment, grow media, nutrients, etc.) into one user-friendly platform that will monitor the system in real time to provide information to both the gardener and an automated oversight facility. The system is being designed to inform the gardener of irregularities relating to the agriculture in real time and provide a database of the system and its characteristics as compared and overlaid with the plant performance under various conditions.

Operating segments

We currently operate in one primary business segment, which encompasses designing, manufacturing, and distributing indoor climate control systems, including but not limited to chillers, lights, reflectors, and irrigation systems, for use in conjunction with the state-regulated cannabis and CEA industry.

Competition

We face competition from other participants in the CEA equipment business. The sector has a large number of providers offering small, medium, and large products for cooling solutions. Companies selling chiller products are also numerous. The number of companies directly in competition with Surna is limited, however, by our current emphasis on cannabis. Most CEA and air-conditioning companies are not currently offering products directly to cannabis grow operations in the U.S. due to the current federal statutes regarding cannabis. We are one of a few companies offering technology and product solutions tailored to cannabis cultivation.

We believe we can compete effectively with our competitors by continuing to develop our intellectual property. There is no assurance, however, that our ability to market our products successfully will not be impacted by competition that now exists or may later develop.

Employees

As of April 14, 2015, we have 35 employees. We may, however, utilize the services of a number of consultants, independent contractors, and professionals. Proceeding in this manner allows us to operate efficiently and pragmatically. Additional employees will be hired in the future as our business expands.

Government Regulation

Our chillers are subject to state and municipal regulations regarding energy-efficiency standards often incorporated into building codes. Many states and municipalities have adopted some version of Standard 90.1 as published by the American Society of Heating, Refrigerating, and Air-Conditioning Engineers (ASHRAE); however, some states and municipalities have or may in the future adopt alternative standards that may be more or less restrictive than Standard 90.1. Similarly, Standard 90.1 is itself regularly updated—most recently in 2013. Each update of the standard generally reflects the availability of increasingly efficient technologies, resulting in stricter energy-efficiency requirements. The Company anticipates that its products will comply with these standards.

Otherwise, the Company is subject substantially to the same government regulations that affect businesses generally. See, however, Item 1A - Risk Factors – “Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenues and profits,” “We could be found to be violating laws related to marijuana,” and “Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenues and profits.”

Our Corporate History

We were incorporated in the State of Nevada on October 15, 2009 and had intended to develop Complex Event Processing commercial software applications when we sold 75,000,000 shares of common stock to 7bridge Capital Management Limited for $15,000. In 2010 we sold 4,175,000 shares of our common stock at $0.02 per share to 51 new private shareholders and raised $83,500, excluding expenses. On May 16, 2011, we declared a stock dividend of 4 new shares for each 1 share held with a record date of May 18, 2011. These additional shares were issued immediately after the record date. On May 18, 2011, our Board of Directors and stockholders approved an increase in authorized capital from 100,000,000 common shares to 350,000,000 common shares and 150,000,000 preferred shares.

Acquisition of Surna Media, Inc. We completed two acquisitions from related parties during 2011 pursuant to which we expanded the scope of our business by entering the online gaming market in the People’s Republic of China (“PRC”). On June 20, 2011, we completed an agreement for the purchase of computer equipment located in the PRC from Kopere Limited (“Kopere”), a Hong Kong company controlled by Cherry Ping-Wai Lim, a former director, in exchange for the issuance to Ms. Lim of 200,000 common shares. In September 2011, we entered the online gaming business by acquiring Flying Cloud Information Technology Co. Ltd. (“Flying Cloud”), a PRC Wholly Foreign-Owned Entity (a “WFOE”). We completed this acquisition through a share exchange with the shareholders of Surna Media, Inc., a corporation organized under the laws of the British Virgin Islands (“BVI”) and the indirect parent company of the PRC entity. Through the share exchange, we issued 20,000,000 of our common shares in exchange for all the shares of Surna Media, Inc. The prior shareholders of Surna Media, Inc. included Lim Clarke & Co Limited, a company owned and controlled by our then directors.

Trebor Resource Management Group, Inc. Effective March 25, 2014, we completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly-owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity. Trebor was seeking to identify and develop joint opportunities with third parties in the mining business in the Philippines. See Item 1A - Risk Factors – “If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March 2014 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and prospects.”

Acquisition of Safari Resource Group, Inc. On March 26, 2014, we exchanged 80,201,250 shares of our unregistered shares of common stock and 77,220,000 shares of our unregistered shares of preferred stock for 100% of the outstanding common stock of Safari Resource Group, Inc. (“Safari”), a Nevada corporation. Safari possessed intellectual property and strategic relationships that were integral to Surna’s entrance into the CEA and state-regulated cannabis markets.

Spin-off of Surna Media, Inc. On June 30, 2014, we entered into a separation agreement with Lead Focus Limited, a British Virgin Islands company, which is owned by a combination of prior officers, directors, and others, in which we sold our subsidiary, Surna Media, Inc. (“Surna Media”), including Surna Media’s subsidiaries, Surna HK and Flying Cloud, in exchange for a payment of $1 in cash and the buyer’s assumption of all of the liabilities of Surna Media and its subsidiaries. As a result of this sale, we eliminated from our balance sheet all assets and liabilities associated with Surna Media and recorded a credit of $2,643,881 to our additional paid in capital. As a result of this sale, we ceased our operations relating to the development of web and mobile games, social networks, telecommunication services, IT support services, and open-source software.

Acquisition of Hydro Innovations, LLC. On July 25, 2014, we acquired 100% of the membership interests of Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) from its owners, Stephen Keen and Brandy Keen (the “Keens”), for a price of $500,000 payable by our assumption of a $250,000 promissory note on the books and records of Hydro and the delivery to the Keens of a $250,000 promissory note from us. The Keens’ promissory note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016, though it may be prepaid in whole or in part at any time. In addition, we entered into employment agreements with the Keens. Pursuant to the terms of Brandy Keen’s employment agreement, we agreed to employ Brandy Keen as our Vice President of Sales for a period of three years beginning on July 18, 2014 and pay her an annual base salary of $96,000, as well as certain stock compensation, which is subject to review annually by our Board of Directors. Pursuant to the terms of Stephen Keen’s employment agreement, we agreed to employ Stephen Keen as our Vice President of Research and Development for a period of three years beginning on July 18, 2014 and to pay him an annual base salary of $96,000, as well as certain stock compensation, which is subject to review annually by our Board of Directors. Notwithstanding the 3-year term, both of the Keens employment agreements are at-will.

Agrisoft Development Group, LLC. On January 8, 2015, we agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”) from its members Jim Willett and Forbeez Capital, LLC for an aggregate purchase price of $4,000,001. The purchase price will be paid 50% in our common stock and 50% will be in the form of a two-year promissory note in the aggregate principal amount of $2,000,000, with interest accruing at 8% annually, payable in quarterly installments of $150,000, with the first $150,000 payment due 90 days following the closing date, and with a balloon payment due at maturity. On February 23, 2015, we amended our agreement to acquire an interest in Agrisoft whereby each of the parties to the agreement agreed that they may terminate the agreement at any time and if the sellers terminate, we may elect to have all loans we made to Agrisoft converted to equity. For purposes of determining the ownership interest we may acquire upon conversion of such loan, Agrisoft will be valued at $6,000,000. The closing for this transaction was extended to July 1, 2015.

ITEM 1A. - RISK FACTORS.

Risks Related to Our Business

If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March 2014 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and prospects.

As we previously reported, effective March 25, 2014, we effected the issuance of a dividend/spin-off of all of our ownership our wholly owned subsidiary, Trebor Resource Management Group, Inc. (“Trebor”), to our shareholders, resulting in Trebor becoming a separate entity (the “Spin-off”). The issuance of Trebor stock was completed on a one-for-one basis to our shareholders of record on March 21, 2014.

Under Staff Legal Bulletin No. 4 promulgated by the Division of Corporation Finance (the “Division”) of the Securities and Exchange Commission (the “SEC”), the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when certain conditions are met. Although we intended to comply with the guidance set forth in Staff Legal Bulletin No. 4, we inadvertently failed to follow all of the steps necessary to rely on this guidance.

If it were determined that the Spin-off did not satisfy the conditions for an exemption from registration, the SEC and relevant state regulators could impose monetary fines or other sanctions as provided under relevant federal and state securities laws. Such regulators could also require us to make a rescission offer, which is an offer to repurchase the securities, to the holders of Trebor shares. This could also give certain current and former holders of the Trebor shares a private right of action to seek a rescission remedy under Section 12(a)(2) of the Securities Act. In general, this remedy allows a successful claimant to sell its shares back to the parent company in return for their original investment.

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required or one or more other claims were successful. As of the date of this filing, we are not aware of any pending or threatened claims that the Spin-off violated any federal or state securities laws, and we do not believe that assertion of such claims by any current or former holders of the Trebor shares is probable. However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale. Claims under the antifraud provisions of the federal securities laws, if relevant, would generally have to be brought within two years of discovery, but not more than five years after occurrence.

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

Even if we obtain more customers, there is no guarantee that we will be able to attract enough customers to buy our products and services for us to operate profitably. Because we are a small company and do not have much capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

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

Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenues and profits.

Currently, twenty-three states and the District of Columbia permit some form of cannabis use and cultivation. Some other states permit the possession and use of cannabidiol (CBD) oil in some contexts. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Until Congress amends the Controlled Substances Act (the “CSA”), there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenues and profits, and it could even force the Company to cease operating entirely. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

In March of 2015, the Compassionate Access, Research Expansion, and Respect States Act of 2015 (the “CARERS Act”) was introduced for consideration into both houses of Congress. This legislation would (a) stop federal prosecution of individuals acting in compliance with applicable state law for violations the CSA, (b) remove cannabis from Schedule I of the CSA to Schedule II, (c) expand access to cannabidiol, (d) provide legal safe harbor and other protections for banking services provided to cannabis-related businesses, (e) modify the process for obtaining cannabis for research purposes, and (f) permit Department of Vetarans Affairs healthcare providers to recommend cannabis to veterans in states where it would otherwise be permitted.

The Attorneys General for Oklahoma and Nebraska have filed suit against Colorado for its cannabis regulatory regime. The suit was filed directly with the U.S. Supreme Court under its principles of original jurisdiction. Previously, the Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that states themselves are not required to adopt or enforce federal laws with which it disagrees.

In an effort to provide guidance to federal law enforcement, the Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013, memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;

●	Diversion of medical marijuana from states where is legal to states where it is not;

●	Using state authorized marijuana activity as a pretext of other illegal drug activity;

●	Preventing violence in the cultivation and distribution of marijuana;

●	Preventing drugged driving;

●	Growing marijuana on federal property; and

●	Prevent possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profits.

We could be found to be violating laws related to marijuana.

Currently, there are twenty-three states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy remains uncertain. If we are found to be in violation of laws in jurisdictions where the sale, possession or use of medical cannabis is not permitted there may be a direct and adverse effect on revenues and profits of the Company.

Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Two states, Colorado, and Washington, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. Alaska and Colorado have limits on the number of homegrown marijuana plants that can be grown. In most states the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small scale cultivation by the individual in possession of medical marijuana need care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profits of the Company.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling our products, and if such legislation were enacted, our revenues could decline.

We are not aware of any federal or state regulation that regulates the sale of cultivation equipment to commercial cannabis growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of our product is found in the definition of drug paraphernalia. Our products are designed for commercial cannabis and agricultural use in accordance with state law.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our auditors have included a “going concern” provision in their opinion on our financial statements, expressing substantial doubt that we can continue as an ongoing business for the next twelve months. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise the capital we need we may need to reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition.

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

●	expand our products effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our operating results may fluctuate significantly based on customer acceptance of our products. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers don’t accept our products, our sales and revenues will decline, resulting in a reduction in our operating income or possible increase in losses.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We may have to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from the sale of our products. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and expanding our commercial customer base. There can be no assurance that customers will purchase our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation and potentially cause us to lose our market.

We depend on third party suppliers for materials used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the units on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers to resolve production issues could disrupt our ability to fulfill orders. Any change in our suppliers to resolve production issues could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders would harm our reputation and would potentially cause us to lose our market.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our branding. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, our revenue and earnings, financial condition, or results of operations would be adversely affected.

We may also rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.

We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors. Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we compete with numerous other companies who offer products similar to the products we sell. These competitors may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

Our Directors and Officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

The officer/director group has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officer and/or stockholder may also have the power to prevent or cause a change in control. In addition, without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these stockholders may give rise to a conflict of interest with the Company and our shareholders.

We may need additional capital in the future which could dilute the ownership of current stockholders or make our cash flow vulnerable to debt repayment requirements.

Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing stockholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

The trading price of our common stock may decrease due to factors beyond our control.

The stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our shareholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity, or equity-related securities, in the future at a price we deem appropriate.

The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

●	variations in our quarterly operating results,

●	changes in general economic conditions and in the real estate industry,

●	changes in market valuations of similar companies,

●	changes in cannabis laws, regulations, on enforcement priorities

●	announcements by us or our competitors of acquisitions, strategic partnerships or joint ventures, or capital commitments,

●	poor reviews;

●	loss of a major customer, partner or joint venture participant; and

●	the addition or loss of key managerial and collaborative personnel.

Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Rule 144 Related Risk.

The SEC adopted amendments to Rule 144 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding; or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2. PROPERTIES.

We do not own any real property. We maintain an executive office at 1780 55th Street, Suite A, Boulder, CO 80301 where Surna leases approximately 18,000 sq/ft with the lease term expiring in September 2016.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB and has traded under the symbol “SRNA”. On April 7, 2015, the closing sale price for our common stock was $0.1350.

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

Year	Quarter Ending	High	Low
2014	December 31	$0.97	$0.29
	September 30	$1.00	$0.97
	June 30	$3.49	$3.15
	March 31	$8.73	$3.00
2013	December 31	$1.01	$0.175
	September 30	$1.01	$1.01
	June 30	$1.01	$1.01
	March 31	$1.01	$1.01

As of April 7, 2015, there were approximately 105 record holders, an unknown number of additional holders whose stock is held in “street name” and 119,682,768 shares of common stock issued and outstanding.

Equity Compensation Plan Information

In connection with the Safari Resource Group merger, the Company carried forward 10,296,000 options for management, exercisable at $0.00024 per share.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview

Surna Inc. (“the Company”, “we”, or “our”) is a technology company that designs, manufactures, and distributes state-of-the-art systems for controlled environment agriculture (“CEA”). Our products offer growers improved process control while simultaneously reducing the energy and resources required to maximize crop yield. Currently, the Company’s revenues derive largely from supplying industrial-grade technology to state-regulated cannabis cultivation facilities with nominal revenue as well from other indoor agricultural producers including organic herb and vegetable producers. Ultimately, we plan to provide full-scale, energy efficient solutions for all aspects of a CEA facility.

We have a team of more than ten engineers with expertise in electrical, mechanical, optical, and thermodynamic engineering, as well as extensive cultivation experience. That team enables Surna to offer energy-efficient, turnkey solutions that include facility design, equipment manufacturing, and installation of our comprehensive line of lighting, cooling, and dehumidification systems that are optimized for indoor operations. Because of our specific expertise, our products are easily tailored and uniquely suited for state-regulated cannabis cultivation. Moreover, our technology is particularly valuable to state-regulated cannabis producers because growing cannabis is an extremely resource-intensive endeavor, and our technology can make a significant impact on the bottom line and long-term sustainability of such a facility. Furthermore, we anticipate that the already substantial demand for CEA products designed for cannabis will continue to grow as more states and countries begin to permit and regulate cannabis use and cultivation.

Products

Surna Chillers. Surna’s cornerstone technology and products are state-of-the-art liquid cooling systems that provide more efficient thermal cooling solutions that have a number of advantages over typical air conditioning products:

●	Liquid-based cooling systems are more efficient. Our cooling systems and proprietary technologies rely on liquid, instead of air, as a medium for heat exchange, which is widely understood to increase efficiencies and versatility. Surna’s systems can reduce the costs associated with cooling facilities by anywhere from 10-75%, depending on the specific environment and the version of our system the client chooses.

●	Closed-loop cooling systems reduce opportunities for contamination. Typical air conditioning systems provide a vector for contaminants to enter a grow room because they are vulnerable to pollutants from outside the building. Surna’s chillers use closed loop systems of cooled liquid, so there are fewer opportunities for outside contaminants to infiltrate a grow room. This allows our customers to focus on maintaining their plants and worry less about potential cross-pollination or contamination by molds, mildews, pests, and communicable plant diseases.

●	Redundancy is essential. Due to the high value of indoor crops like cannabis, systems need to be designed with redundancy in mind in order to minimize the likelihood of crop loss due to system failure. Surna’s chillers are easily scalable and allow for redundant system design without significant cost.

Surna Reflectors. Surna has developed a new reflector that optimizes light-on-target reflectivity by using compound parabola morphology. Moreover, the premier reflector model incorporates Surna’s unique cooling capabilities for even greater efficiency gains. The liquid-cooled version of the reflector is designed to connect directly to Surna’s chillers or cooling towers so that the heat (an unfortunate byproduct of the necessary lighting) can be removed before it is transferred to a grow room, thereby reducing overall cooling needs and substantially reducing associated energy consumption. The company is currently releasing its liquid-cooled reflectors under a limited beta-test license. Two other models, the vented and forced-air reflectors, will also be available for use with any climate control system.

Because of the energy-intensive nature of indoor cannabis cultivation, even small improvements in the energy efficiency of any component can have a significant impact on a business’s bottom line. While typical reflectors achieve approximately 70% light-on-target reflectivity, Surna’s new reflector is expected to achieve close to 90% or better. Thus, Surna is optimistic the industry will quickly adopt its new reflector.

Hybridized Greenhouses. The Company is currently developing a hybrid structure to combine the advantages of a greenhouse with those of an indoor grow operation. Relying on natural sunlight, greenhouses offer much lower energy costs, but they often lack the environmental controls necessary to grow the best products, and they lack the security features necessitated by some state and international regulations. The Company anticipates that its hybrid facility will combine the best of both worlds at an economical price point for growers, and hopes to complete a proof-of-concept within the next twelve months.

Additional Targeted Products. We expect to expand our existing engineering department to include MEP (mechanical, electrical, and plumbing) services that will assist in engineering commercial scale indoor grow operations. By combining strategic acquisitions and in-house engineering, we aim to bring game-changing new technologies to the state regulated cannabis and indoor agriculture marketplace, which will contribute to our dramatic growth.

Furthermore, as part of our overall strategy to gain market share and create recurring revenue streams, we also plan to develop an integrated software platform that combines all of the indoor agriculture systems (lighting, temperature, humidity, environment, grow media, nutrients, etc.) into one user-friendly platform that will monitor the system in real-time to provide information to both the gardener and an automated oversight facility. The system is being designed to inform the gardener of irregularities relating to the agriculture in real time and provide a database of the system and its characteristics as compared and overlaid with the plant performance under various conditions.

Recent Developments

On October 16, 2014, we closed a private placement of convertible promissory notes to investors in the aggregate principle amount of $1,336,783. The notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The convertible promissory notes are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock. The Note holders are restricted to converting only ten percent of their position into common stock per month, for the initial six months following maturity. If the Note is held to maturity and not converted, the Note holder shall be paid an amount equal to the amount of the Note plus an additional amount equal to fifty percent (50%) of the Note (in lieu of the accrued annual interest).

Between October 31, 2014 and December 31, 2014, the Company sold 32.5 units consisting of an aggregate of (i) 8,125,000 shares of the Company’s common stock, (ii) $1,625,000 principal amount 10% convertible notes, and (iii) warrants for the purchase of an aggregate of 1,625,000 shares of the Company’s common stock. The Company paid an aggregate of $157,500 to its placement agent in commissions in connection with the sale of the units. All of the units were offered and sold only to accredited investors.

On January 5, 2015, we appointed Bryon Jorgenson as our Chief Operating Officer, effective January 12, 2015. Also on January 5, 2015, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Jorgenson. The Employment Agreement has a term of three years and provides for an annual base salary of $130,000, a one-time sign-on bonus of $15,000 and 1,200,000 stock options. Pursuant to the terms of the Employment Agreement, the Company will reimburse Mr. Jorgenson for his actual moving expenses up to a maximum of $20,000. The Employment Agreement contains a 1-year non-solicitation provision. Pursuant to the terms of the Employment Agreement, if Mr. Jorgenson’s employment is terminated upon a change of control, change of employment or without cause, the Company will pay Mr. Jorgenson six months’ severance.

On January 5, 2015, the Company and Mr. Jorgenson also entered into an executive officer confidentiality, non-competition and non-solicitation agreement (the “Confidentiality Agreement”). The Confidentiality Agreement provides that Mr. Jorgenson will have overall strategic and operational responsibility for all Company programs and will manage a group of departments. In addition, Mr. Jorgenson will be responsible for external relationship development and strategic plan implementation. The Confidentiality Agreement provides for a 12-month non-competition and non-solicitation period and a 5-year confidentiality period.

On January 8, 2015 we agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”) from its members Jim Willett and Forbeez Capital, LLC for an aggregate purchase price of $4,000,001. The purchase price will be paid 50% in our common stock and 50% will be in the form of a promissory note. The note will be a two-year note in the aggregate principal amount of $2,000,000, with interest accruing at 8% annually, payable in quarterly installments of $150,000, with the first $150,000 payment due 90 days following the closing date, and with a balloon payment due at maturity. On February 23, 2015 we amended our agreement to acquire an interest in Agrisoft whereby each of the parties to the agreement agreed that they may terminate the agreement at any time and if the sellers terminate, we may elect to have all loans we made to Agrisoft converted to equity. For purposes of determining the ownership interest we may acquire upon conversion of such loan, Agrisoft will be valued at $6,000,000. The closing for this transaction was extended to July 1, 2015.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Furthermore, our acquisition of Safari in March 2014 and Hydro in July 2014 reflect a fundamental shift in both the scale and focus of our operations. As such, a comparison from 2013 to 2014 will show extreme growth (~100%) in most categories.

	Year Ended
	December 31,
	2014	2013

Revenue	$1,838,912	$50
Cost of revenue	1,534,918	-
Gross margin	303,994	50

Operating Expenses
Advertising and marketing	240,784	-
Product development costs	319,430	100
General and administrative expenses	2,936,244	193,106
Operating loss	(3,192,464)	(193,156)

Other income (expense)
Interest expense	(357,579)	-
Amortization of debt discount on convertible notes	(476,044)	-
Gain on derivative liability	1,051,889	-
Warrant expense on convertible notes		-

Loss from continuing operations	(2,974,198)	(193,156)

Loss from discontinued operations	(17,771)	-

Net loss	(2,991,969)	(193,156)

Comprehensive loss: Foreign currency translation loss	-	(6,946)

Comprehensive loss	$(2,991,969)	$(200,102)

Revenues for the year ended December 31, 2014 were $1,838,912 as compared to $50 for the year ended December 31, 2013. Our current and future revenue plan is dependent on our ability to effectively market our indoor agriculture products.

Operating expenses in 2013 were largely for corporate, legal, and accounting expenses. Operating expenses for the year ended December 31, 2014 were $3,496,458 compared to $193,206 for the year ended December 31, 2013. The increase is attributable to increases in advertising and marketing expense of $240,784, product development costs of $319,430 and the increase for general and administrative expenses from $193,106 for the year ended December 31, 2013 to $2,936,244 for the year ended December 31, 2014, which includes $1,329,990 in consulting fees. Additionally the Company had other income of $218,266 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. The increase consists of interest expense of $(357,579), amortization of debt discount on convertible notes of $(476,044) and, gain on derivative liability of $1,051,889. The Company incurred a loss of $17,771 from discontinued operations in connection with the sale of Surna Media, Inc. and its affiliates. Overall, the Company has realized a net loss of $2,991,969 for the year ended December 31, 2014 compared to a net loss of $193,156 for the year ended December 31, 2013.

Liquidity and Capital resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The following table is a summary of statement of cash flow:

	Year Ended
	December 31,
	2014	2013

Cash provided (used) in operating activities	$(1,994,271)	$6,501
Cash flows from investing activities	(235,995)	-
Cash flows from financing activities	2,919,477	-
Effect of exchange rate changes on cash	-	(6,946)
Net change in cash	$689,211	$(445)

As of December 31, 2014, our total assets were $2,321,292 and our total liabilities were $3,205,044 and we had working capital of $779,387. Our financial statements report a net loss of $2,991,969 for the year ended December 31, 2014, and a net loss of $193,156 for the year ended December 31, 2013.

Pursuant to the terms of our employment agreement with David W. Traylor, our Chief Business Officer, we are obligated to pay Mr. Traylor $110,400 per year.

Pursuant to the terms of our employment agreement with Bryon Jorgenson, our Chief Operating Officer, we are obligated to pay Mr. Jorgenson $130,000 per year.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our acquisitions. During the year ended 2014, the Company raised a total of $2,961,783 in connection with two private placements. Subsequent to year ended December 31, 2014 the Company has raised an additional $911,250 through March 21, 2015.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2014, we have no off-balance sheet arrangements.

Going Concern

The Company’s independent registered public auditor’s report accompanying our December 31, 2014 and 2013 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Financial Instruments:

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has determined that the convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). See Note 8 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014, on a recurring basis:

				Gains
Description	Level 1	Level 2	Level 3	(Losses)
Derivative liability on warrants	$-	$-	$304,432	$-
Derivative liability on conversion feature	-	$-	847,438	1,051,889
Total	$-	$-	$1,151,870	$1,051,889

There were no assets and liabilities that are measured and recognized at fair value as of December 31, 2013, on a recurring basis.

Revenue Recognition:

The Company provides climate equipment, integrated solutions, and installation designed for the CEA industry through construction-type contracts. The term of these types of contracts is typically less than one year. Revenues related to these contracts are recognized upon shipment to the customer.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of Surna’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2014, an allowance of $10,000 for doubtful accounts was considered necessary as most accounts receivable were deemed collectible. At December 31, 2013 an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Concentration of Credit Risk:

Financial instruments that potentially subject Surna to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2013 through December 31, 2014, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. At December 31, 2014, cash balances in interest-bearing accounts are $0.

The Company’s revenues earned from sale of products for the year ended December 31, 2014 included an aggregate of 11% of the Company’s total revenues from one customer. The Company purchased 75% of it cost of goods sold from four vendors during the year ended December 31, 2014. The Company believes that, in the event that its primary vendors are unable or unwilling to continue to sell their products, there are alternative vendors at comparable prices.

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

Research and Development

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10 requires research and development costs to be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the year ended December 31, 2014, we incurred approximately $319,430 for research and development expenses which are included in the consolidated statements of operations.

Fair Value Measurements

The carrying value of financial instruments, including cash and cash equivalents, accrued liabilities, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and considered short term.

Income Taxes

The Company accounts for income taxes using the asset and liability approach for financial accounting and reporting for income taxes and recognizes and measures deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefits or that future deductibility is uncertain.

Recent Accounting Pronouncements:

See Note 1 to the consolidated financial statements included in section 8. There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014:

●	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. In addition, there was inadequate segregation of duties due to the limitation on the number of our accounting personnel.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Departure of Directors or Certain Officers.

Mr. Bollich submitted his resignation as our President, Chief Executive Officer, and Chairman and member of the Board in February 2015. The resignation was to become effective on April 15, 2015; however, he has agreed to remain in these positions until sometime after this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and is publicly available. It was expected that Mr. Bryon Jorgenson was going to succeed Mr. Bollich following his resignation; however, Mr. Jorgenson will not serve as the Company’s President or Chief Executive Officer at this time. He will instead continue to serve as the Company’s Chief Operating Officer. The Board of Directors intends to appoint an interim or permanent President and Chief Executive Officer as soon as possible.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The name, age and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held

Tom Bollich(1)	42	Chief Executive Officer and Chairman of the Board of Directors
Bryon Jorgenson(2)	52	Chief Operating Officer
Douglas McKinnon(3)	64	Chief Financial Officer, Executive Vice President, and a Director
Tae Darnell(4)	42	Vice President, General Counsel, and a Director

(1) Mr. Bollich was appointed our Chief Executive Officer and Chairman of the Board on March 26, 2014. He submitted his resignation from these positions in February 2015, which will become effective sometime after this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and is publicly available.

(2) Mr. Jorgenson was appointed as Chief Operating Officer on January 5, 2015.

(3) Mr. McKinnon was appointed as Director on March 26, 2014, and as Executive Vice President and Chief Financial Officer on April 17, 2014.

(4) Mr. Darnell was appointed as Director on March 26, 2014, and as Vice President and General Counsel on April 3, 2014.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our board of directors appoints officers annually and each executive officer serves at the discretion of our board of directors.

None of the directors or officers of the Company were involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Background of officers and directors

Tom Bollich

Chief Executive Officer and Chairman of the Board of Directors

Tom Bollich will have served as Surna’s Chief Executive Officer from March 27, 2014 to sometime after this Annual Report on Form 10-K. He joined Surna’s Board of Directors on March 25, 2014, and served as Secretary from March 25, 2014 to April 14, 2014. Bollich began his career as a robotics engineer working in artificial intelligence. In 2007, he co-founded the online gaming company Zynga, a company responsible for the creation of FarmVille, Draw Something, and Words with Friends. He served as a Studio Head and CTO before leaving Zynga in 2009. In February 2010, Bollich founded HugeMonster, Inc., a Toronto-based gaming company, and he was its CEO from February 2010 to December 2014. He also serves on the board of managers of Fatty Crew, a position he has held since January 2013.

Douglas McKinnon

Chief Financial Officer, Executive Vice President, and Director

Douglas McKinnon joined Surna’s Board of Directors on March 26, 2014 and was appointed Chief Financial Officer on April 16, 2014. Before that, McKinnon was CEO of 1st Resource Group, Inc. (“1RG”) for four years. 1RG was a technology-driven energy company utilizing a process for the conversion of natural gas into diesel or jet fuels. Prior to 1RG, McKinnon was Co-Managing Member of SideKick Xploration, LLC, a private oil & gas company operating primarily in South Texas. His 30+ year professional career includes advisory and operation experience across a broad spectrum of industry sectors, including oil and gas, technology, and communications. He has served as CEO of Cardinal Communications, Inc., Vice President of ICG Communications and C-level positions in both private and public sectors. Additionally, he worked for nine years as a CPA in the SEC practice section of Coopers & Lybrand (now PricewaterhouseCoopers). Mr. McKinnon is a graduate of Texas Christian University.

Tae Darnell

Vice President, General Counsel, and Director

Tae Darnell joined Surna’s Board of Directors on March 26, 2014. He was appointed Vice President and General Counsel on April 2, 2014 and assumed the role of Secretary on April 14, 2014. Previously, Darnell had been in the private practice of law since 2008. From July 2008 to the present, he has been the principal at the Law offices of Tae Darnell. He co-founded the Cannabis Law Center and was a partner with McAllister, Darnell, and Gottlieb, P.C. (later McAllister, Darnell and Associates, P.C.) from May 2010 to July 2013. In addition, he is a certified NFL agent and worked with the Atlas Sports Agency from April 2011 to September 2013. Outside of his sports agency representation, Darnell has focused his general practice on serving Colorado’s burgeoning cannabis industry. His firms have represented over 500 dispensaries, cultivation premises, and infused product manufacturing companies, and he played a pivotal role in Colorado’s movement to a regulated cannabis market. Darnell earned his J.D. from the Sturm College of Law at the University of Denver.

Bryon Jorgenson

Chief Executive Officer and Chief Operating Officer

Bryon Jorgenson became Surna’s Chief Operating Officer on January 12, 2015. He has over 25 years of experience as an executive level manager, engineer and independent consultant working in various technology-based industries comprising industrial electronics, life sciences, and industrial automation systems. Mr. Jorgenson is highly experienced in the leadership of new product commercialization programs from concept and design through production and distribution. Several of Mr. Jorgenson’s programs had included the development and support of both domestic and off-shore manufacturing operations. Mr. Jorgenson is also a Lean Green Belt level facilitator and an experienced Strategic Deployment practitioner.

Most recently, since November 2012, Mr. Jorgenson has been the Chief Operations Officer and founder of MIROPEX, LLC, a management consulting organization serving technology-based companies. In that capacity, he was focused on business development functions including product commercialization, pre-acquisition due diligence, business integration, management team transition, and operations performance improvement.

Prior to forming MIROPEX, LLC, Mr. Jorgenson was Senior Director of Operations and Engineering at St. Jude Medical’s Cardiovascular Division from January 2009 to October 2012. In this role, he led several engineering functions comprising over 180 staff members, supported multiple mergers and acquisitions transactions, and established project management office systems and training for SJM-Cardiology Division’s global operations organization. Additionally, from May 2007 to January 2009, Mr. Jorgenson was Sr. Manager and Director of St. Jude Medical’s global industrial automation department and several Cardiovascular Division’s Process Engineering departments.

Mr. Jorgenson has also worked as a Senior Engineering Manager at ev3 Endovascular, as a Program & Engineering Manager at Synovis IS, as a Manager of R&D and Advanced Technology programs at Pentair, as an Adjunct Instructor in Product Development and Manufacturing at the Anoka-Ramsey College, and has worked in various engineering positions at Smiths Medical, SciMed Surgical, Ultra Machining Co., and Sperry Computer Systems.

Mr. Jorgenson holds a Master’s of Science degree in Management of Technology from the University of Minnesota’s Institute of Technology & Carlson School of Business, a Bachelor’s of Science degree in Industrial Technology Management from the Minnesota State University of Moorhead, and has completed extensive postgraduate studies in Mechanical Engineering from the University of Minnesota.

The foregoing descriptions of the Employment Agreement and the Confidentiality Agreement are qualified in their entirety by reference to the Employment Agreement and the Confidentiality Agreement, which are filed as Exhibits 10.1 and 10.2 hereto and incorporated herein by reference.

Key Employees

We employ certain individuals who, while not executive officers, make significant contributions to our business and operations and hold various positions within our subsidiaries.

Brandy Keen

Vice President of Sales

Brandy Keen’s career includes highly technical sales, entrepreneurship, and leadership in the semiconductor, construction, and indoor agriculture industries. During her time in semiconductor sales, Keen’s high end clients included reputable brands such as Texas Instruments and IBM. In 2005, she joined Stephen Keen in developing and managing a successful construction business remodeling existing and building new commercial and residential properties. In 2007, Keen co-founded Hydro Innovations where she acted as Director of Operations.

During her time at Hydro Innovations, Keen developed a sophisticated knowledge of the controlled environment agriculture industry and established herself as an expert on the garden and indoor climate. She has been published in prestigious industry magazines such as Maximum Yield and has led educational classes on the importance and proper methodology of energy efficient climate control. Hydro Innovations was acquired by Surna in 2014. She currently sits as Surna’s Vice President of Sales.

Stephen Keen

Vice President of Research and Development

A life-long tinkerer, Stephen Keen salvaged his first 4-wheeler at 7 years old. Keen attended Texas State Technical College, where he learned the ins and outs of complex mechanical systems. In 2003, he began his entrepreneurial career with a successful construction business remodeling existing and building new commercial and residential properties. In 2007, Keen co-founded Hydro Innovations with one goal: to improve methodology and energy efficiency in controlled environment agriculture. To this end, Keen developed an impressive IP portfolio and manufactured many unique products that have set a new standard for climate efficiency in this market.

As a 14-year veteran of the industry, Keen has gained unique expertise as a controlled environment agriculturalist. He has served as the chief cultivation expert for one of Colorado’s largest MMC operations and has been published in various prestigious industry magazines including Max Yield and Urban Garden. Keen’s mechanical acumen, vast construction experience, and intimate knowledge of indoor agriculture uniquely qualifies him as Surna’s VP of Research and Development.

Todd Whitaker

Vice President of Engineering

Todd Whitaker has more than 20 years of mechanical engineering and technology development experience, including expertise developing and leading highly technical design projects such as the core systems for the Mars Phoenix Lander and Mars Rovers for NASA. With a strong background in sealed systems, thermal system design, and chemistry mechanisms coupled with solid experience utilizing advanced materials including fiber reinforced composites and engineering polymers, he brings the Surna engineering team a unique skill set and leadership capability.

Previously, Whitaker was CTO for Impulse Composites, a developmental stage composite design company, where he invented and patented a key, high-performance product component, and was instrumental in its business planning and corporate development. He remains a member of its Board of Directors.

Whitaker served for nearly three years as Senior Design Engineer for MMA Design, a designer and producer of spacecraft components, and he served for six years as Product Engineer at Trelleborg Sealing Solutions, a US defense subcontractor, where he designed key system components, for the US Navy AV8-B Harrier high performance attack-fighter jet, and was instrumental in developing manufacturing processes. There, he earned his credential as a Six-Sigma green belt.

Innovation and entrepreneurship are consistent themes throughout Whitaker’s career as he has developed and patented several product concepts and founded several companies. He earned a B.S. in Mechanical Engineering from the University of Colorado.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our board of directors.

The board does not have standing audit, compensation, or nominating committees. The board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers, and the beneficial ownership by three shareholders of more than 60% of our outstanding common stock and 89% of our outstanding preferred stock. The board will consider establishing audit, compensation, and nominating committees at the appropriate time.

The entire board of directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the board and the Company’s operating requirements and the long-term interests of its stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the board and the Company, to maintain a balance of knowledge, experience and capability.

The board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Code of Ethics

The  Board of Directors has adopted a code of ethics which is available online at www.surna.com/code-ethics/

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Richard Clarke	1	1	Form 4[1]
Cherry Lim	1	1	Form 4[1]
Stephen Banks Keen	1	1	Form 3[2]
Thomas Douglas Bollich	1	1	Form 3[2]
Douglas O. McKinnon	1	1	Form 3[2]
Tae Elan Darnell	1	1	Form 3[2]
Brandy Marie Keen	1	1	Form 3[2]

1.	1 transaction was not reported on a timely basis in connection with a change in beneficial ownership of securities held by the reporting person subject to Section 16 of the Securities Exchange Act of 1934 on April 21, 2014.

2.	1 transaction was not reported on a timely basis in connection with the reporting person becoming subject to Section 16 of the Securities Exchange Act of 1934 on May 22, 2014.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain compensation information for our principal executive officers or other individual serving in a similar capacity during the years ended December 31, 2014 and 2013.

Summary Compensation Table

							Non-
							qualified
						Non-equity	Deferred	All
				Stock	Option	Incentive Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Tom Bollich CEO (1)	2014	70,000	0	0	0	0	0	0	70,000
Tom Bollich CEO (1)	2013	0	0	0	0	0	0	0	0

Robert Clarke President CEO and CFO (2)	2013	0	0	0	0	0	0	0	0
Robert Clarke President CEO & CFO (2)	2014	0	0	0	0	0	0	0	0

(1) Mr. Bollich was appointed our Chief Executive Officer and Chairman of the Board on March 26, 2014. He submitted his resignation from these positions in February 2015, which will become effective sometime after this Annual Report on Form 10-K is filed with the Securities and Exchange Commission and is publicly available.

(2). Mr. Clarke served as our Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors for all of 2013 and resigned as Director and CEO on March 26, 2014 and further resigned as CFO on April 16, 2014.

Outstanding Equity Awards at Fiscal Year-End (12/31/14)

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Warrants Exercisable	Number of Securities Underlying Unexercised Warrants Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Warrants	Warrant Exercise Price ($)	Warrant Expiration Date	Number of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Tom Bollich	3,088,800	-	-	0.00024	March 18, 2017	-	-	-	-
Tae Darnell	2,059,200	-	-	0.00024	March 18, 2017	-	-	-	-
Doug McKinnon	2,059,200	-	-	0.00024	March 18, 2017	-	-	-	-

Employment Agreements with Executive Officers

The Company did not have written employment agreements with any of its executive officers in 2014. However, there is an understanding that the executive officers will devote the majority of their professional time and resources to achieving the goals of the Company. In return they earn a salary that is paid semi-monthly when the company’s cash-on-hand is sufficient to do so.

Compensation of Directors

The members of our board of directors are not compensated for their services as Directors. The board has not implemented a plan to award options to any Directors and there are no contractual arrangements with any member of the board of Directors or any Director’s service contracts. However, the Company will reimburse Directors for expenses incurred in connection with their director services.

Background and Qualifications of Directors.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 7, 2015, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

●	any holder of more than 5% of our common stock,

●	each of our executive officers listed in the summary compensation table above,

●	each of our directors, and

●	our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Surna, Inc., 1780 55th Street, Suite C, Boulder, Colorado 80301. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

  Shares Beneficially Owned as of 12/31/14

	Common Stock			Preferred Stock		% of Total
Name of Beneficial Owner	Shares		%	Shares	%	Voting Power
Tom Bollich	36,516,823	(1)	29%	33,428,023	43%	35%
Brandy Keen	19,139,235	(2)	15%	17,594,835	23%	18%
Stephen Keen	19,139,234	(3)	15%	17,594,835	23%	18%
Tae Darnell	5,920,200	(4)	5%	3,861,000	5%	5%
Douglas McKinnon	4,740,922	(5)	4%	2,681,722	3%	4%
R&T Sports Marketing 15440 SW 82nd Ave. Palmetto Bay, FL 33157[BB4]	9,700,000		8%	-	-	5%
All officers and directors as a group	47,177,945		38%	54,883,858	71%	51%
(3 individuals)

(1) Includes 33,428,023 shares of common stock and an option to purchase 3,088,800 shares of common stock at a strike price equal to $0.00024 per share, which expires on March 18, 2017.

(2) Includes 17,594,835 shares of common stock and an option to purchase 1,544,400 shares of common stock at a strike price equal to $0.00024 per share, which expires on March 18, 2017.

(3) Includes 17,594,834 shares of common stock and an option to purchase 1,544,400 shares of common stock at a strike price equal to $0.00024 per share, which expires on March 18, 2017.

(4) Includes 3,861,000 shares of common stock and an option to purchase 2,059,200 shares of common stock at a strike price equal to $0.00024 per share, which expires on March 18, 2017.

(5) Includes 2,681,722 shares of common stock and an option to purchase 2,059,200 shares of common stock at a strike price equal to $0.00024 per share, which expires on March 18, 2017.

The stock options are a carry over from Safari Resource Group and are fully vested with an exercise price of $0.00024. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

As of December 31, 2014, the Company had a balance due to related parties of $499,431, $230,357 of this balance is form various advances from the Company’s CEO and which are non - interest bearing, unsecured, and due on demand. The balance of $269,074 is due to key employees and their affiliates (See Item 1 - Business - Acquisition of Hydro Innovations). Since January 1, 2013, the Company paid $57,829 to its CEO and $10,720 to its key employees and their affiliates.

As of December 31, 2013, the Company had a balance due related parties held for sale of $2,641,766. This balance was reclassified in the sale of Surna Media (See Item 1 - Business - Spinoff of Surna Media).

Director Independence

Our Common Stock is not quoted or listed on any national exchange with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, each of Mr. Bollich, Mr. McKinnon, and Mr. Darnell, would not be considered an independent director because they are executive officers.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows RBSM, LLP billed for the audit and other services for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$66,000	$27,000
Audit-Related Fees	—	$0
Tax Fees	—	$0
All Other Fees	—	$0
Total	$66,000	$27,000

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees—This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Commission and other accounting consulting.

Tax Fees—This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees—This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of board. Any such approval by the designated member is disclosed to the entire board at the next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page F-1 and included on pages F-2 through F-22.

SURNA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Boulder, CO

We have audited the accompanying consolidated balance sheets of Surna Inc. and its subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ deficit, and cash flows for the years in the period ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surna Inc. and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 16, 2015

Surna Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$689,963	$752
Accounts receivable (net of allowance for doubtful accounts of $10,000)	394,830	-
Note receivable	100,000	-
Assets held for sale - discontinued operations	-	3,657
Inventory	264,031	-
Prepaid expenses	57,089	-
Total Current Assets	1,505,913	4,409

Noncurrent Assets
Property and equipment, net	163,815	-
Intangible assets, net	651,564	-
Total Noncurrent Assets	815,379	-

TOTAL ASSETS	$2,321,292	$4,409

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,828	$-
Deferred revenue	408,199	-
Current portion vehicle loan	9,731	-
Amounts due to shareholders	303,672	-
Derivative liability on conversion feature	847,438	-
Derivative liability on warrants	304,432	-
Amounts due to related parties - discontinued operations	-	2,641,766
Total Current Liabilities	2,285,300	2,641,766

NONCURRENT LIABILITIES
Convertible promissory notes, net	488,544	-
Convertible accrued interest	89,311	-
Other accrued interest	112,812	-
Promissory note due shareholders	195,759	-
Vehicle loan	33,318	-
Total Noncurrent Liabilities	919,744	-

TOTAL LIABILITIES	3,205,044	2,641,766

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 and 0 shares issued and outstanding, respectively	772	-
Common stock, $0.00001 par value; 350,000,000 shares authorized; 113,511,250 and 99,375,000 shares issued and outstanding, respectively	1,135	994
Paid in capital	4,881,918	148,507
Accumulated other comprehensive income	-	(11,250)
Accumulated deficit	(5,767,577)	(2,775,608)
Total Stockholders’ Deficit	(883,752)	(2,637,357)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,321,292	$4,409

See accompanying notes to the consolidated financial statements

Surna Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the years ended December 31, 2014 and 2013

	2014	2013

Revenue	$1,838,912	$50

Cost of revenue	1,534,918	-

Gross margin	303,994	50

Operating Expenses:
Advertising and marketing	240,784	-
Research and development	319,430	100
General and administrative expenses	2,936,244	193,106
Total operating expenses	3,496,458	193,206

Operating loss	(3,192,464)	(193,156)

Other income (expense):
Interest expense	(357,579)	-
Amortization of debt discount on convertible notes	(476,044)	-
Gain on derivative liabilities	1,051,889	-

Loss from continuing operations before provision for income taxes	(2,974,198)	(193,156)

Provision for income taxes	-	-

Loss from continuing operations	(2,974,198)	(193,156)

Loss from discontinued operations	(17,771)	-

Net loss	(2,991,969)	(193,156)

Other comprehensive loss:
Foreign currency translation loss - discontinued operations	-	(6,946)

Comprehensive Loss	$(2,991,969)	$(200,102)

Loss per common share from continuing operations - basic and diluted	$(0.03)	$(0.00)

Loss per common share from discontinued operations - basic and diluted	$(0.00)	$(0.00)

Loss per common share - basic and diluted	$(0.03)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	100,687,113	99,375,000

See accompanying notes to the consolidated financial statements

Surna Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2014 and 2013

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit

Balance at January 1, 2013	-	$-	99,375,000	$994	$148,507	$(2,582,452)	$(4,304)	$(2,437,255)

Foreign currency translation adjustment	-	-	-	-	-	-	(6,946)	(6,946)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(193,156)	-	(193,156)

Balance December 31, 2013	-	$-	99,375,000	$994	$148,507	$(2,775,608)	$(11,250)	$(2,637,357)

Cancellation of common stock in connection with the merger of Safari Resource Group	-	-	(77,220,000)	(772)	772	-	-	-

Issuance of common and preferred stock in connection with the merger of Safari Resource Group	77,220,000	772	80,201,250	802	(1,574)	-	-	-

Reclassifications due to Sale of Surna Media	-	-	-	-	2,643,878	-	11,250	2,655,128

Issuance of common stock for services	-	-	3,030,000	30	1,359,370	-	-	1,359,400

Sale of common stock, net	-	-	8,125,000	81	730,965	-	-	731,046

Net loss for the year ended December 31, 2014	-	-	-	-	-	(2,991,969)	-	(2,991,969)
Balance December 31, 2014	77,220,000	$772	113,511,250	$1,135	$4,881,918	$(5,767,577)	$-	$(883,752)

See accompanying notes to the consolidated financial statements

Surna Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities:
Net loss	$(2,991,969)	$(193,156)
Loss from discontinued operations	17,771	-
Loss from continuing operations	(2,974,198)	(193,156)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	28,774	13,332
Amortization of Debt Discount	476,044	-
Gain on Derivative Liability	(1,051,889)	-
Consulting services paid in stock	1,359,400	-
Provision for doubtful accounts	10,000	-

Changes in operating assets and liabilities:
Accounts and notes receivable	(331,011)	(71)
Inventory	(246,400)	-
Prepaid expenses	(57,089)	-
Accounts payable and accrued liabilities	204,525	(13,172)
Deferred Revenue	408,199	-
Convertible accrued interest	89,311	-
Other accrued interest	112,812	-
Other	(22,749)	-
Amount due to related parties	-	199,568
Cash provided by (used in) operating activities	(1,994,271)	6,501

Cash Flows From Investing Activities
Purchase of intangible asets	(20,500)	-
Purchase of property and equipment	(115,495)	-
Investment in Agrisoft	(100,000)	-
Cash used in investing activities	(235,995)	-

Cash Flows From Financing Activities
Proceeds from Convertible Notes	1,336,783	-
Proceeds from sale of securities units	1,625,000	-
Proceeds from related parties	28,186	-
Payment on vehicle loan	(4,237)	-
Payment to related parties	(66,255)	-
		-
Cash provided by financing activities	2,919,477	-

Effect of exchange rate changes on cash	-	(6,946)
Net increase in cash	689,211	(445)
Cash, beginning of period	752	1,197
Cash, end of period	$689,963	$752

Supplemental cash flow information:
Cash paid for interest	$3,607	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financial activities:
Sale of subsidiary to related party, credit to APIC account	$2,643,878	$-
Discount on convertible notes	$2,949,283	$-
Noncash acquisition of Intangible assets	$631,064	$-
Noncash acquisition of tangible assets	$121,258	$-
Noncash acquisition of vehicle	$47,286	$-

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company

Surna Inc. (the “Company”, “we”, or “our”) was incorporated in Nevada, USA, on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we became the sole surviving corporation after the acquisition of Safari. In July 2014, we acquired 100 percent of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company, (“Hydro”).

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 shares of its common stock. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (“Surna HK”), was formed on June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK (“Flying Cloud”). All of the Surna HK, Surna Media and Flying Cloud transactions are consolidated with those of the Company beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. (“Surna Networks I”) and Surna Networks Ltd. (“Surna Networks II”) are wholly-owned subsidiaries of the Company, formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, the Company sold Surna Networks I and Surna Networks IIto Chan Kam Ming for a total sales price of US$1. The Company assumed the liabilities of Surna Networks I and Surna Networks II, which totaled US$9,286. All significant intercompany transactions are eliminated. We sold Surna Media and its subsidiaries in 2014.

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Effective January 1, 2013, the Company adopted revisions to ASC 220, Comprehensive Income, which require entities to disclose reclassifications into earnings from accumulated other comprehensive income (AOCI) and other current period activity. There is no change to the items reported in AOCI or when those items should be reclassified into earnings. The revisions did not materially impact the Company’s financial statements.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Intercompany transactions, profits and balances are eliminated in consolidation effective June 30, 2014, the Company sold all of its interest in its wholly owned subsidiary Surna Media, along with Surna Media’s subsidiaries Surna HK and Flying Cloud. As a result, the assets and liabilities of Surna Media and its subsidiaries have been reclassified as assets held for sale on the December 31, 2013 balance sheet.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates:

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the U.S. (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates include: valuation of derivative liabilities, valuation of intangible assets and valuation of deferred tax assets and liabilities.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out basis. Following are the components of inventory as of December 31, 2014 and 2013:

	2014	2013

Finished products	$56,297	$-
Raw materials and work in process	207,734	-
Total inventories	$264,031	$-

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2014 the allowance for doubtful accounts was $10,000. At December 31, 2013, an allowance for doubtful accounts was nil.

Property and Equipment:

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of expected future undiscounted cash flows of the related assets is less than their carrying values.

Goodwill and Other Intangible Assets

Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is a result of the Hydro acquisition in 2014. Pursuant to guidance in ASC 280, Segment Reporting, we have one segment in 2014, and there is no other operating segment for which discrete financial information for that business segment/unit is prepared and regularly reviewed by the segment manager.

We conduct annual impairment tests of goodwill in the fourth quarter. If an initial assessment indicates it is more likely than not goodwill might be impaired, it is evaluated by comparing the reporting unit’s estimated fair value to its carrying value. Goodwill is also tested for impairment between annual tests if events or circumstances indicate the fair value of a unit may be less than its carrying value. If the carrying amount exceeds the estimated fair value, impairment is recognized to the extent that recorded goodwill exceeds the implied fair value of that goodwill. Estimated fair values of reporting units are Level 3 measures and are developed generally under an income approach that discounts estimated future cash flows using risk-adjusted interest rates.

All of the Company’s identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as patents and trademarks, and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying amount may not be recoverable.

Product Warranty

Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for a period of one to two years from the date of sale or installation. In 2014, the Provision for warranty is determined primarily based on historical warranty cost as a percentage of sales or a fixed amount per unit sold based on failure rates, adjusted for specific problems that may arise. Product warranty expense is less than one-half percent of sales, accordingly no separate provision was deemed necessary as of December 31, 2014.

Fair Value Measurement

ASC 820, Fair Value Measurement, establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or other approaches using market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as company-developed future cash flow estimates, and are considered the least reliable. Valuations for all of the Company’s financial instruments fall within Level 2. The fair value of the Company’s derivative liabilities are classified as Level 3, and are estimated using the Black-Scholes option pricing model.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes-Merton pricing model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares to settle the transaction with. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

We evaluate the application of ASC 815-40-25 to the Warrants to purchase common stock issued with the Convertible Notes, and determined that the warrants were required to be accounted for as derivatives due to the provisions in certain convertible notes that result in our being unable to determine if we have sufficient authorized shares to settle the instrument. See Note 8 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Accordingly, the embedded conversion option and the warrants are derivative liabilities and are marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

Revenue Recognition:

We recognize the majority of our revenues through the sale of manufactured products and record the sale when products are shipped or delivered and title passes to the customer with collection reasonably assured. In certain limited circumstances, revenue could be recognized using the percentage-of-completion method as performance occurs, or in accordance with ASC 985-605 related to software. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

Sales arrangements sometimes involve delivering multiple elements, including services such as installation. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in our control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. In 2014, we did not have any revenues arise from qualifying sales arrangements that include the delivery of multiple elements. The vast majority of these deliverables are tangible products, with a small portion attributable to installation. We do not provide any separate maintenance. Generally, contract duration is short term and cancellation, termination or refund provisions apply only in the event of contract breach, and have historically not been invoked.

The Company provides climate equipment, integrated solutions, and installation designed for the controlled environment agriculture industry through construction-type contracts. The term of these types of contracts is typically less than one year. We recognize revenue when all criteria are met as noted above.

Foreign Currency Translation:

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10 Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in consolidated results of operations.

Functional Currency:

The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s former subsidiary, Surna HK, was the Hong Kong Dollar (“HKD”). The functional currency of Surna HK’s operating subsidiary in PRC, Flying Cloud, was the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2014	December 31, 2013
Period-end HKD: USD exchange rate	$7.75	$7.75
Average Period HKD: USD exchange rate	$7.75	$7.76
Period-end RMB: USD exchange rate	$6.21	$6.11
Average Period RMB: USD exchange rate	$6.15	$6.20

Concentrations:

The Company’s accounts receivables from two customers make up 58% of the total balance as of December 31, 2014.

The Company made 65% of its purchases from four vendors during the year ended December 31, 2014. Each vendor comprised greater than 10% of the purchases.

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

Research and Development:

The Company accounts for research and development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10 requires research and development costs to be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2014 and 2013, we incurred approximately $319,430 and $100 respectively for research and development expense which are included in the consolidated statements of operations.

Fair Value Measurements:

The carrying value of financial instruments, including accrued liabilities and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and considered short term.

Basic and Diluted Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities that were deemed to be anti-dilutive are noted below:

	2014	2013

Convertible notes	10,852,708	-
Stock options	10,296,000	-
Warrants	2,536,625	-
Diluted shares outstanding	23,685,333	-

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

Recent Accounting Pronouncements:

In August 2014, the FASB issued guidance regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and disclose certain information when substantial doubt is raised. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company does not expect this guidance to impact its financial statements.

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. The guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company is currently evaluating the impact of this guidance on its financial statements.

In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. The Company does not expect this guidance to impact its financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $779,387. Additionally, the Company has generated cumulative net losses of $5,767,577 during the period from inception through December 31, 2014.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing. On March 28, 2014, the Company commenced a private placement in the form of convertible promissory notes for up to $5,000,000 (“Private Placement”). On October 16, 2014, the Company closed the first Private Placement in which it raised $1,336,783 and filed a Form D with the SEC disclosing the closing of the Private Placement.

In October 2014, subsequent to the closing of the initial private placement, the Company engaged Newbridge Securities Corporation to act on a “best efforts” basis as a placement agent for the Company in connection with the structuring, issuance, and sale of debt and/or equity “Securities” to obtain upto $3,000,000 in additional capital. For this purpose, the Company sold Securities, which are defined as up to 60 Units (each, a “Unit”) with each Unit consisting of (i) Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% Convertible Note; and (iii) 50,000 Warrants for the purchase of 50,000 shares of the Company’s common stock. Through December 31, 2014, the Company had raised $1,625,000 and subsequent to December 31, 2014 has raised an additional $911,625 (see Note 15 Subsequent Events).

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

NOTE 3 - ACQUISITIONS AND DIVESTITURES

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

Effective March 25, 2014, the Company completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity.

The dividend shares of Trebor are and shall remain restricted securities as defined in Rule 144, promulgated under the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one for one basis to the Company’s shareholders of record on March 21, 2014.

Trebor is a party to a Memorandum of Understanding (“MOU”) dated March 24, 2014, with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and its associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines. The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including a specific gold mining property (the “Pargum Mine”). The MOU also requires the parties to develop a plan of operation for the Pargum Mine, including financing and expansion. It is expected that RMA will secure necessary permits required for the development, construction and plant operations. It is expected that Trebor will provide the necessary financing and technology for the anticipated operations at Pargum Mine. In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities. See Item 1A - Risk Factors – “If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March, 2014 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and Prospects.”

Acquisition of Safari Resource Group, Inc.

As a result of the Merger, Safari’s shareholder group received eighty million two hundred and one thousand two hundred and fifty (80,201,250) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024.

Acquisition of Hydro Innovations, LLC

On March 31, 2014, we entered into a binding membership interest purchase agreement with Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) and its owners, Stephen Keen and Brandy Keen (collectively referred to as “the Keens”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014.

Effective as of July 1, 2014, we entered into a modification and amendment (the “Hydro Amendment”) to the previously disclosed March 31, 2014 membership purchase agreement we entered into with Hydro to acquire a 100% interest in Hydro. The transaction closed on July 25, 2014 at which day we acquired 100% of the Hydro membership interests and Hydro became our wholly owned subsidiary. Pursuant to the terms of the Hydro Amendment, we paid to the Keens $250,000 by the delivery to the Keens of a $250,000 promissory note from the Company. The note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The note may be prepaid in whole or in part at any time.

As additional consideration for the purchase of Hydro, the Company entered into employment agreements with the Keens. Pursuant to the terms of Brandy Keen’s employment agreement, the Company agreed to employ Brandy Keen as its Vice President of Operations for a period of three years beginning on July 18, 2014 and pay her an annual base salary of $96,000 which is subject to review annually by the Company’s Board of Directors. Brandy Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with her duties. Brandy Keen’s employment is at-will and may be terminated at any time, with or without cause.

Pursuant to the terms of Stephen Keen’s employment agreement, the Company agreed to employ Stephen Keen as its Vice President of Research and Development for a period of three years beginning on July 18, 2014 and pay him an annual base salary of $96,000 which is subject to review annually by the Company’s Board of Directors. Stephen Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Stephen Keen’s employment is at-will and may be terminated at any time, with or without cause.

The Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the purchase price allocations based on historical inputs and data as of June 30, 2014.

The following table summarizes the fair values of the Hydro assets acquired and liabilities assumed as of the effective acquisition date of June 30, 2014:

Purchase price:
Promissory Note	$250,000
Liabilities assumed	509,015
Total purchase price	$759,015

Fair value of assets:
Current assets	$96,712
Property and equipment	29,808
Other assets	1,432
Goodwill	631,064
Fair value of assets acquired	$759,015

All of the assets were recorded at book value and are amortized or depreciated at their respective existing rates at the acquisition date. The Goodwill is not amortizable but subject to an annual impairment review as prescribed by the Accounting Standards Codification (ASC) 350 (formerly SFAS No. 142). No impairment has been recognized for the year ended December 31, 2014.

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

	Year Ended
	December 31,
	2013	2014

Revenue	$695,081	$2,488,837
Cost of sales	334,719	1,908,234
Gross Margin	360,362	580,603

Operating Expenses:
Advertising and marketing	40,801	281,127
Research to development costs	40,085	341,642
General and administrative expenses	542,639	3,412,483
Total operating expenses	623,525	4,035,252
Operating Loss	(263,163)	(3,454,649)

Other Income (Expense)
Interest expense (1)	(8,360)	(359,245)
Amortization of Debt Discount on Convertible Notes	-	(476,044)
Gain on Derivative Liability	-	1,051,889
Loss From Continuing Operations	(271,523)	(3,238,049)

Loss From Discontinued Operations	-	(17,771)
Net Loss	(271,523)	(3,255,820)

Comprehensive loss:
Foreign currency translation loss	(6,946)	-
Comprehensive loss:	$(278,469)	$(3,255,820)

Earnings per share attributable to Surna, Inc.
Basic and fully diluted	$(0.00)	$(0.03)

(1) Interest related to promissory note issued for Hydro acquisition of $7,500 was eliminated.

In connection with the purchase of Hydro Innovations, LLC (See Note 1 - Summary of Significant Accounting Policies) the company issued a $250,000 promissory note as part of the purchase price (see Note 6 – Promissory Note).

On June 30, 2014, the Company executed a separation agreement (“Separation Agreement”) with Lead Focus Limited, a British Virgin Islands company and related party (“LFL”), whereby the Company sold 100% of the issued and outstanding stock of Surna Media to LFL, along with Surna Media’s subsidiaries Surna HK, and Surna HK’s subsidiary Flying Cloud (collectively “Surna Media Entities”).

The sales price for the Surna Media Entities was $2,643,878, which comprises a payment of $1 in cash and LFL’s assumption of all of the liabilities of the Surna Media Entities. The $2,643,878 was amounts due to related parties and is recorded as a capital transaction in the statement of changes in stockholders’ equity. As a result of this sale, the Company eliminated from its balance sheet all assets and liabilities associated with Surna Media Entities and recorded a credit of $2,643,878 to its additional paid in capital.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2014 and 2013, property and equipment consists of:

	2014	2013
Furniture & equipment	$106,844	$-
Molds	31,063	-
Vehicles	62,286	-
Leasehold Improvements	32,994	-
	233,187	-
Accumulated depreciation	(69,372)	-
	$163,815	$-

Depreciation expense amounted to $26,478 for the year ended December 31, 2014, of which $11,266 was allocated to cost of goods sold and inventory.

NOTE 5 - INTANGIBLE ASSETS

At December 31, 2014 and 2013, intangible assets consist of:

	2014	2013
Intellectual property	$22,712	-
Accumulated amortization	(2,212)	-
	20,500	-

Goodwill	631,064	-

	$651,564	$-

The goodwill of the acquired company is not amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers and productivity, together with certain intangible assets that do not qualify for separate recognition.

Intangible assets have an estimated life of 5 years. Amortization expense amounted to $2,296 for the year ended December 31, 2014 Expected future amortization expense of acquired intangible assets as of December 31, 2014 is as follows :

Year Ended December 31,
2015	$4,542
2016	4,542
2017	4,542
2018	4,542
2019	2,332
Thereafter	$20,500

NOTE 6 - PROMISSORY NOTE AND VEHICLE LOAN

In connection with the purchase of Hydro Innovations, LLC (“Hydro”) (See Note 1 - Summary of Significant Accounting Policies) the company issued a $250,000 promissory note (“Note”) as part of the purchase price. The Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. At December 31, 2014, the Note had a balance of $248,240, with $52,481 and $195,759 reflected on the balance sheet as current and long-term respectively. Additionally, the Company assumed a Note Payable to the former owners of Hydro (the “Hydro Note”). The Hydro Note bears interest at the rate of 12%, per annum, with interest due and payable monthly and expires on February 1, 2016. The balance of the Hydro Note was $26,593 at December 31, 2014 and reflected as current on the balance sheet.

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872.07 per month for 60 months. The balance of the loan at December 31, 2014 was $ 43,049.

As of December 31, 2014, future principal payments for our vehicle loan are as follows :

Year Ended December 31,
2015	$9,731
2016	9,287
2017	9,664
2018	10,057
2019	4,310
$43,049

NOTE 7 - CONVERTIBLE DEBT

The following table summarizes the convertible promissory notes movement of fiscal 2014:

Balance at January 1, 2014	$-
Convertible notes issued (Series 1)	1,336,783
Convertible notes issued (series 2)	1,625,000
Convertible notes converted	(-)
Total	2,961,783
Less: debt discount	(2,473,239)
Balance at December 31, 2014	488,544
Less: current portion	(-)
Long-term portion	488,544

Convertible Notes – Series 1

During the period ended December 31, 2014, the Company issued series 1 convertible promissory notes to investors in the aggregate principal amount of $1,336,783. The convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The convertible promissory notes are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock.

Due to the variable conversion price the number of shares issuable upon conversion is variable and there is no cap on the number of shares that can be issued associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Note, the Company determined a fair value of $1,324,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount is being amortized over the two year term of the convertible promissory notes. The Company recognized a charge of $374,481for the year ended December 31, 2014 for amortization of this debt discount.

Accrued interest expenses on the above series 1 notes as of December 31, 2014 and 2013 is $188,020 and nil respectively. Interest expenses for the year ended December 31, 2014 and 2013 is $188,020 and nil, respectively.

Convertible Notes – Series 2

In October 2014, the Company engaged a placement agent to act on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity “Securities” as defined. For this purpose, Securities is defined as up to 60 Units (each, a “Unit”) with each Unit consisting of (i) Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% Convertible Note, (“Series 2”); and (iii) Warrants for the purchase of 50,000 shares of the Company’s common stock. The Series 2 convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The Series 2 convertible promissory notes are convertible after 360 days from the issuance date at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by $0.60 conversion price. Additionally, the entire principal Amount Due on this Note shall be automatically converted into Common Stock at the Automatic Conversion Price without any action of the Purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s Common Stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the Common Stock shall have traded on the Trading Market at a VWAP of at least $2.00 per share for a period of ten (10) consecutive Trading Days. Through December 31, 2014, the Company has raised $1,625,000 from the sale of these Securities.

The gross proceed from the sale of the debentures are recorded net of a discount of related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended December 31, 2014, the Company recorded $58,427 of interest expense relating to the excess fair value of the conversion option over the face value of the debentures. The fair value of the Warrants underlying the promissory notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the promissory notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes. Transaction costs are apportioned to the debt liability, common stock and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

Proceeds from sale of Units	$1,625,000
Less: Fair value of warrants	(393,240)
Fair value assigned to common stock	(803,951)
Debt discount- conversion feature	(427,809)
Initial carrying value of note	$-

The Company recognized a charge of $101,563 for the year ended December 31, 2014 for amortization of this debt discount and $82,105 charge for transaction costs. The carrying value of the notes as of December 31, 2014 was $101,563 and the unamortized debt discount was $1,523,437.

Accrued interest expenses on the series 2 convertible notes above as of December 31, 2014 and 2013 is $14,103 and nil, respectively. Interest expenses for the year ended December 31, 2014 and 2013 is $14,103 and nil, respectively.

As of December 31, 2014, future principal payments for our long-term convertible loans were as follows :

Year Ended December 31,
2015	$-
2016	2,961,783
Thereafter	-
$2,961,783

Note 8 – DERIVATIVE LIABILITIES

The convertible promissory notes discussed in Note 4 have a variable conversion price which results in a variable number of shares needed for settlement, that gave rise to a derivative liability for the embedded conversion feature. The fair value of the conversion feature derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

The fair value of the described conversion feature derivative liability is $ 1,151,870 at December 31, 2014 was determined using the Black-Scholes Model with the following assumptions:

	Series 1	Series 2

(1) risk free interest rate of	0.57%	0.67%
(2) dividend yield of	0.00%	0.0%
(3) volatility factor of	124%	137%
(4) an expected life of the conversion feature	2 years	2 years
(5) estimated fair value of the company’s common stock of	$0. 32 - 0.98/share	$0.49 - 0.32/share

The Company recorded the change in fair value of the conversion feature derivative liability from the initial date to December 31, 2014, resulting in a non-cash, non-operating income of $1,051,889 for the year ended December 31, 2014.

The following table represents the Company’s derivative liability activity for the year ended December 31, 2014:

Derivative liabilities balance, December 31, 2013	$-
Initial measurement at Issuance date of the notes	2,203,759
Change in derivative liability during the year ended December 31, 2014	(1,051,889)
$1,151,870

NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2014, the Company had a balance due to related parties of $499,431. Of this balance, $230,357 is from various advances from the Company’s CEO and which are non-interest bearing, unsecured and due on demand. The balance of $269,074 is due to key employees and shareholders of the Company. (See Note – 6 Promissory Notes).

As of December 31, 2013, the Company had a balance due related parties held for sale of $ 2,641,766. This balance was reclassified in the sale of Surna Media (See Note 3- Acquisitions and Divestitures)

NOTE 10 - INCOME TAXES

In 2014 and 2013, we recorded net tax provisions of $nil.

The components of the provision for income taxes, net are as follows:

	2014	2013
Current taxes:
U.S. Federal	$-	$-
U.S. State	-	-
International	-	-
Current taxes	-	-
Deferred taxes:
U.S. Federal	-	-
U.S. State	-	-
International	-	-
Deferred taxes	-	-
Provision for income taxes, net	$-	$-

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are as follows:

	2014	2013
Income taxes computed at the federal statutory rate	$(1,017,269)	$(62,070)
Effect of:
State taxes, net of federal benefits	(91,429)	-
Loss of Net operating losses from discontinued operations	720,631	-
Nondeductible	(191,396)
Change in valuation allowance	579,464	62,070
Other, net
Total	-	-

The Company has approximately $3,148,583 in Net Operating Losses carried forward for federal and state income tax purposes which will expire, if not utilized, in 2034.

As a result of the Safari acquisition (See Note 1), there was a changes of control (greater than 50% ownership change) and a change in lines of business, so all prior year net operations losses cannot be utilized by the Company.

Deferred income tax assets are as follows:

	December 31,
	2014 (1)	2013
Deferred tax assets:
Net operating losses	$1,216,297	$720,631
Consultant Expenses	127,475	-
Federal utilization of state benefits	(55,230)	-

Other items	11,552	-

Total gross deferred tax assets	1,300,095	720,631
Less valuation allowance	(1,300,095)	(720,631)
Deferred tax assets, net of valuation allowance	$-	$-

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2009 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. We have not filed its past years’ federal corporate income tax returns and may be subject to penalties for non-compliance, however, we believe that we had no taxable income in US or in any foreign jurisdiction. We are in process of completing our US federal and state tax returns. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has entered into a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

2015	$184,538
January 1 through September 30, 2016	$138,404
$322,942

Rent expense for office space amounted to $105,128 and $0 for the years ended December 31, 2014 and 2013, respectively.

Employment agreements

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

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 12 – PATENTS and TRADEMARKS

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of April 14, 2015, the Company has ten pending patent applications. The pending patent applications are a combination of Utility and Design patent applications that provide coverage around certain core Company technology. If issued, Design patents provide protection for 15 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-Provisional application filing date. We also are actively pursuing trademark registration around our core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 13 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2014 and 2013, there were 77,220,000 and nil shares of preferred stock Series A issued and outstanding, respectively. The Preferred Stock Series A is non-participating and only has voting rights  equal to the common stock.

During 2014, at the closing of the Merger, Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock.

Common Stock

As of December 31, 2014 and 2013, there were 113,511,250 and 99,375,000 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2014, the Company issued shares of its common stock as follows:

We authorized the issuance of a total of 3,000,000 shares of our common stock in connection with a Consulting Services Agreement with Newbridge Financial, Inc. (the “Agreement”) valued at $1,330,000. Additionally, of the 3 million shares, we had authorized the issuance of 1,000,000 in December 2014 having a value of $330,000, but these were issued by the stock transfer agent on January 7, 2015 pursuant to the Agreement. These shares were deemed issued at December 31, 2014 and valued at $330,000. The Agreement called for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance and development initiatives; and formulating the optimal strategy to meet working capital needs.

On September 30, 2014, the Company issued a total of 30,000 shares of its common stock to three consultants to provide general business consulting services  valued at $29,400.

During the period from October 1, 2014 through December, 31, 2014, the Company issued 8,125,000 shares of its common stock in connection with the issuance of convertible debt (See Note – 7 Convertible Debt). $722,743 of the proceeds were allocated to common stock and additional paid in capital.

NOTE 14 – WARRANTS AND OPTIONS

Warrant activity during the years ended, is as follows:

	Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31,2013	-	$-	$-
Granted	1,625,000	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding and exercisable at December 31,2014	1,625,000	$3.00	$-

During the year ended December 31, 2014, the Company issued warrants to purchase 1,625,000 shares of common stock in connection with convertible notes. These warrants have an exercise price of $3.00 per share and expire within four years from the date of issue. Total warrants outstanding as of December 31, 2014 were 1,625,000 with an exercise price ranging of $3.00 per share.

The following table is a summary of the warrants calculation was determined using the Black-Scholes Model with the following assumptions:

(1) risk free interest rate of	1.38%;
(2) dividend yield of	0.00%;
(3) volatility factor of	137.43%;
(4) an expected life of the conversion feature of	4 years and
(5) estimated fair value of the company’s common stock of	$0.32 per share

The fair value of the warrants issued as of December 31, 2014 was $0.18 per share. The warrants had zero intrinsic value.

Stock Option Plan

At the closing of the Merger with Safari Resource Group (See footnote 3 – Acquisitions and divestitures) Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,290,000 options, with an exercise price of $0.000245. There were no stock options exercised in 2014 and no new options granted during the year ended December 31, 2014. There were no options issued and outstanding during the year ended December 31, 2013.

The following table summarizes our restricted stock option activity:

	Number of Units	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2013	-	$-
Options granted
Options exercised
Options forfeited
Outstanding as of December 31, 2013	-	-
Options granted	10,290,000	$-
Options exercised	(-)	-
Options forfeited	(-)	-
Outstanding as of December 31, 2014	10,290,000	$-

The stock options outstanding are result of converting the existing options in Safari into our options as a result of the Safari acquisition. The options were all fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The intrinsic value of vested stock options at December 31, 2014 was $3,292,800. The options expire in March 2017.

NOTE 15 - SUBSEQUENT EVENTS

On January 8, 2015 the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”) from its members Jim Willett and Forbeez Capital, LLC (“Agrisoft”) for an aggregate purchase price of $4,000,001. The purchase price will be paid 50% in our common stock and 50% will be in the form of a promissory note (the “Note”). The note will be a two-year note in the aggregate principal amount of $2,000,000, with interest accruing at 8% annually, payable in quarterly installments of $150,000, with the first $150,000 payment due 90 days following the closing date, and with a balloon payment due at maturity. On February 23, 2015 we amended our agreement to acquire an interest in Agrisoft whereby each of the parties to the agreement agreed that they may terminate the agreement at any time and if the sellers terminate, we may elect to have all loans we made to Agrisoft converted to equity. For purposes of determining the ownership interest we may acquire upon conversion of such loan, Agrisoft will be valued at $6,000,000. The closing for this transaction was extended to July 1, 2015.

As previously described in Note 7. Convertible Debt, the Company has engaged a placement agent for the sale of up to $3,000,000 of “Securities” as defined. Subsequent to year end, the Company has raised an additional $911,625.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC. (the “Registrant”)

April 16, 2015	BY:	/s/ Tom Bollich
Tom Bollich
Chief Executive Officer and Director

April 16, 2015	BY:	/s/ Douglas McKinnon
Douglas McKinnon
Principal Financial Officer, Principal Accounting Officer, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 16, 2015	By:	/s/ Douglas McKinnon
Douglas McKinnon, Director

Dated: April 16, 2015	By:	/s/ Tae Darnell
Tae Darnell, Director

29

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

2.3	Modification and Amendment to the Membership Interest Purchase Agreement among Brandy Keen and Stephen Keen and Surna, Inc. dated as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

4.1	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 21, 2014).

4.2	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

10.2	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.7+	Executive Employment Agreement between Surna, Inc. and David W. Traylor effective as of December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014).

10.8+	Executive Employment Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

30

10.9+	Executive Officer Confidentiality, Non-Competition, and Non-Solicitation Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.10	Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of January 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2015).

10.11	Agreement for Professional Services (estimate 1368) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.12	Agreement for Professional Services (estimate 1369) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.13	Addendum to the Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of February 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2015).

10.14*	Management Compensation Agreements

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+ Management compensation agreement

* Filed herewith.

** Furnished herewith.

31