Form 10-Q
period 2015-03-31
Surna Inc.
filed 2015-05-19
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,073,707 as of May 14, 2015.

2

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this quarterly report only:

●	China or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau, and Taiwan

●	“us”, the “Company”, and “our” refer to Surna, Inc., and, unless the context requires otherwise, its wholly-owned subsidiary Hydro Innovations, LLC.

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to,” or other similar expressions. The accuracy of these statements may be impacted by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 16, 2015:

●

If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March 2014 violated federal or state securities laws, we could incur monetary damages, fines, or other damages that could have a material adverse effect on our financial condition and prospects.

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	The impact of the volatility in the worldwide credit and equity markets.

●	Legislative and Judicial changes at Federal, State and Local Levels.

●	The impact of changes in interest rates.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	Unaudited
ASSETS
Current Assets
Cash	$365,244	$689,963
Accounts receivable (net of allowance for doubtful accounts of $10,000)	598,500	394,830
Note receivable	260,000	100,000
Inventory	508,641	264,031
Prepaid expenses	114,193	57,089
Total Current Assets	1,846,578	1,505,913

Noncurrent Assets
Property and equipment, net	154,841	166,028
Intangible assets, net	648,327	649,351
Total Noncurrent Assets	803,168	815,379

TOTAL ASSETS	$2,649,746	$2,321,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$433,151	$411,828
Deferred revenue	786,987	408,199
Current portion long term debt	9,731	9,731
Amounts due shareholders	253,001	303,672
Derivative liability on conversion feature	1,154,748	847,438
Derivative liability on warrants	182,719	304,432
Total Current Liabilities	2,820,337	2,285,300

NONCURRENT LIABILITIES
Convertible promissory notes, net	1,043,227	488,544
Convertible accrued interest	303,298	202,123
Promissory note due shareholders	195,760	195,759
Vehicle loan	31,852	33,318
Total Noncurrent Liabilities	1,575,137	919,744

TOTAL LIABILITIES	4,394,474	3,205,044

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 119,682,768 and 113,511,250 shares issued and outstanding	1,197	1,135
Paid in capital	5,439,323	4,881,918
Accumulated deficit	(7,186,020)	(5,767,577)
Total Stockholders’ Deficit	(1,744,728)	(883,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,649,746	$2,321,292

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Quarter Ended March 31,
	2015	2014

Revenue	$870,895	$-

Cost of revenue	682,736	-

Gross profit	188,159	-

Operating Expenses:
Advertising and marketing	82,974	-
Research and development	180,989	-
General and administrative expenses	803,742	47,086
Total operating expenses	1,067,705	47,086

Operating loss	(879,546)	(47,086)

Other income (expense):
Interest expense	(160,260)	-
Amortization of debt discount on convertible notes	(426,800)	-
Gain on derivative liabilities	48,163	-
Loss from continuing operations before provision for income taxes	(1,418,443)	(47,086)

Provision for income taxes	-	-

Loss from continuing operations	(1,418,443)	(47,086)

Loss from discontinued operations	-	(6,521)
Net loss	(1,418,443)	(53,607)

Other comprehensive Income (Loss)	-	-

Comprehensive Income (Loss)	$(1,418,443)	$(53,607)

Loss per common share from continuing operations - basic and diluted	$(0.01)	$(0.00)

Loss per common share from discontinued operations - basic and diluted	$0.00	$0.00

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	115,852,402	99,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Quarter Ended March 31,
	2015	2014

Net loss	$(1,418,443)	$(47,086)
Loss from discontinued operations	-	(6,521)
Loss from continuing operations	(1,418,443)	(53,607)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,811	3,333
Amortization of debt discount	426,800	-
Change in derivative liability	(48,163)	-
Expense of issuing warrants	(19,130)	-
Accrued interest	137,435	-

Changes in operating assets and liabilities:
Accounts and notes receivable	(203,670)	(20,005)
Inventory and prepaid expenses	(301,716)	(2,050)
Accounts payable and accrued liabilities	21,302	8,430
Deferred revenue	378,788	-
Amount due to related parties	-	3,231
Cash used in operating activities	(1,011,984)	(60,668)

Cash Flows From Investing Activities
Purchase of intangible assets	-	(10,000)
Purchase of equipment	(2,600)	-
Loan to Agrisoft	(160,000)	-
	(162,600)	(10,000)
Cash Flows From Financing Activities
Proceeds from convertible debt	911,250	109,283
Payment on vehicle loan	(1,466)	-
Payments on loans from shareholders	(59,919)	-
Net cash provided by financing activities	849,865	109,283

Net increase/(decrease) in cash	(324,719)	38,615
Cash, beginning of period	689,963	752
Cash, end of period	$365,244	$39,367

Supplemental cash flow information:

Interest paid	$1,387	-
Income tax paid	-	-

Non-cash investing and financial activities:

Discount on convertible notes	$446,988

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. was incorporated in Nevada on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we became the sole surviving corporation after the acquisition of Safari. In July 2014, we acquired 100 percent of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”).

History:

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 shares of its common stock. The merger was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (“Surna HK”), was formed on June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly-owned subsidiary of Surna HK (“Flying Cloud”). All of the Surna HK, Surna Media, and Flying Cloud transactions were consolidated with those of the Company beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. (“Surna Networks I”) and Surna Networks Ltd. (“Surna Networks II”) were wholly-owned subsidiaries of the Company, formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, the Company sold Surna Networks I and Surna Networks II to Chan Kam Ming for a total sales price of US$1 and assumption of liability related to those companies. All significant intercompany transactions are eliminated. We sold Surna Media and its subsidiaries in 2014.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The balance sheet at December 31, 2015, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the 2014 Form 10-K. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Consolidation and Reclassifications:

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiaries. Intercompany transactions, profits, and balances are eliminated in consolidation effective June 30, 2014, when the Company sold all of its interest in its wholly owned subsidiary Surna Media, along with Surna Media’s subsidiaries, Surna HK and Flying Cloud.

Certain reclassifications have been made to amounts in prior periods to conform with the current period presentation. All reclassifications have been applied consistently to the periods presented.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, and valuation of deferred tax assets and liabilities.

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the first quarter of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets:

Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is a result of the Hydro acquisition in 2014. Pursuant to guidance in ASC 280, Segment Reporting, we have one segment in 2015 and 2014, and there is no other operating segment for which discrete financial information for that business segment/unit is prepared and regularly reviewed by the segment manager.

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

Product Warranty:

Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for a period of one to two years from the date of sale or installation. In 2015 and 2014, the Provision for warranty is determined primarily based on historical warranty cost as a percentage of sales or a fixed amount per unit sold based on failure rates, adjusted for specific problems that may arise. Product warranty expense is less than one-half percent of sales, accordingly no separate provision was deemed necessary as of March 31, 2015 and December 31, 2014 respectively.

Fair Value Measurement:

ASC 820, Fair Value Measurement, (“ASC 820”) establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, transactions to sell an asset or transfer a liability occur in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for the identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or other approaches using market-observable inputs for similar items in active markets, including forward and spot prices, interest rates, and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as company-developed future cash flow estimates, and are considered the least reliable. Valuations for all of the Company’s financial instruments fall within Level 2. The fair value of the Company’s derivative liabilities are classified as Level 3, and are estimated using the Black-Scholes option pricing model.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The carrying value of financial instruments, including accrued liabilities and accounts payable, approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related parties approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and are considered short term.

Derivative Financial Instruments:

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

Sales arrangements sometimes involve delivering multiple elements, including services such as installation. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in our control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. In the quarter ended March 1, 2015 and year ended December 31, 2014, we did not have any revenues arise from qualifying sales arrangements that include the delivery of multiple elements. The vast majority of these deliverables are tangible products, with a small portion attributable to installation. We do not provide any separate maintenance. Generally, contract duration is short term and cancellation, termination, or refund provisions apply only in the event of contract breach, and have historically not been invoked.

The Company provides climate control equipment, integrated solutions, and installation designed for the controlled environment agriculture industry. The term of these types of contracts is typically less than one year. We recognize revenue when all criteria are met as noted above.

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

Functional Currency:

The functional currency of the Company is the United States Dollars (“USD”). The functional currency of the Company’s former subsidiary, Surna HK, was the Hong Kong Dollar (“HKD”). The functional currency of Surna HK’s operating subsidiary in PRC, Flying Cloud, was the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currenvcy are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the consolidated financial statements of the Company are translated into the Company’s reporting currency, United States Dollars (“USD”). Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period.

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the December 31, 2014 consolidated financial statements were as follows:

	March 31, 2015	December 31, 2014

Period-end HKD: USD exchange rate	*	$7.75
Average Period HKD: USD exchange rate	*	$7.75
Period-end RMB: USD exchange rate	*	$6.21
Average Period RMB: USD exchange rate	*	$6.15

* - Not applicable to the three months ended March 31, 2015.

Concentrations:

The Company’s accounts receivable from three customers make up 50% of the total balance as of March 31, 2015. Two customers made up 26% of the total revenue for the three months ended March 31, 2015.

The Company made 60% of its purchases from four vendors during the quarter ended March 31, 2015. Each vendor supplies greater than 10% of the purchases.

Comprehensive Income (Loss):

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in stockholders’ equity (deficit) during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available securities.

Basic and Diluted Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period and adjusting for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities that were deemed to be anti-dilutive are noted below:

	March 31, 2015	December 31, 2014

Convertible notes	13,875,521	10,852,708
Stock options	10,296,000	10,296,000
Warrants	2,536,625	1,625,000
Diluted shares outstanding	26,708,146	22,774,083

Commitments and Contingencies:

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environment liability, and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset has been impaired or a liability has been incurred, and the amount of loss can be reasonably estimated.

Recent Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

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

In April 2014, the FASB issued guidance regarding the reporting of discontinued operations. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The guidance is effective for interim and annual periods beginning on or after December 15, 2014. The Company does not expect this guidance to impact its financial statements. There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other ASUs issued through the date the condensed financials were issued and believes that the adoption of these will not have a material impact on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $759. Additionally, the Company has generated cumulative net losses of $7,186,020 during the period from inception through March 31, 2015.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if or when the Company will generate profits. The Company expects to finance its operations primarily through debt or equity financing. On March 28, 2014, the Company commenced a private placement in the form of convertible promissory notes for up to $5,000,000 (“Initial Private Placement”). On October 16, 2014, the Company closed the Initial Private Placement in which it raised $1,336,783 and filed a Form D with the SEC disclosing the closing of the Initial Private Placement.

In October 2014, subsequent to the closing of the Initial Private Placement, the Company engaged Newbridge Securities Corporation to act on a “best efforts” basis as a placement agent for the Company in connection with the structuring, issuance, and sale of debt and/or equity “Securities” to obtain up to $3,000,000 in additional capital. For this purpose, the Company sold Securities, which are defined as up to 60 Units (each, a “Unit”) with each Unit consisting of (i) Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% Convertible Note; and (iii) 50,000 Warrants for the purchase of 50,000 shares of the Company’s common stock. Through March 31, 2015, the Company had raised $2,536,250.

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

NOTE 3 - BALANCE SHEET COMPONENTS

Receivables, net:

Our receivables are summarized below:

	March 31, 2015	December 31, 2014

Accounts receivable	$608,500	$404,830
Less allowances for collection losses	(10,000)	(10,000)
	$598,500	$394,830

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

Inventories:

Inventories are stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out basis. Following are the components of inventory as of March 31, 2015 and December 31, 2014:

	2015	2014

Finished goods	$179,584	$56,297
Raw materials and work in progress	218,457	207,734
Inventory in transit	110,600	-
Total inventories	$508,641	$264,031

Property and Equipment:

At March 31, 2015 and December 31, 2014, property and equipment consists of:

	2015	2014

Furniture & equipment	$111,656	$106,844
Molds	31,063	31,063
Vehicles	62,286	62,286
Leasehold Improvements	32,994	32,994
	237,999	233,187
Accumulated depreciation	(83,158)	(69,372)
Property and equipment, net	$154,841	$163,815

Depreciation expense amounted to $14,811 and $3,333 for the quarters ended March 31, 2015 and 2014 respectively.

NOTE 4 - ACQUISITIONS AND DIVESTITURES

Qoo Games Limited (“Qoo Games”) was incorporated in Hong Kong on February 21, 2012. It was intended that this company operate as the publisher of mobile games, including for the iOS and Android operating systems, but this restructuring did not take place. Surna Media disposed of Qoo Games on January 24, 2014 for HK$1 (par value of the shares), and there were no assets, liabilities, or any transactions for Qoo Games during its existence. This transaction was not considered material to the Company’s financial position or results of operations.

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

Trebor is a party to a Memorandum of Understanding (“MOU”) dated March 24, 2014, with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and its associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines. The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including a specific gold mining property (the “Pargum Mine”). The MOU also requires the parties to develop a plan of operation for the Pargum Mine, including financing and expansion. It is expected that RMA will secure necessary permits required for the development, construction, and plant operations. It is expected that Trebor will provide the necessary financing and technology for the anticipated operations at Pargum Mine. In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities.

Acquisition of Safari Resource Group, Inc.:

On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we became the sole surviving corporation after the acquisition of Safari. As a result of the merger, Safari’s shareholder group received eighty million two hundred and one thousand two hundred and fifty (80,201,250) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted to its founders totaling 10,000 shares that were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024.

Acquisition of Hydro Innovations, LLC:

On March 31, 2014, we entered into a binding membership interest purchase agreement with Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) and its owners, Stephen Keen and Brandy Keen (collectively referred to as “the Keens”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties, and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014.

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

The Hydro acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value measurements utilize estimates based on key assumptions of the acquisition and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company estimated the purchase price allocations based on historical inputs and data as of June 30, 2014.

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

All of the assets were recorded at book value which approximated fair value and are amortized or depreciated at their respective existing rates at the acquisition date. The Goodwill is not amortizable but subject to an annual impairment review as prescribed by the Accounting Standards Codification (ASC) 350 (formerly SFAS No. 142). No impairment has been recognized for the quarter ended March 31, 2015.

Unaudited supplemental pro forma financial information:

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Group as if the Acquisition had occurred as of the beginning of January 1, 2014. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Group’s consolidated results of operations actually would have been had it completed the Hydro acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Group’s future results of operations after the Hydro acquisition.

	For the Quarter Ended March 31,
	2015	2014

Revenue	$870,895	$380,317
Cost of revenue	682,736	214,592
Gross profit	188,159	165,724

Operating Expenses:
Advertising and marketing	82,974	32,026
Research and development	180,989	16,985
General and administrative expenses	803,742	273,316
Total operating expenses	1,067,705	322,328

Operating loss	(879,546)	(156,603)

Other income (expense):
Interest expense	(156,735)	(1,230)
Amortization of debt discount on convertible notes	(426,800)	-
Gain on derivative liabilities	48,163	-
	(535,372)	(1,230)
Loss from continuing operations before provision for income taxes	(1,414,918)	(157,833)

Provision for income taxes	-	-

Loss from continuing operations	(1,414,918)	(157,833)

Comprehensive Income (Loss)	-	-

Comprehensive Income (Loss)	1,414,918	$(157,833)

Loss per common share from continuing operations - basic and diluted	$(0.01)	$(0)
Loss per common share from discontinued operations - basic and diluted	-	-

Loss per common share - basic and diluted	$(0.01)	$(0)

Weighted average number of common shares outstanding, basic and diluted	115,852,402	99,375,000

(1) Interest related to the promissory note issued for the Hydro acquisition of $3,525 was eliminated.

In connection with the purchase of Hydro Innovations, LLC, the company issued a $250,000 promissory note as part of the purchase price.

Divestiture:

On June 30, 2014, the Company executed a separation agreement (“Separation Agreement”) with Lead Focus Limited, a British Virgin Islands company and related party (“LFL”), whereby the Company sold 100% of the issued and outstanding stock of Surna Media to LFL, along with Surna Media’s subsidiaries Surna HK and Surna HK’s subsidiary Flying Cloud (collectively “Surna Media Entities”).

The sales price for the Surna Media Entities was $2,643,878, comprising a payment of $1 in cash and LFL’s assumption of all of the liabilities of the Surna Media Entities. The $2,643,878 was amounts due to related parties and is recorded as a capital transaction in the statement of changes in stockholders’ equity. As a result of this sale, the Company eliminated from its balance sheet all assets and liabilities associated with Surna Media Entities and recorded a credit of $2,643,878 to its additional paid in capital.

The Company began accounting for the Surna Media Entities’ business as a discontinued operation and, therefore, the operating results of our Surna Media Entities’ business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. There was immaterial operating activity in the first quarters of 2014 and none in 2015.

Summary results of operations for the Surna Media Entities business were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Revenues	$—	$5
Expenses	—	6,526
Income (loss) from discontinued	$—	$(6,521)
Income taxes	—	—
Income (loss) from discontinued operations	$—	$(6,521)

NOTE 5 - FAIR VALUE

ASC Topic 820, Fair value Measurements and Disclosures, (“ASC Topic 820”) defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.

ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion feature
March 31, 2015	Current Liabilities	$1,154,748	—	—	$1,154,748
December 31, 2014	Current Liabilities	$847,438	—	—	$847,438
Derivative Liability - warrants

March 31, 2015	Current Liabilities	$182,719	—	—	$182,719
December 31, 2014	Current Liabilities	$304,432	—	—	$304,432

Our Level 3 fair value liabilities represent contingent consideration recorded related to the embedded conversion features in the convertible notes issued in 2014 and 2014. The change in the balance of the conversion feature derivative liabilities and warrant liabilities during the three month period ended March 31, 2015 is calculated using the Black Scholes Model, which is classified as gain/loss in derivative liabilities in the consolidated condensed statement of operations. The Black-Scholes model does take into consideration the Company’s stock price, historical volatility, and risk free interest rate, which do have observable Level 1 or Level 2 inputs.

On a Non-recurring Basis:

In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other, (“ASC Topic 350”) the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement for goodwill under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. . As of March 31, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and considered short term.

NOTE 6 - INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014, intangible assets primarily consisted of goodwill in the amount of $631,064 and other intangibles of $17,263 and $18,287, net of accumulated amortization of $3,238 and $2,213, respectively. Goodwill of an acquired company is neither amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers and productivity. Amortization expense for the intangible assets was $1,025 for the three months ended March 31, 2015 and nil for the three months ended March 31, 2014.

NOTE 7 - PROMISSORY NOTE AND VEHICLE LOAN

In connection with the purchase of Hydro Innovations, LLC (“Hydro”) the Company issued a $250,000 promissory note (“Note”) as part of the purchase price. The Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. At March 31, 2015, the Note had a balance of $248,240, with $52,481 and $195,759 reflected on the balance sheet as current and long-term respectively. Additionally, the Company assumed a Note Payable to the former owners of Hydro (the “Hydro Note”). The Hydro Note bears interest at the rate of 12%, per annum, with interest due and payable monthly and expires on February 1, 2016. The balance of the Hydro Note was $212,220 at March 31, 2015 and reflected as current on the balance sheet.

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872.07 per month for 60 months. The balance of the loan at March 31, 2015 was 41,583.

As of March 31, 2015, future principal payments for our vehicle loan are as follows:

Year Ended December 31
2015 (three remaining quarters)	$8,265
2016	9,287
2017	9,664
2018	10,057
2019	4,310
$41,583

NOTE 8 - CONVERTIBLE DEBT

The following table summarizes the convertible promissory notes movement::

Balance at January 1, 2014	$-
Convertible notes issued (Series 1)	1,336,783
Convertible notes issued (Series 2)	1,625,000
Convertible notes converted	(-)
Total	2,961,783
Less: debt discount	(2,473,239)
Balance at December 31, 2014	488,544

Convertible notes issued (Series 2)	911,250
Convertible notes converted (Series 1)	(160,000)
Total	1,239,794
Less: debt discount	(187,319)
Less: Deferred finance charges	(9,248)
Balance March 31, 2015	1,043,227
Less: current portion	(-)
Long-term portion	$1,043,227

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

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount is being amortized over the two year term of the convertible promissory notes. The Company recognized a charge of $166,367 for the quarter ended March 31, 2015 for amortization of this debt discount.

Accrued interest expenses on the above series 1 notes as of March 31, 2015 and 2014 is $270,424 and nil respectively. Interest expenses for the quarters ended March 31, 2015 and 2014 is $82,404 and nil, respectively.

Convertible Notes – Series 2

In October 2014, the Company engaged a placement agent to act on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity “Securities” as defined. For this purpose, Securities is defined as up to 60 Units (each, a “Unit”) with each Unit consisting of (i) Two Hundred Fifty Thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% Convertible Note, (“Series 2”); and (iii) Warrants for the purchase of 50,000 shares of the Company’s common stock. The Series 2 convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The Series 2 convertible promissory notes are convertible after 360 days from the issuance date at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by $0.60 conversion price. Additionally, the entire principal Amount Due on this Note shall be automatically converted into Common Stock at the Automatic Conversion Price without any action of the Purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s Common Stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the Common Stock shall have traded on the Trading Market at a VWAP of at least $2.00 per share for a period of ten (10) consecutive Trading Days. Through March 31, 2015, the Company has raised $2,536,250 from the sale of these Units.

The gross proceeds from the sale of the debentures are recorded net of a discount related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. The fair value of the Warrants underlying the promissory notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the promissory notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes. Transaction costs are apportioned to the debt liability, common stock, and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants, and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

Balance at January 1, 2014	$-
Proceeds from sale of Units	1,625,000
Less: Fair value of warrants	(393,240)
Fair value assigned to common stock	(803,951)
Debt discount- conversion feature	(427,809)
Initial carrying value of notes at December 31, 2014	$-
Proceeds from sale of Units	911,250
Less: Fair value of warrants	(135,258)
Fair value assigned to common stock	(446,988)
Debt discount- conversion feature	(98,180)
Initial carrying value of notes at March 31, 2015	$230,501

The Company recognized a charge of $426,988 for the quarter ended March 31, 2015 for amortization of this debt discount and $10,005 charge for transaction costs. The carrying value of the notes as of March 31, 2015 was $592,497.22 and the unamortized debt discount was $1,943,753.

Accrued interest expenses on the series 2 convertible notes above as of March 31, 2015 and 2014 is $66,189 and nil, respectively. Interest expenses for the year ended March 31, 2015 and 2014 is $ 52,087 and nil, respectively.

As of March 31, 2015, future principal payments for our long-term convertible loans were as follows:

Year Ended December 31,
2015	$-
2016	3,713,033
Thereafter	-
$3,713,033

NOTE 9 – DERIVATIVE LIABILITIES

The convertible promissory notes Series 1 discussed in Note 8 have a variable conversion price which results in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Due to the variable conversion price in the convertible notes Series 1, the warrants to purchase shares of common stock are also classified as a liability. The fair value of the conversion feature derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

The fair value of the described conversion feature derivative liability and warrant liability is $1,337,468 at March 31, 2015 and was determined using the Black-Scholes model with the following assumptions:

(1) risk free interest rate of	0.56%
(2) dividend yield of	0.00%
(3) volatility factor of	132%
(4) an expected life of the conversion feature	2-4 years
(5) estimated fair value of the company’s common stock of	$0. 32 - 0.16/share

The Company recorded the change in fair value of the conversion feature derivative liability from December 31, 2014 to March 1, 2015, resulting in non-cash, non-operating income of $48,163 for the quarter ended March 1, 2015.

The following table represents the Company’s derivative liability activity from the initial measurement at Issuance date through March 31, 2015:

Derivative liabilities balance, December 31, 2013	$-
Initial measurement at Issuance date of the notes	2,203,759
Change in derivative liability during the year ended December 31, 2014	(1,051,889)
Derivative liabilities balance, December 31, 2014	$1,151,870

Initial measurement at Issuance date of the notes	233,761
Change in derivative liability during the quarter ended March 31, 2015	(48,163)
Derivative liabilities balance, March 31, 2015	$1,337,468

NOTE 10 - RELATED PARTY TRANSACTIONS

As of March 31, 2015, the Company had a balance due to related parties of $448,761. Of this balance, $194,958 is from various advances from the Company’s CEO and which are non-interest bearing, unsecured and due on demand. The Company imputed interest expense of $2,924 on these advances. The balance of $253,803 is due to key employees and shareholders of the Company. (See Note 7 – Promissory Note and Vehicle Loan).

NOTE 11 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized. Additionally, our losses prior to the March 31, 2014 are limited due to IRC 382 guidelines. During interim periods, we have recorded a full valuation allowance for the deferred tax assets primarily resulting from operating loss carryforwards due to uncertainty regarding their recoverability.

ASC Topic 740-10, Overall - Uncertainty in Income Taxes, (“ASC Topic 740-10”) clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of March 31, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the three month periods ending March 31, 2015 and 2014.

The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2009 through 2014 for federal purposes and 2013 through 2014 for state purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In connection with its acquisition of Hydro Innovations, LLC (“Hydro”) in July 2014 (see Note 4 – Acquisitions and Divestitures), the Company assumed a lease agreement for manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

April 1 2015 through December 31 2015	$137,489
January 1 through September 30 2016	138,404
$275,893

Rent expense for office space amounted to $47,049 and $0 for the quarters ended March 31, 2015 and 2014, respectively.

Employment agreements

Also in connection with its acquisition of Hydro, the Company entered into employment agreements with Brandy Keen as its Vice President of Operations and Stephen Keen as its Vice President of Research and Development. Each employment agreement has a three year term and annual base salary of $96,000. The amount payable over the next three years for the two agreements totals $576,000. The terms of these agreements and the acquisition are discussed in Note 1.

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.

It is not possible to determine the maximum potential amount of exposure under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses.

Litigation

From time to time, the Company may become subject to legal proceedings, claims, and litigation arising in the ordinary course of business. In addition, the Company may receive letters alleging infringement of patent or other intellectual property rights. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

NOTE 13 - PATENTS AND TRADEMARKS

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

NOTE 14 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of both March 31, 2015 and December 31, 2014, there were 77,220,000 shares of preferred stock Series A issued and outstanding. The Preferred Stock Series A is non-participating and only has voting rights equal to the common stock. During 2014, at the closing of the merger with Safari Resources Group (see Note 4 - Acquisitions and Divestitures), Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock.

Common Stock

As of March 31, 2015 and December 31, 2014, there were 119,682,768 and 113,511,250 shares of common stock issued and outstanding, respectively.

A total of 1,000,000 shares of our common stock were issued on January 7, 2015 in connection with a Consulting Services Agreement (the “Agreement”) with Newbridge Financial Services Group (“Newbridge”). These shares were authorized in 2014 and were deemed issued at December 31, 2014 and valued at $330,000, but were not issued until January 7, 2015. The Agreement called for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance, and development initiatives; and formulating the optimal strategy to meet working capital needs.

During the period from January 1, 2015 through March, 31, 2015, the Company issued 4,556,250 shares of its common stock in connection with the issuance of convertible debt (See Note 8 – Convertible Debt). $427,858 of the proceeds, net of transaction costs of $19,042 were allocated to common stock and additional paid in capital.

Additionally, the Company issued 1,615,268 shares of its common stock in connection with conversions of its series 1 convertible notes. $126,669 was allocated to common stock and additional paid in capital as a result of the conversion.

The changes in shareholders’ equity for the three months ended March 31, 2015 are summarized as follows:

	Shares	Amount

Authorized shares
Preferred Stock and par value	150,000,000	$0.00001
Common Stock and par value	350,000,000	$0.00001
	500,000,000

Preferred Stock, Issued and Outstanding
Beginning and End of Period	77,220,000	$772

Common Stock, Issued and Outstanding
Beginning of Period	113,511,250	1,135
Sale of Common Shares	4,556,250	46
Conversion of Convertible notes to Common Shares	1,615,268	16
End of Period	119,682,768	1,197

Paid-in capital
Beginning of Period		4,881,918
Sale of Common Shares		427,812
Conversion of Convertible notes to Common Shares		126,669
Imputed Interest		2,924
End of Period		5,439,323

Accumulated Deficit
Beginning of Period		(5,767,577)
Loss for the three months ended March 31, 2015		(1,418,443)
End of Period		(7,186,020)
Total Stockholders’ Deficit		$(1,744,728)

NOTE 15 - WARRANTS AND OPTIONS

Warrant activity during the years ended, is as follows:

		Weighted-Average	Aggregate
	Warrants	Exercise Price	Intrinsic Value

Outstanding at January 1, 2014	-	$-	$-
Granted	1,625,000	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2014	1,625,000	$3.00	$-
Granted	911,250	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at March 31, 2015	2,536,250	$3.00	$-

During the quarter ended March 31, 2015 and year ended December 31, 2014, the Company issued warrants to purchase 911,250 and 1,625,000 shares of common stock, respectively, in connection with convertible notes. These warrants have an exercise price of $3.00 per share and expire within four years from the date of issue. Total warrants outstanding as of March 31, 2015 were 2,536,250 with an exercise price of $3.00 per share.

The following table is a summary of the warrants calculation was determined using the Black-Scholes model with the following assumptions:

	2015	2014

(1) risk free interest rate of	1.13%	1.38%;
(2) dividend yield of	0.0%	0.00%;
(3) volatility factor of	132%	137.43%;
(4) an expected life of the conversion feature of	4 years	4 years
(5) estimated fair value of the company’s common stock of	$0.16 per share	$0.32 per share

The fair value of the warrants issued as of March 31, 2015 and December 31, 2014 was $0.07 and $0.18 per share, respectively. The warrants had zero intrinsic value.

Stock Option Plan

At the closing of the merger with Safari Resource Group (See Note 4 – Acquisitions and Divestitures), Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,290,000 options, with an exercise price of $0.000245. There were no stock options exercised in the quarter ended March 31, 2015 or year ended December 31, 2014 and no new options granted during the quarter ended March 31, 2015.

The following table summarizes our restricted stock option activity:

Weighted Average
	Number	Grant-Date
	of Options	Fair Value
Outstanding as of January 1, 2014	-	$-
Options granted	10,296,000	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of December 31, 2014	10,296,000	-
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of March 31, 2015	10,296,000	$-

The stock options outstanding are result of converting the existing options in Safari into our options as a result of the Safari acquisition. The options were all fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The intrinsic value of vested stock options at March 31, 2015 was $1,647,360. The options expire in March 2017.

NOTE 16 - AGRISOFT DEVELOPMENT GROUP NOTE

On January 8, 2015 the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”) from its members for an aggregate purchase price of $4,000,001 (the “Agreement”). The purchase price will be paid 50% in our common stock and 50% will be in the form of a promissory note. The note will be a two-year note in the aggregate principal amount of $2,000,000, with interest accruing at 8% annually, payable in quarterly installments of $150,000, with the first $150,000 payment due 90 days following the closing date, and with a balloon payment due at maturity. On February 23, 2015 we amended our Agreement whereby each of the parties to the agreement agreed that they may terminate the agreement at any time and if the sellers terminate, we may elect to have all loans we made to Agrisoft converted to equity. For purposes of determining the ownership interest we may acquire upon conversion of such loan, Agrisoft will be valued at $6,000,000. The closing for this transaction was extended to be July 1, 2015. In connection with the Agreement the Company has advanced a total of $260,000 through March 31, 2015 which is reflected as a note receivable on the balance sheet. These advances are secured by the assets of Agrisoft.

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company issued 2,390,912 shares of its common stock to four convertible note holders in connection with such holders’ conversion of series 1 convertible notes equal to $185,000 in principal and $13,041 in interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with the information in our condensed consolidated financial statements (unaudited) for the current period and our consolidated annual audited financial statements for the last fiscal year as filed on Form 10-K, and the notes thereto and other financial information incorporated by reference. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our last annual report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Listing on the OTCQB

As at March 31, 2015, we had 119,682,768 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “SRNA.” On May 14, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.08.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe there have been no significant changes in our critical accounting policies as discussed in our annual report on Form 10-K filed with the SEC on April 16, 2015.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Comparison of the three months ended March 31, 2015 and 2014

Revenues and Cost of Goods Sold

We currently derive revenues from the sale of climate control systems and related products. Costs of goods sold consist of the following: raw materials needed for manufacturing of products; direct labor costs incurred, overhead costs, and freight costs.

We had no revenue and $47,086 in operating expenses (general and administrative expense) from continuing operations during the three months ended March 31, 2014. The revenue from sales of our climate control systems and related products commenced in the second quarter of 2014.

Our revenues from continuing operations for the three month period ended March 31, 2015 were $870,895 from sales of our climate control systems and related products. Our revenue is not yet sufficient to meet our operating requirements.

The net loss from operations for the three month period ended March 31, 2015 was $879,546 of which includes $82,974 for advertising and marketing, $180,989 for research and development, and $803,742 for general and administrative expenses. Additionally the Company had other expenses of $538,897 and nil for the three month period ended March 31, 2015 and 2014 respectively. The increase in other expenses consists of interest expenses of $160,260, amortization of debt discount on convertible notes of $426,800 and, gain on derivative liability of $48,163. The revenues from operations for the three months period ended March 31, 2014 were nil and the net loss from operations for the three months period ended March 31, 2014 was $53,607 which consists of $47,086 of general and administrative expenses and loss from discontinued operations of $6,521. Overall, the Company has realized a net loss of $1,418,443 for the three month period ended March 31, 2015 compared to a net loss of $53,607 for the three month period ended March 31, 2015.

There were no revenues or costs of sales for the Surna Media Entities which have been classified as discontinued operations in the statement of operations.

Income Tax Expenses

For the three months ended March 31, 2015 and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the three months ended March 31, 2015 and 2014, we incurred $Nil current income tax and future income tax expenses from continuing operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

The following table is a summary of statement of cash flow:

	Three Months Ended
	December 31,
	2015	2014
Cash provided (used) in operating activities	$(1,011,984)	$(60,668)
Cash flows used in investing activities	(162,600)	(10,000)
Cash flows provided by financing activities	849,865	109,283
Net change in cash	$(324,719)	$39,367

4

We have never reported net income. We incurred net losses for the three months ended March 31, 2015 and 2014 and have an accumulated deficit of $7,186,020 at March 31, 2015. We had a working capital deficit (current liabilities exceed current assets) of $973,758 and $779,387 as of March 31, 2015 and December 31, 2014 respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. Although our cash position substantially improved during the three months ended March 31, 2015, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

We anticipate requiring additional capital for our research and development activities for the development of additional commercial products. We intend to raise additional capital through equity and debt financing as needed, though there cannot be any assurance that such funds will be available to us on acceptable terms, on an acceptable schedule, or at all. We will be required to raise additional funds through public or private financing, additional collaborative relationships or other arrangements until we are able to raise revenues to a point of positive cash flow.

The issuance of additional securities may result in a significant dilution in the equity interests of our current stockholders. Obtaining loans, assuming these loans would be available, will increase our liabilities and future cash commitments. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available for use when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Due to the uncertainty of our ability to meet our current operating and capital expenses, our independent auditors included a note to our financial statements for the year ended December 31, 2014 regarding concerns about our ability to continue as a going concern. There is substantial doubt about our ability to continue as a going concern as the continuation and expansion of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, and achieving a profitable level of operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

Promissory Notes and Sale of Common Stock

In the year ended December 31, 2014, we commenced two private placement offerings of debt and equity securities. We closed the first offering on October 16, 2014 after raising $1,324,283 by issuing Series 1 convertible notes of two-year terms at ten percent (10%) interest per annum that are convertible at the lesser of $1.00 per share or eighty percent (80%) of the prior thirty day weighted average market price per share (see Note 8 – Convertible Debt). The shares are subject to Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Subsequent to the termination of our first offering, we began a second offering with Newbridge Securities Corporation acting on a “best efforts” basis as our placement agent. Through March 31, 2015, we raised $2,536,250 through a combination of issuance of shares of common stock, Series 2 convertible notes, and warrants (see Note 8 – Convertible Debt). Of the total, we raised $1,625,000 prior to December 31, 2014, and the additional $911,250 between January 1, 2015 and March 31, 2015.

In addition, related parties (officers and directors) advanced $288,186 in fiscal year 2014, and these advances are due on demand. The balance outstanding from these advances is $194,958 as of March 31, 2915.

Operating Activities

Cash used in operations for the quarter ended March 31, 2015 was $1,011,984 compared to $60,668 for the quarter ended March 31, 2014. The increase in the cash used in operations was primarily due to: (i) revenue generating activities in the first quarter of 2015 compared to the first quarter of 2014; (ii) effect of gains and losses due to changes in the fair market value of derivatives for the quarter ended March 31, 2015, compared to nil for the quarter ended March 31, 2014, and (iii) changes in operating assets and liabilities in the first quarter of 2015 compared to the first quarter of 2014.

Investing Activities

Cash used in investing activities for the quarter ended March 31, 2015 was $162,600 compared to cash used by investing activities of $10,000 for the quarter ended March 31, 2014. During the first quarter of fiscal 2015, cash used in investing activities was primarily comprised of loan to Agrisoft, Inc., and $2,600 in purchases related to property and equipment.

Financing Activities

 Cash provided by financing activities for the quarter ended March 31, 2015 was $849,865 compared to $109,283 for the quarter ended March 31, 2014. The cash provided by financing activities in the first quarter of fiscal 2015 was primarily due to $911,250 gross proceeds received in connection with the issuance of units in the private placement consisting of promissory notes, common stock and warrants.

Foreign currency and foreign currency translation

Effective June 30, 2014, we have divested all our foreign operating subsidiaries.

As a result the foreign currency translation had no effect on the results of operations since June 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” who is also the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended March 31, 2015, as discussed below.

Internal Control Over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

●	We lack proper segregation of duties. We believe that the lack of proper segregation of duties is due to our limited resources.

●	We do not have a comprehensive and formalized accounting and procedures manual.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We are addressing the above noted deficiencies by hiring additional accounting and administrative staff in order to allow for more separation of duties and in the process of formalizing our accounting practices.

If the material weaknesses have not been remediated, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis.  However, our Chief Executive Officer and Principal Accounting Officer believes that the financial statements included in this Quarterly Report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Inherent Limitations on Effectiveness of Controls

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

6

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (filed on April 16, 2015), which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2015 through March, 31, 2015, the Company issued 4,556,250 shares of its common stock in connection with the sale of Units including series 2 convertible notes (See Note 8 – Convertible Debt). $427,859 of the proceeds from sales of the Units were allocated to the sale of common stock.

Additionally, the Company issued 1,615,268 shares of its common stock stock to three note holders in connection with such holders’ conversion of series 1 convertible notes equal to $160,000 of principal and $4958.90 in interest.

The Company relied on Section 4(a)(2) of the Securities Act of 1933 to issue the common stock, inasmuch as the holders are accredited investors and there was no form of general solicitation or general advertising in the offer and sale of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit

2.1**	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2**	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.1(a)**	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)**	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)**	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2**	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

** Previously filed.

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2015	SURNA, INC.

	By:	/s/ Tae Darnell
Tae Darnell, President
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

8