Form 10-Q
period 2015-06-30
Surna Inc.
filed 2015-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of August 13, 2015 is 130,292,515.

2

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this quarterly report only:

●	China or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau, and Taiwan.

●	“Us”, the “Company”, and “our” refer to Surna, Inc., and, unless the context requires otherwise, its wholly-owned subsidiary Hydro Innovations, LLC.

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to,” or other similar expressions. The accuracy of these statements may be affected by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the SEC on April 16, 2015:

●	If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March 2014 violated federal or state securities laws, we could incur monetary damages, fines, or other damages that could have a material adverse effect on our financial condition and prospects.

●	Our limited operating history and ability to achieve profitability.

●	Our ability to assure that related party transactions are fair to our company.

●	Our ability to manage growth in our business.

●	The impact of the volatility in the worldwide credit and equity markets.

●	Legislative and judicial changes at Federal, state and local levels.

●	Changes in Federal law enforcement priorities or the availability and use of civil claims under Federal law, especially the Racketeer Influenced and Corrupt Organizations Act.

●	The impact of changes in interest rates.

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current Assets
Cash	$145,502	$689,963
Accounts receivable (net of allowance for doubtful accounts of $10,000)	818,643	394,830
Note receivable	235,000	100,000
Inventory	569,466	264,031
Prepaid expenses	329,437	57,089
Total Current Assets	2,098,048	1,505,913

Noncurrent Assets
Property and equipment, net	152,618	163,815
Intangible assets, net	647,302	651,564
Total Noncurrent Assets	799,920	815,379

TOTAL ASSETS	$2,897,968	$2,321,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$728,908	$411,828
Deferred revenue	1,423,321	408,199
Current portion long term debt	6,050	9,731
Amounts due shareholders	231,595	303,672
Derivative liability on conversion feature	852,024	847,438
Derivative liability on warrants	58,733	304,432
Total Current Liabilities	3,300,631	2,285,300

NONCURRENT LIABILITIES
Convertible promissory notes, net	1,265,787	488,544
Convertible accrued interest	345,563	202,122
Promissory note due shareholders	195,760	195,760
Vehicle loan	33,318	33,318
Total Noncurrent Liabilities	1,840,428	919,744

TOTAL LIABILITIES	5,141,059	3,205,044

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 127,041,114 and 113,511,250 shares issued and outstanding	1,271	1,135
Paid in capital	5,917,497	4,881,918
Accumulated deficit	(8,162,630)	(5,767,577)
Total Stockholders’ Deficit	(2,243,090)	(883,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,897,969	$2,321,292

See accompanying notes to the unaudited condensed consolidated financial statements.

  Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$1,677,950	$346,559	$2,548,845	$346,559

Cost of revenue	1,326,769	282,606	2,009,505	282,606

Gross profit	351,181	63,953	539,340	63,953

Operating Expenses:
Advertising and marketing	92,480	78,351	175,454	78,351
Product development costs	128,454	7,768	309,443	7,768
General and administrative expenses	821,020	279,463	1,624,762	326,549
Total operating expenses	1,041,954	365,582	2,109,659	412,668

Operating loss	(690,773)	(301,629)	(1,570,319)	(348,715)

Other income (expense):
Interest expense	(128,299)	(13,632)	(288,559)	(13,632)
Amortization of debt discount on convertible notes	(584,248)	(68,165)	(1,011,048)	(68,165)
Gain on derivative liabilities	426,710	(1,738,141)	474,873	(1,738,141)
	(285,837)	(1,819,938)	(824,734)	(1,819,938)
Loss from continuing operations before provision for income taxes	(976,610)	(2,121,567)	(2,395,053)	(2,168,653)

Provision for income taxes	-	-		-

Loss from continuing operations	(976,610)	(2,121,567)	(2,395,053)	(2,168,653)

Loss from discontinued operations				(6,521)
Net (Loss)	(976,610)	(2,121,567)	(2,395,053)	(2,175,174)

Comprehensive Income (Loss)	-	-	-	-

Net and Comprehensive (Loss)	$(976,610)	$(2,121,567)	$(2,395,053)	$(2,175,174)

Loss per common share from continuing operations - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Loss per common share from discontinued operations - basic and diluted	$-	$-	$-	$-

Loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	122,707,813	99,375,000	118,680,260	99,375,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Net loss	$(2,395,053)	$(2,175,174)
Loss from discontinued operations	-	6,521
Loss from continuing operations	(2,395,053)	(2,168,653)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,548	5,366
Amortization of debt discount	1,011,049	68,165
Change in derivative liability	(474,873)	1,738,141
Accrued interest	267,858	-

Changes in operating assets and liabilities:
Accounts and notes receivable	(423,813)	(68,399
Inventory and prepaid expenses	(577,783)	(2,507)
Accounts payable and accrued liabilities	317,080	62,469)
Deferred revenue	1,015,122	-
Amount due to related parties	-	(84,681
Cash used in operating activities	(1,229,865)	(450,099)

Cash Flows From Investing Activities
Purchase of intangible assets	-	(13,500
Purchase of equipment	(15,089)	(55,108)
Leasehold improvements	-	(25,794)
Investment in Agrisoft	(135,000)	-
	(150,089)	(94,402
Cash Flows From Financing Activities
Proceeds from convertible debt	911,250	759,283
Payment on vehicle loan	(3,681)	(715
Payments on loans from shareholders	(72,076)	-
Net cash provided by financing activities	835,493	758,568

Net increase / (decrease) in cash	(544,461)	214,067
Cash, beginning of period	689,963	-
Cash, end of period	$145,502	$214,067

Supplemental cash flow information:

Interest paid	$1,833	$-
Income tax paid	$-	$-

Non-cash investing and financial activities:

Sale of subsidiaries to related party, credited to APIC	$-	$2,643,881
Vehicle purchase by loan	$-	$47,286

 See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the 2014 Form 10-K. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented.

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

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the first six months of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Goodwill and Other Intangible Assets:

Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is a result of the Hydro acquisition in 2014. Pursuant to guidance in Accounting Standards Codification (“ASC”) 280, Segment Reporting, we have one segment in 2015 and 2014, and there is no other operating segment for which discrete financial information for that business segment/unit is prepared and regularly reviewed by the segment manager.

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

Product Warranty:

Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for a period of one to two years from the date of sale or installation. In 2015 and 2014, the provision for warranty is determined primarily based on historical warranty cost as a percentage of sales or a fixed amount per unit sold based on failure rates, adjusted for specific problems that may arise. Product warranty expense is less than one-half of one percent of sales, accordingly no separate provision was deemed necessary as of June 30, 2015 and December 31, 2014 respectively.

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

The carrying value of financial instruments, including accrued liabilities and accounts payable, approximate fair value because of the short maturity of these instruments. The carrying amount of amounts due to related parties approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities.

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

We have determined that certain convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies the instruments as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). Certain of the convertible debentures have a variable exercise price, and thus are convertible into an indeterminate number of shares for which we cannot determine if we have sufficient authorized shares with which to settle the transaction. Accordingly, the embedded conversion option is a derivative liability and is marked to market through earnings at the end of each reporting period.

We evaluated the application of ASC 815-40-25 to the warrants to purchase common stock issued with our series 2 convertible debt instruments and determined that the warrants were required to be accounted for as derivatives due to the provisions in certain convertible notes that result in our being unable to determine if we have sufficient authorized shares to settle the instrument. See Note 8 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

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

Sales arrangements sometimes involve delivering multiple elements, including services such as installation. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in our control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. In the three and six months ended June 30, 2015 and year ended December 31, 2014, we did not have any revenues arise from qualifying sales arrangements that include the delivery of multiple elements. The vast majority of these deliverables are tangible products, with a small portion attributable to installation. We do not provide any separate maintenance. Generally, contract duration is short term and cancellation, termination, or refund provisions apply only in the event of contract breach and have historically not been invoked.

The Company provides climate control equipment, integrated solutions, and installation designed for the controlled environment agriculture industry. The term of these types of contracts is typically less than one year. We recognize revenue when all criteria are met as noted above.

Foreign Currency Translation:

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of ASC 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in consolidated results of operations.

Functional Currency:

The functional currency of the Company is United States Dollars (“USD”). The functional currency of the Company’s former subsidiary, Surna HK, was the Hong Kong Dollar (“HKD”). The functional currency of Surna HK’s operating subsidiary in the PRC, Flying Cloud, was the Renminbi (“RMB”), the PRC’s currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the December 31, 2014 consolidated financial statements were as follows:

	June 30, 2015	December 31, 2014

Period-end HKD: USD exchange rate	*	$7.75
Average Period HKD: USD exchange rate	*	$7.75
Period-end RMB: USD exchange rate	*	$6.21
Average Period RMB: USD exchange rate	*	$6.15

* - Not applicable to the three and six months ended June 30, 2015.

Concentrations:

The Company’s accounts receivable from three customers make up 65% of the total balance as of June 30, 2015. Two customers made up 22% of the total revenue for the six months ended June 30, 2015, and three customers made up 41% of the total revenue for the three months ended June 30, 2015.

The Company made 58% of its purchases from three vendors during the quarter ended June 30, 2015 and 62% of its purchases from four vendors during the six months ended June 30, 2015. Each vendor supplies greater than 10% of the purchases.

Comprehensive Income (Loss):

The Company adopted ASC 220-10, Comprehensive Income (“ASC 220-10”), which establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity (deficit) during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available securities.

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

	June 30, 2015	December 31, 2014

Convertible notes	31,015,903	10,852,708
Stock options	10,296,000	10,296,000
Warrants	2,536,625	1,625,000
Diluted shares outstanding	43,848,153	22,774,083

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

Recent Accounting Pronouncements:

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires inventory measured using any method other than last-in, first out (“LIFO”) or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than at the lower of cost or market. Under this ASU, subsequent measurement of inventory using the LIFO and retail inventory method is unchanged. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) (“ASU 2014-16”). ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other ASUs issued through the date the condensed financials were issued and believe that the adoption of these will not have a material impact on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $1,202,583 as of June 30, 2015. Additionally, the Company has generated cumulative net losses of $8,162,630 during the period from inception through June 30, 2015.

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

In October 2014, subsequent to the closing of the Initial Private Placement, the Company engaged Newbridge Securities Corporation to act on a “best efforts” basis as a placement agent for the Company in connection with the structuring, issuance, and sale of debt and/or equity securities to obtain up to $3,000,000 in additional capital. For this purpose, the Company offered up to 60 investment units (each, a “Unit”) with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% convertible note; and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. Through the filing of this Form 10-Q, the Company had raised $2,536,250.

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

NOTE 3 - BALANCE SHEET COMPONENTS

Receivables, net:

Our receivables are summarized below:

	June 30, 2015	December 31, 2014

Accounts receivable	$828,643	$404,830
Less allowances for collection losses	(10,000)	(10,000)
	$818,643	$394,830

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

Inventories:

Inventories are stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out basis. Following are the components of inventory as of June 30, 2015 and December 31, 2014:

	2015	2014

Finished goods	$140,900	$56,297
Raw materials and work in progress	347,266	207,734
Inventory in transit	81,300	-
Total inventories	$569,466	$264,031

Property and Equipment:

At June 30, 2015 and December 31, 2014, property and equipment consists of:

	2015	2014

Furniture & equipment	$121,335	$106,844
Molds	31,063	31,063
Vehicles	62,286	62,286
Leasehold Improvements	35,804	32,994
	250,488	233,187
Accumulated depreciation	(97,870)	(69,372)
Property and equipment, net	$152,618	$163,815

Depreciation expense amounted to $14,811 and $30,549 for the three and six months ended June 30, 2015 and $5,366 for the three and six months ended June 30, 2014.

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

Acquisition of Hydro Innovations, LLC:

On March 31, 2014, we entered into a binding membership interest purchase agreement (“Hydro Purchase Agreement”) with Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) and its owners, Stephen Keen and Brandy Keen (collectively referred to as “the Keens”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties, and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014.

Effective as of July 1, 2014, we entered into a modification and amendment (the “Hydro Amendment”) to the Hydro Purchase Agreement. The transaction was consummated on July 25, 2014 on which day we acquired 100% of the Hydro membership interests and Hydro became our wholly owned subsidiary. Pursuant to the terms of the Hydro Amendment, we paid to the Keens $250,000 by the delivery to the Keens of a $250,000 promissory note from the Company. The note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The note may be prepaid in whole or in part at any time.

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

All of the assets were recorded at book value which approximated fair value and are amortized or depreciated at their respective existing rates at the acquisition date. The goodwill is not amortizable but subject to an annual impairment review as prescribed by ASC 350 (formerly SFAS No. 142). No impairment has been recognized for the quarter ended June 30, 2015.

Unaudited supplemental pro forma financial information:

The following unaudited supplemental pro forma financial information represents the consolidated results of operations of the Company as if the Hydro acquisition had occurred as of the beginning of January 1, 2014. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the Hydro acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Company’s future results of operations after the Hydro acquisition.

	For the Six Months Ended June 30,
	2015	2014

Revenue	$2,548,845	$996,484
Cost of revenue	2,009,505	655,922
Gross profit	539,340	340,562

Operating Expenses:
Advertising and marketing	175,454	118,695
Research and development	309,443	29,980
General and administrative expenses	1,624,762	802,788
Total operating expenses	2,109,659	951,463

Operating loss	(1,570,319)	(610,901)

Other income (expense):
Interest expense	(281,509)	(22,799)
Amortization of debt discount on convertible notes	(1,011,048)	(68,165)
Gain on derivative liabilities	474,873	(1,738,141)
	(817,684)	(1,829,105)
Loss from continuing operations before provision for income taxes	(2,388,003)	(2,440,006)

Provision for income taxes	-	-

Loss from continuing operations	(2,388,003)	(2,440,006)

Comprehensive Income (Loss)	-	(6,521)

Comprehensive Income (Loss)	(2,388,003)	$(2,446,525)

Loss per common share from continuing operations - basic and diluted	$(0.02)	$(0.02)
Loss per common share from discontinued operations - basic and diluted	-	-

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	122,707,813	99,375,000

(1) Interest related to the promissory note issued for the Hydro acquisition of $7,050 was eliminated.

In connection with the purchase of Hydro Innovations, LLC, the Company issued a $250,000 promissory note as part of the purchase price.

Divestiture:

On June 30, 2014, the Company executed a separation agreement (“Separation Agreement”) with Lead Focus Limited, a British Virgin Islands company and a related party (“LFL”), whereby the Company sold 100% of the issued and outstanding stock of Surna Media to LFL, along with Surna Media’s subsidiaries Surna HK and Surna HK’s subsidiary Flying Cloud (collectively “Surna Media Entities”).

The sales price for the Surna Media Entities was $2,643,878, comprising a payment of $1 in cash and LFL’s assumption of all of the liabilities of the Surna Media Entities. The $2,643,878 represented amounts due to related parties and is recorded as a capital transaction in the statement of changes in stockholders’ equity. As a result of this sale, the Company eliminated from its balance sheet all assets and liabilities associated with the Surna Media Entities and recorded a credit of $2,643,878 to its additional paid in capital.

The Company began accounting for the Surna Media Entities’ business as a discontinued operation and, therefore, the operating results of our Surna Media Entities’ business were included in discontinued operations in our condensed consolidated financial statements for all periods presented. There was immaterial operating activity in the first quarters of 2014 and none in 2015.

Summary results of operations for the Surna Media Entities business were as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014

Revenues	$—	$5
Expenses	—	6,526
Income (loss) from discontinued	$—	$(6,521)
Income taxes	—	—
Income (loss) from discontinued operations	$—	$(6,521)

NOTE 5 - FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC 820 defines fair value based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion feature
June 30, 2015	Current Liabilities	$852,024	—	—	$852,024
December 31, 2014	Current Liabilities	$847,438	—	—	$847,438
Derivative Liability - warrants

June 30, 2015	Current Liabilities	$58,733	—	—	$58,733
December 31, 2014	Current Liabilities	$304,432	—	—	$304,432

Our Level 3 fair value liabilities represent contingent consideration recorded related to the embedded conversion features in the convertible notes issued in 2014. The change in the balance of the conversion feature derivative liabilities and warrant liabilities during the three month period ended June 30, 2015 is calculated using the Black-Scholes Model, which is classified as gain/loss in derivative liabilities in the consolidated condensed statement of operations. The Black-Scholes model does take into consideration the Company’s stock price, historical volatility, and risk free interest rate, which do have observable Level 1 or Level 2 inputs.

On a Non-Recurring Basis:

In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other (“ASC 350”), the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurement for goodwill under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. . As of June 30, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and considered short term.

NOTE 6 - INTANGIBLE ASSETS

At June 30, 2015 and December 31, 2014, intangible assets primarily consisted of goodwill in the amount of $631,064 and other intangibles of $16,237 and $17,263, net of accumulated amortization of $4,263 and $3,238, respectively. Goodwill of an acquired company is neither amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers and productivity. Amortization expense for the intangible assets was $1,025 and $2,050 for the three and six months ended June 30, 2015 and nil for the three and six months ended June 30, 2014.

NOTE 7 - PROMISSORY NOTE AND VEHICLE LOAN

In connection with the purchase of Hydro, the Company issued a $250,000 promissory note (“Note”) as part of the purchase price. The Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. Additionally, the Company assumed a Note Payable to the former owners of Hydro (the “Hydro Note”). The Hydro Note bears interest at the rate of 12%, per annum, with interest due and payable monthly and expires on February 1, 2016. At June 30, 2015, the combined Notes had a balance of $232,397, with $36,637, and $195,760 reflected on the balance sheet as current and long-term respectively.

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872.07 per month for 60 months. The balance of the loan at June 30, 2015 was $39,368.

As of June 30, 2015, future principal payments for our vehicle loan are as follows:

Year Ended December 31,
2015 (two remaining quarters)	$6,050
2016	9,287
2017	9,664
2018	10,057
2019	4,310
$39,368

NOTE 8 - CONVERTIBLE DEBT

The following table summarizes the convertible promissory notes movement:

Balance at January 1, 2014	$-
Convertible notes issued (Series 1)	1,336,783
Convertible notes issued (Series 2)	1,625,000
Convertible notes converted	(-)
Total	2,961,783
Less: debt discount	(2,473,239)
Balance at December 31, 2014	488,544

Convertible notes issued (Series 2)	911,250
Convertible notes converted (Series 1)	(490,000)
Total	909,794
Debt discount	364,008
Less: Deferred finance charges	(8,015)
Balance June 30, 2015	1,265,787
Less: current portion	(-)
Long-term portion	$1,265,787

Convertible Promissory Notes – Series 1

During the year ended December 31, 2014, the Company issued series 1 convertible promissory notes to investors in the aggregate principal amount of $1,336,783. The convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The convertible promissory notes are convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock.

Due to the variable conversion price the number of shares issuable upon conversion is variable and the fact that there is no cap on the number of shares that can be issued associated with these convertible promissory notes, the Company has determined that the conversion feature is considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible promissory note and to adjust the fair value as of each subsequent balance sheet date. Upon the issuance of the convertible notes, the Company determined a fair value of $1,324,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount is being amortized over the two year term of the convertible promissory notes. The Company recognized a charge of $166,367 for the quarter ended June 30, 2015 for amortization of this debt discount.

Accrued interest on the above series 1 notes as of June 30, 2015 and 2014 is $216,141 and nil respectively. Interest expenses for the three and six months ended June 30, 2015 is $94,358 and $143,447, respectively and for the three and six months ended June 30, 2014 is nil.

During the six months ended June 30, 2015, the Company issued 8,973,614 shares of its common stock in connection with conversions of its series 1 convertible notes for $490,000 principal amount and $115,325 accrued interest. The total of $605,325 was allocated to common stock and additional paid in capital as a result of the conversion.

Convertible Promissory Notes – Series 2

In October 2014, the Company engaged Newbridge Securities Corporation to act as placement agent on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity securities. The Company offered up to 60 investment units (each, a “Unit”) with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% convertible note (“Series 2”); and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. The series 2 convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The series 2 convertible promissory notes are convertible after 360 days from the issuance date at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the $0.60 conversion price. Additionally, the entire principal amount due on each convertible note shall be automatically converted into Common Stock at the Automatic Conversion Price (the greater of $0.50 per share or 75% of the public offering price per share) without any action of the purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s Common Stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the Common Stock shall have traded at a VWAP of at least $2.00 per share for a period of ten (10) consecutive trading days. Through the filing of this Form 10-Q, the Company has raised $2,536,250 from the sale of these Units.

The gross proceeds from the sale of the convertible notes are recorded net of a discount related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. The fair value of the warrants underlying the promissory notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the promissory notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes. Transaction costs are apportioned to the debt liability, common stock, and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants, and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50, Stock-Based Compensation Issued to Nonemployees. There were no non-cash issuance costs.

Balance at January 1, 2014	$-
Proceeds from sale of Units	1,625,000
Less: Fair value of warrants	(393,240)
Fair value assigned to common stock	(803,951)
Debt discount- conversion feature	(427,809)
Initial carrying value of notes at December 31, 2014	$-
Proceeds from sale of Units	911,250
Less: Fair value of warrants	(135,258)
Fair value assigned to common stock	(446,988)
Debt discount- conversion feature	(98,180)
Initial carrying value of notes	$230,501

The Company recognized a charge of $241,180 and $501,613 for the three and six months ended June 30, 2015 for amortization of this debt discount and a $10,005 charge for transaction costs. The carrying value of the notes as of June 30, 2015 was $833,677 and the unamortized debt discount was $1,702,573.

Accrued interest on the series 2 convertible notes above as of June 30, 2015 and 2014 is $129,421 and nil, respectively. Interest expenses for the three and six months ended June 30, 2015 is $63,232 and $115,319, respectively, and for the three and six months ended June 30, 2014 is nil.

As of June 30, 2015, future principal payments for our long-term convertible loans were as follows:

Year Ended December 31,
2015	$-
2016	3,713,033
Thereafter	-
$3,713,033

NOTE 9 – DERIVATIVE LIABILITIES

The series 1 convertible promissory notes discussed in Note 8 have a variable conversion price which results in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Due to the variable conversion price in the series 1 convertible notes, the warrants to purchase shares of common stock are also classified as a liability. The fair value of the conversion feature derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

The fair value of the described conversion feature derivative liability and warrant liability is $910,581 at June 30, 2015 and was determined using the Black-Scholes model with the following assumptions:

	Conversion Feature	Warrants
(1) risk free interest rate of	0.47%	1.32%
(2) dividend yield of	0.00%	0.00%
(3) volatility factor of	162%	162%
(4) an expected life of the conversion feature	1.5 years	3.5 years
(5) estimated fair value of the company’s common stock of	$0.05	$0.05

The Company recorded the change in fair value of the conversion feature derivative liability from December 31, 2014 to June 30, 2015, resulting in non-cash, non-operating income of $474,873 for the six months ended June 30, 2015.

The following table represents the Company’s derivative liability activity from the initial measurement at Issuance date through June 30, 2015:

Derivative liabilities balance, December 31, 2013	$-
Initial measurement at Issuance date of the notes	2,203,759
Change in derivative liability during the year ended December 31, 2014	(1,051,889)
Derivative liabilities balance, December 31, 2014	$1,151,870

Initial measurement at Issuance date of the notes	233,761
Change in derivative liability during the six months ended June 30, 2015	(474,873)
Derivative liabilities balance, June 30, 2015	$910,757

NOTE 10 - RELATED PARTY TRANSACTIONS

As of June 30, 2015, the Company had a balance due to related parties of $427,355. Of this balance, $194,958 is from various advances from the Company’s former CEO and which are non-interest bearing and unsecured. The Company imputed interest expense of $2,924 on these advances. The balance of $232,397 is due to key employees and shareholders of the Company. (See Note 7 – Promissory Note and Vehicle Loan).

Subsequent to June 30, 2015, the debt to the Company’s former CEO was eliminated for a one-time, immediate, cash payment of $100. (See Note 17 – Subsequent Events).

NOTE 11 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits which are not expected to be realized. Additionally, our losses prior to the June 30, 2014 are limited due to IRC 382 guidelines. During interim periods, we have recorded a full valuation allowance for the deferred tax assets primarily resulting from operating loss carryforwards due to uncertainty regarding their recoverability.

ASC 740-10, Overall - Uncertainty in Income Taxes (“ASC 740-10”), clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of June 30, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the six month periods ending June 30, 2015 and 2014.

The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2009 through 2014 for federal purposes and 2013 through 2014 for state purposes.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In connection with its acquisition of Hydro in July 2014 (see Note 4 – Acquisitions and Divestitures), the Company assumed a lease agreement for manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

August 1, 2015 through December 31, 2015	$90,440
January 1 through September 30, 2016	138,404
$228,844

Rent expense for office space amounted to $48,882 and $95,931 for the three and six months ended June 30, 2015, respectively, and $21,809 for the three and six months ended June 30, 2014.

Employment Agreements

Also in connection with its acquisition of Hydro, the Company entered into employment agreements with Brandy Keen as its Vice President of Operations and Stephen Keen as its Vice President of Research and Development. Each employment agreement has a three year term and annual base salary of $96,000. The amount payable over the next two years for the two agreements totals $384,000. The terms of these agreements and the acquisition are discussed in Note 1.

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

NOTE 13 - PATENTS AND TRADEMARKS

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of August 11, 2015, the Company has eleven pending patent applications. The pending patent applications are a combination of Utility and Design patent applications that provide coverage around certain core Company technology. If issued, Design patents provide protection for 15 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-Provisional application filing date. We also are actively pursuing trademark registration around our core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 14 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of both June 30, 2015 and December 31, 2014, there were 77,220,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock is non-participating and has no conversion rights, liquidation priorities, or other preferences; it only has voting rights equal to the common stock. During 2014, at the closing of the merger with Safari Resources Group (see Note 4 - Acquisitions and Divestitures), Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our Series A Preferred Stock.

Common Stock

As of June 30, 2015 and December 31, 2014, there were 127,041,114 and 113,511,250 shares of common stock issued and outstanding, respectively.

A total of 1,000,000 shares of our common stock were issued on January 7, 2015 in connection with a Consulting Services Agreement (the “Newbridge Consulting Agreement”) with Newbridge Financial Services Group (“Newbridge”). These shares were authorized in 2014 and were deemed issued at December 31, 2014 and valued at $330,000, but were not issued until January 7, 2015. The Newbridge Consulting Agreement called for Newbridge to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance, and development initiatives; and formulating the optimal strategy to meet working capital needs.

During the period from January 1, 2015 through June 30, 2015, the Company issued 4,556,250 shares of its common stock in connection with the issuance of convertible debt (See Note 8 – Convertible Debt). $427,858 of the proceeds, net of transaction costs of $19,042, was allocated to common stock and additional paid in capital.

Additionally, the Company issued 8,973,614 shares of its common stock in connection with conversions of its series 1 convertible notes. $605,325 was allocated to common stock and additional paid in capital as a result of the conversion.

The changes in shareholders’ equity for the six months ended June 30, 2015 are summarized as follows:

	Shares	Amount

Authorized shares
Preferred Stock and par value	150,000,000	$0.00001
Common Stock and par value	350,000,000	$0.00001
	500,000,000

Preferred Stock, Issued and Outstanding
Beginning and End of Period	77,220,000	$772

Common Stock, Issued and Outstanding
Beginning of Period	113,511,250	1,135
Sale of Common Shares	4,556,250	46
Conversion of Convertible Notes to Common Shares	8,973,614	90
End of Period	127,041,114	1,271

Paid-in capital
Beginning of Period		4,881,918
Sale of Common Shares		427,403
Conversion of Convertible Notes to Common Shares		605,251
Imputed Interest		2,925
End of Period		5,917,497

Accumulated Deficit
Beginning of Period		(5,767,577)
Loss for the six months ended June 30, 2015		(2,395,053)
End of Period		(8,162,630)
Total Stockholders’ Deficit		$(2,243,090)

NOTE 15 - WARRANTS AND OPTIONS

Warrant activity during the six months ended June 30, 2015 and year ended December 31, 2014 is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2014	-	$-	$-
Granted	1,625,000	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2014	1,625,000	$3.00	$-
Granted	911,250	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at June 30, 2015	2,536,250	$3.00	$-

During the six months ended June 30, 2015 and year ended December 31, 2014, the Company issued warrants to purchase 911,250 and 1,625,000 shares of common stock, respectively, in connection with convertible notes. These warrants have an exercise price of $3.00 per share and expire within four years from the date of issue. Total warrants outstanding as of June 30, 2015 were 2,536,250 with an exercise price of $3.00 per share.

The following table is a summary of the warrants calculation, which was determined using the Black-Scholes model with the following assumptions:

	2015	2014

(1) risk free interest rate of	1.32%	1.38%
(2) dividend yield of	0.00%	0.00%
(3) volatility factor of	162%	137%
(4) an expected life of the conversion feature of	3.5 years	4 years
(5) estimated fair value of the company’s common stock of	$0.05 per share	$0.32 per share

The fair value of the warrants issued as of June 30, 2015 and December 31, 2014 was $0.02 and $0.12 per share, respectively. The warrants had zero intrinsic value.

Stock Option Plan

At the closing of the merger with Safari Resource Group (See Note 4 – Acquisitions and Divestitures), Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,290,000 options, with an exercise price of $0.000245. There were no stock options exercised in the quarter ended June 30, 2015 or year ended December 31, 2014 and no new options granted during the quarter ended June 30, 2015.

The following table summarizes our restricted stock option activity:

Weighted Average
	Number	Grant-Date
	of Options	Fair Value
Outstanding as of January 1, 2014	-	$-
Options granted	10,296,000	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of December 31, 2014	10,296,000	-
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of June 30, 2015	10,296,000	$-

The stock options outstanding are the result of converting the existing options in Safari into options in Surna as a result of the Safari acquisition. The options were all fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The intrinsic value of vested stock options at June 30, 2015 was $514,800. The options expire in March 2017.

NOTE 16 – KIND AGRISOFT NOTE

On January 8, 2015, the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”). Prior to the closing of the transaction, however, Kind Agrisoft, LLC (“Kind Agrisoft”), with the Company’s consent, agreed to purchase 100% of Agrisoft’s assets. On June 23, 2015, in exchange for the Company’s consent to its asset purchase agreement, Kind Agrisoft conveyed the Company a Note for payment of $272,216.66 plus annual interest of eight percent (8%), and it granted to the Company a secured interest in its accounts receivable and intellectual property to guarantee such payment. The Company agreed to subordinate its security interest (if required by Kind’s credible lenders) once the amounts owing under the Note were less than $100,000. Furthermore, Kind Agrisoft agreed to make additional ongoing payments to the Company in the form of a 1% quarterly royalty on EBITDA (earnings before interest, taxes, depreciation, and amortization) until Kind Agrisoft’s total payments to the Company (including payments under the Note and royalty on EBITDA) reach $600,000.

NOTE 17 - SUBSEQUENT EVENTS

During the six months ended June 30, 2015, the Company completed its initial design, prototype and testing of a next generation water-cooled light reflector. On June 17, 2015, the Company hosted a conference call to discuss the launch of its new line of light reflectors (see Form 8-K filed June 24, 2015). Subsequent to June 30, 2015, the Company began accepting pre-orders for the reflectors.

Subsequent to June 30, 2015, and through August 13, 2015, the Company has received notices requesting it to issue an aggregate of 10,944,256 shares of its common stock to various holders of its outstanding series 1 convertible notes representing the conversion of an aggregate of $526,783 in principal obligations and $61,196 in interest. Of these, the Company has actually issued 3,251,401 shares of its common stock representing $151,783 in converted principal and $20,819 in interest. Thus, the Company anticipates completing the conversion of an aggregate of $375,000 in principal together with $40,377 in interest into an additional 7,692,855 shares of its common stock before the end of the third quarter.

On August 6, 2015, the Company settled its debt to its former CEO, Tom Bollich, for an immediate payment of $100. The debt reflected certain advances from Mr. Bollich to the Company, which were non-interest bearing, unsecured, and had no maturity date. On the Company’s balance sheet, the debt totaled $194,958 on June 30, 2015. Based on Mr. Bollich’s Form 4 (filed August 10, 2015) and its correspondence with its stock transfer agent, the Company understands that Mr. Bollich sold ten million shares of restricted common stock and all of his preferred stock to private parties. He also returned 21,428,023 shares of his common stock to the Company, and the Company authorized cancelation of the shares on August 11, 2015 (see Form 8-K filed August 12, 2015).

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

We have a team of more than ten engineers with expertise in electrical, mechanical, optical, and thermodynamic engineering, as well as extensive cultivation experience. That team enables Surna to offer energy-efficient, turnkey solutions that include facility design, equipment manufacturing, and installation of our comprehensive line of lighting, cooling, and dehumidification systems that are optimized for indoor operations. Because of our specific expertise, our products are easily tailored and uniquely suited for indoor agriculture and state-regulated cannabis cultivation. Moreover, our technology is particularly valuable to state-regulated cannabis producers because growing cannabis is an extremely resource-intensive endeavor, and we believe our technology can make a significant impact on the bottom line and long-term sustainability of such a facility. Furthermore, we anticipate that the already substantial demand for CEA products designed for cannabis will continue to grow as more states and countries begin to permit and regulate cannabis use and cultivation.

Listing on the OTCQB

As of June 30, 2015, we had 127,041,114 shares of common stock issued and outstanding. Our common stock is currently trading on the OTCQB marketplace in the United States of America under the stock ticker symbol “SRNA.” On August 13, 2015, the last trading day prior to the date of this filing, the closing price of the common stock on the OTCQB was $0.1460.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, and stock-based compensation. We base our estimates on historical experience, known trends, and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our quarterly report on Form 10-Q filed with the SEC on May 19, 2015.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Comparison of the three months ended June 30, 2015 and 2014

Revenues and Cost of Goods Sold

We currently derive revenues from the sale of climate control systems and related products. Costs of goods sold consist of the following: raw materials needed for manufacturing of products; direct labor costs incurred, overhead costs, and freight costs.

The Company has realized a net loss of $976,610 for the three month period ended June 30, 2015 compared to a net loss of $2,121,567 for the three month period ended June 30, 2014.

Our revenues from continuing operations for the three month period ended June 30, 2015 were $1,677,950 from sales of our climate control systems and related products. Our revenue is not yet sufficient to meet our operating requirements. Our net loss from continuing operations for the three month period ended June 30, 2015 was $976,610 which includes: $1,326,769 cost of sales, $92,480 for advertising and marketing expenses, $128,454 for research and development expenses, $821,020 for general and administrative expenses and $285,837 of other expenses. The other expenses consist of interest expenses of $128,299, amortization of debt discount on convertible notes of $584,248, and gain on derivative liability of $426,710.

Our revenues from continuing operations for the three month period ended June 30, 2014 were $346,559 from sales of our climate control systems and related products. Our net loss from continuing operations for the three month period ended June 30, 2014 was $2,121,567 which includes: $282,606 cost of sales, $78,351 for advertising and marketing expenses, $7,768 for research and development expenses, $279,463 for general and administrative expenses and $1,819,938 of other expenses. The other expenses consist of interest expenses of $13,632, amortization of debt discount on convertible notes of $68,165, and loss on derivative liability of $1,738,141.

There were no revenues or costs of sales for the Surna Media Entities which have been classified as discontinued operations in the statement of operations.

Comparison of the six months ended June 30, 2015 and 2014

Revenues and Cost of Goods Sold

The Company has realized a net loss of $2,395,053 for the six month period ended June 30, 2015 compared to a net loss from continuing operations of $2,168,653 for the six month period ended June 30, 2014.

Our revenues from continuing operations for the six month period ended June 30, 2015 were $2,548,845 from sales of our climate control systems and related products. Our revenue is not yet sufficient to meet our operating requirements. Our net loss from continuing operations for the six month period ended June 30, 2015 was $2,395,053 which includes: $2,009,505 cost of sales, $175,454 for advertising and marketing expenses, $309,443 for research and development expenses, $1,624,762 for general and administrative expenses and $824,734 of other expenses. The other expenses consist of interest expenses of $288,559, amortization of debt discount on convertible notes of $1,011,048, and gain on derivative liability of $474,873.

Our revenues from continuing operations for the six month period ended June 30, 2014 were $346,559 from sales of our climate control systems and related products. Our net loss from continuing operations for the six month period ended June 30, 2014 was $2,168,653 which includes: $282,606 cost of sales, $78,351 for advertising and marketing expenses, $7,768 for research and development expenses, $326,549 for general and administrative expenses and $1,819,938 of other expenses. The other expenses consist of interest expenses of $13,632, amortization of debt discount on convertible notes of $68,165, and loss on derivative liability of $1,738,141.

There were no revenues or costs of sales for the Surna Media Entities, which have been classified as $6,521 discontinued operations in the statement of operations for the six months ended June 30, 2014.

Income Tax Expenses

For the six months ended June 30, 2015 and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the six months ended June 30, 2015 and 2014, we incurred no current income tax and no future income tax expenses from continuing operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

The following table is a summary of statement of cash flow:

	Six Months Ended
	June 30,
	2015	2014
Cash used in operating activities	$(1,229,865)	$(450,099)
Cash flows used in investing activities	(150,089)	(94,402)
Cash flows provided by financing activities	835,493	758,568
Net change in cash	$(544,461)	$214,067

We have never reported net income. We incurred net losses for the six months ended June 30, 2015 and 2014 and have an accumulated deficit of $8,162,630 at June 30, 2015. We had a working capital deficit (current liabilities exceed current assets) of $1,202,583 and $779,387 as of June 30, 2015 and December 31, 2014 respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. Although our cash position substantially improved during the six months ended June 30, 2015, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

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

Promissory Notes and Sale of Common Stock

In the year ended December 31, 2014, we commenced two private placement offerings of debt and equity securities. We closed the first offering on October 16, 2014 after raising $1,324,283 by issuing series 1 convertible notes of two-year terms at ten percent (10%) interest per annum that are convertible at the lesser of $1.00 per share or eighty percent (80%) of the prior thirty day weighted average market price per share (see Note 8 – Convertible Debt). The shares are subject to SEC Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Subsequent to the termination of our first offering, we began a second offering with Newbridge Securities Corporation acting on a “best efforts” basis as our placement agent. Through the filing of this 10-Q, we raised $2,536,250 through a combination of issuance of shares of common stock, series 2 convertible notes, and warrants (see Note 8 – Convertible Debt). Of the total, we raised $1,625,000 prior to December 31, 2014, and the additional $911,250 between January 1, 2015 and June 30, 2015.

In addition, related parties (officers and directors) advanced $288,186 in fiscal year 2014. The balance outstanding from these advances is $194,958 as of June 30, 2015. Subsequent to June 30, 2015, the advances were forgiven for a one-time, immediate payment of $100. (See Note 17 – Subsequent Events).

Operating Activities

Cash used in operations for the six months ended June 30, 2015 was $1,229,865 compared to $450,099 for the six months ended June 30, 2014. The increase in the cash used in operations was primarily due to the increase in sales and revenue activities and the related changes in operating assets including accounts receivable, inventory and prepaid expenses and increases in general infrastructure to accommodate the increased sale volumes.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2015 was $150,089 compared to cash used by investing activities of $94,402 for the six months ended June 30, 2014. During the first six months of fiscal 2015, cash used in investing activities was for the investments in Agrisoft Development Group, LLC, and $15,089 in purchases related to property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2015 was $835,493 compared to $758,568 for the six months ended June 30, 2014. The cash provided by financing activities in the first six months of fiscal 2015 was primarily due to $911,250 gross proceeds received in connection with the issuance of units in the private placement consisting of promissory notes, common stock, and warrants.

Foreign currency and foreign currency translation

Effective June 30, 2014, we have divested all our foreign operating subsidiaries.

As a result the foreign currency translation had no effect on the results of operations since June 30, 2014.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who is also the Company’s principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2015, as discussed below.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (filed on April 16, 2015), which could materially affect our business, financial condition or future results. However, the risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Recently, private litigants have begun utilizing civil causes of action under the Federal Racketeer Influenced and Corrupt Organizations Act to target cannabis-related businesses where the Federal Government has not interfered. Moreover, additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2015 through June 30, 2015, the Company issued 4,556,250 shares of its common stock in connection with the sale of Units including series 2 convertible notes (See Note 8 – Convertible Debt). $427,859 of the proceeds from sales of the Units was allocated to the sale of common stock.

Additionally, the Company issued 8,973,614 shares of its common stock to ten note holders in connection with such holders’ conversion of series 1 convertible notes equal to $490,000 of principal and $28,752 in interest. Subsequent to June 30, 2015, the Company issued 3,251,401 shares of its common stock in connection with the conversion of series 1 convertible notes equal to $151,783 of principal and $20,819 in interest. (See Note 17 – Subsequent Events).

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

Date : August 14, 2015	SURNA, INC.

	By:	/s/ Tae Darnell
Tae Darnell, President
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

