Form 10-Q
period 2015-09-30
Surna Inc.
filed 2015-11-16
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,855,390 as of November 11, 2015.

2

CERTAIN CONVENTIONS

Except where the context otherwise requires and for purposes of this quarterly report only:

●	China or “PRC” refers to the People’s Republic of China, and excludes Hong Kong, Macau, and Taiwan.

●	“Us”, the “Company”, and “our” refer to Surna, Inc., and, unless the context requires otherwise, its wholly-owned subsidiary Hydro Innovations, LLC.

FORWARD-LOOKING INFORMATION

This quarterly report contains statements of a forward-looking nature. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from those expressed or implied by the forward-looking statements. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. You can identify these forward-looking statements by terminology such as “may,” “will,” “expects,” “anticipates,” “future,” “intend,” “plan,” “believe,” “estimate,” “is/are likely to,” or other similar expressions. The accuracy of these statements may be affected by a number of risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under the “Risk Factors” section of our Annual Report on Form 10-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 16, 2015:

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Surna Inc.

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	Unaudited
ASSETS
Current Assets
Cash	$979,309	$689,963
Accounts receivable (net of allowance for doubtful accounts of $30,000 and $10,000 respectively)	954,965	394,830
Note receivable	235,000	100,000
Inventory	879,159	264,031
Prepaid expenses	515,435	57,089
Assets held for sale
Total Current Assets	3,563,868	1,505,913

Noncurrent Assets
Property and equipment, net	145,035	163,815
Intangible assets, net	646,277	651,564
Total Noncurrent Assets	791,312	815,379

TOTAL ASSETS	$4,355,180	$2,321,292

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,863,802	$411,828
Deferred revenue	1,489,781	408,199
Current portion long term debt	188,716	9,731
Amounts due shareholders	63,238	303,672
Derivative liability on conversion feature	-	847,438
Derivative liability on warrants	-	304,432
Total Current Liabilities	3,605,537	2,285,300

NONCURRENT LIABILITIES
Convertible promissory notes, net	1,268,666	488,544
Convertible accrued interest	200,067	202,123
Promissory note due shareholders	135,760	195,759
Vehicle loan	33,318	33,318
Total Noncurrent Liabilities	1,637,811	919,744

TOTAL LIABILITIES	5,243,348	3,205,044

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 121,855,390 and 113,511,250 shares issued and outstanding	1,219	1,135
Paid in capital	8,607,893	4,881,918
Accumulated deficit	(9,498,052)	(5,767,577)
Total Stockholders’ Deficit	(888,168)	(883,752)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,355,180	$2,321,292

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$3,634,091	$859,488	6,182,936	$1,206,047

Cost of revenue	2,954,670	377,786	4,964,175	660,391

Gross profit	679,421	481,702	1,218,761	545,656

Operating Expenses:
Advertising and marketing	148,656	8,976	324,110	14,342
Product development costs	224,365	140,395	533,808	148,162
General and administrative expenses	846,806	791,570	2,471,568	1,191,104
Total operating expenses	1,219,827	940,941	3,329,486	1,353,608

Operating loss	(540,406)	(459,239)	(2,110,725)	(807,952)

Other income (expense):
Interest expense	(78,938)	(32,725)	(367,497)	(46,359)
Amortization of debt discount on convertible notes	(716,078)	(139,420)	(1,727,126)	(207,585)
Gain on change in derivative liabilities	-	2,110,586	474,873	372,445
Total other income (expense)	(795,016)	1,938,441	(1,619,750)	118,501

Income (Loss) from continuing operations before provision for income taxes	(1,335,422)	1,479,202	(3,730,475)	(689,451)

Provision for income taxes	-	-	-	-

Loss from continuing operations	(1,335,422)	1,479,202	(3,730,475)	(689,451)

Loss from discontinued operations	-	-	-	(6,521)

Net income (loss)	(1,335,422)	1,479,202	(3,730,475)	(695,972)

Comprehensive Income (Loss)	-	-	-	-

Comprehensive Income (Loss)	$(1,335,422)	$1,479,202	(3,730,475)	$(695,972)

Loss per common share from continuing operations - basic and diluted	$(0.01)	$0.01	$(0.03)	$(0.01)

Loss per common share from discontinued operations - basic and diluted	$-	$-	$-	$(0.00)

Loss per common share - basic and diluted	$(0.01)	$0.01	$(0.03)	$(0.01)

Weighted average number of common shares outstanding,
Basic	119,997,166	100,222,948	119,124,053	99,660,755
Fully diluted	146,816,336	112,988,948	145,943,222	99,660,755

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Net loss	$(3,730,475)	$(695,972)
Loss from discontinued operations	-	6,521
Loss from continuing operations	(3,730,475)	(689,451)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,586	14,342
Amortization of debt discounts	1,727,126	207,585
Change in derivative liability	(474,873)	(372,445)
Consulting services paid in stock		29,400
Accrued and imputed interest	2,925	3,500
Allowance forbad debt	20,000	-

Changes in operating assets and liabilities:
Accounts and notes receivable	(580,135)	(230,500)
Inventory and prepaid expenses	(1,073,474)	(80,007)
Accounts payable and accrued liabilities	1,683,607	69,767
Deferred revenue	1,081,582	-
Cash used in operating activities	(1,297,131)	(1,047,809)

Cash Flows From Investing Activities
Purchase of intangible assets	-	(20,500)
Purchase of equipment	(22,519)	(66,066)
Leasehold improvements	-	(25,794)
Investment in Agrisoft	(135,000)	-
Net cash used in investing activities	(157,519)	(112,360)
Cash Flows From Financing Activities
Proceeds from convertible debt	1,859,850	1,324,283
Payment on loans	(43,763)	(8,448)
Payments on loans from shareholders	(72,091)	(5,000)
Net cash provided by financing activities	1,743,996	1,310,835

Net increase / (decrease) in cash	289,346	150,666
Cash, beginning of period	689,963	-
Cash, end of period	$979,309	$150,666

Supplemental cash flow information:

Interest paid	$4,790	$3,607
Income tax paid	$-	$-

Non-cash investing and financial activities:

Discount on convertible notes	$1,220,051	$-
Beneficial conversion feature on convertible notes and warrants	$(1,324,283)	$1,324,283
Sale of subsidiaries to related party, credited to APIC	$-	$2,643,881
Debt retirement former CEO	$194,958	$-
Vehicle purchase by loan	$-	$47,286
Intangible assets acquired by debt	$-	$631,064

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. was incorporated in Nevada on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc., a Nevada corporation (“Safari”), whereby we became the sole surviving corporation after the acquisition of Safari. In July 2014, we acquired 100 percent of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company.

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015. The balance sheet at December 31, 2014, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the 2014 Form 10-K. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Summary of Significant Accounting Policies

There have been no material changes in our significant accounting policies as of and for the first nine months of fiscal 2015, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Product Warranty:

Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for a period of one to two years from the date of sale or installation. In 2015 and 2014, the provision for warranty is determined primarily based on historical warranty cost as a percentage of sales or a fixed amount per unit sold based on failure rates, adjusted for specific problems that may arise. Product warranty expense is less than one-half of one percent of sales, accordingly no separate provision was deemed necessary as of September 30, 2015 and December 31, 2014 respectively.

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

The carrying value of financial instruments, including accrued liabilities and accounts payable, approximates fair value because of the short maturity of these instruments. The carrying amount of amounts due to related parties approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities.

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

Sales arrangements sometimes involve delivering multiple elements, including services such as installation. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in our control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. In the three and nine months ended September 30, 2015 and year ended December 31, 2014, we did not have any revenues arise from qualifying sales arrangements that include the delivery of multiple elements. The vast majority of these deliverables are tangible products, with a small portion attributable to installation. We do not provide any separate maintenance. Generally, contract duration is short term and cancellation, termination, or refund provisions apply only in the event of contract breach and have historically not been invoked.

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

The exchange rates used to translate amounts in HKD and RMB into USD for the purposes of preparing the December 31, 2014 consolidated financial statements were as follows:

	September 30, 2015	December 31, 2014

Period-end HKD: USD exchange rate	*	$7.75
Average Period HKD: USD exchange rate	*	$7.75
Period-end RMB: USD exchange rate	*	$6.21
Average Period RMB: USD exchange rate	*	$6.15

* - Not applicable to the three and nine months ended September 30, 2015.

Concentrations:

The Company’s accounts receivable from four customers make up 82% of the total balance as of September 30, 2015. One customer made up 12% of the total revenue for the nine months ended September 30, 2015, and four customers made up 44% of the total revenue for the three months ended September 30, 2015.

The Company made 45% of its purchases from three vendors during the quarter ended September 30, 2015 and 48% of its purchases from three vendors during the nine months ended September 30, 2015. Each vendor supplies greater than 10% of the purchases.

Comprehensive Income (Loss):

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”), which establishes standards for the reporting and displaying of comprehensive income (loss) and its components. Comprehensive income (loss) is defined as the change in stockholders’ equity (deficit) of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders’ equity (deficit) during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available securities.

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

	September 30, 2015	December 31, 2014

Convertible notes	11,511,919	10,852,708
Stock options	10,296,000	10,296,000
Warrants	5,011,250	1,625,000
Diluted shares outstanding	26,819,169	22,773,708

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

NOTE 2 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has working capital deficits of $41,669 and $779,387 as of September 30, 2015 and December 31, 2014, respectively. Additionally, the Company has generated cumulative net losses of $9,498,052 during the period from inception through September 30, 2015.

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

In October 2014, subsequent to the closing of the Initial Private Placement, the Company engaged a placement agent to act on a “best efforts” basis as a placement agent for the Company in connection with the structuring, issuance, and sale of debt and/or equity securities to obtain up to $3,000,000 in additional capital. For this purpose, the Company offered up to 60 investment units (each, a “Unit”) in a Private Placement with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% convertible note; and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. The Company had raised $2,536,250 from this Private Placement.

During the quarter ended September 30, 2015, Surna, Inc. (the “Company”) entered into several financing agreements totaling $1,175,400 consisting of securities purchase agreements and secured promissory notes as follows:

Securities Purchase Agreements:

In July 2015, the Company entered into securities purchase agreements with two accredited investors pursuant to which the Company sold an investor an 11% convertible note in the original principal amount of $106,000 and the other investor purchased a 10% convertible note in the original principal amount of $165,000, with an aggregate original issue discount of $21,000, and warrants to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds of $250,000.

In September 2015, the Company entered into securities purchase agreements with three accredited investors, pursuant to which the Company sold and the investors purchased 10% convertible notes in the aggregate original principal amount of $440,000, with an aggregate original issue discount of $40,000, one year term and warrants to purchase up to an aggregate of 1,750,000 shares of the Company’s common stock, subject to adjustment , for aggregate cash proceeds equal to $400,000.

Secured Promissory Notes:

In July and September 2015, the Company entered into secured promissory notes in the aggregate original principal amount of $464,400 with an aggregate discount of $34,400. The notes each have a term of five months, carry an interest charge of two percent (2%) per month on the outstanding balance and can be prepaid in whole or part without penalty. The notes are secured by a purchase money security agreement under which the Company granted a security interest in: (i) inventory purchased or assembled using the proceeds of the Notes and (ii) an assignment of payment from the customer purchasing the inventory. Additionally, the Company has reserved 8,000,000 shares of its common stock as additional security for these notes. All or a portion of the reserved shares would be available to the investor to satisfy a default by the Company. As of September 30, 2015, the Company has not taken down one of the notes in the amount of $226,400.

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

NOTE 3 - BALANCE SHEET COMPONENTS

Receivables, net:

Our receivables are summarized below:

	September 30, 2015	December 31, 2014

Accounts receivable	$984,965	$404,830
Less allowances for collection losses	(30,000)	(10,000)
	$954,965	$394,830

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions.

Inventories:

Inventories are stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out basis. Following are the components of inventory as of September 30, 2015 and December 31, 2014:

	2015	2014

Finished goods	$262,305	$56,297
Raw materials	601,320	207,734
Work in progress	15,534	-
Total inventories	$879,159	$264,031

Property and Equipment:

At September 30, 2015 and December 31, 2014, property and equipment consists of:

	2015	2014

Furniture & equipment	$128,765	$106,844
Molds	31,063	31,063
Vehicles	62,286	62,286
Leasehold Improvements	35,804	32,994
	257,918	233,187
Accumulated depreciation	(112,883)	(69,372)
Property and equipment, net	$145,035	$163,815

Depreciation expense amounted to $15,013 and $45,422 for the three and nine months ended September 30, 2015 and $5,366 for the three and nine months ended September 30, 2014.

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

The dividend shares of Trebor are restricted securities as defined in Rule 144, promulgated under the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one for one basis to the Company’s shareholders of record on March 21, 2014.

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

Acquisition of Safari Resource Group, Inc.:

On March 26, 2014, pursuant to that certain merger agreement, Safari Resource Group, Inc. was merged with and into the Company, with the Company surviving as the surviving corporation. As a result of the merger, Safari’s shareholder group received eighty million two hundred and one thousand two hundred and fifty (80,201,250) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted to its founders totaling 10,000 shares that were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024.

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

As additional consideration for the purchase of Hydro, the Company entered into employment agreements with the Keens. Pursuant to the terms of Brandy Keen’s employment agreement, the Company agreed to employ Brandy Keen as its Vice President of Operations for a period of three years beginning on July 18, 2014 and pays her an annual base salary of $96,000, which is subject to review annually by the Company’s Board of Directors. Brandy Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with her duties. Brandy Keen’s employment is at-will and may be terminated at any time, with or without cause.

Pursuant to the terms of Stephen Keen’s employment agreement, the Company agreed to employ Stephen Keen as its Vice President of Research and Development for a period of three years beginning on July 18, 2014 and pay him an annual base salary of $96,000 which is subject to review annually by the Company’s Board of Directors. In August 2015, Stephen Keen became the Company’s CEO. Stephen Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Stephen Keen’s employment is at-will and may be terminated at any time, with or without cause.

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

All of the assets were recorded at book value, which approximated fair value and are amortized or depreciated at their respective existing rates at the acquisition date. The goodwill is not amortizable but subject to an annual impairment review as prescribed by the Accounting Standards Codification (ASC) 350 (formerly SFAS No. 142). No impairment has been recognized for the quarter ended September 30, 2015.

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

	Nine Months Ended
	September 30,
	2015	2014

Revenue	$6,182,936	$1,855,972
Cost of sales	4,964,175	1,033,707
Gross Margin	1,218,761	822,265

Operating Expenses:
Advertising and marketing	324,110	185,158
Product development costs	533,808	170,374
General and administrative expenses	2,471,568	1,507,470
Total operating expenses	3,329,486	1,863,003

Operating Loss	(2,110,725)	(1,040,737)

Other Income (Expense)
Interest expense	(356,922)	(55,524)
Amortization of Debt Discount on Convertible Notes	(1,727,126)	(207,585)
Change in Derivative Liability	474,873	372,445
Loss From Continuing Operations	(1,609,175)	(931,402)

Loss From Discontinued Operations	-	(6,521)
Net Loss	(3,719,900)	(937,923)

Comprehensive loss:
Foreign currency translation loss	-	-
Comprehensive loss:	$(3,719,900)	$(937,923)

Earnings per share attributable to Surna, Inc.
Basic and fully diluted	$(0.03)	$(0.01)

Weighted average number of common shares outstanding,
Basic	119,997,166	100,222,948
Fully diluted	146,816,336	112,988,948

(1) Interest related to the promissory note issued for the Hydro acquisition of $10,575 was eliminated.

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

Summary results of operations for the Surna Media Entities business were as follows:

	Nine months Ended September 30,
	2015	2014

Revenues	$—	$5
Expenses	—	6,526
Income (loss) from discontinued	$—	$(6,521)
Income taxes	—	—
Income (loss) from discontinued operations	$—	$(6,521)

NOTE 5 - FAIR VALUE

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value, establishes a framework for measuring fair value, and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. ASC Topic 820 defines fair value based upon an exit price model. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and involves consideration of factors specific to the asset or liability.

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The following table provides the financial assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and December 31, 2014:

(In thousands)	Classification	Total	Level 1	Level 2	Level 3

Derivative Liabilities – Conversion feature
September 30, 2015	Current Liabilities	$—	—	—	$—
December 31, 2014	Current Liabilities	$847,438	—	—	$847,438
Derivative Liability - warrants

September 30, 2015	Current Liabilities	$—	—	—	$—
December 31, 2014	Current Liabilities	$304,432	—	—	$304,432

Our Level 3 fair value liabilities represent contingent consideration recorded related to the embedded conversion features in the convertible notes issued in 2014. The change in the balance of the conversion feature derivative liabilities and warrant liabilities during the three month period ended September 30, 2015 is calculated using the Black-Scholes Model, which is classified as gain/loss in derivative liabilities in the consolidated condensed statement of operations. The Black-Scholes model does take into consideration the Company’s stock price, historical volatility, and risk free interest rate, which do have observable Level 1 or Level 2 inputs.

During the nine months ended September 30, 2015, the Company converted all of the series 1 convertible notes issued in 2014 into common stock, which gave rise to the fair value liabilities for the embedded conversion features. As a result, $910,757 has been credited to additional paid in capital in the condensed consolidated balance sheet.

On a Non-Recurring Basis:

In accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other (“ASC Topic 350”), the Company estimates the fair value of reporting units, utilizing unobservable Level 3 inputs. Level 3 inputs require significant management judgment due to the absence of quoted market prices or observable inputs for assets of a similar nature. The Company utilizes a discounted cash flow analysis to estimate the fair value of reporting units utilizing unobservable inputs. The fair value measurements for goodwill under the step-one and step-two analysis of the quantitative goodwill impairment test are classified as Level 3 inputs.

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. As of September 30, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying value of cash and equivalents, accounts receivable, accounts payable, and notes payable approximate fair value. The carrying amount of amounts due to related party approximates fair value primarily because all amounts due to related parties are due on demand or have relatively short maturities and considered short term.

NOTE 6 - INTANGIBLE ASSETS

At September 30, 2015 and December 31, 2014, intangible assets primarily consisted of goodwill in the amount of $631,064 and other intangibles of $15,212 and $17,263, net of accumulated amortization of $5,287 and $3,238, respectively. Goodwill of an acquired company is neither amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings and new customers and productivity. Amortization expense for the intangible assets was $1,025 and $3,075 for the three and nine months ended September 30, 2015 and nil for the three and nine months ended September 30, 2014.

NOTE 7 - PROMISSORY NOTES AND VEHICLE LOAN

In connection with the purchase of Hydro, the Company issued a $250,000 promissory note (“Note”) as part of the purchase price. The Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. Additionally, the Company assumed a Note Payable to the former owners of Hydro (the “Hydro Note”). The Hydro Note bears interest at the rate of 12%, per annum, with interest due and payable monthly and expires on February 1, 2016. The combined balance of the Note and Hydro Note at September 30, 2015 was $198,998, with $63,238 reflected as a current liability and $135,760 as a long term liability on the balance sheet.

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872 per month for 60 months. The balance of the loan at September 30, 2015 was $36,382.

As of September 30, 2015, future principal payments for our vehicle loan are as follows:

Year Ended December 31
2015 (one remaining quarter)	$3,064
2016	9,287
2017	9,664
2018	10,057
2019	4,315
$36,382

In July and September 2015, the Company entered into secured promissory notes in the aggregate original principal amount of $464,400 with an aggregate discount of $34,400. The notes each have a term of five months, carry an interest charge of two percent (2%) per month on the outstanding balance and can be prepaid in whole or part without penalty. The notes are secured by a purchase money security agreement under which the Company granted a security interest in: (i) inventory purchased or assembled using the proceeds of the Notes and (ii) an assignment of payment from the customer purchasing the inventory. Additionally, the Company has reserved 8,000,000 shares of its common stock as additional security for these notes. All or a portion of the reserved shares would be available to the investor to satisfy a default by the Company. As of September 30, 2015, the Company has not taken down one of the notes in the amount of $226,400. At September 30, 2015, the Secured Note had a carrying value of $185,652.

NOTE 8 - CONVERTIBLE DEBT

The following table summarizes the convertible promissory notes movement:

Balance at January 1, 2014	$-
Convertible notes issued (Series 1)	1,336,783
Convertible notes issued (Series 2)	1,625,000
Convertible notes converted	(-)
Total	2,961,783
Less: debt discount	(2,473,239)
Balance at December 31, 2014	488,544

Convertible notes issued (Series 2)	911,250
Convertible notes issued (Series 3)	711,000
Convertible notes converted (Series 1)	(1,336,783)
Total	774,011
Debt discount	558,384
Less: Deferred finance charges	(63,728)
Balance September 30, 2015	1,268,667
Less: current portion	(-)
Long-term portion	$1,268,667

Convertible Promissory Notes – Series 1

During the period ended December 31, 2014, the Company issued series 1 convertible promissory notes to investors in the aggregate principal amount of $1,336,783. The convertible promissory notes (i) were unsecured, (ii) bore interest at the rate of 10% per annum, and (iii) were due two years from the date of issuance. The convertible promissory notes were convertible at any time at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty day weighted average market price for the Company’s common stock. During the nine months ended September 30, 2015, all of the series 1 convertible promissory notes were converted into 25,169,786 shares of common stock.

Due to the variable conversion price the number of shares issuable upon conversion was variable and the fact that there was no cap on the number of shares that can be issued associated with these convertible promissory notes, the Company has determined that the conversion feature was considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible promissory note and to adjust the fair value as of each subsequent balance sheet date. Upon the issuance of the convertible notes, the Company determined a fair value of $1,324,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the convertible promissory notes.

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount was being amortized over the two-year term of the convertible promissory notes. Upon conversion of each convertible note the unamortized portion of the debt discount was recorded as amortization of debt discount on convertible notes The Company recognized a charge of $406,658 for the quarter ended September 30, 2015 for amortization of this debt discount.

As a result of the conversion of all of the series 1 convertible notes during the nine-month period ended September 30, 2015, all of the accrued interest was converted along with the principal balance of the respective notes. Interest expenses for the nine months ended September 30, 2015 and 2014 is $140,934 and nil respectively.

During the nine months ended September 30, 2015, the Company issued 25,169,786 shares of its common stock in connection with conversions of its series 1 convertible notes for $1,336,783 principal amount and $216,141 accrued interest. The total of $1,552,924 was allocated to common stock and additional paid in capital as a result of the conversion.

Convertible Promissory Notes – Series 2

In October 2014, the Company engaged a placement agent on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity securities. The Company offered up to 60 investment units (each, a “Unit”) with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% convertible note (“Series 2”); and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. The Series 2 convertible promissory notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The Series 2 convertible promissory notes are convertible after 360 days from the issuance date at the option of the investor into shares of the Company’s common stock that is determined by dividing the amount to be converted by the $0.60 conversion price. Additionally, the entire principal amount due on each convertible note shall be automatically converted into Common Stock at the Automatic Conversion Price (the greater of $0.50 per share or 75% of the public offering price per share) without any action of the purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s Common Stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the Common Stock shall have traded at a VWAP of at least $2.00 per share for a period of ten (10) consecutive trading days. The Company raised $2,536,250 from the sale of these Units.

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

The Company recognized a charge of $290,588 and $792,200 for the three and nine months ended September 30, 2015 for amortization of this debt discount and a $1,990 charge for transaction costs. The carrying value of the notes as of September 30, 2015 was $1,116,249 and the unamortized debt discount was $1,411,985.

Accrued interest on the series 2 convertible notes above as of September 30, 2015 and 2014 is $ 193,349 and nil, respectively. Interest expenses for the three and nine months ended September 30, 2015 is $63,927 and $179,247, respectively, and for the three and nine months ended September 30, 2014 is nil.

Convertible Promissory Notes – Series 3

In July 2015, the Company entered into securities purchase agreements with two accredited investors (each a “Purchaser” and together the “Purchasers”), pursuant to which the Company sold and the Purchasers purchased a 11% convertible note in the original principal amount of $106,000 and a one year term, 10% convertible note in the original principal amount of $165,000, with an aggregate original issue discount of $21,000 (each a “Note” and together the “Notes”), and warrants (the “Warrants”) to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock, subject to adjustment (the “Common Stock”), for aggregate cash proceeds of $250,000.

In September 2015, the Company entered into securities purchase agreements with three accredited investors, pursuant to which the Company sold and the Purchasers purchased a one year term, 10% convertible notes in the aggregate original principal amount of $440,000, with an aggregate original issue discount of $40,000 (each a “Note” and together the “Notes”), and warrants (the “Warrants”) to purchase up to an aggregate of 1,750,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds equal to $400,000.

The gross proceeds from the sale of the convertible notes are recorded net of a discount related to the conversion feature of the embedded conversion option. The fair value of the warrants underlying the promissory notes issued at the time of their issuance was calculated pursuant to the Black-Scholes option pricing model. The fair value was recorded as a reduction to the promissory notes payable and charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes.

The following table sets forth the initial carrying value of the notes:

Balance at January 1, 2014	$-
Issuance of convertible notes	711,000
Less: Fair value of warrants	(171,976)
Less: Original issue discount	(61,000)
Less: Debt discount- conversion feature	(349,726)
Initial carrying value of notes	$128.298

As of September 30, 2015, future principal payments for our long-term convertible loans were as follows:

Year Ended December 31,
2015	$-
2016	3,247,250
Thereafter	-
$3,247,250

NOTE 9 - DERIVATIVE LIABILITIES

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

During the nine months ended September 30, 2015, the Company converted all of the series 1 convertible notes issued in 2014 into common stock, which gave rise to fair value liabilities for the embedded conversion features. At conversion, the balance of the derivative liability of $910,757 was credited to additional paid in capital in the consolidated condensed balance sheet.

The following table represents the Company’s derivative liability activity from the initial measurement at Issuance date through September 30, 2015:

Derivative liabilities balance, December 31, 2013	$-
Initial measurement at Issuance date of the notes	2,203,759
Change in derivative liability during the year ended December 31, 2014	(1,051,889)
Derivative liabilities balance, December 31, 2014	$1,151,870

Initial measurement at Issuance date of the notes	233,760
Change in derivative liability during the nine months ended September 30, 2015	(1,385,630)
Derivative liabilities balance, September 30, 2015	$-

NOTE 10 - RELATED PARTY TRANSACTIONS

As of September 30, 2015, the Company had a balance of $198,998 due to the Chief Executive Officer and his wife, who is Vice President of Sales. The debt is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The note may be prepaid in whole or in part at any time.

During the nine months ended September 30, 2015, $194,958 of debt due the Company’s former CEO was retired for a one-time, immediate cash payment of $100. The retirement has been recognized as a credit to additional paid in capital.

NOTE 11 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Deferred tax assets are reduced, if deemed necessary, by a valuation allowance for the amount of tax benefits, which are not expected to be realized. Additionally, our losses prior to March 31, 2014 are limited due to IRC 382 guidelines. During interim periods, we have recorded a full valuation allowance for the deferred tax assets primarily resulting from operating loss carryforwards due to uncertainty regarding their recoverability.

ASC Topic 740-10, Overall - Uncertainty in Income Taxes (“ASC Topic 740-10”), clarifies the accounting and disclosure for uncertainty in tax positions. ASC Topic 740-10 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of ASC Topic 740-10 and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. Should the Company need to accrue a liability for uncertain tax benefits, any interest associated with that liability will be recorded as interest expense. Penalties, if any, would be recognized as operating expenses. There were no penalties or interest liability accrued as of September 30, 2015 or December 31, 2014, nor were any penalties or interest costs included in expense for the nine month periods ended September 30, 2015 and 2014.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In connection with its acquisition of Hydro in July 2014 (see Note 4 – Acquisitions and Divestitures), the Company assumed a lease agreement for manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

October 1, 2015 through December 31, 2015	$48,882
January 1 through September 30, 2016	146,646
$195,528

Rent expense for office space amounted to $72,487 and $168,418 for the three and nine months ended September 30, 2015, respectively, and $21,809 for the three and nine months ended September 30, 2014.

Employment Agreements

Also in connection with its acquisition of Hydro, the Company entered into employment agreements with Brandy Keen as its Vice President of Operations and Stephen Keen as its Vice President of Research and Development. Each employment agreement has a three-year term and annual base salary of $96,000. The amount payable over the next two years for the two agreements totals $336,000. The terms of these agreements and the acquisition are discussed in Note 1.

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

NOTE 13 - PATENTS AND TRADEMARKS

We rely on a combination of patent and trademark filings, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. As of November 11, 2015, the Company has thirteen pending patent applications. The pending patent applications are a combination of Utility and Design patent applications that provide coverage around certain core Company technology. If issued, Design patents provide protection for 15 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-Provisional application filing date. We also are actively pursuing trademark registration around our core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 14 - SHAREHOLDERS’ EQUITY

Preferred Stock

As of both September 30, 2015 and December 31, 2014, there were 77,220,000 shares of Series A Preferred Stock issued and outstanding. The Series A Preferred Stock has no conversion rights, liquidation priorities, or other preferences; it only has voting rights equal to the common stock. During 2014, at the closing of the merger with Safari Resources Group (see Note 4 - Acquisitions and Divestitures), Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our Series A Preferred Stock.

Common Stock

As of September 30, 2015 and December 31, 2014, there were 121,855,390 and 113,511,250 shares of common stock issued and outstanding, respectively.

A total of 1,000,000 shares of our common stock were issued on January 7, 2015 in connection with a Consulting Services Agreement (the “Consulting Agreement”). These shares were authorized in 2014 and were deemed issued at December 31, 2014 and valued at $330,000, but were not issued until January 7, 2015. The Consulting Agreement called for the consultant to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, financial performance, and development initiatives; and formulating the optimal strategy to meet working capital needs.

During the period from January 1, 2015 through September 30, 2015, the Company issued 4,556,250 shares of its common stock in connection with the issuance of convertible debt (See Note 8 – Convertible Debt). $427,858 of the proceeds, net of transaction costs of $19,042, were allocated to common stock and additional paid in capital.

Additionally, the Company issued 25,169,786 shares of its common stock in connection with conversions of its series 1 convertible notes. $1,668,176 was allocated to common stock and additional paid in capital as a result of the conversion.

On August 10, 2015, Mr. Bollich transferred 21,408,023 shares of the Company’s common stock to the Company. This transfer was not the result of any agreements between the Company and Mr. Bollich. On August 11, 2015, the Company authorized cancelation of the shares.

During the three months ended September 30, 2015, the Company issued 46,127 shares of its common stock for services to the Company.

The changes in shareholders’ equity for the nine months ended September 30, 2015 are summarized as follows:

	Shares	Amount

Authorized shares
Preferred Stock and par value	150,000,000	$0.00001
Common Stock and par value	350,000,000	$0.00001
	500,000,000

Preferred Stock, Issued and Outstanding
Beginning and End of Period	77,220,000	$772

Common Stock, Issued and Outstanding
Beginning of Period	113,511,250	1,135
Sale of Common Shares	4,556,250	46
Shares issued for services	46,127
Conversion of Convertible Notes to Common Shares	25,169,786	252
Retirement of shares	(21,428,023)	(214)
End of Period	121,855,390	1,219

Paid-in capital
Beginning of Period		4,881,918
Sale of Common Shares		949,107
Conversion of Convertible Notes to Common Shares		2,578,771
Retirement of common shares		195,172
Imputed Interest		2,925
End of Period		8,607,893

Accumulated Deficit
Beginning of Period		(5,767,577)
Loss for the nine months ended September 30, 2015		(3,730,475)
End of Period		(9,498,052)
Total Stockholders’ Deficit		$(888,168)

NOTE 15 - WARRANTS AND OPTIONS

Warrant activity since January 1, 2014 is as follows:

	Warrants	Weighted- Average Exercise Price	Aggregate Intrinsic Value

Outstanding at January 1, 2014	-	$-	$-
Granted (Series 2 convertible debt)	1,625,000	3.00	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at December 31, 2014	1,625,000	$3.00	$-
Granted (Series 2 convertible debt)	911,250	3.00	-
Granted (Series 3 convertible debt)	2,475,000	0.25	-
Exercised	-	-	-
Expired	-	-	-
Outstanding at September 30, 2015	5,011,250	$1.64	$-

During the nine months ended September 30, 2015 and year ended December 31, 2014, the Company issued warrants to purchase 911,250 and 1,625,000 shares of common stock, respectively, in connection with the series 2 convertible notes. These warrants have an exercise price of $3.00 per share and expire within four years from the date of issue. Additionally, during the quarter ended September 30, 2015 the Company issued warrants to purchase 2,475,000 shares of common stock in connection with the series 3 convertible notes with an exercise price of $0.25 per share which expire five years from issuance. Total warrants outstanding as of September 30, 2015 were 5,011,250 with an average exercise price of $1.64 per share.

The following table is a summary of the warrants calculation, which was determined using the Black-Scholes model with the following assumptions:

	2015	2014

(1) risk free interest rate of	1.32%-1.58%	1.38%
(2) dividend yield of	0.00%	0.00%
(3) volatility factor of	144%-162%	137%
(4) an expected life of the conversion feature of	3.5-5 years	4 years
(5) estimated fair value of the company’s common stock of	$0.05-$0.13 per share	$ 0.32 per share

The fair value of the warrants issued as of September 30, 2015 and December 31, 2014 was $0.10 and $0.12 per share, respectively. The warrants had zero intrinsic value.

Stock Option Plan

At the closing of the merger with Safari Resource Group (See Note 4 – Acquisitions and Divestitures), Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,290,000 options, with an exercise price of $0.000245. There were no stock options exercised in the quarter ended September 30, 2015 or year ended December 31, 2014 and no new options granted during the quarter ended September 30, 2015.

The following table summarizes our restricted stock option activity:

Weighted Average
	Number	Grant-Date
	of Options	Fair Value
Outstanding as of January 1, 2014	-	$-
Options granted	10,296,000	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of December 31, 2014	10,296,000	-
Options granted	-	-
Options exercised	-	-
Options forfeited	-	-
Outstanding as of September 30, 2015	10,296,000	$-

The stock options outstanding are the result of converting the existing options in Safari into options in Surna as a result of the Safari acquisition. The options were all fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The intrinsic value of vested stock options at September 30, 2015 was $1,235,520. The options expire in March 2017.

NOTE 16 – KIND AGRISOFT NOTE

On January 8, 2015, the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”). Prior to the closing of the transaction, however, Kind Agrisoft, LLC (“Kind Agrisoft”), with the Company’s consent, agreed to purchase 100% of Agrisoft’s assets. On June 23, 2015, in exchange for the Company’s consent to its asset purchase agreement, Kind Agrisoft conveyed the Company a Note for payment of $272,217 plus annual interest of eight percent (8%), and it granted to the Company a secured interest in its accounts receivable and intellectual property to guarantee such payment. The Company agreed to subordinate its security interest (if required by Kind’s credible lenders) once the amounts owing under the Note were less than $100,000. As of November 11, 2015, Kind Agrisoft had repaid $65,000 in two payments and is obligated to make additional payments of $50,000 on the first of every quarter. Furthermore, Kind Agrisoft is obligated to make additional ongoing payments to the Company in the form of a 1% quarterly royalty on EBITDA (earnings before interest, taxes, depreciation, and amortization) until Kind Agrisoft’s total payments to the Company (including payments under the Note and royalty on EBITDA) reach $600,000.

NOTE 17 - SUBSEQUENT EVENTS

On October 27, 2015, Bryon Jorgenson, Chief Operating Officer of Surna, Inc. (the “Company”), informed the Company of his intent to resign his position effective at the end of October. Jorgenson and the Company have agreed to terms of a consulting agreement under which Jorgenson may be engaged to provide services on certain projects at an hourly rate as needed.

On November 11, 2015, the Company appointed Trent Doucet as its Chief Operating Officer. In 2003, Doucet founded Primus Networks, Inc., which was acquired in 2011 by mindSHIFT Technologies, a leading managed IT service provider. Subsequently, Doucet joined mindSHIFT as VP and Managing Director, where he was responsible for revenue growth in mindSHIFT's strategic services group. Doucet will initially be compensated at the annual rate of $120,000. Adjustment or additions to his compensation will be reviewed by the Board of Directors following 120 days of employment.

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

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our interim unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue, and stock-based compensation. We base our estimates on historical experience, known trends, and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in our quarterly report on Form 10-Q filed with the SEC on May 19, 2015.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Comparison of the three months ended September 30, 2015 and 2014

Revenues and Cost of Goods Sold

We currently derive revenues from the sale of climate control systems and related products. Costs of goods sold consist of the following: raw materials needed for manufacturing of products; direct labor costs incurred, overhead costs, and freight costs.

The Company has realized a net loss of $1,333,422 for the three-month period ended September 30, 2015 compared to a net gain of $1,479,202 for the three-month period ended September 30, 2014.

Our revenues from continuing operations for the three-month period ended September 30, 2015 were $3,634,091 from sales of our climate control systems and related products. Our revenue is not yet sufficient to meet our operating requirements. Our net loss from continuing operations for the three-month period ended September 30, 2015 was $1,333,422 which includes: $2,954,670 cost of sales, $148,656 for advertising and marketing expenses, $224,365 for research and development expenses, $846,806 for general and administrative expenses and $795,016 of other expense. The other income consists of interest expenses of $78,938 and amortization of debt discount on convertible notes of $716,078.

Our revenues from continuing operations for the three-month period ended September 30, 2014 were $859,488 from sales of our climate control systems and related products. Our net income from continuing operations for the three-month period ended September 30, 2014 was $1,479,202 which includes: $377,786 cost of sales, $66,465 for advertising and marketing expenses, $140,395 for research and development expenses, $734,081 for general and administrative expenses and $1,938,441 of other income. The other income consists of interest expenses of $32,725, amortization of debt discount on convertible notes of $139,420, and gain on derivative liability of $2,110,586.

There were no revenues or costs of sales for the Surna Media Entities, which have been classified as discontinued operations in the statement of operations.

Comparison of the nine months ended September 30, 2015 and 2014

Revenues and Cost of Goods Sold

The Company has realized a net loss of $3,730,475 for the nine-month period ended September 30, 2015 compared to a net loss from continuing operations of $695,972 for the nine-month period ended September 30, 2014.

Our revenues from continuing operations for the nine-month period ended September 30, 2015 were $6,182,936 from sales of our climate control systems and related products. Our revenue is not yet sufficient to meet our operating requirements. Our net loss from continuing operations for the nine-month period ended September 30, 2015 was $3,730,475 which includes: $4,964,175 cost of sales, $324,110 for advertising and marketing expenses, $533,808 for research and development expenses, $2,471,568 for general and administrative expenses and $1,619,750 of other expenses. The other expenses consist of interest expenses of $367,497, amortization of debt discount on convertible notes of $1,727,126 and gain on derivative liability of $474,873.

Our revenues from continuing operations for the nine-month period ended September 30, 2014 were $1,206,047 from sales of our climate control systems and related products. Our net loss from continuing operations for the nine-month period ended September 30, 2014 was $689,451 which includes: $660,391 cost of sales, $185,158 for advertising and marketing expenses, $148,162 for research and development expenses, $1,020,288 for general and administrative expenses and $118,501 of other income. The other income consists of interest expenses of $46,359, amortization of debt discount on convertible notes of $207,585, and gain on derivative liability of $372,445.

There were no revenues or costs of sales for the Surna Media Entities, which have been classified as loss from discontinued operations of $6,521 in the statement of operations for the nine months ended September 30, 2014.

Income Tax Expenses

For the nine months ended September 30, 2015 and 2014, we had no federal taxable income due to net losses and recorded a deferred tax asset and a valuation allowance to the extent that those assets are attributable to net operating losses. We recognized the valuation allowance because we are unsure as to the ability to use these assets in the near future due to continued operating losses.

For the nine months ended September 30, 2015 and 2014, we incurred no current income tax and future income tax expenses from continuing operations.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements.

The following table is a summary of statement of cash flow:

	Nine months Ended
	September 30,
	2015	2014
Cash used in operating activities	$(1,297,131)	$(1,047,809)
Cash flows used in investing activities	(157,519)	(112,360)
Cash flows provided by financing activities	1,743,996	1,310,835
Net change in cash	$289,346	$150,666

We have never reported net income. We incurred net losses for the nine months ended September 30, 2015 and 2014 and have an accumulated deficit of $9,498,052 at September 30, 2015. We had working capital deficits (current liabilities exceed current assets) of $41,669 and $779,387 as of September 30, 2015 and December 31, 2014, respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. Although our cash position substantially improved during the nine months ended September 30, 2015, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

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

Promissory Notes and Sale of Common Stock

In the year ended December 31, 2014, we commenced two private placement offerings of debt and equity securities. We closed the first offering on October 16, 2014 after raising $1,324,283 by issuing Series 1 convertible notes of two-year terms at ten percent (10%) interest per annum that are convertible at the lesser of $1.00 per share or eighty percent (80%) of the prior thirty day weighted average market price per share (see Note 8 – Convertible Debt). The shares are subject to SEC Rule 144 and a lockup agreement allowing limited sales of shares during the first year. Subsequent to the termination of our first offering, we began a second offering with a placement agent on a “best efforts” basis. We raised $2,536,250 through a combination of issuance of shares of common stock, Series 2 convertible notes, and warrants (see Note 8 – Convertible Debt). Of the total, we raised $1,625,000 prior to December 31, 2014, and the additional $911,250 between January 1, 2015 and September 30, 2015.

During the quarter ended September 30, 2015, the Company entered into several financing agreements totaling $1,175,400 consisting of securities purchase agreements and secured promissory notes as follows:

Securities Purchase Agreements:

In July 2015, the Company entered into securities purchase agreements with two accredited investors, pursuant to which the Company sold the investors an 11% convertible note in the original principal amount of $106,000 and a 10% convertible note, one year term, in the original principal amount of $165,000, with an aggregate original issue discount of $21,000, and warrants to purchase up to an aggregate of 1,250,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds of $250,000.

In September 2015,the Company entered into securities purchase agreements with three accredited investors, pursuant to which the Company sold the investors 10% convertible notes in the aggregate original principal amount of $440,000, with an aggregate original issue discount of $40,000, and warrants to purchase up to an aggregate of 1,750,000 shares of the Company’s common stock, subject to adjustment , for aggregate cash proceeds equal to $400,000.

Secured Promissory Notes:

In July and September 2015, the Company entered into secured promissory notes in the aggregate original principal amount of $464,400 with an aggregate discount of $34,400. The notes each have a term of five months, carry an interest charge of two percent (2%) per month on the outstanding balance and can be prepaid in whole or part without penalty. The notes are secured by a purchase money security agreement under which the Company granted a security interest in: (i) inventory purchased or assembled using the proceeds of the Notes and (ii) an assignment of payment from the customer purchasing the inventory. Additionally, the Company has reserved 8,000,000 shares of its common stock as additional security for these notes. All or a portion of the reserved shares would be available to the investor to satisfy a default by the Company.

In addition, during 2014 and 2015, our former CEO advanced the Company $194,958 net of expenses. In August, 2015, the advances were settled for a one-time, immediate payment of $100.

Operating Activities

Cash used in operations for the nine months ended September 30, 2015 was $1,297,131 compared to $1,047,809 for the nine months ended September 30, 2014. The increase in the cash used in operations was primarily due to the increase in sales and revenue activities and the related changes in operating assets including accounts receivable, inventory and prepaid expenses and increases in general infrastructure to accommodate the increased sale volumes.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2015 was $157,519 compared to cash used by investing activities of $112,360 for the nine months ended September 30, 2014. During the first nine months of fiscal 2015, cash used in investing activities was primarily for the $175,000 investment in Agrisoft Development Group, LLC, of which $40,000 was repaid and $22,519 in purchases related to property and equipment.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2015 was $1,743,996 compared to $1,310,835 for the nine months ended September 30, 2014. The cash provided by financing activities in the first nine months of fiscal 2015 was primarily due to $911,250 gross proceeds received in connection with the issuance of units in the private placement consisting of promissory notes, common stock, and warrants, $711,000 gross proceeds from private placements consisting of promissory notes and warrants and payments on debt of $149,238.

Foreign currency and foreign currency translation

Effective June 30, 2014, we have divested all our foreign operating subsidiaries.

As a result, the foreign currency translation had no effect on the results of operations since June 30, 2014.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), who is also the Company’s principal financial and accounting officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and CFO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2015. The ineffectiveness of our disclosure controls and procedures was due to the material weaknesses disclosed in our Annual Report on Form 10-K filed on April 16, 2015.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period from January 1, 2015 through September 30, 2015, the Company issued 4,556,250 shares of its common stock in connection with the issuance of convertible debt (See Note 8 – Convertible Debt). $427,858 of the proceeds, net of transaction costs of $19,042, was allocated to common stock and additional paid in capital.

Additionally, the Company issued 25,169,786 shares of its common stock in connection with conversions of its series 1 convertible notes. $1,668,176 was allocated to common stock and additional paid in capital as a result of the conversion.

On August 10, 2015, Mr. Bollich transferred 21,408,023 shares of the Company’s common stock to the Company. This transfer was not the result of any agreements between the Company and Mr. Bollich. On August 11, 2015, the Company authorized cancelation of the shares.

During the three months ended September 30, 2015, the Company issued 46,127 shares of its common stock to one individual for $4,613 of services to the Company.

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

2.3	Modification and Amendment to the Membership Interest Purchase Agreement among Brandy Keen and Stephen Keen and Surna, Inc. dated as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

3.1(b)**	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)**	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2**	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

4.1	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 21, 2014).

4.2	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014)..

10.2	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.7+	Executive Employment Agreement between Surna, Inc. and David W. Traylor effective as of December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014).

10.8+	Executive Employment Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.9+	Executive Officer Confidentiality, Non-Competition, and Non-Solicitation Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.10	Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of January 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2015).

10.11	Agreement for Professional Services (estimate 1368) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.12	Agreement for Professional Services (estimate 1369) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.13	Addendum to the Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of February 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2015).

10.14*	Management Compensation Agreements

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management compensation agreement

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : November 16, 2015	SURNA, INC.

	By:	/s/ Stephen Keen
Stephen Keen, President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Douglas McKinnon
Douglas McKinnon, Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Number	Description of Exhibit

2.1**	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2**	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.1(a)**

Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

2.3	Modification and Amendment to the Membership Interest Purchase Agreement among Brandy Keen and Stephen Keen and Surna, Inc. dated as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

3.1(b)**	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)**	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2**	Bylaws (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

4.1	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on October 21, 2014).

4.2	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

10.1	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014)..

10.2	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

10.3	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

10.4	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014.

10.5+	Executive Employment Agreement between Surna, Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.6+	Executive Employment Agreement between Surna, Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

10.7+	Executive Employment Agreement between Surna, Inc. and David W. Traylor effective as of December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014).

10.8+	Executive Employment Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.9+	Executive Officer Confidentiality, Non-Competition, and Non-Solicitation Agreement between Surna, Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.10	Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of January 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2015).

10.11	Agreement for Professional Services (estimate 1368) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.12	Agreement for Professional Services (estimate 1369) between Surna, Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.13	Addendum to the Membership Interest Purchase Agreement between Surna, Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of February 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2015).

10.14*	Management Compensation Agreements

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ Management compensation agreement

* Filed herewith.

** Furnished herewith.

