Form 10-K
period 2015-12-31
Surna Inc.
filed 2016-04-12
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 000-54286

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $2,162,404 on June 30, 2015.

The number of shares outstanding of the registrant’s common stock as of March 31, 2016 is 139,044,878.

DOCUMENTS INCORPORATED BY REFERENCE – None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Surna,” the “Company,” “we,” “us,” and “our” in this document refer to Surna Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Surna develops, designs, and distributes cultivation technologies for controlled environment agriculture (“CEA”). The Company’s customers include state-regulated cannabis cultivation facilities as well as traditional indoor agricultural facilities, including organic herb and vegetable producers.

Surna’s technologies include a comprehensive line of optimized lighting, environmental control, air sanitation, and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for indoor cultivation and dramatically reduce energy and water consumption.

In addition, Surna offers mechanical design services specific to hydronic cooling including mechanical equipment and piping design.

Products and Services

Surna Chillers

Surna’s liquid-based process cooling system provides a more reliable and efficient thermal cooling solution compared to typical air conditioning products:

●

Liquid-based cooling systems are more efficient. Surna’s hydronic cooling systems and proprietary technologies rely on liquid, instead of air, as a medium for heat exchange. Surna’s systems can dramatically reduce the costs associated with cooling indoor cultivation facilities compared to traditional air conditioning products, depending on the specific environment and system design.

●	Redundancy is essential. Due to the high value of indoor crops like cannabis, Surna’s systems are designed to mitigate crop loss due to equipment failure. Surna’s chillers are easily scalable and allow for redundant system design for a nominal increase in cost relative to ducted systems.

●

Closed-loop cooling systems reduce opportunities for contamination. Surna’s system provides for room isolation during the heat exchange process, thereby reducing the risk of cross-contamination between rooms. Surna’s system uses chilled water delivered through a closed loop and does not require ducting. Traditional air conditioning systems use ducted air for heat removal, which disseminate contaminants between rooms. This greatly increases the risk of spreading the contamination throughout the entire grow space.

Surna Reflectors

Surna’s reflector optimizes light delivery to the plant canopy. Thanks to the reflector’s internal technology, the bulb is able to produce up to 9.1% more usable light without any increase in energy consumption. Light-on-target reflectivity is also increased due to the unique design and shape of the reflector, eliminating light wasted illuminating walls and aisles.

Hybrid Building

Surna’s comprehensive cultivation facility combines the advantages of a greenhouse with those of an indoor grow operation for indoor cultivators seeking efficiency and accelerated time to market. The Hybrid Building uses the sun as its primary light source and high power LED lights for supplemental lighting while maintaining the environmental and security controls of an indoor facility.

Air Sanitation

Surna offers air sanitation technology for mold and mildew risk mitigation to cultivators. This technology uses a process of photocatalytic oxidation to destroy harmful airborne microbes without the production of byproducts.

Services

Surna offers full mechanical, electrical, and plumbing (“MEP”) services including designing and engineering commercial scale thermodynamic systems specific to indoor grow facility conditions. Surna also offers workflow design to decrease the risk of facility and crop contamination.

Product Development

Surna engages in new product development and improvement both through its internal product development staff and in partnership with other commercial entities. In the fiscal year ended December 31, 2015, the Company spent $707,517 towards the development of new products such as the lighting reflector, the hybrid building, and integrated software systems, and, in 2014, the Company spent $319,430 on product development.

Intellectual Property

Surna relies on a combination of patent and trademark rights, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with its employees and others to establish and protect its intellectual property rights. As of March 31, 2016, the Company has eight pending patent applications and four issued patents. The pending patent applications are a combination of PCT, provisional, utility and design patent applications that are directed to certain core Company technology. The Company’s four issued patents are U.S. design patents related to the Company’s Reflector. The U.S. design patents provide protection for 14 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-provisional application filing date. The Company also is actively pursuing trademark registration around its core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. These are contained in three applications with the United States Patent and Trademark Office (“USPTO”). Subject to ongoing use and renewal, trademark protection is potentially perpetual.

Operating segments

Surna currently operates in one primary business segment, which encompasses designing, manufacturing, and distributing indoor climate control systems, including but not limited to chillers, lights, reflectors, and irrigation systems, for use in conjunction with the state-regulated cannabis and CEA industry.

Competition

Surna’s chilled water system products and services compete with various national and local HVAC (heating, ventilation, and air conditioning) providers who traditionally resell, design, and implement climate control systems for comfort cooling of schools, offices, or other large buildings. Surna differs from these competitors by providing hydronic cooling systems tailored specifically for managing the distinct challenges of managing the significant heat and humidity loads associated with cultivation of indoor crops.

Surna’s dehumidification products face competition from other dehumidification manufacturers. Surna provides its customers and clients with dehumidification options that it believes are more cost effective and more efficient at removing humidity than its competitors in the indoor cultivation space.

Few manufacturers have expertise in the cannabis market and understand the needs of growers. Surna, however, is equipped to customize products for the cannabis market and advise growers on appropriate products to maximize crop yield. The Company expects increased competition in both the climate control and services divisions in the cannabis sector as an increasing number of states legalize the cultivation, distribution, and consumption of the crop.

Employees

As of March 31, 2016, Surna has 32 full-time employees and one part-time employee. The Company may, however, utilize the services of a number of consultants, independent contractors, and professionals. Proceeding in this manner allows the Company to operate efficiently and pragmatically. Additional employees will be hired in the future depending on need and the Company’s expansion.

Government Regulation

Surna’s chillers are subject to state and municipal regulations regarding energy-efficiency standards often incorporated into building codes. Many states and municipalities have adopted some version of Standard 90.1 as published by the American Society of Heating, Refrigerating, and Air-Conditioning Engineers (“ASHRAE”); however, some states and municipalities have or may in the future adopt alternative standards that may be more or less restrictive than Standard 90.1. Similarly, Standard 90.1 is itself regularly updated—most recently in 2013. Each update of the standard generally reflects the availability of increasingly efficient technologies, resulting in stricter energy-efficiency requirements. The Company anticipates that its products will comply with these standards. With every product line, Surna offers a product that meets or exceeds the Standard 90.1.

Otherwise, the Company is subject substantially to the same government regulations that affect businesses generally. See, however, Item 1A - Risk Factors – “Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenue and profit,” “We could be found to be violating laws related to marijuana,” and “Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenue and profit.”

Corporate History

Surna incorporated in the State of Nevada on October 15, 2009.

Spin-off of Trebor Resource Management Group, Inc. Effective March 25, 2014, Surna completed the issuance of a dividend of all of the Company’s ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly-owned subsidiary, to its shareholders, resulting in Trebor becoming a separate entity. Trebor was seeking to identify and develop joint opportunities with third parties in the mining business in the Philippines. See Item 1A - Risk Factors – “If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March 2014 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and prospects.”

Acquisition of Safari Resource Group, Inc. On March 26, 2014, Surna exchanged 80,201,250 shares of the Company’s unregistered shares of common stock and 77,220,000 shares of the Company’s unregistered shares of preferred stock for 100% of the outstanding common stock of Safari Resource Group, Inc. (“Safari”), a Nevada corporation. Safari possessed intellectual property and strategic relationships that were integral to Surna’s entrance into the CEA and state-regulated cannabis markets.

Spin-off of Surna Media, Inc. On June 30, 2014, Surna entered into a separation agreement with Lead Focus Limited, a British Virgin Islands company, which is owned by a combination of prior officers, directors, and others, in which Surna sold its subsidiary, Surna Media, Inc. (“Surna Media”), including Surna Media’s subsidiaries, Surna HK and Flying Cloud, in exchange for a payment of $1 in cash and the buyer’s assumption of all of the liabilities of Surna Media and its subsidiaries. As a result of this sale, Surna eliminated from its balance sheet all assets and liabilities associated with Surna Media and recorded a credit of $2,643,881 to its additional paid in capital. As a result of this sale, Surna ceased its operations relating to the development of web and mobile games, social networks, telecommunication services, IT support services, and open-source software.

Acquisition of Hydro Innovations, LLC. On July 25, 2014, Surna acquired 100% of the membership interests of Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) from its owners, Stephen Keen and Brandy Keen (the “Keens”), for a price of $500,000 payable by assumption of a $250,000 promissory note on the books and records of Hydro as well as issuance of a $250,000 promissory note to the Keens. The Keens’ promissory note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016, though it may be prepaid in whole or in part at any time. In addition, Surna entered into employment agreements with the Keens. Pursuant to the terms of the employment agreements, the Company agreed to employ Ms. Keen as Vice President of Sales and Mr. Keen as Vice President of Product Development, each for a period of three years beginning on July 25, 2014 and at an annual base salary of $96,000, as well as certain stock compensation, which is subject to review annually by the Board of Directors. Notwithstanding the 3-year term, both of the Keens employment agreements are at-will and may be terminated at any time, with or without cause.

Available Information

Surna’s website address is www.surna.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (“SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.surna.com/investor-relations when such reports are available on the SEC’s website.

The public may read and copy any materials filed by Surna with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We are solely dependent upon the funds we have raised so far and the support of our majority shareholders, including Stephen and Brandy Keen, to continue our operations, which may be insufficient to achieve significant revenue, and we may need to obtain additional financing, which may not be available to us.

We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenue.

We may need additional capital in the future, which could dilute the ownership of current shareholders or we may be unable to secure additional funding in the future or to obtain such funding on favorable terms.

Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

Even if we obtain more customers, there is no assurance that we will make a profit.

Even if we obtain more customers, there is no guarantee that we will be able to generate a profit. Because we are a small company and do not have much capital, we must limit our products and services. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy our products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

If we fail to establish or maintain effective internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Annually, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Management has presently concluded that our internal control over financial reporting is not effective and shall report such in management’s report in this annual report on Form 10-K. In the event that the Company’s status with the U.S. Securities & Exchange Commission changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our principal shareholders have substantial influence over our Company and their interests may not be aligned with the interests of our other holders of our common stock.

This concentration of ownership amongst members of our Board of Directors, including Stephen and Brandy Keen, may discourage, delay, or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares. Alternatively, these principal shareholders may cause a merger, consolidation, or change of control transaction even if our other shareholders oppose it. As a result, no assurance can be made that the prices paid or to be paid by the Company for the assets acquired or to be acquired were fair to our Company or its shareholders.

Our Directors and Officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

The officer/director group has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officer and/or shareholder may also have the power to prevent or cause a change in control. In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may give rise to a conflict of interest with the Company and our shareholders.

Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit or we may be found to be violating the Controlled Substances Act or other federal or state laws.

Currently, twenty-three states and the District of Columbia permit some form of whole-plant cannabis use and cultivation. Thirty-seven states have adopted or are considering legislation to permit the possession and use of non-psychoactive cannabidiol (“CBD”) oil in some situations. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

The Attorneys General for Oklahoma and Nebraska sought to file a lawsuit against Colorado for its cannabis regulatory regime directly with the U.S. Supreme Court under its principles of original jurisdiction, but the Court, on March 21, 2016, denied them permission to do so. However, nothing prevents these Attorneys General from using the same or similar cause of action for a lawsuit in a lower federal or other court. Previously, the Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that an individual state itself is not required to adopt or enforce federal laws with which it disagrees.

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

The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The memorandum sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;

●	Diversion of medical marijuana from states where is legal to states where it is not;

●	Using state authorized marijuana activity as a pretext of other illegal drug activity;

●	Preventing violence in the cultivation and distribution of marijuana;

●	Preventing drugged driving;

●	Growing marijuana on federal property; and

●	Preventing possession or use of marijuana on federal property.

The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our revenue and profit.

Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana- related activities, including activities related to cannabis, may negatively impact our revenue and profit.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be grown by an individual in the home. In most states the cultivation of marijuana for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of marijuana for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profit of the Company.

It is possible that federal or state legislation could be enacted in the future that would prohibit us, or potential customers, from selling our products, and if such legislation were enacted, our revenue could decline.

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

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers don’t accept our products, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses.

If we do not successfully generate additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. To that end we have engaged in the process of identifying new product opportunities, such as our reflector and hybrid building to provide additional products and related services to our customers. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in net sales and earnings.

The success of new products depends on several factors, including proper new product definition, timely completion, and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

To date, our revenue growth has been derived from the sale of our products and services. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our commercial customer base. There can be no assurance that customers will purchase or services our products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers could fail to fulfill our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on third party suppliers around the world, including in The People’s Republic of China, for materials used to assemble our products. These suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production. Such disruptions in our business and/or delays in fulfilling orders could harm our reputation and could potentially cause us to lose our market.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition, and our results of operations.

We may be unable to obtain intellectual property rights to effectively protect our branding, products, and other intangible assets. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our branding, products, and other intangible assets, our revenue and earnings, financial condition, or results of operations could be adversely affected.

We also rely on non-disclosure and non-competition agreements to protect portions of our intellectual property portfolio. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop competitive products with similar intellectual property.

Our industry is highly competitive and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we compete with various other HVAC and dehumidification manufacturers who offer products similar to the products we sell. These competitors may have far greater resources than we do, giving our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. While we believe we are better equipped to customize products for the cannabis market and advise growers on appropriate products to maximize crop yield as compared to traditional HVAC and dehumidification manufacturers, there can be no assurance that we will be able to successfully compete against these other manufacturers.

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

The market price of our common stock may be volatile and may be affected by market conditions beyond our control. The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board or management;

●	sales or purchases of our common stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations; and

●	general economic conditions and slow or negative growth of related markets.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our common stock could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our common stock to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board of Directors and management.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The SEC has adopted Rule 3a51-1, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

●	In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Under Staff Legal Bulletin No. 4 promulgated by the Division of Corporation Finance (the “Division”) of the SEC, the Division expressed its view that the shares of a subsidiary spun off from a reporting company are not required to be registered under the Securities Act of 1933, as amended (the “Securities Act”) when certain conditions are met. Although we intended to comply with the guidance set forth in Staff Legal Bulletin No. 4, we inadvertently failed to follow all of the steps necessary to rely on this guidance.

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

We are unable to quantify the extent of any monetary damages that we might incur if monetary fines were imposed, rescission were required, or one or more other claims were successful. As of the date of this filing, we are not aware of any pending or threatened claims that the Spin-off violated any federal or state securities laws, and we do not believe that assertion of such claims by any current or former holders of the Trebor shares is probable. However, there can be no assurance that any such claim will not be asserted in the future or that the claimant in any such action will not prevail. The possibility that such claims may be asserted in the future will continue until the expiration of the applicable federal and state statutes of limitations, which generally vary from one to three years from the date of sale. Claims under the antifraud provisions of the federal securities laws, if relevant, would generally have to be brought within two years of discovery, but not more than five years after occurrence.

Rule 144 Related Risk.

Pursuant to SEC Rule 144 promulgated under the Securities Act, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

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

Provided, in each case, we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information, and notice provisions of Rule 144.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2. PROPERTIES

We own no real property. We maintain an executive office at 1780 55th Street, Suite A, Boulder, Colorado 80301, where Surna leases approximately 18,000 square feet with the lease term expiring in September 2016.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “SRNA.”

The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year	Quarter Ended	High	Low
2015	December 31	$0.16	$0.07
	September 30	$0.25	$0.04
	June 30	$0.16	$0.05
	March 31	$0.44	$0.14
2014	December 31	$1.00	$0.25
	September 30	$3.40	$0.82
	June 30	$8.50	$2.01
	March 31	$8.73	$0.38

Holders of Record

As of March 31, 2016, there were approximately 135 holders of record and the closing price of our common stock was $0.089 per share as reported by the OTCQB. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Outstanding options as of December 31, 2015 are summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	7,671,000	(1)	$0.00024	5,148,000	(2)
Equity compensation plans not approved by shareholders	-		-	-
Total	7,671,000	(1)	$0.00024	5,148,000	(2)

(1)	Represents shares issuable upon exercise of awards issued under the 2014 Stock Ownership Plan of Safari (the “Safari Plan”), which was assumed by the Company in connection with the acquisition of Safari on March 26, 2014.

(2)	The Company does not intend to issue any awards under the Safari Plan.

Recent Issuances of Unregistered Securities

The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2015:

Shares
Shares issued pursuant to conversion of debt and accrued interest, net of unamortized debt discount	25,169,786
Shares issued to employees as compensation	539,028
Shares issued for services	866,571
Sales of common stock	7,181,250
Total	33,756,635

The Company issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Surna develops, designs, and distributes cultivation technologies for controlled environment agriculture (“CEA”). The Company’s customers include state-regulated cannabis cultivation facilities as well as traditional indoor agricultural facilities, including organic herb and vegetable producers. Surna’s technologies include a comprehensive line of optimized lighting, environmental control, air sanitation, and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for CEA and dramatically reduce energy and water consumption.

In addition, Surna offers mechanical design services specific to hydronic cooling, including mechanical equipment and piping design.

Recent Developments

On January 8, 2015, the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”). In connection with the purchase agreement the Company advanced a total of $260,000 through March 31, 2015, and secured repayment against certain of Agrisoft’s assets. Prior to the closing of the transaction, however, Kind Agrisoft, LLC (“Kind Agrisoft”), with the Company’s consent, agreed to purchase 100% of Agrisoft’s assets. On June 23, 2015, in exchange for the Company’s consent to its asset purchase agreement, Kind Agrisoft guaranteed repayment of the Company’s advances to Agrisoft, the balance of which was then $272,217 plus annual interest of eight percent (8%), and it granted to the Company a secured interest in its accounts receivable and intellectual property to further guarantee such payment. Furthermore, Kind Agrisoft is obligated to make additional ongoing payments to the Company in the form of a 1% quarterly royalty on EBITDA (earnings before interest, taxes, depreciation, and amortization) until Kind Agrisoft’s total payments to the Company (including payments under the Note and royalty on EBITDA) reach $600,000.

On February 24, 2015, Tom Bollich submitted his resignation as President, Chief Executive Officer, Chairman of the Board, and a member of the Board of Directors of the Company (“Board”), effective April 15, 2015. On April 17, 2015, the Board appointed Tae Darnell as Interim Principal Executive Officer and President to replace Tom Bollich then effective immediately. On August 28, 2015, the Board appointed Stephen Keen as the Company’s President and Chief Executive Officer, replacing Tae Darnell. Mr. Keen had served as the Company’s Vice President of Product Development since July 2014. He co-founded Hydro Innovations in 2007 and served as its Chief Executive Officer until its acquisition by the Company in July 2014.

As further described in Note 10, in 2014 the Company engaged a placement agent for the sale of up to $3,000,000 of “Securities” as defined (“Series 2”). The Company raised $1,625,000 in 2014 and $911,250 in the first quarter of 2015. During the quarter ended September 30, 2015, the Company entered into seven financing agreements with four different accredited investors totaling $1,175,400. The agreements consisted of five securities purchase agreements in the aggregate original principal amount of $711,000 and with an aggregate original issue discount of $61,000. The five agreements have a one year term and include both convertible notes and warrants to purchase shares of the Company’s common stock. The two secured promissory notes have a term of five months and an aggregate original principal amount of $464,400 with an aggregate discount of $34,400. As of December 31, 2015, the Company has not taken down one of the notes in the amount of $226,800. The notes are for the purpose of financing raw materials and inventory.

On August 10, 2015, Tom Bollich transferred 21,428,023 shares of the Company’s common stock to the Company. This transfer was not the result of any direct agreements between the Company and Bollich. On August 11, 2015, the Company authorized cancelation of the shares, and the shares were canceled on August 14, 2015.

On August 18, 2015, the Board amended Article II § 2 of the Company’s bylaws such that the number of directorships may be set by the Board or by an action of the shareholders. Subsequent to this amendment, the Board adopted resolutions increasing the number of directorships from two (2) to five (5) and appointing Brandy Keen, Stephen Keen, and Morgan Paxhia to fill the vacant directorships until such time as their successors shall have been elected and qualified. Ms. Keen has served as the Company’s Vice President of Sales since July 2014. Mr. Keen has served as the Company’s Chief Executive Officer and President since August 2015 and was the Vice President of Product Development since July 2014. Mr. Paxhia has served as managing director of Poseidon Asset Management since January 2014.

On November 11, 2015, the Company appointed Trent Doucet as its Chief Operating Officer, replacing Bryon Jorgenson, who resigned his position effective October 31, 2015. On December 21, 2015, Tae Darnell submitted to the Board his resignation as a director of the Company effective immediately. Subsequent to Mr. Darnell’s resignation from the Board, the Board appointed the Company’s Chief Operating Officer, Trent Doucet, to fill the vacancy on the Board in accordance with Article II § 02 of the Company’s bylaws, as amended.

On January 21, 2016, the Board terminated the services of Douglas McKinnon as Chief Financial Officer, effective as of that date. Following termination of his services, on January 26, 2016, Mr. McKinnon submitted his resignation as a director on the Board, effective as of that date.

On January 21, 2016, the Board appointed Ellen White to serve as its Chief Financial Officer. Ms. White was serving as the Company’s Director of Finance since September 2015. The Company and Ms. White are discussing a compensation arrangement; however, there is no definitive agreement at this time.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	2015	2014
Revenue	$7,865,243	$1,838,912

Cost of revenue	6,924,402	1,534,918

Gross margin	940,841	303,994
Gross margin %	12%	17%

Operating expenses	4,054,684	3,496,458

Operating loss	(3,113,843)	(3,192,464)

Other income (expense), net	(2,182,179)	218,266

Loss from continuing operations	(5,296,022)	(2,974,198)

Loss from discontinued operations	-	(17,771)

Net loss	$(5,296,022)	$(2,991,969)

Loss per common share from continuing operations - basic	$(0.04)	$(0.03)

Loss per common share from discontinued operations - basic	$(0.00)	$(0.00)

Loss per common share - basic	$(0.04)	$(0.03)

Revenue for the year ended December 31, 2015 was $7,865,243 as compared to $1,838,912 (328% growth) for the year ended December 31, 2014. The substantial increase in revenue for fiscal year 2015 compared to the prior year resulted from Hydro contributing twelve months of revenue to our results in fiscal year 2015, while Hydro’s operations were a part of Surna for only five months in fiscal year 2014. Additional increases in revenues are attributable to progress and ongoing legal and regulatory developments in an increasing number of states that permit and regulate cannabis cultivation and use for medical or recreational purposes. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets.

Cost of revenue for the year ended December 31, 2015 was $6,924,402 as compared to $1,534,918 (351% increase) for the year ended December 31, 2014. Increases are due in large part to increases in sales as well as the fact that Hydro operated as a Surna subsidiary for twelve months during fiscal year 2015 and only five months during fiscal year 2014. Cost of revenue increased at a slightly higher rate than revenue due in part to costs related to installation contracts that Surna began in the second half of 2014. Surna has since trained several traditional HVAC installation companies on the Surna system and will cease installation and focus on core competencies in 2016. Surna saw gross margin percentages erode to 12% from 17% due primarily to the reduced margins from the installation business as well as higher manufacturing costs.

Operating expenses were $4,054,684 compared to $3,496,458 for the year ended December 31, 2015 and 2014, respectively. Although operating expenses increased 16% year over year, such costs declined as percentage of revenue to 52% in 2015 from 190% in 2014. The increase is attributable to the more than doubling of product development costs to $707,517 from $319,430 as Surna makes key investments in its Hybrid building and lighting technologies. The 29% increase in advertising and marketing expenses to $309,620 from $240,784 is due in part to expenditures on potential customer tours at facilities that are now running Surna climate control systems. Additionally, now that more states have legal cannabis Surna is covering a wider geographic area with marketing events and conferences. The 3% increase in selling, general and administrative expenses to $3,037,547 from $2,936,244 for the year ended December 31, 2015 compared to the year ended December 31, 2014 represents investments in administrative staff and support to manage the more than tripling of transaction volumes. Selling, general and administrative expenses are primarily sales and marketing personnel costs as well as corporate, legal, and accounting expenses.

We incurred net other expenses of $2,182,179 for the year ended December 31, 2015 compared to net other income of $218,266 for the year ended December 31, 2014. This change largely resulted from $2,220,115 of amortization of debt discounts as well as greater interest expense, both in connection with convertible promissory notes issued during fiscal years 2015 and 2014.

Surna experienced very high growth in the second half of the year and experienced cash shortages as the Company increased inventory purchases to meet the new rates of demand. In order to meet the immediate cash requirements at that time Surna took on some debt at disadvantageous terms. Surna management is focused on improving margins by reducing costs and optimizing pricing so that reliance on outside debt is limited in the future.

We reported no discontinued operations for fiscal year 2015, while we incurred a loss of $17,771 from discontinued operations in connection with the sale of Surna Media, Inc. and its affiliates in fiscal year 2014.

Overall, we realized a net loss of $5,296,022 for the year ended December 31, 2015 as compared to $2,991,969 for the year ended December 31, 2014.

Liquidity and Capital Resources

During fiscal years 2015 and 2014, our primary source of liquidity was cash provided by financing activities. Presently, operating activities do not generate adequate amounts of cash to meet the Company’s cash needs for working capital requirements. The following summaries our cash flows:

	2015	2014
Cash used in operating activities	$(1,685,358)	$(1,994,271)
Cash used in investing activities	(169,599)	(235,995)
Cash flows provided by financing activities	1,495,551	2,919,477
Net change in cash	$(359,406)	$689,211

We used less cash in operating activities during fiscal year 2015 compared to fiscal year 2014, primarily as a result of changes in customer payment policies and larger payable balances related to a build up of inventory to meet increased customer demand. Cost saving measures implemented in the second half of the year contributed to cost containment. These improvements were offset by a greater net loss due primarily to the cost of financing.

As of December 31, 2015 and 2014, our total assets were $3,102,734 and $2,321,292, respectively, and our total liabilities were $5,950,031 and $3,205,044, respectively. We had a deficit in working capital of $3,020,231 and $779,387 as of December 31, 2015 and 2014, respectively, primarily resulting from significantly larger debt balances.

We reported net losses of $5,296,022 and $2,991,969 for the fiscal years ended December 31, 2015 and 2014, respectively.

During the year ended 2015, we raised a total of $1,781,250 in connection with issuances of three series of convertible promissory notes. During the year ended 2014, we raised $2,961,783 in connection with issuances of two series of convertible promissory notes.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy, which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations.

If we are unable to generate cash flow from operations and successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our acquisitions. During the year ended 2014, the Company raised a total of $2,961,783 in connection with two series of convertible promissory note issuances. During the year ended 2015, the Company raised another $1,781,250 in connection with three series of convertible promissory notes.

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

Contractual Payment Obligations

We have obligations under notes payable, a non-cancelable operating lease, and a vehicle loan. As of December 31, 2015, our contractual obligations are as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Year	3 -5 Years	More than 5 Years
Debt obligations (including interest)	$3,871,401	$2,879,477	$991,924	$-	$-
Non-cancellable operating lease obligations	146,646	146,646	-	-	-
Vehicle loan	34,115	10,084	14,367	-	-
Total	$4,052,162	$3,036,207	$1,006,291	$-	$-

As described above, we entered into the several promissory notes pursuant to which we have an aggregate principal balance of $3,537,966 as of December 31, 2015. As of the date of this filing, the outstanding principal balance was $3,108,540.

In connection with its acquisition of Hydro in July 2014, the Company assumed a lease agreement for office and manufacturing facilities. Unless earlier renewed, the lease agreement will terminate in September 2016.

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872 per month for 60 months.

Off Balance Sheet Arrangements

Under Commission regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2015, we have no off-balance sheet arrangements.

Going Concern

The Company’s independent registered public auditor’s report accompanying our December 31, 2015 and 2014 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies and estimates are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject Surna to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2014 through December 31, 2015, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of December 31, 2015, cash balances in interest-bearing accounts are $325,043.

One customer accounted for 10% of the Company’s revenue for the year ended December 31, 2015. One customer accounted for 11% of the Company’s revenue for the year ended December 31, 2014.

The Company’s accounts receivable from four customers made up 89% of the total balance as of December 31, 2015. The Company’s accounts receivable from two customers made up 58% of the total balance as of December 31, 2014.

The Company purchased 61% of it cost of revenue from four vendors during the year ended December 31, 2015. The Company purchased 75% of it cost of revenue from four vendors during the year ended December 31, 2014. The Company believes that, in the event that its primary vendors are unable or unwilling to continue to sell its products, there are alternative vendors at comparable prices.

Trends, Events, and Uncertainties

Development of new technologies or product solutions is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop our technology or products to the extent needed to create future sales to sustain our operations.

We cannot be assured that our technology or products will be adopted, that we will ever earn revenue sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we cannot be assured that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events, or uncertainties that are likely to have a material effect on our financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015:

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

The material weaknesses in internal control over financial reporting as of December 31, 2015 remain unchanged from December 31, 2014. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2015. Yet, we are committed to continuing to improve our financial organization. As part of this commitment, during 2015, we added an independent director to our Board. Subject to the availability of sufficient funds during 2016 to expand our accounting staff, we also expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources, if necessary, by hiring independent third parties or consultants to provide expert advice as needed.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have improved our internal control over financial reporting.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The name, age and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Stephen Keen(1)	37	Chief Executive Officer, President and Director
Trent Doucet(2)	46	Chief Operating Officer and Director
Ellen White(3)	48	Chief Financial Officer and Treasurer
Brandy Keen(4)	39	Vice President of Sales, Secretary and Director
Morgan Paxhia(5)	32	Director

(1) Mr. Keen has served as Chief Executive Officer since August 28, 2015 and as a director since August 18, 2015.

(2) Mr. Doucet has served as Chief Operating Officer since November 11, 2015 and as a director since December 21, 2015.

(3) Ms. White has served as Chief Financial Officer since January 21, 2016.

(4) Ms. Keen has served as a Vice President of Sales since July 2014 and as a director since August 18, 2015.

(5) Mr. Paxhia has served as a director since August 18, 2015.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board. All officers and directors listed above will remain in office until the next annual meeting of our shareholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. Our Board appoints officers annually and each executive officer serves at the discretion of our Board.

Except for Stephen and Brandy Keen, who are married, there are no family relationships among any of our directors or executive officers.

None of the directors or officers of the Company was involved in any legal proceedings described in Item 401(f) of Regulation S-K.

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Background of Officers and Directors

Stephen Keen

Chief Executive Officer, President and Director

Mr. Keen has served as Chief Executive Officer and President since August 28, 2015 and as a director since August 18, 2015. Previously, he served as the Company’s Vice President of Product Development since July 2014. Mr. Keen co-founded Hydro Innovations in 2007, and served as its chief executive officer until its acquisition by the Company in July 2014. We believe Mr. Keen is qualified to serve as in these roles because of his prior service with Hydro Innovations and his intimate knowledge of our product portfolio.

Trent Doucet

Chief Operating Officer and Director

Mr. Doucet has served as Chief Operating Officer since November 11, 2015 and as a director since December 21, 2015. In 2003, Doucet founded Primus Networks, Inc., which was acquired in 2011 by mindSHIFT Technologies, a leading managed IT service provider. Subsequently, Mr. Doucet joined mindSHIFT as Vice President and Managing Director, where he was responsible for revenue growth in mindSHIFT’s strategic services group. We believe Mr. Doucet is qualified to serve in these roles because of his experience managing young, growing companies, and driving manageable revenue growth.

Ellen White

Chief Financial Officer and Treasurer

Ms. White has served as Chief Financial Officer and Treasurer since January 21, 2016. From October 2013 until her employment as the Company’s Director of Finance, Ms. White was a financial consultant for companies where she provided accounting, financial management, and business services. From August 2012 until October 2013, Ms. White was the Chief Financial Officer of the National Sports Center for the Disabled (NSCD), where her responsibilities included treasury and cash management, controllership, human resources, risk management, planning, budgeting, forecasting, strategy and board of directors interaction. From June 2011 until July 2012, Ms. White was the Vice President of Financial Planning & Analysis at Healthgrades in Denver. Prior to Healthgrades, Ms. White spent approximately 13 years with Microsoft Corporation in a variety of finance and strategy roles. Ms. White started her career in public accounting at EY and KPMG. Ms. White received a Bachelor of Science in Business Administration from California Polytechnic State University and a Master of Science in Taxation from Golden Gate University.

Brandy Keen

Vice President of Sales, Secretary and Director

Ms. Keen has served as a Vice President of Sales and Secretary since July 2014 and as a Director since August 18, 2015. Ms. Keen co-founded Hydro Innovations, LLC in 2007 and served as its director of operations until its acquisition by the Company in July 2014. We believe Ms. Keen is qualified to serve on the Board because of her wealth of experience selling Surna and Hydro Innovations products to our target markets.

Morgan Paxhia

Director

Mr. Paxhia has served as an Independent Director since August 18, 2015. He is the managing director of Poseidon Asset Management, which he helped found in January 2014. From October 2013 to July 2015, he was the principal and managing director of Paxhia Investment Management. From June 2009 to November 2013, Mr. Paxhia was an investment counselor with a privately owned registered investment adviser. Previously, Mr. Paxhia worked on the municipal bond desk at UBS in New York City before moving into the wealth management as a financial advisor associate with UBS. We believe Mr. Paxhia is qualified to serve as a director because of his experience with corporate finance and his extensive knowledge of the emerging cannabis market.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an audit committee or other committee of our Board.

Nevertheless, we have a compensation committee, which is chaired by Mr. Paxhia and on which Ms. Keen also serves. The Board does not have standing audit or nominating committees, nor does it have an audit committee financial expert. The Board does not believe these committees are necessary based on the size of the Company, the current levels of compensation to corporate officers, and the concentration of ownership of our securities with members of our Board. The Board will consider establishing audit and nominating committees at the appropriate time.

The entire Board participates in the consideration of compensation issues and of director nominees, with specific input and guidance from the members of our compensation committee. Candidates for director nominees are reviewed in the context of the current composition of the Board and the Company’s operating requirements and the long-term interests of its shareholders. In conducting this assessment, the Board considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and the Company, to maintain a balance of knowledge, experience, and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by shareholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Code of Ethics

The Board of Directors has adopted a code of ethics applicable to its executive officers, which is available online at http://www.surna.com/code-ethics. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to or waiver from, a provision of our code of ethics and by posting such information on the website address and location specified above.

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, we believe that the following person(s) who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during the fiscal year:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Trent Doucet	1	1	Form 3(1)
Brandy and Stephen Keen	2	6	Form 4, Form 5(2)
Morgan Paxhia	1	1	Form 4(3)
Bryon Jorgenson	1	1	Form 3(4)

(1)	One transaction was not reported on a timely basis in connection with the reporting person becoming subject to Section 16 of the Securities Exchange Act of 1934 on November 11, 2015.

(2)	Four transactions were not reported on a timely basis in connection with a change in beneficial ownership of securities held by the reporting person subject to Section 16 of the Securities Exchange Act of 1934 on September 12, 2014 and were disclosed in an untimely Form 5 on September 10, 2015. Two transactions were not reported on a timely basis in connection with a change in beneficial ownership of securities held by the reporting person subject to Section 16 of the Securities Exchange Act of 1934 on May 22, 2015, and two transactions were not reported on a timely basis in connection with a change in beneficial ownership of securities held by the reporting person subject to Section 16 of the Securities Exchange Act of 1934 on August 2, 2015.

(3)	One transaction was not reported on a timely basis in connection with a change in beneficial ownership of securities held by the reporting person subject to Section 16 of the Securities Exchange Act of 1934 on October 13, 2015.

(4)	No Form 3 was ever filed despite the identified person becoming subject to Section 16 of the Exchange Act on January 5, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for our principal executive officers or other individual serving in a similar capacity during the years ended December 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation		Total
Stephen Keen
CEO(1)	2015	$80,000	$-	$-	$-	$-	$16,000	$120	(6)	$96,120
Stephen Keen
VP, Product Development(1)	2014	47,021	0	0	0	0	0	0		47,021

Tae Darnell
CEO(2)	2015	102,100	0	0	0	0	0	14,975	(7)	107,075
Tae Darnell
VP, General Counsel(2)	2014	72,000	0	0	0	0	0	0		72,000

Tom Bollich
CEO(3)	2015	50,000	0	0	0	0	0	2,599	(7)	52,599
Tom Bollich
CEO(3)	2014	70,000	0	0	0	0	0	0		70,000

Bryon Jorgenson
COO(4)	2015	10,441	15,000	31,585	0	0	0	2,884	(6)	122,298

Doug McKinnon
CFO(5)	2015	106,833	0	0	0	0	0	26,898	(7)	133,731
Doug McKinnon
CFO(5)	2014	85,000	0	0	0	0	0	0		85,000

(1)	Mr. Keen was appointed Chief Executive Officer on August 28, 2015. Previously, he served as Vice President of Product Development following the Company’s acquisition of Hydro Innovations, LLC on July 25, 2014. All compensation amounts presented include the amount earned during 2015 both prior to and subsequent to his appointment as Chief Executive Officer.

(2)	Mr. Darnell held the role of Vice President and General Counsel beginning on April 3, 2014 and Interim Chief Executive Officer from April 17, 2015 to August 28, 2015. All compensation amounts presented include the amount earned during 2015 both prior to and subsequent to his appointment as Interim Chief Executive Officer.

(3)	Mr. Bollich was appointed Chief Executive Officer on March 26, 2014. He resigned his role effective as of April 17, 2015.

(4)	Mr. Jorgenson was appointed Chief Operating Officer on January 12, 2015. Mr. Jorgenson resigned his position effective as of October 31, 2015.

(5)	Mr. McKinnon served as Chief Financial Officer from April 17, 2014 to January 21, 2016.

(6)	Amounts set forth in the All Other Compensation column consist solely of the Company’s contribution to Named Executive Officer’s 401(k) Plan.

(7)	All other perquisites represent the cost of insurance benefits borne by the Company.

Outstanding Equity Awards at Fiscal Year-End December 31, 2015

Other than as set forth below, as of December 31, 2015, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Stephen Keen	1,544,400	-	-	$0.00024	3/18/2017	-	$-	-	$-
Tae Darnell(1)	684,200	-	-	0.00024	3/18/2017	-	-	-	-
Tom Bollich	3,088,800	-	-	0.00024	3/18/2017	-	-	-	-
Bryon Jorgenson	-	-	-	-	-	-	-	-	-
Douglas McKinnon(2)	809,200	-	-	0.00024	3/18/2017	-	-	-	-

(1)	Prior to December 31, 2015, Tae Darnell gave the Company notice he was exercising 1,375,000 of his 2,059,200 options to purchase shares. The issuance was accounted for as though completed in 2015, however the issuance of those shares was not actually completed until subsequent to January 1, 2016.

(2)	Prior to December 31, 2015, Douglas McKinnon gave the Company notice he was exercising 1,250,000 of his 2,059,200 options to purchase shares. The issuance was accounted for as though completed in 2015, but the issuance of those shares was not actually completed until subsequent to January 1, 2016.

Employment Agreements with Named Executive Officers

The Company entered into an employment agreement with Stephen Keen to employ him as Vice President of Product Development for a period of three years beginning on July 25, 2014 and pay him an annual base salary of $96,000, subject to annual review by the Board. Mr. Keen may be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his duties. Mr. Keen’s employment is at-will and may be terminated at any time, with or without cause. The terms of Mr. Keen’s employment were not modified upon his assumption of the role of Chief Executive Officer.

Compensation of Directors

The members of our Board are not compensated for their services as directors. The Board has not implemented a plan to award options to any directors and there are no contractual arrangements with any member of the Board or any director’s service contracts. However, the Company will reimburse directors for expenses incurred in connection with their director services.

Background and Qualifications of Directors

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in the biographies set forth above, our directors possess relevant knowledge and experience in the finance, accounting, and business fields generally, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2016, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

●	any holder of more than 5% of our common stock,

●	each of our named executive officers listed in the summary compensation table above,

●	each of our directors, and

●	our directors and current executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of Surna Inc., 1780 55th Street, Suite C, Boulder, Colorado, 80301. The information provided herein is based upon 139,044,878 shares of common stock and 77,220,000 shares of preferred stock outstanding as of March 31, 2016. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date, which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them.

Shares Beneficially Owned as of March 31, 2016

	Common Stock			Preferred Stock			% of Total Voting
Name of Beneficial Owner	Shares		%	Shares		%	Power(1)
Current and Named Executive Officers and Directors:
Brandy Keen+	36,078,469	(2)	25.4%	35,189,669	(3)	45.6%	32.5%
Stephen Keen+	36,078,469	(2)	25.4%	35,189,669	(3)	45.6%	32.5%
Morgan Paxhia+	6,269,955	(5)	4.5%	33,428,023	(5)	43.3%	18.4%
Ellen White+	170,029		*	-		-	*
Trent Doucet+	-		-	-		-	-
Tae Darnell	5,920,200		4.3%	-		-	2.7%
Douglas McKinnon	4,535,922		3.3%	2,681,722		3.5%	3.3%
Tom Bollich	4,088,800	(7)	2.9%	-		-	1.9%
Bryon Jorgenson	608,917		*	-		-	*
+ Above, which are current officers and directors, as a group (5 individuals)	42,158,453	(4)	29.9%	68,617,692	(6)	88.9%	50.7%
Other 5% Shareholders:
Demeter Capital Group LP	6,269,955	(5)	4.5%	33,428,023	(5)	43.3%	18.4%

+ Identifies Officers and Directors as of March 31, 2016.

* Represents ownership of less than 1%.

(1)	Includes 139,044,878 shares of common stock and 77,220,000 shares of preferred stock outstanding as of March 31, 2016.

(2)	Includes (i) 32,989,669 shares of common stock beneficially owned by Brandy Keen and Stephen Keen, (ii) 1,544,400 shares of common stock issuable upon the exercise of a stock option held of record by Ms. Keen at an exercise price equal to $0.00024 per share, which is currently exercisable and expires on March 18, 2017, and (iii) 1,544,400 shares of common stock issuable upon the exercise of a stock option held of record by Mr. Keen at an exercise price equal to $0.00024 per share, which is currently exercisable and expires on March 18, 2017. Mr. and Ms. Keen share voting and dispositive power with respect to the securities owned by each person.

(3)	Includes 35,189,669 shares of preferred stock beneficially owned by Brandy Keen and Stephen Keen. The holders of preferred stock have one vote per share of preferred stock equivalent to one vote of common stock.

(4)	Includes (i) 39,429,653 shares of common stock and (ii) 3,088,800 shares of common stock issuable upon the exercise of stock options currently exercisable.

(5)	Securities are held of record by Demeter Capital Group LP (“Demeter”). Poseidon Asset Management, LLC is the general partner and/or investment manager of Demeter and, in such capacity, exercises voting and dispositive power over such securities. The managing members of Poseidon are Emily Paxhia and Morgan Paxhia. As managing members, they have the joint ability to vote or dispose of the securities. The business address of Demeter is 130 Frederick Street #102, San Francisco, California 94117.

(6)	Includes shares of preferred stock beneficially owned by Brandy Keen, Stephen Keen, and Morgan Paxhia.

(7)	Includes 2,000,000 shares of common stock as reported on Tom Bollich’s most recently filed Form 4 (dated August 11, 2015), less 1,000,000 shares of common stock known to the Company to have been subsequently transferred, together with 3,088,800 shares of common stock issuable upon the exercise of a stock option held of record by Mr. Bollich at an exercise price equal to $0.00024 per share, which is currently exercisable and expires on March 18, 2017.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2015, the Company had a balance of $216,995 due to the Chief Executive Officer and his spouse, who is Vice President of Sales. Of this balance, $191,395 is related to the purchase of Hydro Innovations, LLC. The balance is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The note may be prepaid in whole or in part at any time. The balance of $25,600 represents deferred compensation due to Stephen and Brandy Keen.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of The NASDAQ Stock Market LLC. On the basis of information solicited from each director, the Board of Directors has determined that only Morgan Paxhia is independent within the meaning of such rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows RBSM, LLP billed for the audit and other services for the years ended December 31, 2015 and 2014:

	2015		2014
Audit Fees	$161,500	*	$31,000
Audit-Related Fees	-		-
Tax Fees	-		35,000
All Other Fees	-		-
Total	$161,500		$66,000

* $116,500 relates to 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Consolidated Financial Statements” on page 29 and included on pages F-1 through F-26.

SURNA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Surna Inc.

Boulder, Colorado

We have audited the accompanying consolidated balance sheets of Surna Inc. and its subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ deficit, and cash flows for the years in the period ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surna Inc. and its subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2015, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
April 12, 2016

Surna Inc.

Consolidated Balance Sheets As of December 31, 2015 and 2014

	December 31,
	2015	2014
ASSETS
Current Assets
Cash	$330,557	$689,963
Accounts receivable (net of allowance for doubtful accounts of $40,873 and $10,000, respectively)	299,194	394,830
Note receivable	207,218	100,000
Inventory	1,261,802	264,031
Prepaid expenses	193,969	57,089
Total Current Assets	2,292,740	1,505,913
Noncurrent Assets
Property and equipment, net	162,530	163,815
Intangible assets, net	647,464	651,564
Total Noncurrent Assets	809,994	815,379

TOTAL ASSETS	$3,102,734	$2,321,292

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,066,803	$411,828
Deferred revenue	986,445	408,199
Current portion of long term debt	1,551	9,731
Amounts due to shareholders	216,995	303,672
Convertible promissory notes, net	1,227,761	-
Convertible accrued interest	201,257	-
Derivative liability on conversion feature	472,967	847,438
Derivative liability on warrants	139,192	304,432
Total Current Liabilities	5,312,971	2,285,300

NONCURRENT LIABILITIES
Convertible promissory notes, net	523,822	488,544
Convertible accrued interest	80,674	89,311
Other accrued interest	-	112,812
Promissory note due shareholders	-	195,759
Vehicle loan	32,564	33,318
Total Noncurrent Liabilities	637,060	919,744

TOTAL LIABILITIES	5,950,031	3,205,044

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 125,839,862 and 113,511,250 shares issued and outstanding, respectively	1,259	1,135
Paid in capital	8,214,271	4,881,918
Accumulated other comprehensive income	-	-
Accumulated deficit	(11,063,599)	(5,767,577)
Total Shareholders’ Deficit	(2,847,297)	(883,752)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,102,734	$2,321,292

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31, 2015 and 2014

	2015	2014
Revenue	$7,865,243	$1,838,912

Cost of revenue	6,924,402	1,534,918

Gross margin	940,841	303,994

Operating expenses:
Advertising and marketing expenses	309,620	240,784
Product development costs	707,517	319,430
Selling, general and administrative expenses	3,037,547	2,936,244
Total operating expenses	4,054,684	3,496,458

Operating loss	(3,113,843)	(3,192,464)

Other income (expense):
Interest and other income (expense), net	24,547	-
Interest expense	(873,207)	(357,579)
Amortization of debt discount on convertible promissory notes	(2,220,115)	(476,044)
Loss on extinguishment of debt	(78,155)
Gain on change in derivative liabilities	964,751	1,051,889
Total other income (expense)	(2,182,179)	218,266

Loss from continuing operations before provision for income taxes	(5,296,022)	(2,974,198)

Provision for income taxes	-	-

Loss from continuing operations	(5,296,022)	(2,974,198)

Loss from discontinued operations	-	(17,771)

Net loss	(5,296,022)	(2,991,969)

Comprehensive loss	-	-

Comprehensive loss	$(5,296,022)	$(2,991,969)

Loss per common share from continuing operations - basic	$(0.04)	$(0.03)

Loss per common share from discontinued operations - basic	$(0.00)	$(0.00)

Loss per common share - basic	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic	119,967,118	100,687,113

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders’ Deficit
Balance January 1, 2014	-	$-	99,375,000	$994	$148,507	$(2,775,608)	$(11,250)	$(2,637,357)
Cancellation of common shares in connection with the merger of Safari Resource Group	-	-	(77,220,000)	(772)	772	-	-	-
Issuance of common and preferred shares in connection with the merger of Safari Resource Group	77,220,000	772	80,201,250	802	(1,574)	-	-	-
Reclassifications due to sale of Surna Media	-	-	-	-	2,643,878	-	11,250	2,655,128
Common shares issued for services	-	-	3,030,000	30	1,359,370	-	-	1,359,400
Sales of common shares, net	-	-	8,125,000	81	730,965	-	-	731,046
Net loss	-	-	-	-	-	(2,991,969)	-	(2,991,969)
Balance December 31, 2014	77,220,000	$772	113,511,250	$1,135	$4,881,918	$(5,767,577)	$-	$(883,752)
Common shares issued pursuant to conversion of debt and accrued interest, net of unamortized debt discount	-	-	25,169,786	252	1,668,015	-	-	1,668,267
Reclassification of derivative liability to equity pursuant to conversion of debt	-	-	-	-	791,409	-	-	791,409
Reclassification of derivative liability to equity pursuant to change in classification	-	-	-	-	119,348	-	-	119,348
Non-cash settlement of debt to related parties	-	-	-	-	194,958	-	-	194,958
Imputed interest	-	-	-	-	2,924	-	-	2,924
Common shares issued to employees as compensation	-	-	539,028	5	45,035	-	-	45,040
Common shares issued for services	-	-	866,571	9	82,444	-	-	82,453
Sales of common shares, net	-	-	4,556,250	46	427,402	-	-	427,448
Issuance of common shares in connection with exercises of stock options	-	-	2,625,000	26	604	-	-	630
Cancellation of common shares in connection with officer termination	-	-	(21,428,023)	(214)	214	-	-	-
Net loss	-	-	-	-	-	(5,296,022)	-	(5,296,022)
Balance December 31, 2015	77,220,000	$772	125,839,862	$1,259	$8,214,271	$(11,063,599)	$-	$(2,847,297)

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities:
Net loss	$(5,296,022)	$(2,991,969)
Loss from discontinued operations	-	17,771
Loss from continuing operations	(5,296,022)	(2,974,198)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	67,766	28,774
Amortization of debt discounts	2,220,115	476,044
Amortization of original issue discount on notes payable	37,795	-
Gain on change in derivative liability	(964,751)	(1,051,889)
Consulting services paid in stock	82,453	1,359,400
Employee compensation paid in stock	45,040	-
Non-cash interest expense	750,640	-
Provision for doubtful accounts	30,873	10,000
Loss on extinguishment of debt	78,155	-

Changes in operating assets and liabilities:
Accounts and notes receivable	64,763	(331,011)
Inventory	(997,771)	(246,400)
Prepaid expenses	(136,880)	(57,089)
Accounts payable and accrued liabilities	1,654,975	204,525
Deferred revenue	578,246	408,199
Accrued interest	80,760	202,123
Deferred compensation	25,600	-
Other	(7,115)	(22,749)
Cash used in operating activities	(1,685,358)	(1,994,271)

Cash Flows From Investing Activities
Purchases of intangible assets	-	(20,500)
Purchases of property and equipment	(62,381)	(115,495)
Loans to Agrisoft	(160,000)	(100,000)
Payments received from Agrisoft	65,000	-
Other	(12,218)	-
Cash used in investing activities	(169,599)	(235,995)

Cash Flows From Financing Activities
Proceeds from issuances of convertible notes	1,781,250	2,961,783
Payments of financing fees	(27,146)	-
Proceeds from exercises of stock options	630	-
Proceeds from related parties	-	28,186
Payments on loans	(145,153)	(4,237)
Payments to related parties	(114,030)	(66,255)
Cash provided by financing activities	1,495,551	2,919,477

Net increase (decrease) in cash	(359,406)	689,211
Cash, beginning of period	689,963	752
Cash, end of period	$330,557	$689,963

Supplemental cash flow information:
Interest paid	$26,126	$3,607
Income taxes paid	$-	$-

Non-cash investing and financial activities:
Sale of subsidiary to related party, credited to APIC account	$-	$2,643,878
Conversions of promissory note balances to common stock	$1,336,783	$-
Increase in paid in capital in connection with conversions of notes	$1,242,241	$-
Derivative liability on convertible notes and warrants	$(1,335,797)	$2,203,759
Debt retirement to former Chief Executive Officer	$194,858	$-
Intangible assets acquired by debt to related parties	$-	$631,064
Tangible assets acquired by debt to related parties	$-	$121,258
Vehicle purchase by loan	$-	$47,286

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. incorporated in Nevada on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada Corporation, whereby we became the sole surviving corporation after the acquisition of Safari. In July 2014, we acquired 100% of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company, (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company. We engineer and manufacture innovative technology and products that address the energy and resource intensive nature of indoor cultivation. Our focus lies in supplying industrial solutions to commercial indoor cannabis cultivation facilities. The engineering team is tasked with creating novel energy and resource efficient solutions, including our signature liquid-cooled climate control platform. Our engineers continuously seek to create technologies that allow growers to easily meet the highly specific demands of a cannabis cultivation environment through temperature, humidity, light, and process control. Our objective is to provide intelligent solutions that improve the quality, control and overall yield and efficiency of indoor cannabis cultivation. We are headquartered in Boulder, Colorado.

The Company’s operations exclude the production or sale of marijuana.

History:

On September 1, 2011, Surna Inc. acquired Surna Media, Inc. (“Surna Media”) for 20,000,000 shares of its common stock. The merger with Surna Media was accounted for as among entities under common control. Surna Media’s predecessor entity, Surna Hong Kong Limited (“Surna HK”), was formed on June 14, 2010. Surna Media was formed October 29, 2010 by the same owners and Surna HK became a wholly-owned subsidiary. Flying Cloud Information Technology Co. Ltd. was incorporated in China in April 2011 as a wholly owned subsidiary of Surna HK (“Flying Cloud”). All of the Surna HK, Surna Media, and Flying Cloud transactions are consolidated with those of the Company beginning at the formation of Surna HK on June 14, 2010. Surna Networks, Inc. (“Surna Networks I”) and Surna Networks Ltd. (“Surna Networks II”) are wholly owned subsidiaries of the Company, formed on July 19, 2011 and August 2, 2011, respectively. On March 27, 2012, the Company sold Surna Networks I and Surna Networks II to Chan Kam Ming for a total sales price of US$1 and assumption of liability related to those companies. The Company assumed the liabilities of Surna Networks I and Surna Networks II, which totaled US$9,286. All significant intercompany transactions are eliminated. We sold Surna Media and its subsidiaries in 2014.

Financial Statement Presentation:

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated sufficient revenue and has funded its operating losses through the sale of common stock and the issuance of debt. The Company has a limited operating history and its prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the industry. (See Note 2.)

Basis of Consolidation and Reclassifications:

The consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiaries. Intercompany transactions, profit, and balances are eliminated in consolidation.

Certain reclassifications have been made to amounts in prior periods to conform to the current period presentation. All reclassifications have been applied consistently to the periods presented. The reclassifications had no impact on net loss or total assets and liabilities.

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, and valuation of deferred tax assets and liabilities.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in one financial institution that exceeds the federally insured amount.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2015 and 2014 the allowance for doubtful accounts was $40,873 and $10,000, respectively.

Inventory:

Inventory is stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment:

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, which is generally five years. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the life of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Impairment of Long-Lived Assets:

Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any such impairment losses to date.

Goodwill and Other Intangible Assets:

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We perform our impairment test annually during the fourth quarter. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We completed this assessment as of December 31, 2015, and concluded that no impairment existed.

Separable intangible assets that have finite useful lives continue to be amortized over their respective useful lives.

All of the Company’s identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as patents and trademarks, and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable.

Fair Value Measurement:

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

ASC Topic 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company has determined that the convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). See Note 11 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Financial assets and liabilities carried at fair value, measured on a recurring basis as of December 31, 2015 and 2014 are:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Gains (Losses)(1)
Derivative liability on conversion feature	$-	$-	$472,967	$383,049
Derivative liability on warrants	-	-	139,192	106,829
Total	$-	$-	$612,159	$489,878

(1)	The gain on change in derivative liabilities of $964,751 presented in the statement of operations for the fiscal year ended December 31, 2015 also includes gains on derivatives associated with convertible promissory note balances outstanding at various dates during fiscal year 2015, which were converted to common stock prior to December 31, 2015.

	December 31, 2014
Description	Level 1	Level 2	Level 3	Gains (Losses)
Derivative liability on conversion feature	$-	$-	$847,438	$1,051,889
Derivative liability on warrants	-	-	304,432	-
Total	$-	$-	$1,151,870	$1,051,889

Our Level 3 fair value liabilities represent contingent consideration recorded related to the embedded conversion features in the convertible notes issued in 2014 and 2015. The change in the balance of the conversion feature derivative liabilities and warrant liabilities during the fiscal years ended December 31, 2015 and 2014 was calculated using the Black-Scholes Model, which is classified as gain on change in derivative liabilities in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate, which do have observable Level 1 or Level 2 inputs.

During the fiscal year ended December 31, 2015, the Company converted all of the Series 1 convertible promissory notes (see Note 10) issued in 2014 into common stock, which gave rise to the fair value liabilities for the embedded conversion features. At conversion, the balance of the derivative liability of, $791,409 has been credited to additional paid in capital in the consolidated balance sheet. Additionally, the Series 2 convertible promissory notes derivative liability balance of $119,348 was also credited to additional paid in capital. The Series 2 notes embedded conversion features were classified as derivative liabilities solely due to “sequencing” such that, when the Series 1 notes were converted the Series 2 notes are no longer derivatives.

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

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. As of December 31, 2015, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Due to their short-term nature, the carrying values of cash and equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable approximates fair value.

There were no changes in valuation technique from prior periods.

Derivative Financial Instruments:

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

We evaluate the application of ASC 815-40-25 to the warrants to purchase common stock issued with the convertible notes, and determined that the warrants were required to be accounted for as derivatives due to the provisions in certain convertible notes that result in our being unable to determine if we have sufficient authorized shares to settle the instrument. See Note 11 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Accordingly, the embedded conversion option and the warrants are derivative liabilities and are marked to market through earnings at the end of each reporting period. Any change in fair value during the period recorded in earnings as “Other income (expense) - gain (loss) on change in derivative liabilities.”

Revenue Recognition:

We recognize revenue from the sale of our products, which we primarily manufacture. Revenue is recognized when products are shipped or delivered and title passes to the customer, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Sales of our products are not subject to regulatory requirements that vary from state to state. We generally do not provide our customers with a contractual right of return. In certain limited circumstances, revenue could be recognized using the percentage-of-completion method as performance occurs. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

Sales arrangements sometimes involve delivering multiple elements, including services such as installation. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in our control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. We had no revenue arise from qualifying sales arrangements that include the delivery of multiple elements in fiscal year 2015 or 2014. The vast majority of these deliverables are tangible products, with a small portion attributable to installation. We do not provide any separate maintenance. Generally, contract duration is short term and cancellation, termination or refund provisions apply only in the event of contract breach, and have historically not been invoked.

The Company provides climate control equipment and installation services designed for the controlled environment agriculture industry through construction-type contracts with contract terms typically less than one year. Advance payments received from customers are included in deferred revenue, a component of current liabilities, until such time that all criteria are met, as noted above, and revenue is recognized.

Shipping and handling costs are reported within cost of sales in the consolidated statements of operations.

The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

Product Warranty:

Warranties vary by product line and are competitive for the markets in which the Company operates. Products are generally subject to a one to two year warranty, which provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within stated specification. We assessed the historical claims and, to date, product warranty claims have not been significant. We will continue to assess the need to record a warranty accrual at the time of sale going forward. Accordingly no separate provision was deemed necessary as of December 31, 2015 or 2014, respectively.

Concentrations:

One customer accounted for 10% of the Company’s revenue or the year ended December 31, 2015. One customer accounted for 11% of the Company’s revenue for the year ended December 31, 2014.

The Company’s accounts receivable from four customers make up 89% of the total balance as of December 31, 2015. The Company’s accounts receivable from two customers make up 58% of the total balance as of December 31, 2014.

The Company purchased 75% of it cost of revenue from four vendors during the year ended December 31, 2015. The Company purchased 75% of it cost of revenue from four vendors during the year ended December 31, 2014. Each vendor comprised greater than 10% of the purchases.

Product Development:

The Company accounts for product development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10 requires such costs be charged to expenses as incurred. Accordingly, internal product development costs are expensed as incurred. Third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2015 and 2014, we incurred $707,517 and $319,430, respectively, on product development, which is included in the consolidated statements of operations.

Accounting for Stock-Based Compensation:

Share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s service period. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award.

We determined that the Black-Scholes Option Pricing Model is the most appropriate method for determining the estimated fair value for stock options or warrants. The Black-Scholes Model requires the use of highly subjective and complex assumptions that determine the fair value of share-based awards, including the equity instrument’s expected term and the price volatility of the underlying stock.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Share-based payments to employees for compensation and nonemployees for services provided to the Company totaled $127,493 and $1,359,400 for the years ended December 31, 2015 and 2014, respectively.

Income Taxes:

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax basis of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

We must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, we establish a valuation allowance. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2015 and 2014. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about its future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We do not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of fiscal year end December 31, 2015 or 2014, nor were any penalties or interest costs included in expense for the years ended December 31, 2015 and 2014.

The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2009 through 2015 for federal purposes and 2013 through 2015 for state purposes.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) of an enterprise, other than those resulting from shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss). For the years ended December 31, 2015 and 2014, the Company’s comprehensive loss is the same as its net loss.

Basic and Diluted Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities deemed to be anti-dilutive as of December 31, 2015 and 2014 are:

	2015	2014
Convertible promissory notes	19,032,063	10,852,708
Stock options	7,671,000	10,296,000
Warrants	5,161,250	2,536,625
Diluted shares outstanding	31,864,313	23,685,333

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

Other Risks and Uncertainties:

To achieve profitable operations, the Company must successfully develop, manufacture, and market its products. There can be no assurance that any such products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect upon the Company’s financial results, financial position, and future cash flows.

The Company is subject to risks common to companies who supply the cannabis industry including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing. The Company’s ultimate success is dependent upon its ability to raise additional capital and to successfully develop and market its products.

Segment Information:

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its senior management team. The Company has one operating segment that is dedicated to the manufacture and sale of its products.

Recent Accounting Pronouncements:

In March 2016, accounting guidance was issued to improve the accounting for employee stock-based payments. The guidance simplifies accounting for stock-based award transactions specific to income tax consequences, the classification of awards as equity or liabilities, and the classification of award payments on the statement of cash flows. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In March 2016, accounting guidance was issued pertaining to accounting for derivatives and hedging activity. The guidance amends existing U.S. GAAP by clarifying that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The amendment improves prior guidance by eliminating diversity in practice. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The guidance may be applied prospectively or using a modified retrospective approach to adjust retained earnings. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In March 2016, additional accounting guidance was issued pertaining to accounting for derivatives and hedging activity. The guidance clarifies the steps required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendment improves prior guidance by eliminating diversity in practice in assessing embedded contingent call (put) options in debt instruments. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance modifies how an entity measures entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, an entity will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. An exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

In November 2015, accounting guidance was issued on the classification of deferred taxes in the balance sheet. The guidance amends existing guidance to require that deferred income tax liabilities and assets be classified as noncurrent in a classified balance sheet, and eliminates the prior guidance, which required an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified balance sheet. The guidance will be effective for the Company’s fiscal year beginning January 1, 2017, though early adoption is permitted. The Company early-adopted this guidance, applying the guidance retrospectively to all periods for which the tax provision is presented. As the Company has a full valuation allowance against the deferred assets, there is no impact to the consolidated financial statements. The Company has reflected the change of this pronouncement in Note 13 to the consolidated financial statements.

In July 2015, accounting guidance was issued regarding simplifying the measurement of inventory. The guidance requires that inventory accounted for on a FIFO basis be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods, with earlier adoption permitted. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statements.

In April 2015, accounting guidance was issued addressing simplification of the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. We will adopt this guidance in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In August 2014, accounting guidance was issued regarding disclosures of uncertainties about an entity’s ability to continue as a going concern. The guidance applies prospectively to all entities, requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and disclose certain information when substantial doubt is raised. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and disclosures.

In June 2014, accounting guidance was issued pertaining to recognition of stock-based compensation with a performance condition. The guidance provides for the recognition of compensation cost in the period in which it becomes probable that the performance target will be achieved. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. As the Company has no outstanding stock-based awards with a performance condition, the Company does not expect this guidance to impact its consolidated financial statements.

In May 2014, accounting guidance was issued concerning the accounting for revenue from contracts with customers. In March 2016, further clarification of this guidance was issued. The new guidance sets forth a new five-step revenue recognition model, which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The guidance provides alternative methods of initial adoption and is effective for interim and annual periods beginning on or after December 15, 2017. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if and when the Company will generate profit. The Company has a deficit in working capital of $3,020,231. Additionally, the Company has generated cumulative net losses of $11,063,599 during the period from inception through December 31, 2015.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on us obtaining the adequate capital to fund operating losses until it becomes profitable. Management’s plans to continue as a going concern to achieve a profitable level of operations include generating cash through increased product sales, reducing planned expenditures, if necessary, and raising capital from investors. While Management plans to take the steps necessary to extend the time period over which the then-available resources would be able to fund the operations, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Additionally, there can be no assurance that, if such efforts are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

As further discussed in Note 10, during the year ended 2015, we raised a total of $1,781,250 in connection with issuances of three series of convertible promissory notes. During the year ended 2014, we raised $2,961,783 in connection with issuances of two series of convertible promissory notes. The Company has been in discussion with several investment firms and is evaluating the Company’s options for additional funding. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Effective March 25, 2014, the Company completed the issuance of a dividend of all of our ownership in Trebor Resource Management Group, Inc. (“Trebor”), a wholly owned subsidiary, to our shareholders, resulting in Trebor becoming a separate entity. The dividend shares of Trebor are and shall remain restricted securities as defined in Rule 144, promulgated under the Securities Act of 1933, as amended. The issuance of Trebor restricted stock was completed on a one for one basis to the Company’s shareholders of record on March 21, 2014. Trebor is a party to a Memorandum of Understanding (“MOU”) dated March 24, 2014, with RMA Holdings, an entity formed under the laws of the Philippines (“RMA”). RMA and its associated companies are in the mining and smelting business with existing assets and operating permits for mineral extraction and refining in the Philippines. The MOU requires the parties to work together to identify and develop joint opportunities in the mining business in the Philippines, including a specific gold mining property (the “Pargum Mine”). The MOU also requires the parties to develop a plan of operation for the Pargum Mine, including financing and expansion. It is expected that RMA will secure necessary permits required for the development, construction and operations of the plant. It is expected that Trebor will provide the necessary financing and technology for the anticipated operations at Pargum Mine. In addition to the Pargum Mine, the MOU contemplates that the parties will jointly work to identify and develop other mining opportunities. See Item 1A - Risk Factors – “If it were determined that our spin-off of Trebor Resource Management Group, Inc. in March, 2014 violated federal or state securities laws, we could incur monetary damages, fines or other damages that could have a material adverse effect on our financial condition and Prospects.”

Acquisition of Safari Resource Group, Inc.

As a result of our merger with Safari, whereby we became the sole surviving corporation, Safari’s shareholder group received eighty million two hundred and one thousand two hundred and fifty (80,201,250) newly issued shares of our common stock and seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our series A preferred stock. In connection with the merger, 77,220,000 shares of issued and outstanding common stock were returned to the Company and canceled. Additionally, Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024.

Acquisition of Hydro Innovations, LLC

On March 31, 2014, we entered into a binding membership interest purchase agreement with Hydro and its owners, Stephen Keen and Brandy Keen (collectively referred to as “the Keens”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. The purchase of Hydro was completed on July 25, 2014.

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

As additional consideration for the purchase of Hydro, the Company entered into employment agreements with the Keens. Pursuant to the terms of the employment agreements, the Company agreed to employ Ms. Keen as Vice President of Sales and Mr. Keen as Vice President of Product Development, each for a period of three years beginning on July 25, 2014 and at an annual base salary of $96,000, which is subject to review annually by the Board of Directors. Each Mr. and Ms. Keen will be entitled to stock compensation in an amount and on terms to be agreed on at a later date, vacation, leave, and other benefits as may be in effect at the Company’s discretion from time to time and reimbursement of out of pocket expenses for business entertainment in connection with his/her duties. Notwithstanding the 3-year term, both of the Keens’ employment agreements are at-will and may be terminated at any time, with or without cause.

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

The fair values of the Hydro assets acquired and liabilities assumed as of the effective acquisition date of June 30, 2014 are:

Purchase price:
Promissory note	$250,000
Liabilities assumed	509,015
Total purchase price	$759,015

Fair value of assets:
Current assets	$96,712
Property and equipment	29,808
Other assets	1,431
Goodwill	631,064
Fair value of assets acquired	$759,015

All of the assets were recorded at book value, which approximated fair value, and are amortized or depreciated at their respective existing rates at the acquisition date. The goodwill is not amortizable but subject to an annual impairment review, as prescribed by the Accounting Standards Codification (ASC) 350 (formerly SFAS No. 142). No impairment has been recognized for either the year ended December 31, 2015 or 2014.

Unaudited supplemental pro forma financial information:

The unaudited supplemental pro forma financial information below represents the consolidated results of operations of the Company as if the Hydro acquisition had occurred as of the beginning of January 1, 2014. The unaudited supplemental pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed the Hydro acquisition at the beginning of the period. In addition, the unaudited supplemental pro forma financial information does not attempt to project the Company’s future results of operations after the Hydro acquisition.

Revenue	$2,488,837
Cost of revenue	1,908,234
Gross margin	580,603

Operating expenses:
Advertising and marketing expenses	281,127
Product development costs	341,642
Selling, general and administrative expenses	3,412,483
Total operating expenses	4,035,252
Operating loss	(3,454,649)

Other income (expense)
Interest expense(1)	(359,245)
Amortization of debt discount on convertible promissory notes	(476,044)
Gain on change in derivative liability	1,051,889
Loss from continuing operations	(3,238,049)

Loss from discontinued operations	(17,771)
Net loss	(3,255,820)

Comprehensive loss	-
Comprehensive loss	$(3,255,820)

Loss per common share - basic	$(0.03)

(1)	Interest related to the promissory note issued for the Hydro acquisition of $7,500 was eliminated in connection with the purchase of Hydro.

On June 30, 2014, the Company executed a separation agreement (“Separation Agreement”) with Lead Focus Limited, a British Virgin Islands company and a related party (“LFL”), whereby the Company sold 100% of the issued and outstanding stock of Surna Media to LFL, along with Surna Media’s subsidiaries Surna HK, and Surna HK’s subsidiary Flying Cloud (collectively “Surna Media Entities”). The sales price for the Surna Media Entities was $2,643,878, comprising a payment of $1 in cash and LFL’s assumption of all of the liabilities of the Surna Media Entities. The $2,643,878 represented amounts due to related parties and is recorded as a capital transaction in the statement of changes in shareholders’ equity. As a result of this sale, the Company eliminated from its balance sheet all assets and liabilities associated with the Surna Media Entities and recorded a credit of $2,643,878 to its additional paid in capital. The Company began accounting for the Surna Media Entities’ business as a discontinued operation; therefore, the operating results of our Surna Media business were included in discontinued operations in our consolidated financial statements for all periods presented. There was immaterial operating activity in the first quarter of 2014 and none in 2015.

NOTE 4 - INVENTORY

As of December 31, 2015 and 2014, inventory consists of:

	2015	2014
Finished goods	$619,319	$56,297
Work in progress	43,466	-
Raw materials	599,017	207,734
Total inventory	$1,261,802	$264,031

Overhead expenses of $73,125 and $1,629 were included in the inventory balance as of December 31, 2015 and 2014, respectively. This includes depreciation expense of $5,869 and $130 as of December 31, 2015 and 2014, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014, property and equipment consists of:

	2015	2014
Furniture and equipment	$168,899	$106,844
Molds	31,063	31,063
Vehicles	62,286	62,286
Leasehold Improvements	35,804	32,994
	298,052	233,187
Accumulated depreciation	135,522	(69,372)
Property and equipment, net	$162,530	$163,815

Depreciation expense amounted to $59,168 for the year ended December 31, 2015, of which $16,322 was allocated to cost of revenue and inventory. Depreciation expense amounted to $26,478 for the year ended December 31, 2014, of which $11,266 was allocated to cost of revenue and inventory.

NOTE 6 - INTANGIBLE ASSETS

As of December 31, 2015 and 2014, intangible assets consist of:

	2015	2014
Intellectual property	$22,712	$22,712
Accumulated amortization	(6,312)	(2,212)
	16,400	20,500
Goodwill	631,064	631,064
Intangible assets, net	$647,464	$651,564

Goodwill of an acquired company is neither amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings, new customers and productivity.

Intangible assets have an estimated life of 5 years. Amortization expense for the intangible assets was $4,100 and $2,212 for the years ended December 31, 2015 and 2014, respectively.

Expected future amortization expense of acquired intangible assets as of December 31, 2015 is as follows:

Year Ended December 31,
2016	$4,100
2017	4,100
2018	4,100
2019	4,100
Total	$16,400

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2015 and 2014, accounts payable and accrued liabilities consist of:

	2015	2014
Accounts payable	$1,849,544	$368,281
Sales commissions payable	73,711	-
Sales tax payable	65,758	-
Accrued payroll liabilities	34,965	-
Accrued accounting fees	15,000	-
Other accrued expenses	27,825	43,547
Total	$2,066,803	$411,828

NOTE 8 - PROMISSORY NOTES

In July and September 2015, the Company issued secured promissory notes (the “July 2015 Note” and “September 2015 Note”) in the aggregate original principal amount of $464,400 with an aggregate discount of $34,400. The notes each have a term of five months, carry an interest charge of two percent (2%) per month on the outstanding balance and can be prepaid in whole or part without penalty. The notes are secured by a purchase money security agreement under which the Company granted a security interest in: (i) inventory purchased or assembled using the proceeds of the Notes and (ii) an assignment of payment from the customer purchasing the inventory. Additionally, the Company has reserved 8,000,000 shares of its common stock as additional security for these notes. All or a portion of the reserved shares would be available to the investor to satisfy a default by the Company. As of December 31, 2015, the September 2015 Note in the amount of $226,800 has not been funded. On December 18, 2015, the July 2015 Note’s current balance of $100,273 and accrued interest of $3,046 was mutually extended to a new Maturity Date from December 22, 2015 to April, 30 2016. The accounting for the extended note (the “Amended 2015 Note”) is further described in Note 10 Convertible Promissory Notes.

NOTE 9 - RELATED PARTY TRANSACTIONS

In connection with the purchase of Hydro (see Note 1 - Summary of Significant Accounting Policies) the Company issued a $250,000 promissory note (“Hydro2 Note”) to Stephen and Brandy Keen, the Chief Executive Officer and his wife, who is Vice President of Sales as part of the purchase price. The Hydro2 Note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. The Company is currently in discussions with Stephen and Brandy Keen to extend the Hydro2 Note on similar terms. As of December 31, 2015, the Hydro2 Note had a current balance of $190,443 and accrued interest of $952, and, as of December 31, 2014, a balance of $248,240, with $52,481 and $195,759 reflected on the balance sheet as current and long-term respectively.

Additionally, the Company assumed a Note Payable to the former owners of Hydro, Stephen and Brandy Keen, (the “Note”). The Note, with a due date of February 1, 2016, bears interest at the rate of 10%, per annum, with interest due and payable monthly. The Note was paid off during 2015, leaving no balance as of December 31, 2015. The $26,593 balance as of December 31, 2014 was reflected as a current liability on the balance sheet.

As of December 31, 2015, the Company had a balance due to related parties of $216,995, $191,395 of this balance is related to the purchase of Hydro Innovations, LLC (“Hydro2 Note”). The Hydro2 Note is payable to Stephen and Brandy Keen, the Chief Executive Officer and his spouse, who is Vice President of Sales. The balance of $25,600 represents deferred compensation due to Stephen and Brandy Keen.

As of December 31, 2014, the Company had a balance due to related parties of $499,431, and $230,357 of this balance was from various advances from the Company’s former Chief Executive Officer, which were non-interest bearing, unsecured, and accounted for as though due on demand. The balance of $269,074 was due to key employees (our current Chief Executive Officer and Vice President of Sales) and their affiliates. (See Note 3.)

During the year ended December 31, 2015, $194,958 of debt due to the Company’s former Chief Executive Officer, Tom Bollich, was retired for a one-time, immediate cash payment of $100. The related party extinguishment has been recognized as a credit to additional paid in capital. The debt had a balance of $230,357 as of December 31, 2014, was non - interest bearing, unsecured, and due on demand.

NOTE 10 - CONVERTIBLE PROMISSORY NOTES

The following table summarizes the convertible promissory notes movement for the fiscal years ended December 31, 2015 and 2014:

Balance January 1, 2014	$-
Convertible notes issued (Series 1)	1,336,783
Convertible notes issues (Series 2)	1,625,000
Convertible notes converted	-
Total	2,961,783
Less: debt discount	(2,473,239)
Balance December 31, 2014	488,544
Less: current portion	-
Long-term portion	$488,544

Balance January 1, 2015	$488,544
Convertible notes issued (Series 2)	911,250
Convertible notes issued (Series 3)	711,000
Convertible note issued (Series 4)	103,319
Convertible notes converted (Series 1)	(1,336,783)
Total	877,330
Less: Debt discount	882,269
Less: Deferred finance charges	(8,016)
Balance December 31, 2015	1,751,583
Less: current portion	(1,227,761)
Long-term portion	$523,822

Convertible Promissory Notes – Series 1

During the period ended December 31, 2014, the Company issued Series 1 convertible promissory notes (“Series 1 Notes”) to investors in the aggregate principal amount of $1,336,783. The Series 1 Notes (i) were unsecured, (ii) bore interest at the rate of 10% per annum, and (iii) were due two years from the date of issuance. The Series 1 Notes were convertible at any time at the option of the investor into a number of shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty-day weighted average market price for the Company’s common stock. During the fiscal year ended December 31, 2015, all of the Series 1 Notes were converted into 25,169,786 shares of common stock.

Due to the variable conversion price, the number of shares issuable upon conversion was variable and the fact that there was no cap on the number of shares that could have been issued in exchange for these convertible promissory notes, the Company determined that the conversion feature was considered a derivative liability. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible promissory notes and to adjust the fair value as of each subsequent balance sheet date. Upon the issuance of the Series 1 Notes, the Company determined a fair value of $1,324,283 of the embedded derivative. The fair value of the embedded derivative was determined using intrinsic value up to the face amount of the Series 1 Notes.

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount was being amortized over the two-year term of the Series 1 Notes. Upon conversion of each Series 1 Note, the unamortized portion of the debt discount was recorded as amortization of debt discount on convertible notes. The Company recognized a charge of $916,094 and $374,481 for the years ended December 31, 2015 and 2014, respectively, for amortization of this debt discount.

As a result of the conversion of all of the Series 1 Notes during the year ended December 31, 2015, all of the accrued interest was converted along with the principal balance of the respective notes. Interest expense for the years ended December 31, 2015 and 2014 is $161,762 and $188,020, respectively.

During the year ended December 31, 2015, the Company issued 25,169,786 shares of its common stock in connection with conversions of the Series 1 Notes for $1,336,783 principal amount and $216,141 accrued interest. The total of $1,668,267 was allocated to common stock and additional paid in capital as a result of the conversion.

Convertible Promissory Notes – Series 2

In October 2014, the Company engaged a placement agent to act on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity securities. The Company offered up to 60 investment units (each, a “Unit”) with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock, par value $0.00001; (ii) a $50,000 10% convertible promissory note, (“Series 2 Note”); and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. The Series 2 Notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The Series 2 Notes are convertible after 360 days from the issuance date at the option of the investor into a number of shares of the Company’s common stock that is determined by dividing the amount to be converted by the $0.60 conversion price. If not converted, the debt is payable in full twenty-four months from the issuance date. Additionally, the entire principal amount due on each Series 2 Note shall be automatically converted into common stock at the automatic conversion price (the greater of $0.50 per share or 75% of the public offering price per share) without any action of the purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s common stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the common stock shall have traded at a VWAP of at least $2.00 per share for a period of ten (10) consecutive trading days. The Company raised $2,536,250 from the sale of these Units.

The gross proceeds from the sale of the Series 2 Notes are recorded net of a discount related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. The fair value of the embedded conversion option and the fair value of the warrants underlying the Series 2 Note issued at the time of their issuance was calculated pursuant to the Black-Scholes Model. The fair value was recorded as a reduction to the Series 2 Notes payable and was charged to operations as interest expense in accordance with the effective interest method within the period of the Series 2 Notes. Transaction costs are apportioned to Series 2 Notes payable, common stock, warrants and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

The following table sets forth the initial carrying value of the Series 2 Notes:

Proceeds from sale of Units in 2014	$1,625,000
Less: Fair value of warrants	(393,240)
Less: Fair value assigned to common stock	(803,951)
Less: Debt discount - conversion feature	(427,809)
Initial carrying value of notes as of December 31, 2014	$-

Proceeds from sale of Units in 2015	$911,250
Less: Fair value of warrants	(135,581)
Less: Fair value assigned to common stock	(446,988)
Less: Debt discount - conversion feature	(98,180)
Less: Transaction fees	(9,865)
Initial carrying value of notes as of December 31, 2015	$220,636

The Company recognized a charge of $1,082,788 and $101,563 for the years ended December 31, 2015 and 2014, respectively, for amortization of this debt discount. Additionally, a charge of $82,105 for transaction costs was recognized for the year ended December 31, 2014. As of December 31, 2015 and 2014, the carrying value of the Series 2 Notes was $1,141,852 and $101,563, respectively, and the unamortized debt discount was $1,121,398 and $1,523,437, respectively.

Accrued interest on the Series 2 Notes is $257,277 and $14,103 as of December 31, 2015 and 2014, respectively. Interest expense for the year ended December 31, 2015 and 2014 is $243,174 and $14,103, respectively.

Convertible Notes – Series 3

Starting in the third fiscal quarter of 2015, the Company entered into Securities Purchase Agreements (the “SPAs”) with three accredited investors (each a “Purchaser” and together the “Purchasers”), pursuant to which the Company sold and the Purchasers purchased convertible notes with a one year term in the aggregate original principal amount of $711,000, with an aggregate original issue discount of $61,000 (each a “Note” and together the “Notes”), and warrants to purchase up to an aggregate of 2,625,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds of $656,250. The conversion price is equal to 80% of the lowest trading price of our common stock as reported on the OTCQB for the fifteen prior trading days. These convertible notes and the Amended 2015 Note (see Note 8) have an embedded conversion option that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability upon issuance of the Notes.

The following table outlines the key terms of the Notes:

	Note 1	Note 2	Note 3	Note 4	Note 5	Total
Term	1 year	1 year	1 year	1 year	1 year
Origination Date	Jul 2015	Jul 2015	Sept 2015	Sept 2015	Sept 2015
Cash Received	$150,000	$100,000	$200,000	$100,000	$100,000	$650,000
Note Face Value	$165,000	$106,000	$220,000	$110,000	$110,000	$711,000
Original Issue Discount	$15,000	$6,000	$20,000	$10,000	$10,000	$61,000
Financing Expense	$-	$-	$6,000	$3,000	$13,000	$22,000
Interest Rate	10%	11%	10%	10%	10%
Conversion % of Stock Value	80%	80%	80%	80%	80%
Share Reserve Minimum	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000	50,000,000
Warrants	500,000	375,000	750,000	500,000	500,000	2,625,000
Warrant Exercise Price	$0.25	$0.25	$0.25	$0.25	$0.25
Warrant Term	5 Years	5 Years	5 Years	5 Years	5 Years

The following table sets forth the initial carrying value of the Series 3 Notes:

Balance January 1, 2015	$-
Issuance of Notes	711,000
Less: Fair value of warrants	(246,020)
Less: Original issue discount	(61,000)
Less: Debt discount - conversion feature	(403,980)
Initial carrying value of Notes as of December 31, 2015	$-

The gross proceeds from the sale of the debentures are recorded net of a discount of related to the embedded conversion feature. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. During the year ended December 31, 2015, the Company recorded $373,881 of interest expense relating to the excess fair value of the conversion option over the face value of the debentures. The fair value of the embedded conversion option and the warrants associated with the promissory notes at the time of their issuance was calculated pursuant to the Black-Scholes Model. The fair value was recorded as a reduction to the promissory notes payable and was charged to operations as interest expense in accordance with effective interest method within the period of the promissory notes. Transaction costs are apportioned to the debt liability, common stock and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

Upon issuance of the Notes, the Company determined a fair value of $1,023,881 for the derivative liabilities. The fair value of the warrants was determined to be $246,020 and the fair value of the conversion feature was $777,861. The aggregate debt discount is being amortized over the one year term of the convertible promissory notes. The Company recognized a charge of $221,233 for the year ended December 31, 2015 for amortization of this debt discount. Accrued interest expense on the above Series 3 notes as of December 31, 2015 and 2014 is $24,654 and nil respectively. Interest expense for the year ended December 31, 2015 and 2014 is $24,654 and nil, respectively.

Convertible Note – Series 4

On December 18, 2015, the July 2015 Secured Note (see Note 8) balance of $103,319 ($100,273 principal and accrued interest of $3,046) was mutually extended to a new Maturity Date from December 22, 2015 to April 30, 2016 (the “Amended 2015 Note”). In consideration of the extension the Company amended the terms to include a conversion feature. The Amended 2015 Note is convertible into shares of our common stock at any time following the Extension and Amendment Agreement date. The conversion price is equal to 70% of the lowest trading price of our common stock as reported on the OTCQB for the twenty prior trading days.

The Amended 2015 Note has an embedded conversion option that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability when the Amended 2015 Note became convertible on December 18, 2015. The increase in the fair value of the embedded note conversion liability was $78,155, calculated using the Black-Scholes Option Pricing Model. In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment as a debt extinguishment. Accordingly the Company recorded a $78,155 loss on extinguishment of debt in the consolidated statement of operations.

As of December 31, 2015, future principal payments for our long-term convertible promissory notes were as follows:

Year Ended December 31,
2016	$2,436,273
Thereafter	911,250
$3,347,523

NOTE 11 - DERIVATIVE LIABILITIES

The Series 1 convertible promissory notes discussed in Note 10 have a variable conversion price, which results in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Due to the variable conversion price in the Series 1 convertible notes, the warrants to purchase shares of common stock are also classified as a liability. The fair value of the conversion feature derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

During the year ended December 31, 2015, the Company converted all of the Series 1 convertible promissory notes issued in 2014 into common stock, which gave rise to fair value liabilities for the embedded conversion features. At conversion, the balance of the derivative liability of $791,409 was credited to additional paid in capital in the consolidated balance sheet.

Additionally, the Series 2 convertible promissory notes derivative liability balance of $119,348 was also credited to additional paid in capital. The Series 2 notes embedded conversion features were classified as a derivative liability solely due to “sequencing” such that, when the Series 1 notes were converted the Series 2 notes are no longer considered a derivative.

Additionally, the Series 3 and 4 convertible promissory notes discussed in Note 10 have a variable conversion price, which results in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Both the variable conversion price in the Series 3 convertible notes as well as a “Half Ratchet” or “Down Round Protection” clause in the warrant agreements require classification of the warrants as a derivative liability. The fair value of the conversion feature derivative liability and the warrant liability are recorded and shown separately under current liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

The following table sets forth movement in the derivative liability from the initial measurement at issuance date through December 31, 2015:

Balance January 1, 2014	$-
Initial measurement at issuance date of convertible promissory notes	2,203,759
Change in derivative liability	(1,051,889)
Balance December 31, 2014	1,151,870
Initial measurement at issuance date of convertible promissory notes	1,335,797
Change in derivative liability	(1,875,508)
Balance December 31, 2015	$(612,159)

NOTE 12 - VEHICLE LOAN

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The loan bears interest at the rate of 3.99% and is payable in installments of $872 per month for 60 months. The balance of the loan as of December 31, 2015 and 2014 was $34,115 and $ 43,049, respectively.

As of December 31, 2015, future principal payments on the vehicle loan are:

Year Ended December 31,
2016	$10,084
2017	9,664
2018	10,057
2019	4,310
Thereafter	-
Total	$34,115

NOTE 13 - INCOME TAXES

In 2015 and 2014, we recorded net tax provisions of nil.

The components of the provision for income taxes, net for the fiscal years ended December 31, 2015 and 2014 are:

	2015	2014
Current taxes:
U.S. Federal	$-	$-
U.S. State	-	-
International	-	-
Current taxes	-	-
Deferred taxes:
U.S. Federal	-	-
U.S. State	-	-
International	-	-
Deferred taxes	-	-
Provision for income taxes, net	$-	$-

Differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are comprised of the follow items:

	2015	2014
Income taxes computed at the federal statutory rate	$(1,800,647)	$(1,017,269)
Effect of:
State taxes, net of federal benefits	(161,836)	(91,429)
Loss of net operating losses from discontinued operations	-	720,631
Loss of net operating losses due to 382 limitations	596,311	-
Nondeductible expenses	500,488	(191,395)
Other, net	113,848	-
Change in valuation allowance	751,836	579,464
Total	$-	$-

As of December 31, 2015, the Company has approximately $5,579,000 in net operating losses carried forward for federal and state income tax purposes, which will expire, if not utilized, in 2035.

As a result of the Safari acquisition (see Note 1), there was a change of control (greater than 50% ownership change) and a change in lines of business, thus utilization of prior year net operations losses will be limited.

Deferred income tax assets as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating losses	$2,155,247	$1,216,297
Consultant Expenses	7,229	127,475
Federal utilization of state benefits	(81,447)	(55,230)
Fixed asset basis difference	(41,024)	-
Other items	11,926	11,552
Total gross deferred tax assets	2,051,931	1,300,095
Less valuation allowance	(2,051,931)	(1,300,095)
Deferred tax assets, net of valuation allowance	$-	$-

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2009 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. We have not filed our past years’ federal corporate income tax returns and may be subject to penalties for non-compliance; however, we believe that we had no taxable income in US or in any foreign jurisdiction. We are in process of completing our US federal and state tax returns. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In connection with its acquisition of Hydro in July 2014 (see Note 3 – Acquisitions and Divestitures), the Company assumed a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

Year Ended December 31,
2016	$146,646
Total	$146,646

Rent expense for office space amounted to $237,617 and $105,128 for the years ended December 31, 2015 and 2014, respectively.

Employment agreements

In connection with the closing of the Hydro acquisition as discussed in Note 3, the Company entered into employment agreements with Brandy Keen as its Vice President of Sales and Stephen Keen as its Vice President of Product Development to pay each an annual base salary of $96,000. The Company agreed to employ Mr. and Ms. Keen for a period of three years beginning on July 25, 2014. Notwithstanding the 3-year term, each of the Keens’ employment agreements are at-will and may be terminated at any time, with or without cause. The committed amount payable over the remaining term of the Keens’ agreements totals $304,000. The terms of these agreements and the acquisition are discussed in Note 3.

Other Commitments

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances.

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

NOTE 15 - PATENTS AND TRADEMARKS

Surna relies on a combination of patent and trademark rights, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with its employees and others to establish and protect its intellectual property rights. As of March 31, 2016, the Company has eight pending patent applications and four issued patents. The pending patent applications are a combination of PCT, provisional, utility and design patent applications that are directed to certain core Company technology. The Company’s four issued patents are U.S. design patents related to the Company’s Reflector. The U.S. design patents provide protection for 14 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-provisional application filing date. The Company also is actively pursuing trademark registration around its core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. These are contained in three applications with the United States Patent and Trademark Office (“USPTO”). Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 16 - PREFERRED AND COMMON STOCK

Preferred Stock

As of December 31, 2015 and 2014, there were 77,220,000 shares of Series A Preferred Stock issued and outstanding, respectively. The Series A Preferred Stock has no conversion rights, liquidation priorities, or other preferences; it only has voting rights equal to the common stock.

During 2014, at the closing of the merger with Safari Resources Group (see Note 3 – Acquisitions and Divestitures), Safari’s shareholders received seventy-seven million two hundred twenty thousand (77,220,000) newly issued shares of our Series A Preferred Stock.

Common Stock

As of December 31, 2015 and 2014, there were 125,839,862 and 113,511,250 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2015, the Company issued shares of its common stock as follows:

A total of 1,000,000 shares of our common stock were issued on January 7, 2015 in connection with a consulting agreement. These shares, valued at $330,000, were authorized in 2014 and deemed issued as of December 31, 2014, however were not issued by the stock transfer agent until January 7, 2015. The consulting agreement called for the consultant to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, and financial performance and development initiatives, and formulating the optimal strategy to meet working capital needs.

During the period from January 1, 2015 through December 31, 2015, the Company issued 4,556,250 shares of its common stock in connection with the issuance of convertible promissory notes. (See Note 10 – Convertible Promissory Notes.) $427,448 of the proceeds, which is net of transaction costs of $19,042, was allocated to common stock and additional paid in capital.

Also during the period from January 1, 2015 through December 31, 2015, the Company issued 25,169,786 shares of its common stock as a result of conversions of Series 1 convertible promissory notes. (See Note – 10 Convertible Promissory Notes.) $1,668,267 of the proceeds was allocated to common stock and additional paid in capital.

On August 10, 2015, Mr. Bollich transferred 21,408,023 shares of the Company’s common stock to the Company. This transfer was not the result of any agreements between the Company and Mr. Bollich. On August 11, 2015, the Company authorized cancellation of the shares.

During the year ended December 31, 2015, the Company issued 539,028 shares of its common stock to employees as compensation and 866,571 shares of its common stock for nonemployee services provided to the Company.

In December 2015, stock option holders gave the Company notice of their intent to exercise a sum of 2,625,000 options to purchase the Company’s common shares. The issuance was accounted for as though completed in 2015, however the issuance of those shares was not actually completed until subsequent to December 31, 2015.

Between January 1, 2016 and March 31, 2016, a total balance of $445,926 of the Company’s issued and outstanding Series 3 convertible promissory notes and the entire balance of the Company’s issued and outstanding Series 4 promissory note (amended to be convertible at the holder’s option) were converted by the holders thereof into 9,947,281 shares of the Company’s common stock.

NOTE 17 - WARRANTS AND OPTIONS

Warrants for common stock

Warrant activity during the years ended December 31, 2015 and 2014 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable January 1, 2014	-	$-
Granted (with Series 2 convertible notes)	1,625,000	3.00
Exercised	-	-
Expired	-	-
Outstanding and exercisable December 31, 2014	1,625,000	$3.00	$515,125
Granted (with Series 2 convertible notes)	911,250	3.00
Granted (with Series 3 convertible notes)	2,625,000	0.25
Exercised	-	-
Expired	-	-
Outstanding and exercisable December 31, 2015	5,161,250	$1.60	$350,788

As of December 31, 2015, there were outstanding warrants to purchase an aggregate of 5,161,250 shares of common stock. The warrants expire between October 2018 and September 2020. Those issued in connection with the Series 2 convertible promissory notes expire within four years from the date of issue. Those issued in connection with the Series 3 convertible promissory notes expire five years from the issuance date.

Stock Option Plan

At the closing of the merger with Safari Resource Group (see Note 3 – Acquisitions and Divestitures), Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024. Stock option holders exercised 2,625,000 stock options in 2015. No new options were granted during the year ended December 31, 2015. There were no stock options exercised in 2014 and no new options granted during the year ended December 31, 2014.

The following table summarizes our stock option activity:

	Number of Options	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2014	-	$-
Options granted	10,296,000	0.00024
Options exercised	-	-
Options forfeited	-	-
Outstanding as of December 31, 2014	10,296,000	$0.00024
Options granted	-	-
Options exercised	(2,625,000)	0.00024
Options forfeited	-	-
Outstanding as of December 31, 2015	7,671,000	$0.00024

The Company’s stock option activity and related information for 2015 and 2014 is summarized as follows:

	Year Ended December 31, 2015				Year Ended December 31, 2014
			Weighted					Weighted
			Average					Average
		Weighted	Remaining				Weighted	Remaining
	Number	Average	Contractual	Aggregate	Number		Average	Contractual	Aggregate
	of Options	Exercise Price	Term (in years)	Intrinsic Value	of Options		Exercise Price	Term (in years)	Intrinsic Value

Options outstanding, beginning of year	10,296,000	$0.00024	2.2	$3,263,832	-		$-	-	$-
Options granted	-	-	-	-	-		-	-	-
Options exercised	(2,625,000)	0.00024	-	183,750	-		-	-	-
Options canceled	-	-	-	-	-		-	-	-
Options outstanding, end of year	7,671,000	$0.00024	1.2	$536,970	10,296,000	(1)	$0.00024	2.2	$3,263,832

Vested and exercisable and expected to vest, end of year	7,671,000	$0.00024	1.2	$536,970	10,296,000		$0.00024	2.2	$3,263,832

(1)	The stock options outstanding were issued under the 2014 Stock Ownership Plan of Safari. Upon the acquisition of Safari on March 26, 2014, the existing stock options in Safari were converted into stock options in Surna. All options were fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The options expire in March 2017.

Stock options outstanding and exercisable as of December 31, 2015 are as follows:

	Options Outstanding			Options Exercisable
Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual		Weighted
Exercise	Number	Exercise	Term	Number	Exercise
Price	Outstanding	Price	(in years)	Exercisable	Price

$0.00024	7,671,000	$0.00024	1.2	7,671,000	$0.00024

NOTE 18 - SUBSEQUENT EVENTS

Between January 1, 2016 and March 31, 2016, a portion of the Company’s Series 3 Notes and the entire balance of the Series 4 Note for a total of $445,926 were converted by the holders thereof into 9,947,281 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: April 12, 2016	By:	/s/ Stephen Keen
Stephen Keen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 12, 2016	By:	/s/ Brandy Keen
Brandy Keen, Secretary and Director

Dated: April 12, 2016	By:	/s/ Trent Doucet
Trent Doucet, Director

Dated: April 12, 2016	By:	/s/ Stephen Keen
Stephen Keen, Chief Executive Officer, President and
Director (Principal Executive Officer)

Dated: April 12, 2016	By:	/s/ Ellen White
Ellen White, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

30

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1

Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

2.3

Modification and Amendment to the Membership Interest Purchase Agreement among Brandy Keen and Stephen Keen and Surna Inc. dated as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

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

3.1(c)

Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2*	Bylaws of Surna Inc., as amended.

4.1	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 21, 2014).

31

4.2	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

4.3	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

4.4	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

4.5	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

4.6	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014.

10.1+	Executive Employment Agreement between Surna Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014).

10.2+	Executive Employment Agreement between Surna Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014).

10.3+	Executive Employment Agreement between Surna Inc. and David W. Traylor effective as of December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014).

10.4+	Executive Employment Agreement between Surna Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.5+	Executive Officer Confidentiality, Non-Competition, and Non-Solicitation Agreement between Surna Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.6	Membership Interest Purchase Agreement between Surna Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of January 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2015).

10.7	Agreement for Professional Services (estimate 1368) between Surna Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.8	Agreement for Professional Services (estimate 1369) between Surna Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.9	Addendum to the Membership Interest Purchase Agreement between Surna Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of February 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2015).

10.10	Memorandum of Understanding dated June 11, 2015 by and between Surna Inc., and Kind Agrisoft, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2015).

10.11	Security Agreement dated June 23, 2015 by and between Surna Inc., and Kind Agrisoft, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2015).

10.12	Letter regarding Settlement and Satisfaction of Debts to Tom Bollich (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2015.

32

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+ Indicates a management contract or compensatory plan.

* Filed herewith.

** Furnished herewith.

33