Form 10-Q
period 2016-03-31
Surna Inc.
filed 2016-05-16
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 12, 2016, there were 145,258,135 shares of the registrant’s common stock outstanding.

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Surna,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Surna Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiaries.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS
Current Assets
Cash	$1,140,823	$330,557
Accounts receivable (net of allowance for doubtful accounts of $85,000 and $40,873, respectively)	299,351	299,194
Note receivable	157,218	207,218
Inventory	1,073,573	1,261,802
Prepaid expenses	80,269	193,969
Total Current Assets	2,751,234	2,292,740

Noncurrent Assets
Property and equipment, net	129,339	162,530
Intangible assets, net	648,727	647,464
Total Noncurrent Assets	778,066	809,994

TOTAL ASSETS	$3,529,300	$3,102,734

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,752,025	$2,066,803
Deferred revenue	1,395,818	986,445
Current portion long term debt	-	1,551
Amounts due shareholders	211,388	216,995
Convertible promissory notes, net	1,876,155	1,227,761
Convertible accrued interest	345,387	201,257
Derivative liability on conversion feature	396,260	472,967
Derivative liability on warrants	206,357	139,192
Total Current Liabilities	6,183,390	5,312,971

Noncurrent Liabilities
Convertible promissory notes, net	-	523,822
Convertible accrued interest	-	80,674
Vehicle loan	-	32,564
Total Noncurrent Liabilities	-	637,060

TOTAL LIABILITIES	6,183,390	5,950,031

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 138,414,163 and 125,839,862 shares issued and outstanding, respectively	1,385	1,259
Paid in capital	9,153,566	8,214,271
Accumulated deficit	(11,809,813)	(11,063,599)
Total Shareholders’ Deficit	(2,654,090)	(2,847,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,529,300	$3,102,734

The accompanying notes are integral to the unaudited condensed consolidated financial statements

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$2,498,604	$819,063

Cost of revenue	1,409,944	730,764

Gross margin	1,088,660	88,299

Operating expenses:
Advertising and marketing expenses	13,503	31,142
Product development costs	106,279	180,989
Selling, general and administrative expenses	603,899	755,714
Total operating expenses	723,681	967,845

Operating income (loss)	364,979	(879,546)

Other income (expense):
Interest and other income (expense), net	6,164	-
Interest expense	(272,972)	(160,260)
Amortization of debt discount on convertible promissory notes	(422,668)	(426,800)
Gain (loss) on change in derivative liabilities	(421,717)	48,163
Total other income (expense)	(1,111,193)	(538,897)

Loss from continuing operations before provision for income taxes	(746,214)	(1,418,443)

Provision for income taxes	-	-

Net loss	(746,214)	(1,418,443)

Comprehensive loss	-	-

Comprehensive loss	$(746,214)	$(1,418,443)

Loss per common share - basic	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic	130,268,814	115,852,402

The accompanying notes are integral to the unaudited condensed consolidated financial statements

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Three Months Ended March 31, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders’ Deficit
Balance December 31, 2015	77,220,000	$772	125,839,862	$1,259	$8,214,271	$(11,063,599)	$-	$(2,847,297)
Common shares issued pursuant to conversion of debt and accrued interest, net of unamortized debt discount	-	-	11,044,856	111	504,645	-	-	504,756
Reclassification of derivative liability to equity pursuant to conversion of debt	-	-	-	-	431,259	-	-	431,259
Common shares issued to employees as compensation	-	-	36,045	0	3,048	-	-	3,048
Issuance of common shares in connection with exercises of stock options	-	-	1,493,400	15	343	-	-	358
Net loss	-	-	-	-	-	(746,214)	-	(746,214)
Balance March 31, 2016	77,220,000	$772	138,414,163	$1,385	$9,153,566	$(11,809,813)	$-	$(2,654,090)

The accompanying notes are integral to the unaudited condensed consolidated financial statements

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(746,214)	$(1,418,443)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	13,579	14,811
Amortization of debt discounts	422,668	426,800
Amortization of original issue discount on notes payable	25,576	-
Gain on change in derivative liability	421,717	(48,163)
Employee compensation paid in stock	3,048	-
Non-cash interest expense	141,228	-
Provision for doubtful accounts	44,127	-

Changes in operating assets and liabilities:
Accounts and note receivable	(44,284)	(203,670)
Inventory	188,229	(244,610)
Prepaid expenses	113,700	(57,104)
Accounts payable and accrued liabilities	(314,778)	21,302
Deferred revenue	409,373	378,788
Accrued interest	105,955	137,435
Deferred compensation	(8,250)	-
Other	(1,294)	(19,130)
Cash provided by (used in) operating activities	774,380	(1,011,984)

Cash Flows From Investing Activities
Purchase of intangible assets	(3,006)	-
Purchase of property and equipment	(8,351)	(2,600)
Proceeds from the sale of property and equipment	31,000	-
Loans to Agrisoft	-	(160,000)
Payments received from Agrisoft	50,000	-
Cash provided by (used in) investing activities	69,643	(162,600)

Cash Flows From Financing Activities
Proceeds from issuances of convertible promissory notes	-	911,250
Proceeds from exercises of stock options	358	-
Payments on loans	(34,115)	(1,466)
Payments to related parties	-	(59,919)
Cash provided by (used in) financing activities	(33,757)	849,865

Net increase (decrease) in cash	810,266	(324,719)
Cash, beginning of period	330,557	689,963
Cash, end of period	$1,140,823	$365,244

Supplemental cash flow information:
Interest paid	$-	$1,387
Income tax paid	$-	$-

Non-cash investing and financial activities:
Conversions of promissory note balances to common stock	$504,756	$-
Derivative liability on convertible promissory notes and warrants	$431,259	$-
Discount on convertible promissory notes	$-	$446,988

The accompanying notes are integral to the unaudited condensed consolidated financial statements

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. incorporated in the State of Nevada on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada corporation, whereby we became the sole surviving corporation after the acquisition of Safari. On July 25, 2014, we acquired 100% of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company.

We engineer and manufacture innovative technology and products that address the energy and resource intensive nature of indoor cultivation. Our focus lies in supplying industrial solutions to commercial indoor cannabis cultivation facilities. The engineering team is tasked with creating novel energy and resource efficient solutions, including our signature liquid-cooled climate control platform. Our engineers continuously seek to create technologies that allow growers to easily meet the highly specific demands of a cannabis cultivation environment through temperature, humidity, light, and process control. Our objective is to provide intelligent solutions that improve the quality, control, and overall yield and efficiency of indoor cannabis cultivation. We are headquartered in Boulder, Colorado.

The Company’s operations exclude the production or sale of marijuana.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Consolidation and Reclassifications:

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiaries. Intercompany transactions, profits, and balances are eliminated in consolidation.

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

Summary of Significant Accounting Policies:

There have been no material changes in our significant accounting policies as of and for the first three months of fiscal 2016, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Concentrations:

One customer accounted for 30% of the Company’s revenue for the three months ended March 31, 2016. For the three months ended March 31, 2015, two customers accounted for 26% of the Company’s revenue.

The Company’s accounts receivable from four customers make up 69% of the total balance as of March 31, 2016. The Company’s accounts receivable from four customers made up 89% of the total balance as of December 31, 2015.

The Company purchased 49% of its materials cost of revenue from two vendors during the three months ended March 31, 2016 and 60% of its purchases from four vendors during the three months ended March 31, 2015. Each vendor supplies greater than 10% of the Company’s purchases.

Basic and Diluted Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of shares of common stock outstanding during the period and adjusting for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of shares of common stock outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potential participating securities deemed to be anti-dilutive are noted below:

	March 31, 2016	December 31, 2015

Convertible promissory notes	11,072,942	19,032,063
Stock options	6,177,600	7,671,000
Warrants	5,161,250	5,161,250
Diluted shares outstanding	22,411,792	31,864,313

Commitments and Contingencies:

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, environmental liability, and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

Recent Accounting Pronouncements:

In May 2016, accounting guidance was issued to clarify the not yet effective revenue recognition guidance issued in May 2014. This additional guidance does not change the core principle of the revenue recognition guidance issued in May 2014, rather, it provides clarification of accounting for collections of sales taxes as well as recognition of revenue (i) associated with contract modifications, (ii) for noncash consideration, and (iii) based on the collectability of the consideration from the customer. The guidance also specifies when a contract should be considered “completed” for purposes of applying the transition guidance. The effective date and transition requirements for this guidance are the same as the effective date and transition requirements for the guidance previously issued in 2014, which is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its consolidated financial statements.

In April 2016, accounting guidance was issued pertaining to identifying performance obligations in contracts with customers and improving the operability and understandability of licensing implementation guidance. The guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact of this new guidance on its consolidated financial statements.

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

In March 2016, accounting guidance was issued to clarify the application of previously issued revenue recognition guidance related to whether an entity is a principal or an agent. More specifically, this new guidance clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its consolidated financial statements.

In March 2016, accounting guidance was issued pertaining to accounting for derivatives and hedging activity. The guidance amends existing GAAP by clarifying that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The amendment improves prior guidance by eliminating diversity in practice. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The guidance may be applied prospectively or using a modified retrospective approach to adjust retained earnings. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In February 2016, accounting guidance was issued pertaining to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of this guidance is that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its consolidated financial.

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option, and the presentation and disclosure requirements for financial instruments. The guidance modifies how an entity measures equity investments and present changes in the fair value of financial liabilities. Under the new guidance, an entity will have to measure at fair value those equity investments that do not result in consolidation and are not accounted for under the equity method, and an entity will have to recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. That exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance, and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other GAAP issued through the date the condensed financials were issued and believe that the adoption of these will not have a material impact on our financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if or when the Company will generate profits. The Company has a deficit in working capital of $3,432,156 as of March 31, 2016. Additionally, the Company has generated cumulative net losses of $11,809,813 during the period from inception through March 31, 2016.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern depends on it obtaining the adequate capital to fund operating losses until it becomes profitable. Management plans to continue as a going concern to achieve a profitable level of operations include generating cash through increased product sales, reducing planned expenditures, if necessary, and raising capital from investors. While management plans to take the steps necessary to extend the time period over which the then-available resources would be able to fund the operations, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Additionally, there can be no assurance that, if such efforts are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

As further discussed in Note 9, during the year ended December 31, 2015, we raised a total of $1,781,250 in connection with issuances of three series of convertible promissory notes. During the year ended December 31, 2014, we raised $2,961,783 in connection with issuances of two series of convertible promissory notes. The Company has been in discussion with several investment firms and is evaluating the Company’s options for additional funding. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Acquisition of Hydro Innovations, LLC

On March 31, 2014, we entered into a binding membership interest purchase agreement with Hydro and its owners, Stephen Keen and Brandy Keen (collectively referred to as “the Keens”), pursuant to which we agreed to acquire 100% of the membership interests of Hydro, as well as all assets of Hydro, including all intellectual property, trade names, customer lists, physical properties and any and all leasehold interests. The purchase price was to be $500,000, subject to satisfactory audit and valuation. On July 1, 2014, we amended the agreement to provide for continuing employment contracts with the Keens, and for payment of the purchase price by assumption of a $250,000 note payable and the issuance of a two-year note for $250,000. The purchase of Hydro was completed on July 25, 2014, at which point Hydro became our wholly-owned subsidiary. The Note we issued was amended in April 2016, as discussed in Note 15.

Pursuant to the terms of the employment agreements with the Keens, the Company agreed to employ Ms. Keen as Vice President of Sales and Mr. Keen as Vice President of Product Development, each for a period of three years beginning on July 25, 2014 and at an annual base salary of $96,000, which is subject to review annually by the board of directors. Notwithstanding the 3-year term, both of the Keens’ employment agreements are at-will and may be terminated at any time, with or without cause. The terms of Mr. Keen’s employment were not modified upon his assumption of the role of Chief Executive Officer in August 2015 nor his resignation from that role in June 2016.

The Acquisition of Hydro was accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Acquisition, and historical and current market data. The excess of the purchase price over the total of estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. The Company has estimated the purchase price allocations based on historical inputs and data as of June 30, 2014.

The fair values of the Hydro assets acquired and liabilities assumed as of the effective acquisition date of June 30, 2014 are:

Purchase price:
Promissory Note	$250,000
Liabilities assumed	509,015
Total purchase price	$759,015

Fair value of assets:
Current assets	$96,712
Property and equipment	29,808
Other assets	1,431
Goodwill	631,064
Fair value of assets acquired	$759,015

All of the assets were recorded at book value, which approximated fair value and are amortized or depreciated at their respective existing rates at the acquisition date. The goodwill is not amortizable but subject to an annual impairment review as prescribed by the Accounting Standards Codification (ASC) 350 (formerly SFAS No. 142). No impairment has been recognized for either the three months ended March 31, 2016 or 2015.

NOTE 4 - BALANCE SHEET COMPONENTS

Accounts Receivable and Allowance for Doubtful Accounts:

	March 31, 2016	December 31, 2015
Accounts receivable	$384,351	$340,067
Less allowance for doubtful accounts	(85,000)	(40,873)
Accounts receivable, net	$299,351	$299,194

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

Inventory:

Inventory is stated at the lower of cost or market. The majority of inventory is valued based on a first-in, first-out basis. Following are the components of inventory:

	March 31, 2016	December 31, 2015
Finished goods	$440,748	$619,319
Work in progress	63,194	43,466
Raw materials	569,631	599,017
Total Inventory	$1,073,573	$1,261,802

Property and Equipment, net:

	March 31, 2016	December 31, 2015
Furniture & equipment	$174,953	$168,899
Molds	31,063	31,063
Vehicles	15,000	62,286
Leasehold Improvements	38,102	35,804
	259,118	298,052
Accumulated depreciation	(129,779)	(135,522)
Property and equipment, net	$129,339	$162,530

Depreciation expense amounted to $11,837 and $14,811 for the three months ended March 31, 2016 and 2015, respectively.

Intangible Assets, net:

	March 31, 2016	December 31, 2015
Intangible assets subject to amortization:
Intellectual property	$25,718	$22,712
Less accumulated amortization	(8,055)	(6,312)
	17,663	16,400
Goodwill	631,064	631,064
Intangible assets, net	648,727	647,464

Accounts Payable and Accrued Liabilities:

	March 31, 2016	December 31, 2015
Accounts payable	$1,324,494	$1,849,544
Sales commission payable	107,952	73,711
Product warranty provision	40,000	-
Sales tax payable	102,237	65,758
Accrued payroll liabilities	119,360	34,965
Accrued accounting fees	35,000	15,000
Other accrued expenses	22,982	27,825
Total Accounts payable and accrued liabilities	$1,752,025	$2,066,803

NOTE 5 - NOTE RECEIVABLE

As previously disclosed in greater detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2015, the Company holds a note payable by Kind Agrisoft, LLC (“Kind Agrisoft”) guaranteeing the repayment of $272,217 (the “Note Receivable”), reflecting sums loaned to Agrisoft Development Group, LLC (“Agrisoft”) in connection with a Membership Interest Purchase Agreement (the “Proposed Transaction”) between Surna and certain members of Agrisoft. The Proposed Transaction did not close, and the assets of Agrisoft were instead purchased by Kind Agrisoft. The Note Receivable is secured by the accounts receivable and intellectual property of Kind Agrisoft (collectively, the “Assets”); however, the Company agreed to subordinate its lien, if required by Kind Agrisoft’s lenders, when the balance owing falls below $100,000. The balance of the Note Receivable as of March 31, 2016 is $157,218 and is to be repaid in $50,000 (or such lesser amount necessary to make the final payment) installments every three months on the first day of each fiscal quarter (collectively, the “Payment Schedule”). In the event Kind Agrisoft fails to comply with the Payment Schedule and such default is not cured within ten business days after notice from the Company, then all amounts shall be accelerated and immediately payable to the Company. Kind Agrisoft further agreed to pay the Company a 1% quarterly royalty on its EBITDA (earnings before interest, taxes, depreciation, and amortization), which payments, together with the Note Receivable, will not exceed $600,000; however, no such payments have so far been made. This description is not a complete description of the agreement with Kind Agrisoft, and is qualified by the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2015, which is incorporated herein by reference.

NOTE 6 - PATENTS AND TRADEMARKS

Surna relies on a combination of patent and trademark rights, trade secrets, and laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect its intellectual property rights. As of May 12, 2016, the Company has eight pending patent applications and four issued patents. The pending patent applications are a combination of PCT, provisional, utility, and design patent applications that are directed to certain core Company technology. The Company’s four issued patents are U.S. design patents related to the Company’s Reflector. The U.S. design patents provide protection for fourteen years from the date of issue. Utility patents provide protection for twenty years from the earliest non-provisional application filing date. The Company has also registered three trademarks for its core brand (“Surna”) including its name, logo, and its name/logo combination. The trademarks are Reg. Nos. 4,937,338, 4,933,037, and 4,937,339, all from the United States Patent and Trademark Office (“USPTO”). Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 7 - PROMISSORY NOTE

In connection with the purchase of Hydro, the Company issued a $250,000 promissory note (the “Hydro Note”) as part of the purchase price. The Hydro Note bears interest at the rate of 6% per annum and was payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016. As of March 31, 2016, the Hydro Note had a current balance of $190,443 and accrued interest of $3,595. As of December 31, 2015, the Hydro Note had a current balance of $190,443 and accrued interest of $952. The Hydro Note was amended in April 2016, as discussed in Note 15.

NOTE 8 - VEHICLE LOAN

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The vehicle was sold in January 2016. The loan balance was paid off in January, leaving a balance as of March 31, 2016 of nil. The balance of the loan as of December 31, 2015 was $34,115.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

The following table summarizes the movement in convertible promissory notes during the three months ended March 31, 2016:

Balance, December 31, 2015	$1,751,583
Convertible promissory notes converted (Series 3)	(361,582)
Convertible promissory notes converted (Series 4)	(103,319)
Total	1,286,682
Less: Debt discount	597,489
Less: Deferred finance charges	(8,016)
Balance, March 31, 2016	$1,876,155

Convertible Promissory Notes – Series 1

During the year ended December 31, 2014, the Company issued Series 1 convertible promissory notes (“Series 1 Notes”) to investors in the aggregate principal amount of $1,336,783. The Series 1 Notes (i) were unsecured, (ii) bore interest at the rate of 10% per annum, and (iii) were due two years from the date of issuance. The Series 1 Notes were convertible at any time at the option of the investor into a number of shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty-day weighted average market price for the Company’s common stock. During the year ended December 31, 2015, all of the Series 1 Notes were converted into 25,169,786 shares of common stock.

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

During the three months ended March 31, 2015, the Company recognized a charge of $166,367 for amortization of debt discount and interest expense of $82,404. Due to the conversion of the notes in 2015, there was no amortization of debt discount or interest expense for the three months ended March 31, 2016 and no balances related to the Series 1 Notes as of December 31, 2015 or March 31, 2016.

Convertible Promissory Notes – Series 2

In October 2014, the Company engaged a placement agent to act on a “best efforts” basis for the Company in connection with the structuring, issuance, and private placement for the sale of debt and/or equity securities. The Company offered up to 60 investment units (each, a “Unit”) with each Unit sold at a price of $50,000 and consisting of (i) two hundred fifty thousand (250,000) shares of the Company’s common stock; (ii) a $50,000 10% convertible promissory note, (“Series 2 Note”); and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock. The Series 2 Notes (i) are unsecured, (ii) bear interest at the rate of 10% per annum, and (iii) are due two years from the date of issuance. The Series 2 Notes are convertible after 360 days from the issuance date at the option of the investor into a number of shares of the Company’s common stock that is determined by dividing the amount to be converted by the $0.60 conversion price. If not converted, the debt is payable in full twenty-four months from the issuance date. Additionally, the entire principal amount due on each Series 2 Note shall be automatically converted into common stock at the automatic conversion price (the greater of $0.50 per share or 75% of the public offering price per share) without any action of the purchaser on the earlier of: (x) the date on which the Company closes on a financing transaction involving the sale of the Company’s common stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000; or (y) the date which is three (3) days after the common stock shall have traded at a volume weighted average price of at least $2.00 per share for a period of ten (10) consecutive trading days. The Company raised $2,536,250 from the sale of these Units.

The gross proceeds from the sale of the Series 2 Notes are recorded net of a discount related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. The fair value of the embedded conversion feature and the fair value of the warrants underlying the Series 2 Note issued at the time of their issuance was calculated pursuant to the Black-Scholes Model. The fair value was recorded as a reduction to the Series 2 Notes payable and was charged to operations as interest expense in accordance with the effective interest method within the period of the Series 2 Notes. Transaction costs are apportioned to Series 2 Notes payable, common stock, warrants and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

The Company recognized a charge of $287,429 and $260,433 for the three months ended March 31, 2016 and 2015, respectively, for amortization of the debt discount. Transaction costs for the three months ended March 31, 2016 and 2015 were nil and $10,005, respectively. The carrying value of the Series 2 notes as of March 31, 2016 and December 31, 2015 was $1,694,266 and $1,406,837, respectively. The unamortized debt discount as of March 31, 2016 and December 31, 2015 was $833,969 and $1,121,398, respectively.

Accrued interest expense on the Series 2 Notes was $327,198 and $257,277 as of March 31, 2016 and December 31, 2015, respectively. Interest expense for the three months ended March 31, 2016 and 2015 was $69,921 and $52,087, respectively.

Convertible Promissory Notes – Series 3

Starting in the third quarter of 2015, the Company entered into securities purchase agreements with three accredited investors (each a “Purchaser” and together the “Purchasers”), pursuant to which the Company sold and the Purchasers purchased convertible promissory notes with a one year term in the aggregate original principal amount of $711,000, with an aggregate original issue discount of $61,000 (each a “Series 3 Note” and together the “Series 3 Notes”), and warrants to purchase up to an aggregate of 2,625,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds of $656,250. The conversion price is equal to 80% of the lowest trading price of our common stock as reported on the OTCQB for the fifteen prior trading days. The Series 3 Notes have an embedded conversion feature that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability upon issuance of the Series 3 Notes.

The gross proceeds from the sale of the Series 3 Notes are recorded net of a discount related to the embedded conversion feature. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. Upon issuance, the Company recorded $373,881 of interest expense relating to the excess fair value of the conversion option over the face value of the Series 3 Notes.

The fair value of the embedded conversion feature and the warrants associated with the Series 3 Notes at the time of their issuance was calculated pursuant to the Black-Scholes Model. The fair value was recorded as a reduction to the Series 3 Notes balance and was charged to operations as interest expense in accordance with effective interest method within the period of the Series 3 Notes. Transaction costs are apportioned to the debt liability, common stock and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to holders after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

Upon issuance of the Series 3 Notes, the Company determined a fair value of $1,023,881 for the derivative liabilities. The fair value of the warrants was determined to be $246,020 and the fair value of the conversion feature was $777,861.

The aggregate debt discount is being amortized over the one year term of the Series 3 Notes. The Company recognized a charge of $135,239 for the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2016 is $56,329.

During the three months ended March 31, 2016, a portion of the Series 3 Notes representing principal of $361,582 and accrued interest of $37,218 converted into 8,754,898 shares of common stock. Upon conversion, the unamortized portion of the debt discount was recorded as interest expense on Series 3 Notes. The Company recognized a charge of $141,228 for the three months ended March 31, 2016 for the balance of this debt discount. A total of $398,800 was allocated to common stock and paid in capital as a result of the conversion.

 The carrying value of the Series 3 Notes as of March 31, 2016 and December 31, 2015 was $181,889 and $241,427, respectively. The unamortized debt discount as of March 31, 2016 and December 31, 2015 was $152,299 and $428,767, respectively.

Accrued interest expense on the Series 3 Notes as of March 31 2016 and December 31, 2015 is $18,189 and $24,654, respectively.

Convertible Promissory Note – Series 4

In July 2015, the Company issued a secured promissory note (the “July 2015 Note”) in the aggregate original principal amount of $237,600 with an aggregate discount of $17,600. The July 2015 Note had a term of five months, carried an interest charge of two percent (2%) per month on the outstanding balance. The July 2015 Note was secured by a purchase money security agreement under which the Company granted a security interest in: (i) inventory purchased or assembled using the proceeds of the July 2015 Note and (ii) an assignment of payment from the customer purchasing the inventory. Additionally, the Company reserved 4,000,000 shares of its common stock as additional security for the July 2015 Note. All or a portion of the reserved shares of common stock would be available to the holders to satisfy a default by the Company.

On December 18, 2015, the July 2015 Note, which had a balance of $103,319 ($100,273 of which was principal with accrued interest of $3,046), was mutually extended to a new maturity date from December 22, 2015 to April 30, 2016 (the “Series 4 Note”). In consideration of the extension, the Company amended the terms to include a conversion feature. The Series 4 Note was convertible into shares of common stock at any time following the Extension and Amendment Agreement date of December 18, 2015. The conversion price was equal to 70% of the lowest trading price of our common stock as reported on the OTCQB for the twenty prior trading days.

The Series 4 Note had an embedded conversion feature that qualified for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability when the Series 4 Note became convertible on December 18, 2015. The increase in the fair value of the embedded conversion feature was $78,155, calculated using the Black-Scholes Option Pricing Model. In accordance with ASC 470, since the present value of the cash flows under the debt instrument as amended was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment as a debt extinguishment. Accordingly, in December 2015, the Company recorded a $78,155 loss on extinguishment of debt in the consolidated statement of operations.

During the three months ended March 31, 2016, the Series 4 Note, comprised of a principal balance of $103,319 and accrued interest of $2,637, converted into 2,289,958 shares of common stock. A total of $105,956 was allocated to common stock and additional paid in capital as a result of the conversion.

Interest expense for the Series 4 Note was $2,637 for the three months ended March 31, 2016. There was no accrued interest as of March 31, 2016 or December 31, 2015. The carrying value of the Series 4 Note as of March 31, 2016 and December 31, 2015 was nil and $103,319, respectively.

As of March 31, 2016, future principal payments for convertible promissory notes were as follows:

2016	$1,974,418
2017	911,250
Total	$2,885,668

NOTE 10 - DERIVATIVE LIABILITIES

The Series 1 Notes discussed in Note 9 had a variable conversion price, which resulted in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. The fair value of the conversion feature derivative liability is recorded and shown separately under noncurrent liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature are recorded in the statement of operations under other income (expense). During the year ended December 31, 2015, the Company converted all of the Series 1 Notes issued in 2014 into common stock. At conversion, the fair value liabilities for the embedded conversion features were credited to paid in capital.

The Series 2 Notes embedded conversion features and warrants were classified as derivative liabilities upon issuance solely due to “sequencing.” For the three months ended March 31, 2015, the change in fair value of the conversion feature and warrant derivative liabilities gave rise to gains and losses. When the Series 1 Notes were converted, the Series 2 Notes were no longer considered a derivative, and, as such, there is no derivative value related to the Series 2 Notes as of March 31, 2016 or December 31, 2015.

The Series 3 Notes and Series 4 Notes, discussed in Note 9, have a variable conversion price, which results in a variable number of shares of common stock needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Both the variable conversion price in the Series 3 Notes as well as a “Half Ratchet” or “Down Round Protection” clause in the warrants require classification of the warrants as a derivative liability. The fair value of the conversion feature derivative liability and the warrant liability are recorded and shown separately under current liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense).

As further explained in Note 9 above, during the three months ended March 31, 2016, the Company converted all of the Series 4 Notes and a portion of the Series 3 Notes into common stock. At conversion, the balance of the derivative liabilities associated with the converted notes of $431,259 was credited to paid in capital in the consolidated balance sheet.

The Company recorded a loss on the mark to market change in derivative liabilities of $421,717 for the three months ended March 31, 2016 and a gain of $48,163 for the three months ended March 31, 2015.

The following table sets forth movement in the derivative liability for the three months ended March 31, 2016:

Balance, December 31, 2015	$(612,159)
Change in derivative liability	(421,717)
Credited to additional paid in capital upon conversion of notes	431,259
Balance, March 31, 2016	$(602,617)

NOTE 11 - RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company had a balance due to related parties of $211,388. The balance is due in its entirety to Stephen Keen, the Company’s President and Chief Executive Officer, and Brandy Keen, the Company’s Vice President of Sales. $194,038 of the balance pertains to the Hydro Note principal and accrued interest, as discussed in Note 7. The balance of $17,350 represents deferred compensation due to the Keens.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

In connection with its acquisition of Hydro in July 2014 (see Note 3), the Company assumed a lease agreement for manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through September 30, 2016 and calls for payment as follows:

April 1 through September 30, 2016	$97,764

Rent expense for the three months ended March 31, 2016 and 2015, was $54,882 and $47,049, respectively.

Employment Agreements

In connection with the closing of the Hydro acquisition as discussed in Note 3, the Company entered into employment agreements with Hydro’s Vice President of Product Development and Vice President of Sales to pay each an annual base salary of $96,000. The Company agreed to employ these individuals for a period of three years beginning on July 25, 2014. Notwithstanding the 3-year term, each of the employment agreements are at-will and may be terminated at any time, with or without cause. The committed amount payable over the remaining term of the agreements totals $252,000.

Litigation

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising in the ordinary course of business that cover a wide range of matters, including, among others, government investigations, environmental liability, and tax matters. An accrual for loss contingency is recognized when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

NOTE 13 - INCOME TAXES

To the extent that the Company believes its deferred tax assets will not be recovered from future taxable income, a valuation allowance reduces such assets. A full valuation allowance was recorded as of March 31, 2016 and December 31, 2015. A valuation allowance will be maintained until sufficient evidence exists to support the reversal of such valuation allowances.

For the three months ended March 31, 2016 and 2015, the Company had no federal taxable income due to utilization of net operating loss carryforwards for the current quarter and operating losses in the first quarter of 2015.

We are under examination, or may be subject to examination, by the Internal Revenue Service for the calendar year 2009 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. We have not filed our past years’ federal corporate income tax returns and may be subject to penalties for non-compliance; however, we believe that we had no taxable income in the U.S. or in any foreign jurisdiction. We are in the process of completing our U.S. federal and state tax returns. The timing of the resolution of income tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ from the amounts accrued.

NOTE 14 - WARRANTS AND OPTIONS

Warrants for common stock

As of March 31, 2016 and December 31, 2015, there were outstanding warrants to purchase an aggregate of 5,161,250 shares of common stock. The warrants expire between October 2018 and September 2020. The warrants to purchase 2,536,250 shares of common stock issued in connection with the Series 2 Notes expire within four years from the date of issue. The warrants to purchase 2,625,000 shares of common stock issued in connection with the Series 3 Notes expire five years from the issuance date.

Stock Option Plan

The following table summarizes stock option activity during the three months ended March 31, 2016:

		Weighted Avg.
	Number of	Exercise Price
	Options	per Share
Outstanding, December 31, 2015	7,671,000	$0.00024
Granted	-	$-
Exercised	(1,493,400)	$0.00024
Canceled	-	$ .
Outstanding, March 31, 2016	6,177,600	$0.00024

The options expire in March 2017.

NOTE 15 - SUBSEQUENT EVENTS

Between April 1 and May 12, 2016, the Company issued a total of 6,843,972 shares of common stock to certain holders of the Company’s Series 3 Notes, reflecting the conversion of a balance of $384,260 in principal and interest. The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2016, which is herein incorporated by reference, on April 15, 2016, the Company agreed to an amendment to the Hydro Note, originally issued as partial payment for the acquisition of Hydro from the Keens. The Hydro Note had a then unpaid balance (reflecting all of the remaining principal together with all unpaid interest) of $194,514, which was due not later than July 18, 2016. The Hydro Note was amended, such that the Company agreed to make an immediate payment of $100,000 and pay the remaining balance of $94,514 in $5,000 monthly installments beginning on July 15, 2016. The Keens also serve as directors on the Company’s board of directors and are spouses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”). In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Recent Developments

Between April 1 and May 13, 2016, the Company issued a total of 6,843,972 shares of common stock to certain holders of the Company’s Series 3 Notes, reflecting the conversion of a balance of $384,260 in principal and interest.

On April 15, 2016, the Company agreed to an amendment to a promissory note originally issued as partial payment for the acquisition of Hydro Innovations, LLC and held by Stephen Keen, the Company’s Chief Executive Officer and President, and Brandy Keen, the Company’s Vice President of Sales and Secretary (collectively, the “Keens”). The note had an unpaid balance (reflecting all of the remaining principal together with all unpaid interest) of $194,514, which was due not later than July 18, 2016. It was amended such that the Company agreed to make an immediate payment of $100,000 and to then pay the remaining balance of $94,514 in $5,000 installments monthly beginning on July 15, 2016. The Keens also serve as directors on the Company’s board of directors and are married.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial positions and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the Three Months Ended
	March 31,
	2016	2015
Revenue	$2,498,604	$819,063

Cost of revenue	1,409,944	730,764

Gross margin	1,088,660	88,299
Gross margin %	44%	11%

Operating expenses	723,681	967,845

Operating income (loss)	364,979	(879,546)

Other income (expense), net	(1,111,193)	(538,897)

Loss from continuing operations	(746,214)	(1,418,443)

Loss from discontinued operations	-	-

Net loss	$(746,214)	$(1,418,443)

Loss per common share from continuing operations - basic	$(0.01)	$(0.01)

Loss per common share from discontinued operations - basic	$0.00	$0.00

Loss per common share - basic	$(0.01)	$(0.01)

Revenue for the three months ended March 31, 2016 was $2,498,604 as compared to $819,063 (205% increase) for the three months ended March 31, 2015. The increase in revenue is due to progress and ongoing legal and regulatory developments in an increasing number of states that permit and regulate cannabis cultivation and use for medical or recreational purposes. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets.

Cost of revenue for the three months ended March 31, 2016 was $1,409,944 as compared to $730,764 (93% increase) for the three months ended March 31, 2015. Increases are due primarily to increases in sales. Gross margin increased to 44% from 11% a year ago due to several factors including: price increases that took effect late in the third quarter of 2015, negotiation of favorable pricing with key suppliers in the fourth quarter of 2015, a sales mix that consisted of high margin products and reduced spend on installation projects as Surna exits that business.

Operating expenses for the three months ended March 31, 2016 were $723,681 as compared to $967,845 (25% decrease) for the three months ended March 31, 2015. The decrease in advertising and marketing expenses from $31,142 to $13,503 (57% decrease) was due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in the current year. The 41% decrease in research and development costs from $180,989 to $106,279 was due to the product life cycle of the reflector, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. General and administrative expenses decreased 20% from $755,714 to $603,899 due to reductions in personnel as well as a focus on cost containment.

We incurred net other expenses of $1,111,193 for the three months ended March 31, 2016 compared to $538,897 (106% increase) for the three months ended March 31, 2015. The increase was due in part to additional debt Surna took on during the first and third quarters of 2015. Stock price increases during the quarter drove a loss on change in derivatives of $421,717 as compared to a gain of $48,163 in the first quarter of 2015. Surna experienced high growth in the second half of 2015 and experienced cash shortages as the Company increased inventory purchases to meet the new rates of demand. In order to meet the immediate cash requirements at that time, Surna incurred debt. Surna management is focused on improving margins by reducing costs and optimizing pricing so that reliance on outside debt is limited in the future.

For the three months ended March 31, 2016 and 2015, we had no federal taxable income due to utilization of net operating loss carryforwards for the current quarter and operating losses in the first quarter of 2015.

Overall, we realized a net operating profit of $364,979 for the three months ended March 31, 2016 as compared to a net operating loss of $879,546 for the three months ended March 31, 2015. We realized a net loss of $746,214 for the three months ended March 31, 2016 as compared to a loss of $1,418,443 (47% decrease) for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Three Months Ended
	March 31,
	2016	2015
Cash provided by (used in) operating activities	$774,380	$(1,011,984)
Cash flows provided by (used in) investing activities	69,643	(162,600)
Cash flows provided by (used in) financing activities	(33,757)	849,865
Net change in cash	$810,266	$(324,719)

We have never reported net income. We incurred net losses for the three months ended March 31, 2016 and 2015 and have an accumulated deficit of $11,809,813 as of March 31, 2016. We had working capital deficits (current liabilities exceed current assets) of $3,432,156 and $3,020,231 as of March 31, 2016 and December 31, 2015, respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. As of March 31, 2016 and December 31, 2015, we had a cash balance of $1,140,823 and $330,557, respectively. Although our cash position substantially improved during the three months ended March 31, 2016, our current cash position is not sufficient to fund our operating cash requirements during the next twelve months.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy, which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations.

If we are unable to generate cash flow from operations or successfully raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our acquisitions.

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

Operating Activities

Cash provided by operations for the three months ended March 31, 2016 was $774,380 compared to cash used in operations of $1,011,984 for the three months ended March 31, 2015. The fluctuation was due to the $672,229 reduction in the recorded net loss and the $678,495 increase in recorded non-cash expenses for the current period compared to the same period in the prior year coupled with the $435,640 net favorable fluctuation in operating asset and liability balances as of current period end compared to a year prior.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2016 was $69,643 compared to cash used by investing activities of $162,600 for the three months ended March 31, 2015. This fluctuation reflects the $160,000 of cash invested in Agrisoft in 2015 and the $50,000 cash receipt against the note receivable from Agrisoft in 2016.

Financing Activities

Cash used in financing activities for the three months ended March 31, 2016 was $33,757 compared to cash provided by financing activities of $849,865 for the three months ended March 31, 2015. No debt was issued in the current period compared to the $911,250 of convertible promissory note issuances in the comparable prior year period.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

We have obligations under notes payable and a non-cancelable operating lease. As of March 31, 2016, these contractual obligations totaled $3,539,610.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and CFO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended March 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

In addition to the information set forth in this quarterly report on Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2016, the Company issued a total of 11,044,856 shares of common stock in exchange for the conversion of a total of $504,756 in principal and interest of its Series 3 Convertible Promissory Notes and its Series 4 Secured Convertible Promissory Note in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

On January 25, 2016, in connection with the exercise of stock options assumed in the acquisition of Safari Resource Group, the Company issued 809,200 shares of common stock at a per share exercise price of $0.00024 to Doug McKinnon, former Chief Financial Officer of the Company, in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

On February 6, 2016, in connection with the exercise of stock options assumed in the acquisition of Safari Resource Group, the Company issued 684,200 shares of common stock at a per share exercise price of $0.00024 to Tae Darnell, former Interim Principal Executive Officer and President, in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

On February 10, 2016, the Company issued 36,045 shares of common stock to Ellen White, the Company’s Chief Financial Officer, as compensation for her services as Director of Finance in January 2016 in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Items 2.02, 5.02 or 7.01, as applicable.

On May 13, 2016, Stephen Keen, the Company’s President, Chief Executive Officer, and member of the board of directors, notified the board of directors of his intention to no longer serve as the Company’s President and Chief Executive Officer, effective June 15, 2016 (the “Effective Date”). Mr. Keen will continue to serve on the board of directors and will become the Company’s Director of Technology. In connection with Mr. Keen’s resignation, the board of directors appointed Trent Doucet, the Company’s current Chief Operating Officer and member of the board of directors, as the Company’s President and Chief Executive Officer as of the Effective Date.

Mr. Doucet, age 46, has served as Chief Operating Officer since November 11, 2015 and as a director since December 21, 2015. In 2003, Mr. Doucet founded Primus Networks, Inc., which was acquired in 2011 by mindSHIFT Technologies, a leading managed IT service provider. Subsequently, Mr. Doucet joined mindSHIFT as Vice President and Managing Director, where he was responsible for revenue growth in mindSHIFT’s strategic services group.

The boards of directors did not make any changes to the compensation, severance, or other benefit arrangements for Messrs. Keen or Doucet in connection with these changes in management. There are no transactions in which Mr. Doucet has an interest requiring disclosure under Item 404(a) of Regulation S-K.

On May 16, 2016, the Company issued a press release announcing the change in management. A copy of the press release is furnished as Exhibit 99.1 to this Form 10-Q in lieu of furnishing pursuant to Item 7.01 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall such document be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

On May 16, 2016, the Company issued a press release announcing its financial condition and results of operations for the quarter ended March 31, 2016. A copy of the press release is furnished as Exhibit 99.2 to this Form 10-Q in lieu of furnishing pursuant to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, nor shall such document be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Item 6. Exhibits

The documents listed in the Exhibit Index of this Form 10-Q are incorporated by reference or are filed with this Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

7

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date : May 16, 2016	SURNA INC.

	By:	/s/ Stephen Keen
Stephen Keen, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ellen White
Ellen White, Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Promissory Note Amendment effective April 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated May 16, 2016, announcing management change.

99.2**	Press Release, dated May 16, 2016, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

