Form 10-Q
period 2016-06-30
Surna Inc.
filed 2016-08-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 12, 2016, there were 145,898,850 shares of the registrant’s common stock outstanding (which include 630,715 shares that were inadvertently issued but have not yet been cancelled as of the aforementioned date).

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

Unless expressly indicated or the context requires otherwise, the terms “Surna,” the “Company,” “we,” “us,” and “our” in this Form 10-Q refer to Surna Inc., a Nevada corporation, and, where appropriate, its wholly owned subsidiary.

3

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current Assets
Cash	$302,854	$330,557
Accounts receivable (net of allowance for doubtful accounts of $85,000 and $40,873, respectively)	882,871	299,194
Notes receivable	177,218	207,218
Inventory	833,069	1,261,802
Prepaid expenses	149,564	193,969
Total Current Assets	2,345,576	2,292,740

Noncurrent Assets
Property and equipment, net	118,091	162,530
Intangible assets, net	648,345	647,464
Total Noncurrent Assets	766,436	809,994

TOTAL ASSETS	$3,112,012	$3,102,734

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,476,079	$2,066,803
Deferred revenue	1,669,950	986,445
Current portion long term debt	-	1,551
Amounts due shareholders	60,945	216,995
Convertible promissory notes, net	1,981,694	1,227,761
Convertible accrued interest	396,854	201,257
Derivative liability on conversion feature	-	472,967
Derivative liability on warrants	225,405	139,192
Total Current Liabilities	5,810,927	5,312,971

Noncurrent Liabilities
Amounts due shareholders-long term	31,775	-
Convertible promissory notes, net	-	523,822
Convertible accrued interest	-	80,674
Vehicle loan	-	32,564
Total Noncurrent Liabilities	31,775	637,060

TOTAL LIABILITIES	5,842,702	5,950,031

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 145,268,135 and 125,839,862 shares issued and outstanding, respectively	1,452	1,259
Paid in capital	9,780,598	8,214,271
Accumulated deficit	(12,513,512)	(11,063,599)
Total Shareholders’ Deficit	(2,730,690)	(2,847,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,112,012	$3,102,734

The accompanying notes are integral to the unaudited condensed consolidated financial statement.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$1,891,472	$1,677,950	$4,390,077	$2,548,845

Cost of revenue	1,576,920	1,326,769	2,986,864	2,009,505

Gross margin	314,552	351,181	1,403,213	539,340

Operating expenses:
Advertising and marketing expenses	29,031	92,480	42,534	175,454
Product development costs	93,947	128,454	200,226	309,443
Selling, general and administrative expenses	490,771	821,020	1,094,670	1,624,762
Total operating expenses	613,749	1,041,954	1,337,430	2,109,659

Operating income (loss)	(299,197)	(690,773)	65,783	(1,570,319)

Other income (expense):
Interest and other income, net	2,319	-	8,484	-
Interest expense	(61,709)	(128,299)	(334,681)	(288,559)
Amortization of debt discount on convertible promissory notes	(480,533)	(584,248)	(903,202)	(1,011,048)
(Loss) gain on change in derivative liabilities	135,420	426,710	(286,297)	474,873
Total other (expense)	(404,503)	(285,837)	(1,515,696)	(824,734)

Loss from continuing operations before provision for income taxes	(703,700)	(976,610)	(1,449,913)	(2,395,053)

Provision for income taxes	-	-	-	-

Net loss	(703,700)	(976,610)	(1,449,913)	(2,395,053)

Other comprehensive income (expense)			-	-
Comprehensive loss	$(703,700)	$(976,610)	$(1,449,913)	$(2,395,053)

Loss per common share – basic and dilutive	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, both basic and dilutive	143,516,260	122,707,813	136,889,845	118,680,260

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Six Months Ended June 30, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders’ Deficit
Balance December 31, 2015	77,220,000	$772	125,839,862	$1,259	$8,214,271	$(11,063,599)	$-	$(2,847,297)
Common shares issued pursuant to conversion of debt and accrued interest, net of unamortized debt discount	-	-	17,888,828	179	888,905	-	-	889,084
Reclassification of derivative liability to equity pursuant to conversion of debt	-	-	-	-	673,050	-	-	673,050
Common shares issued to employees as compensation	-	-	46,045	-	4,028	-	-	4,028
Issuance of common shares in connection with exercises of stock options	-	-	1,493,400	14	344	-	-	358
Net loss	-	-	-	-	-	(1,449,913)	-	(1,449,913)
Balance June 30, 2016	77,220,000	$772	145,268,135	$1,452	$9,780,598	$(12,513,512)	$-	$(2,730,690)

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(1,449,913)	$(2,395,053)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	29,360	30,548
Amortization of debt discounts	1,003,591	1,011,049
Amortization of original issue discount on notes payable	40,806	-
Gain on change in derivative liability	286,297	(474,873)
Employee compensation paid in stock	4,028	-
Provision for doubtful accounts	44,127	-
Gain on sale of assets other	1,850	-
Changes in operating assets and liabilities:
Accounts and note receivable	(627,804)	(423,813)
Inventory	428,733	(305,435)
Prepaid expenses	44,405	(272,348)
Accounts payable and accrued liabilities	(590,724)	317,080
Deferred revenue	683,505	1,015,122
Accrued interest	189,713	267,858
Deferred compensation	(25,600)	-
Other	(2,213)	-
Cash provided by (used in) operating activities	60,161	(1,229,865)

Cash Flows From Investing Activities
Purchase of intangible assets	(3,813)	-
Purchase of property and equipment	(15,126)	(15,089)
Proceeds from the sale of property and equipment	31,000	-
Cash disbursed for note receivable	(20,000)	(135,000)
Cash received on note receivable	50,000	-
Cash provided by (used in) investing activities	42,061	(150,089)

Cash Flows From Financing Activities
Proceeds from issuances of convertible promissory notes	-	911,250
Proceeds from exercises of stock options	358	-
Payments on loans	(34,115)	(3,681)
Payments on loans from shareholders	(96,168)	-
Payments to related parties	-	(72,076)
Cash (used in) provided by financing activities	(129,925)	835,493

Net decrease in cash	(27,703)	(544,461)
Cash, beginning of period	330,557	689,963
Cash, end of period	$302,854	$145,502

Supplemental cash flow information:
Interest paid	$-	$1,833
Income tax paid	$-	$-

Non-cash investing and financial activities:
Conversions of promissory note balances to common stock	$889,905	$-
Derivative liability on convertible promissory notes and warrants	$673,050	$-

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. (“Company” “We” “Us” or “Our”) incorporated in the State of Nevada on October 15, 2009. On March 26, 2014, we acquired Safari Resource Group, Inc. (“Safari”), a Nevada corporation, whereby we became the sole surviving corporation after the acquisition of Safari. On July 25, 2014, we acquired 100% of the membership interest in Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company.

We engineer and manufacture innovative technology and products that address the energy and resource intensive nature of indoor cultivation. Our focus lies in supplying industrial solutions to commercial indoor cannabis cultivation facilities. Our engineering team is tasked with creating novel energy and resource efficient solutions, including our signature liquid-cooled climate control platform. Our engineers continuously seek to create technologies that allow growers to easily meet the highly specific demands of a cannabis cultivation environment through temperature, humidity, light, and process control. Our objective is to provide intelligent solutions that improve the quality, control, and overall yield and efficiency of indoor cannabis cultivation. We are headquartered in Boulder, Colorado.

The Company’s operations exclude the production or sale of marijuana.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Consolidation and Reclassifications:

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary. Intercompany transactions, profits, and balances are eliminated in consolidation.

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

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance modifies how an entity measures equity investments and presents changes in the fair value of financial liabilities. Under the new guidance, an entity will have to measure at fair value those equity investments that do not result in consolidation and are not accounted for under the equity method, and an entity will have to recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. That exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance, and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The Company is currently assessing the impact that the adoption of this new guidance will have on its consolidated financial statements.

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

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if or when the Company will generate profits. The Company has a deficit in working capital of approximately $3,465,000 as of June 30, 2016. Additionally, the Company has generated cumulative net losses of approximately $12,514,000 during the period from inception through June 30, 2016.

The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern depends on it obtaining the adequate capital to fund operating losses until it becomes profitable. Management plans to continue as a going concern to achieve a profitable level of operations including generating cash through increased product sales, reducing planned expenditures, if necessary, and raising capital from investors. While management plans to take the steps necessary to extend the time period over which the then-available resources would be able to fund the operations, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Additionally, there can be no assurance that, if such efforts are successful, the terms and conditions of such financing will be favorable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

During the year ended December 31, 2015, we raised a total of approximately $1,781,000 in connection with issuances of three series of convertible promissory notes. During the year ended December 31, 2014, we raised approximately $2,962,000 in connection with issuances of two series of convertible promissory notes. The Company has been in discussion with several investment firms and is evaluating the Company’s options for additional funding. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTES RECEIVABLE

On April 26, 2016, the Company entered into a non-binding letter of intent (“LOI”) to acquire substantially all of the assets of a third party (“Seller”). Per the terms of the Agreement, Company and Seller shall endeavor to close the transaction on or before August 31, 2016, which was extended to September 30, 2016 (“Exclusivity Period”). During the Exclusivity Period, the Company is required to provide the Seller a loan in the amount of $20,000 per month, up to a maximum of $80,000. A payment of $20,000 was made during the three-month period ended June 30, 2016.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2016, approximately $890,000 of the convertible promissory notes were converted into 17,888,828 shares of the Company’s common stock. The remaining balance as of June 30, 2016 was approximately $1,982,000 after debt discounts of approximately $555,000.

NOTE 5 - SUBSEQUENT EVENTS

There have been no significant events occurring after June 30, 2016.

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

No recent developments.

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

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2016 was approximately $1,891,000 as compared to $1,678,000 (13% increase) for the three months ended June 30, 2015. The increase in revenue is due to progress and ongoing legal and regulatory developments in an increasing number of states that permit and regulate cannabis cultivation and use for medical or recreational purposes. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets.

Cost of revenue for the three months ended June 30, 2016 was approximately $1,577,000 (or 19% increase) as compared to $1,327,000 for the three months ended June 30, 2015. Gross margin decreased to 17% from 21% a year ago due to several factors including: (i) a warranty charge of approximately $455,000 the Company recorded during the three-months end June 30, 2016 for an estimated cost to replace a customer’s system (ii) offset by price increases that took effect late in the third quarter of 2015, negotiation of favorable pricing with key suppliers in the fourth quarter of 2015, a sales mix that consisted of high margin products and reduced spend on installation projects as Surna exits that business.

Operating expenses for the three months ended June 30, 2016 were approximately $614,000 as compared to $1,042,000 (41% decrease) for the three months ended June 30, 2015. The decrease in advertising and marketing expenses from $93,000 to $29,000 (69% decrease) was due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in the current year. The decrease in product development costs from $129,000 to $94,000 (27% decrease) was due to the product life cycle of the Surna reflector product, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. The decrease in general and administrative expenses from $821,000 to $491,000 (40% decrease) is due to reductions in personnel as well as a focus on cost containment.

We incurred net other expenses of $405,000 for the three months ended June 30, 2016 compared to $286,000 (42% increase) for the three months ended June 30, 2015. The increase was due in part to smaller gain on the change in derivative liabilities, which was offset by marginal decrease in the interest expense and amortization of debt discount on convertible promissory notes. The derivative liability gains for the three months ended June 30, 2016 decreased because the remaining convertible promissory notes converted in April 2016 caused the remaining life to decrease. With the shorter remaining life, the beneficial conversion feature fair value decrease. The interest expense and amortization of debt discount on convertible promissory notes for the three months ended June 30, 2016 was marginally less than the same period 2015. The decrease is due the fact that a significant number of the convertible promissory notes converted in the first quarter and second quarter of 2016.

For the three months ended June 30, 2016 and 2015, we had no federal taxable income due to utilization of net operating loss carryforwards for the current quarter and operating losses in the second quarter of 2015.

Overall, we realized a net operating loss of approximately $704,000 for the three months ended June 30, 2016 as compared to a net operating loss of approximately $977,000 for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue for the six months ended June 30, 2016 was approximately $4,390,000 as compared to $2,549,000 (72% increase) for the six months ended June 30, 2015. The increase in revenue is due to progress and ongoing legal and regulatory developments in an increasing number of states that permit and regulate cannabis cultivation and use for medical or recreational purposes. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets.

Cost of revenue for the six months ended June 30, 2016 was approximately $2,987,000 (or 49% increase) as compared to $2,010,000 for the six months ended June 30, 2015. Gross margin increased to 32% from 21% a year ago due to several factors including: (i) a warranty charge of approximately $455,000 the Company recorded during the three-month end June 30, 2016 for an estimated cost to replace a customer’s system (ii) offset by price increases that took effect late in the third quarter of 2015, negotiation of favorable pricing with key suppliers in the fourth quarter of 2015, a sales mix that consisted of high margin products and reduced spending on installation projects as Surna exits that business.

Operating expenses for the six months ended June 30, 2016 were approximately $1,337,000 as compared to $2,110,000 (37% decrease) for the six months ended June 30, 2015. The decrease in advertising and marketing expenses from $176,000 to $43,000 (76% decrease) was due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in the current year. The decrease in product development costs from $309,000 to $200,000 (35% decrease) was due to the product life cycle of the Surna reflector product, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. The decrease in general and administrative expenses from $1625,000 to $1,095,000 (33% decrease) is due to reductions in personnel as well as a focus on cost containment.

We incurred net other expenses of $1,516,000 for the six months ended June 30, 2016 compared to $825,000 (84% increase) for the six months ended June 30, 2015. The increase in total other expense was due in part to loss on change in derivative liabilities and an increase in interest expense, which were offset by a marginal decrease in amortization of debt discount on convertible promissory notes. Stock price increases during the first quarter of 2016 drove a loss on change in derivatives of approximately $422,000, which was offset by an approximate gain of $135,000 during the second quarter of 2016, as compared to an approximate gain of $475,000 for the six months ended June 30, 2015.

For the six months ended June 30, 2016 and 2015, we had no federal taxable income due to utilization of net operating loss carryforwards for the current quarter and operating losses in the second quarter of 2015.

Overall, we realized a net operating loss of approximately $1,450,000 for the six months ended June 30, 2016 as compared to a net operating loss of approximately $2,395,000 for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Six Months Ended
	June 30,
	2016	2015
Cash provided by (used in) operating activities	$60,000	$(1,230,000)
Cash flows provided by (used in) investing activities	42,000	(150,000)
Cash flows (used in) provided by financing activities	(130,000)	835,000
Net change in cash	$(28,000)	$(545,000)

We have never reported net income. We incurred net losses for the six months ended June 30, 2016 and 2015 and have an accumulated deficit of approximately $12,514,000 as of June 30, 2016. We had working capital deficits (current liabilities exceed current assets) of approximately $3,465,000 and $3,020,000 as of June 30, 2016 and December 31, 2015, respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. As of June 30, 2016 and December 31, 2015, we had a cash balance of approximately $303,000 and $331,000, respectively.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy, which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations. Management has determined the Company’s June 30, 2016 cash balance of approximately $303,000 will not be sufficient to fund the Company’s operations over the next twelve months. Based on management’s estimate for operational cash requirements and without modifications to our existing payment obligations or receipt of additional funding, we will require additional capital to continue our operations beyond November 2016.

If we are unable to generate cash flow from operations or adjustment to our payment arrangements or from successfully raising sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our acquisitions.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Operating Activities

Cash provided by operations for the six months ended June 30, 2016 was approximately $60,000 compared to cash used in operations of approximately $1,230,000 for the six months ended June 30, 2015. The fluctuation was due to the reduction in the recorded net loss.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2016 was approximately $42,000 compared to cash used by investing activities of approximately $150,000 for the six months ended June 30, 2015. This fluctuation reflects the $135,000 of cash invested in Agrisoft in 2015 and the $50,000 cash receipt against the note receivable from Agrisoft in 2016.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2016 was approximately $130,000 compared to cash provided by financing activities of approximately $836,000 for the six months ended June 30, 2015. No debt was issued in the current period compared to the $911,250 of convertible promissory note issuances in the comparable prior year period.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

We have obligations under notes payable and a non-cancelable operating lease. As of June 30, 2016, these contractual obligations totaled approximately $3,176,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended June 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company issued a total of 6,843,972 shares of common stock in exchange for the conversion of a total of $384,328 in principal and interest to a total of three holders of its Series 3 Convertible Promissory Notes in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act.

On June 24, 2016, the Company issued 10,000 shares of common stock to an employee of the Company as compensation for the employee’s services in reliance on an exemption from registration under Section 4(a)(2) under the Securities Act

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 5.02.

On August 12, 2016, the Company’s board of directors appointed Dean S Skupen to serve as Director of External Reporting and designated him as Principal Financial and Accounting Officer. Mr. Skupen, age 56, has been self-employed since 2009. He has been the sole director and officer of DSS Consulting Corp. (“DSS Consulting”) since its inception in 2012, and he will continue to serve in those roles. DSS Consulting is not a parent, subsidiary, or otherwise an affiliate of Surna Inc. Mr. Skupen’s professional focus has been on providing accounting and financial services and counseling to both private and publicly traded micro-cap companies. Previously Mr. Skupen was a principal of Stonefield Josephson, Inc, prior to its merger with Marcum, LLP. He currently holds an inactive certified public accountant license in the State of California and holds a bachelor’s degree in accounting from the University of Southern California. Mr. Skupen will be responsible for coordinating the Company’s public reporting responsibilities and earns compensation of $4000 monthly. Mr. Skupen does not have any family relationships with any of the officers or directors of the Company. Also, Mr. Skupen does not have an interest in any transaction required to be reported pursuant to Item 404(a) of Regulation S-K under Securities Act.

Press Releases Announcing Earnings Call and Financial Results

On August 11, 2016, the Company issued a press release announcing the date of our earnings call. The press release is attached hereto as Exhibit 99.1

On August 15, 2016, the Company issued a press release announcing our financial condition and results of operations for the three and six months ended June 30, 2016. The press release is attached hereto as Exhibit 99.2.

The foregoing information, including the exhibits related thereto, is furnished in response to Item 2.02 of Form 8-K and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any disclosure document of the Company, except as shall be expressly set forth by specific reference in such document.

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

Date : August 15, 2016	SURNA INC.

	By:	/s/ Trent Doucet
Trent Doucet, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean S Skupen
Dean S Skupen, Director of External Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Promissory Note Amendment effective April 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

10.2*	Consulting Agreement effective August 12, 2016.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated August 11, 2016, announcing the date for the Company’s release of financial condition and results of operations.

99.2**	Press Release, dated August 15, 2016, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

