Form 10-Q
period 2016-09-30
Surna Inc.
filed 2016-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 10, 2016, there were 146,198,904 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	Unaudited
ASSETS
Current Assets
Cash	$235,455	$330,557
Accounts receivable (net of allowance for doubtful accounts of $85,000 and $40,873, respectively)	48,710	299,194
Notes receivable	187,218	207,218
Interest receivable	19,412	-
Inventory	916,486	1,261,802
Prepaid expenses	176,758	193,969
Total Current Assets	1,584,039	2,292,740

Noncurrent Assets
Property and equipment, net	100,738	162,530
Intangible assets, net	665,723	647,464
Total Noncurrent Assets	766,461	809,994

TOTAL ASSETS	$2,350,500	$3,102,734

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,223,296	$2,066,803
Deferred revenue	1,420,974	986,445
Current portion long term debt	-	1,551
Amounts due shareholders	60,000	216,995
Accrued interest	2,263	-
Convertible promissory notes, net	2,272,694	1,227,761
Convertible accrued interest	467,074	201,257
Derivative liability on conversion feature	-	472,967
Derivative liability on warrants	287,406	139,192
Total Current Liabilities	5,733,707	5,312,971

Noncurrent Liabilities
Amounts due shareholders-long term	15,989	-
Convertible promissory notes, net	-	523,822
Convertible accrued interest	-	80,674
Vehicle loan	-	32,564
Total Noncurrent Liabilities	15,989	637,060

TOTAL LIABILITIES	5,749,696	5,950,031

Commitments and Contingencies	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 145,268,135 and 125,839,862 shares issued and outstanding, respectively	1,452	1,259
Paid in capital	9,780,598	8,214,271
Accumulated deficit	(13,182,018)	(11,063,599)
Total Shareholders’ Deficit	(3,399,196)	(2,847,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,350,500	$3,102,734

The accompanying notes are integral to the unaudited condensed consolidated financial statement.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$1,170,760	$3,634,091	$5,560,837	$6,182,936

Cost of revenue	753,624	3,125,151	3,740,488	5,338,230

Gross margin	417,136	508,940	1,820,349	844,706

Operating expenses:
Advertising and marketing expenses	14,319	148,656	56,852	324,110
Product development costs	72,184	224,365	272,410	533,808
Selling, general and administrative expenses	567,512	676,325	1,662,183	2,097,513
Total operating expenses	654,015	1,049,346	1,991,445	2,955,431

Operating income (loss)	(236,879)	(540,406)	(171,096)	(2,110,725)

Other income (expense):
Interest and other income, net	10,576	-	19,060	-
Interest expense	(89,203)	(78,938)	(282,657)	(367,497)
Amortization of debt discount on convertible promissory notes	(291,000)	(716,078)	(1,335,429)	(1,727,126)
(Loss) gain on change in derivative liabilities	(62,000)	-	(348,297)	474,873
Total other (expense)	(431,627)	(795,016)	(1,947,323)	(1,619,750)

Loss from continuing operations before provision for income taxes	(668,506)	(1,335,422)	(2,118,419)	(3,730,475)

Provision for income taxes	-	-	-	-

Net loss	(668,506)	(1,335,422)	(2,118,419)	(3,730,475)

Other comprehensive income (expense)	-	-	-	-
Comprehensive loss	$(668,506)	$(1,335,422)	$(2,118,419)	$(3,730,475)

Loss per common share – basic and dilutive	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding, both basic and dilutive	145,268,135	146,816,336	139,684,359	145,943,222

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Nine Months Ended September 30, 2016

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shareholders’ Deficit
Balance December 31, 2015	77,220,000	$772	125,839,862	$1,259	$8,214,271	$(11,063,599)	$-	$(2,847,297)
Common shares issued pursuant to conversion of debt and accrued interest, net of unamortized debt discount	-	-	17,888,828	179	888,905	-	-	889,084
Reclassification of derivative liability to equity pursuant to conversion of debt	-	-	-	-	673,050	-	-	673,050
Common shares issued to employees as compensation	-	-	46,045	-	4,028	-	-	4,028
Issuance of common shares in connection with exercises of stock options	-	-	1,493,400	14	344	-	-	358
Net loss	-	-	-	-	-	(2,118,419)	-	(2,118,419)
Balance September 30, 2016	77,220,000	$772	145,268,135	$1,452	$9,780,598	$(13,182,018)	$-	$(3,399,196)

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(2,118,419)	$(3,730,475)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	43,870	46,586
Amortization of debt discounts	1,335,429	1,727,126
Gain on change in derivative liability	348,297	(474,873)
Employee compensation paid in stock	4,028	-
Provision for doubtful accounts	44,127	20,000
Loss on sale of assets other	1,117	-
Changes in operating assets and liabilities:
Accounts and note receivable	186,945	(580,135)
Inventory	345,316	(697,346)
Prepaid expenses	17,211	(376,128)
Accounts payable and accrued liabilities	(864,937)	1,683,607
Deferred revenue	434,529	1,081,582
Accrued interest	282,657	2,925
Deferred compensation	(25,600)	-
Cash provided by (used in) operating activities	34,570	(1,297,131)

Cash Flows From Investing Activities
Purchase of intangible assets	(22,380)	-
Purchase of property and equipment	(15,126)	(22,519)
Proceeds from the sale of property and equipment	32,600	-
Cash disbursed for note receivable	(80,000)	(135,000)
Cash received on note receivable	100,000	-
Cash provided by (used in) investing activities	15,094	(157,519)

Cash Flows From Financing Activities
Proceeds from issuances of convertible promissory notes	-	1,859,850
Proceeds from exercises of stock options	358	-
Payments on loans	(34,115)	(43,763)
Payments on loans from shareholders	(111,009)	-
Payments to related parties	-	(72,091)
Cash (used in) provided by financing activities	(144,766)	1,743,996

Net decrease in cash	(95,102)	289,346
Cash, beginning of period	330,557	689,963
Cash, end of period	$235,455	$979,309

Supplemental cash flow information:
Interest paid	$-	$4,790
Income tax paid	$-	$-

Non-cash investing and financial activities:
Conversions of promissory note balances to common stock	$889,084	$1,220,051
Derivative liability on convertible promissory notes and warrants	$673,050	$(1,324,283)
Equipment issued in settlement of debt	$2,500	$-
Debt retirement former CEO	$-	$194,958

The accompanying notes are integral to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The balance sheet as of December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2015. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

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

Recent Accounting Pronouncements:

In August 2016, the accounting standard update related to the classification of certain cash receipts and cash payments was issued. This standard update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update are effective as of the first quarter of 2018; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

In June 2016, the standard update related to the measurement of credit losses on financial instruments was issued. This standard update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. This standard update is effective as of the first quarter of 2020; however, early adoption is permitted. We are currently evaluating the impact that this standard update will have on our condensed consolidated financial statements.

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

In April 2016, accounting guidance was issued pertaining to identifying performance obligations in contracts with customers and improving the operability and understandability of licensing implementation guidance. The guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact of this new guidance on its condensed consolidated financial statements.

In March 2016, accounting guidance was issued to improve the accounting for employee stock-based payments. The guidance simplifies accounting for stock-based award transactions specific to income tax consequences, the classification of awards as equity or liabilities, and the classification of award payments on the statement of cash flows. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

In March 2016, accounting guidance was issued to clarify the application of previously issued revenue recognition guidance related to whether an entity is a principal or an agent. More specifically, this new guidance clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer and provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The guidance is effective for interim and annual periods beginning on or after December 15, 2017. The Company has not yet determined the impact that this new guidance will have on its condensed consolidated financial statements.

In March 2016, accounting guidance was issued pertaining to accounting for derivatives and hedging activity. The guidance amends existing GAAP by clarifying that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship, provided that all other hedge accounting criteria continue to be met. The amendment improves prior guidance by eliminating diversity in practice. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The guidance may be applied prospectively or using a modified retrospective approach to adjust retained earnings. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In March 2016, additional accounting guidance was issued pertaining to accounting for derivatives and hedging activity. The guidance clarifies the steps required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. The amendment improves prior guidance by eliminating diversity in practice in assessing embedded contingent call (put) options in debt instruments. The guidance is effective for interim and annual periods beginning on or after December 15, 2016. The Company is currently assessing the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

In February 2016, accounting guidance was issued pertaining to leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The core principle of this guidance is that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance is effective for interim and annual periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that the adoption of this new guidance will have on its condensed consolidated financial.

In January 2016, accounting guidance was issued on the classification and measurement of financial assets and liabilities (equity securities and financial liabilities) under the fair value option and the presentation and disclosure requirements for financial instruments. The guidance modifies how an entity measures equity investments and presents changes in the fair value of financial liabilities. Under the new guidance, an entity will have to measure at fair value those equity investments that do not result in consolidation and are not accounted for under the equity method, and an entity will have to recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. That exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under the guidance, and, as such, these investments may be measured at cost. The guidance will be effective on January 1, 2018. The Company is currently assessing the impact that the adoption of this new guidance will have on its condensed consolidated financial statements.

We continually assess any new accounting pronouncements to determine their applicability to us. Where it is determined that a new accounting pronouncement affects our financial reporting, we undertake a study to determine the consequence of the change to our financial statements and assure that there are proper controls in place to ascertain that our financial statements properly reflect the change. We have evaluated all other GAAP issued through the date the condensed consolidated financials were issued and believe that the adoption of these will not have a material impact on our condensed consolidated financial statements.

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In the course of its development activities, the Company has sustained and continues to sustain losses. The Company cannot predict if or when the Company will generate profits. The Company has a deficit in working capital of approximately $4,149,668 as of September 30, 2016. Additionally, the Company has generated cumulative net losses of approximately $13,182,018 during the period from inception through September 30, 2016.

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

During the year ended December 31, 2015, we raised a total of approximately $1,781,000 in connection with issuances of three series of convertible promissory notes. During the year ended December 31, 2014, we raised approximately $2,962,000 in connection with issuances of two series of convertible promissory notes (“Notes”). The Notes become due and payable starting in November 2016 through February 2017. The Company has been in discussion with several investment firms and is evaluating the Company’s options for additional funding. Also, the Company has begun negotiations with the holders of the Notes to determine a mutual agreement to retire the Notes and amend associated warrants. As of the issuance of these condensed consolidated financial statements, the Company has not entered into any agreements. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its plans and eventually secure other sources of financing and attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - NOTES RECEIVABLE

On April 26, 2016, the Company entered into a non-binding letter of intent (“LOI”) to acquire substantially all of the assets of a third party (“Seller”). Per the terms of the Agreement, Company and Seller endeavored to close the transaction before August 31, 2016, which was extended to September 30, 2016 (“Exclusivity Period”). Although the Exclusivity Period has terminated, the Company is still in the due diligence phase. During the Exclusivity Period, the Company was required to provide the Seller a loan in the amount of $20,000 per month, up to a maximum of $80,000, which has been advanced as of September 30, 2016. The Company has changed its intent from acquiring the Company as a whole to acquiring certain assets and patents, which don’t constitute a business, from the Seller.

NOTE 4 - CONVERTIBLE PROMISSORY NOTES

During the first six months of 2016, approximately $890,000 of convertible promissory notes were converted into 17,888,828 shares of the Company’s common stock. The remaining balance of our convertible promissory notes as of September 30, 2016 of approximately $2,280,000 (after debt discounts of approximately $256,000) relates to our Convertible Series 2 issuance.

NOTE 5 - SUBSEQUENT EVENTS

There have been no significant events occurring after September 30, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Recent Developments

In the six months preceding September 30, 2016 we have been focused on further developing the fundamentals of our business. In 2015 we experienced manufacturing related problems, as previously reported. In 2016 we have been heavily focused on ensuring that our products not only meet but exceed customer expectations. We have focused on reducing costs, streamlining our operations, and ensuring our leadership role in developing energy efficient products in the cannabis cultivation; whilst also ensuring that any residual problems have been resolved. We believe we have built a strong team that will position the Company to be successful in the cannabis industry. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets. As the legal cannabis industry is still in its infancy, we also expect further revenues to be derived from existing markets as they age and increase the sophistication of production.

On November 8, 2016, eight states expanded the legalization of cannabis: 4 states initiated medicinal use and 4 states expanded use to incorporate adult recreational – this included California, which in itself will increase availability to nearly 40 million people. This massive expansion creates the need for cultivation technologies – like Surna’s climate controls and Hybrid Building – to help the industry run efficiently and responsibly. As each state has a unique climate, growing environment and regulations, we believe our expertise will be key for developing tailored solutions. To date, states have taken approximately 18 to 24 months to implement rules and regulations, issue licenses and come online. However, it is possible the process may shorten for those states that have medicinal and are simply expanding into adult recreational use. This remains to be seen. Regardless, during the transition, we will establish our regional sales organization and continue to invest in production, engineering and new technologies. Our focus for the remainder of 2016 and 2017 is on sales and execution.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. For information regarding the Company’s critical accounting policies as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this form 10-Q

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2016 was approximately $1,171,000 compared to $3,634,000 for the same period in 2015 (68% decrease). A significant portion of our revenues for 2015 were derived from growers in the State of Nevada (legalized cannabis in 2014), which peaked in the third quarter of 2015. As our sales quarter over quarter for 2016 have been declining, our contractual sales commitments have been increasing. The sales amounts that we had under contract but not yet completed have increased quarter over quarter of 2016 from $1,662,000 (as of March 31, 2016), $2,310,000 (as of June 30, 2016) and $4,074,000 (as of September 30, 2016). Our contractual sales commitments increased during the nine months ended September 30, 2016, due to our customers having experienced increased delays in completing the construction of their facilities to accept their product. Our contractual sales cannot be canceled by our customers. Initially our sales contracts were dependent upon our customers’ ability to secure, license and build their growing facilities and thus our revenue recognition was dependent upon shipping and our customers’ ability to receive the product. We have seen an increased delay in the time frames in which our customers have been able to receive the product, most likely related to the increasing size of our projects. This factor has slowed our revenue recognition and increased our contractual sales commitments. Beginning in October 2016, all of our sales contracts will be Freight On Board Shipping. This removes any dependencies on our revenue recognition being tied to a customer’s ability to receive product.

Cost of revenue has decreased by 76% from $3,125,000 for the three months ended September 30, 2015 to approximately $754,000 for the three months ended September 30, 2016. The gross margin increased by 22% from 14% in 2015 to 36% 2016 due to (i) negotiation of favorable pricing with key suppliers or sourcing new suppliers, (ii) a sales mix that consisted of high margin products and (iii) reduced spend on installation projects as we no longer provide installation services.

Operating expenses have decreased by 38% from $1,049,000 for the three months ended September 30, 2015 to approximately $654,000 for the three months ended September 30, 2016. We have decreased advertising and marketing expenses by 90% from $149,000 for 2015 to $14,000 for 2016 due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in the current year. We decreased product development costs by 68% from $224,000 in 2015 to $72,000 in 2016 due to the product life cycle of the Surna reflector product, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. Also in 2015, we were developing the Surna Hybrid Building, which is being launched to the market at the Marijuana Daily Conference in November 2016. We decreased general and administrative expenses by 16% from $676,000 in 2015 to $568,000 in 2016 due to reductions in personnel cost of approximately $55,000 as well as a focus on cost containment related other expense of approximately $69,000 which were offset with an increase of approximately $16,000 for travel expenses.

Other expenses have decreased by 46% from $795,000 for the three months ended September 30, 2015 to approximately $432,000 for the three months ended September 30, 2016. This is result of the decrease in interest expense and debt discount on convertible promissory notes, which was a result of the conversion of certain convertible promissory notes converted in the first quarter and second quarter of 2016.

For the three months ended September 30, 2016 and 2015, we had no federal taxable income due to utilization of net operating loss carryforwards for the current quarter and operating losses in the second quarter of 2015.

Overall, we realized a net loss of approximately $669,000 for the three months ended September 30, 2016 as compared to a net loss of approximately $1,335,000 for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue for the nine months ended September 30, 2016 was approximately $5,561,000 compared to $6,183,000 for the same period in 2015 (10% decrease). A significant portion of our revenues for the nine months ended September 30, 2015 were derived from growers in the State of Nevada (legalized cannabis in 2014), which peaked in the third quarter of 2015. As our sales quarter over quarter for 2016 have been declining, our contractual sales commitments have been increasing. The sales amounts that we had under contract but not yet completed have increased quarter over quarter of 2016 from $1,662,000 (as of March 31, 2016), $2,310,000 (as of June 30, 2016) and $4,074,000 (as of September 30, 2016). Our contractual sales commitments have increased during the nine months ended September 30, 2016, due to our customers having experienced increased delays in finalizing their facilities to accept their product. Our contractual sales cannot be canceled by our customers. Initially our sales contracts were dependent upon our customers’ ability to secure, license and build their growing facilities and thus our revenue recognition was dependent upon shipping and our customers’ ability to receive the product. We have seen an increased delay in the time frames in which our customers have been able to receive the product, most likely related to the increasing size of our projects. This factor has slowed our revenue recognition and increased our contractual sales commitments. Beginning in October 2016 , all of our sales contracts will be Fright On Board Shipping. This removes any dependencies on our revenue recognition being tied to a customer’s ability to receive product.

Cost of revenue has decreased by 30% from $5,338,000 for the nine months ended September 30, 2015 to approximately $3,741,000 for the three months ended September 30, 2016. Gross margin in 2016 increased by 19% from 14% in 2015 to to 33% in 2016 due to several factors including: (i) a warranty charge of approximately $455,000 the Company recorded during the three month end June 30, 2016 for an estimated cost to replace a customer’s system (ii) offset by price increases that took effect late in the third quarter of 2015, (ii) negotiation of favorable pricing with key suppliers or sourcing new suppliers, (iii) a sales mix that consisted of high margin products and (iv) reduced spend on installation projects as we no longer provide installation services.

Operating expenses have decreased by 33% from $2,955,000 for the nine months ended September 30, 2015 to approximately $1,991,000 for the nine months ended September 30, 2016. Advertising and marketing expenses decreased by 82% from $324,000 for 2015 to $57,000 2016 due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in the current year. Product development costs decreased by 49% from $534,000 in 2015 to $272,000 in 2016 due to the product life cycle of the Surna reflector product, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. Also in 2015, we were developing the Surna Hybrid Building, which is being launched into the market at the at the Marijuana Daily Conference in November 2016. We have decreased general and administrative expenses by 21% from $2,097,000 in 2015 to $1,662,000 in 2016 due to reductions in the following expenses: personnel cost of approximately $102,000, travel expense of approximately $59,000, professional fees of approximately $232,000 as well as a focus on cost containment related other expense of approximately of $105,000 which were offset with an increase of approximately $64,000 for contract labor and sales expense.

We incurred net other expenses of $1,947,000 for the nine months ended September 30, 2016 compared to $1,620,000 (a 20% increase) for the same period in 2015. The increase in total other expense was due in part to loss on change in derivative liabilities and an increase in interest expense, which were offset by a marginal decrease in amortization of debt discount on convertible promissory notes. The increase of the market price for the Company’s common stock increased during the first and third quarters of 2016, which resulted in a loss on change in derivatives of approximately $484,000, which was offset by an approximate gain of $135,000 during the second quarter of 2016, as compared to an approximate gain of $475,000 for the same period in 2015.

For the nine months ended September 30, 2016 and 2015, we had no federal taxable income due to utilization of net operating loss carryforwards for the each of period.

Overall, we realized a net loss of approximately $2,118,000 for the nine months ended September 30, 2016 as compared to a net loss of approximately $3,731,000 for the nine months ended September 30, 2015, which is a 43% reduction in our net loss.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Nine Months Ended
	September 30,
	2016	2015
Cash provided by (used in) operating activities	$35,000	$(1,297,000)
Cash flows provided by (used in) investing activities	15,000	(158,000)
Cash flows (used in) provided by financing activities	(145,000)	1,744,000
Net change in cash	$(95,000)	$289,000

We have never reported net income. We incurred net losses for the nine months ended September 30, 2016 and 2015 and have an accumulated deficit of approximately $13,182,000 as of September 30, 2016. We had working capital deficits (current liabilities exceed current assets) of approximately $4,149,000 and $3,020,000 as of September 30, 2016 and December 31, 2015, respectively. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise capital to support our operations. As of September 30, 2016 and December 31, 2015, we had a cash balance of approximately $235,000 and $331,000, respectively.

Cash Requirements

Our ability to fund our growth and meet our obligations on a timely basis is dependent on our ability to match our available financial resources to our growth strategy, which includes acquisitions for cash or a combination of cash and debt. The decisions we make with regard to acquisitions drive the level of capital required and the level of our financial obligations. Management has determined the Company’s September 30, 2016 cash balance of approximately $235,000 will not be sufficient to fund the Company’s operations over the next twelve months. Based on management’s estimate for operational cash requirements and without modifications to our existing payment obligations, which including, among other things, the upcoming payments for the convertible promissory notes maturing from October 31, 2016 through the end of the quarter ending March 31, 2017, or receipt of additional funding, we will require additional capital to continue our operations beyond December 2016. We are currently negotiating with holders of notes which are maturing with a goal of converting the notes into equity and reducing the exercise prices of associated warrants. As of the filing of this Form 10-Q, we have not finalized any negotiation and there is no assurance we will be able to successfully negotiate these conversions and avoid default on the notes.

If we are unable to generate cash flow from operations, adjustment to our payment arrangements or from successfully raising sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we would likely have to reduce the size and scope of our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us.

Operating Activities

Cash provided by operations for the nine months ended September 30, 2016 was approximately $35,000 compared to cash used in operations of approximately $1,297,000 for the same period in 2015. The fluctuation was due to the reduction in the recorded net loss and collection of our accounts receivable and maintaining lowering levels of inventory, which have been offset with the use of cash to lower our accounts payable balance.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2016 was approximately $15,000 compared to cash used by investing activities of approximately $158,000 for the period in 2015. This fluctuation reflects the $135,000 of cash loaned to a company in 2015 and the $100,000 cash receipt against the note receivable from Agrisoft in 2016. Also, in 2016 we loaned approximately $80,000 in connection with a potential acquisition.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2016 was approximately $145,000 compared to cash provided by financing activities of approximately $1,744,000 for the same period in 2015. No debt was issued in 2016 period compared to the $1,860,000 off convertible promissory note issuances in the comparable prior in 2015. During the 2016 period, we paid of a vehicle loan in the amount of approximately $34,000 and payments of approximately $111,000 on outstanding promissory notes.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

We have obligations under notes payable and an irrevocable operating lease. As of September 30, 2016, these contractual obligations totaled approximately $3,112,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

For the quarter ended September 30, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 2.02.

Press Releases Announcing Earnings Call and Financial Results

On November 10, 2016, the Company issued a press release announcing the date of our earnings call. The press release is attached hereto as Exhibit 99.1

On November 14, 2016, the Company issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2016. The press release is attached hereto as Exhibit 99.2.

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

Date : November 14, 2016	SURNA INC.

	By:	/s/ Trent Doucet
Trent Doucet, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean S Skupen
Dean S Skupen, Director of External Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Consulting Agreement effective August 12, 2016 (incorporated by reference to Exhibit 10.2 attached to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 15, 2016).

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated November 10, 2016, announcing the date for the Company’s release of financial condition and results of operations.

99.2**	Press Release, dated November 14, 2016, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

