Form 10-K
period 2016-12-31
Surna Inc.
filed 2017-03-31
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $9,674,453 on June 30, 2016.

The number of shares outstanding of the registrant’s common stock as of March 20, 2017 is 184,031,578

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

Surna’s technologies include a comprehensive line of optimized lighting, environmental control, air sanitation and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for indoor cultivation and to dramatically reduce energy and water consumption.

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

Surna Reflectors

Surna’s reflector optimizes light delivery to the plant canopy. Thanks to the reflector’s internal technology, the bulb is able to produce up to 9.1% more usable light without any increase in energy consumption. Light-on-target reflectivity is also increased due to the unique design and shape of the reflector, eliminating light wasted illuminating walls and aisles. The water-cooled version uses a unique automation protocol to employ “point-source” heat removal drastically reducing the energy required to capture and remove the heat generated by the bulb.

Bio-Security

Surna offers a full-service air sanitation technology program for mold and mildew risk mitigation to cultivators. This program uses a combination of site monitoring and photocatalytic oxidation equipment to maintain facility standards while destroying harmful airborne microbes without the production of byproducts.

Services

Surna provides a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to indoor grow facility conditions. Once the design is complete, Surna’s project management team oversees its customers’ installation through system commissioning. Surna’s on-site commissioning program is designed to ensure that the target environment is achieved. Surna then offers an ongoing maintenance plan to maintain the integrity of the system through regularly scheduled visits with a goal of keeping its customers’ system operating at peak performance.

Automation

Surna understands the importance of maintaining a consistent grow environment and as such seeks to provide “smart” equipment with onboard intelligence allowing the cultivator the ability to automate its system. Employing a number of technologies, Surna’s building automation controls can be scaled to address a variety of customer needs and expectations. From simple environment measuring devices to full scale system automation, Surna believes it understands the needs of the cultivator.

Hybrid Building

Surna’s comprehensive cultivation facility (“Hybrid Building”) combines the advantages of a greenhouse with those of an indoor grow operation for indoor cultivators seeking efficiency and accelerated time to market. The Hybrid Building uses the sun as its primary light source and high power LED lights for supplemental lighting while maintaining the environmental and security controls of an indoor facility. Surna’s technology is employed into this one fully operational building seeking to give the grower the best technology available on the market today.

Product Development

Surna places a priority on new product development and improvement both through its internal product development staff and in partnerships with other commercial entities. In the fiscal year ended December 31, 2016, the Company spent $349,000 towards the development of new products in the areas of lighting, climate control, bio-security, water purification, system automation and the hybrid building.

Intellectual Property

Surna relies on a combination of patent and trademark rights, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with its employees and others to establish and protect its intellectual property rights. As of March 31, 2017, the Company has eight pending patent applications and four issued patents. The pending patent applications are a combination of PCT, utility and design patent applications that are directed to certain core Company technology. The Company’s four issued patents are U.S. design patents related to the Company’s reflector. The U.S. design patents provide protection for 14 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-provisional application filing date. The Company has registered trademark registrations around its core brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our wordmark is also registered in the European Union and is pending registration in Canada. These are contained in three trademarks with the United States Patent and Trademark Office (“USPTO”). Subject to ongoing use and renewal, trademark protection is potentially perpetual.

Operating segments

Surna currently operates in one primary business segment, which encompasses designing, manufacturing, and distributing indoor climate control systems, including but not limited to chillers, lights, reflectors, and irrigation systems, for use in conjunction with the state-regulated cannabis and CEA industry.

Competition

Surna’s chilled water system products and services compete with various national and local HVAC (heating, ventilation, and air conditioning) providers who traditionally resell, design, and implement climate control systems for comfort cooling of schools, offices, or other large buildings. Surna differs from these competitors by providing hydronic cooling systems tailored specifically for managing the distinct challenges in connection with the significant heat and humidity loads associated with cultivation of indoor crops.

Surna’s dehumidification products face competition from other dehumidification manufacturers. Surna provides its customers and clients with dehumidification options that it believes are more cost effective and more efficient at removing humidity than its competitors in the indoor cultivation space.

Surna believes that few manufacturers of these products have expertise in the cannabis market and understand the needs of growers. Surna, however, is equipped to customize products for the cannabis market and advise growers on appropriate products to maximize crop yield. The Company expects increased competition in both the climate control and services divisions in the cannabis sector as an increasing number of states legalize the cultivation, distribution, and consumption of the crop.

Employees

As of March 31, 2017, Surna has 28 full-time employees. The Company may, however, utilize and has in the past utilized the services of a number of consultants, independent contractors, and professionals. Additional employees will be hired in the future depending on need and the Company’s expansion.

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

Otherwise, the Company is subject substantially to the same government regulations that affect businesses generally. See, however, Item 1A - Risk Factors – “U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenue and profit or we could be found to be violating the Controlled Substances Act or other U.S. federal, state or foreign laws,” “Litigation by states affected by marijuana legalization,” “Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenue and profit,” and “We and our customers may have difficulty accessing the services of banks, which may make it difficult to sell our products and services.”

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

Acquisition of Hydro Innovations, LLC. On July 25, 2014, Surna acquired 100% of the membership interests of Hydro Innovations, LLC, a Colorado limited liability company (“Hydro”) from its owners, Stephen Keen and Brandy Keen (the “Keens”), for a price of $500,000 payable by assumption of a $250,000 promissory note on the books and records of Hydro as well as issuance of a $250,000 promissory note to the Keens. The Keens’ promissory note bears interest at the rate of 6% per annum and is payable in monthly installments of $5,000 with a balloon payment for the balance of accrued interest and principal due on July 18, 2016, though it may be prepaid in whole or in part at any time. In addition, Surna entered into employment agreements with the Keens. Pursuant to the terms of the employment agreements, the Company agreed to employ Ms. Keen as Vice President of Sales and Mr. Keen as Vice President of Product Development, each for a period of three years beginning on July 25, 2014 and at an annual base salary of $96,000, as well as certain stock compensation, which is subject to review annually by the Board of Directors. Notwithstanding the 3-year term, both of the Keens employment agreements are at-will and may be terminated at any time, with or without cause. Mr. Keen’s position changed to President and Chief Executive Officer on August 28, 2015 and then to Director of Product Development on June 15, 2016. The terms of his employment agreement did not change with his changes in position.

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

Risks Related to Our Business

We are solely dependent upon the funds we have raised so far to continue our operations, which may be insufficient to achieve significant revenue, and we may need to obtain additional financing, which may not be available to us.

We may require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenue. We extinguished $3,350,523 in convertible debt owed to investors (net of an additional $500,000 in short-term borrowing), strengthening our balance sheet. In addition, in March 2017 we raised $2,685,000 in a private placement offering of common stock and warrants to accredited investors. With the addition of these funds we believe we have sufficient cash on hand to continue our operations through the year ended December 31, 2017. Before that date we will need to raise additional funds or move to profitable operations, as to which there can be no assurance.

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

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems for the foreseeable future. Annually, we are required to prepare a management report on our internal control over financial reporting containing our management’s assessment of the effectiveness of our internal control over financial reporting. Management has presently concluded that our internal control over financial reporting is not effective and shall report such in management’s report in this annual report on Form 10-K. In the event that the Company’s status with the SEC changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Our Directors and Officers possess the majority of our voting power, and through this ownership, control our Company and our corporate actions.

The officer/director group has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and directors may also have the power to prevent or cause a change in control. In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may give rise to a conflict of interest with the Company and our shareholders.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of marijuana laws and regulations and may negatively impact our revenue and profit or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

Currently, twenty-eight states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Thirty-eight states allow or are considering legislation to allow the possession and use of non-psychoactive cannabidiol (“CBD”) oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that eleven states are actively considering bills to permit recreational use or to decriminalize the use of marijuana. Nevertheless, the federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the federal government and its agencies is that cannabis has no medical benefit, and a range of activities including cultivation and use of cannabis is prohibited. Until Congress amends the CSA or the executive branch deschedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair the Company’s revenue and profit, and it could even force the Company to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings, and stated federal policy, including enforcement priorities, remains uncertain.

We have recently begun selling products and services to cannabis growers in Canada, where medical marijuana currently is legal across the country both federally and provincially. Canadian Prime Minister Trudeau also is expected to introduce legislation to legalize, but strictly control, recreational use of marijuana. We believe Canada, with its federally legal regime, represents a significant business opportunity for us, but there can be no assurance that we will be able to make any additional sales of products or services in Canada.

In an effort to provide guidance to federal law enforcement, the US Department of Justice (the “DOJ”) has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to enforcement of the CSA but the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The August 29, 2013 memorandum, known as the Cole Memo, provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts. The Cole Memo sets forth certain enforcement priorities that are important to the federal government:

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

In 2014, the US House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the DOJ. The Rohrabacher-Farr Amendment prohibits the DOJ from using funds to prevent states with medical cannabis laws from implementing such laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the Controlled Substances Act to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, being an amendment to an appropriations bill, must be renewed annually. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Farr Amendment, is effective, by passage of a short-term continuing resolution, through April 28, 2017. The federal government could at any time change its enforcement priorities against the cannabis industry. Any change in enforcement priorities could render such operations unprofitable or even prohibit such operations.

The former Obama administration effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, the new Trump administration could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.

Litigation by States Affected by Marijuana Legalization

Due to variations in state law among states sharing borders, certain states which have not approved any legal sale of marijuana may seek to overturn laws legalizing cannabis use in neighboring states. For example, in December 2014, the attorneys general of Nebraska and Oklahoma filed a complaint with the U.S. Supreme Court against the state of Colorado arguing that the Supremacy Clause (Article VI of the Constitution) prohibits Colorado from passing laws that conflict with federal anti-drug laws and that Colorado’s laws are increasing marijuana trafficking in neighboring states that maintain marijuana bans, thereby putting pressure on such neighboring states’ criminal justice systems. In March 2016 the Supreme Court, voting 6-2, declined to hear this case, but there is no assurance that it will do so in the future. Additionally, nothing prevents these or other attorneys general from using the same or similar cause of action for a lawsuit in a lower federal or other court.

Previously, the Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that an individual state itself is not required to adopt or enforce federal laws with which it disagrees. If the Supreme Court rules that a legal cannabis state’s legislation is unconstitutional, that could result in legal action against other states with laws legalizing medical and/or recreational cannabis use. Successful prosecution of such legal actions by non-marijuana states could have significant negative effects on our business.

Variations in state and local regulation and enforcement in states that have legalized cannabis that may restrict marijuana-related activities, including activities related to cannabis, may negatively impact our revenue and profit.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Eight states and the District of Columbia have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be grown by an individual in the home. In most states the cultivation of marijuana for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of marijuana for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect revenue and profit of the Company.

We and our customers may have difficulty accessing the service of banks, which may make it difficult to sell our products and services.

Financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under the federal money laundering statutes, unlicensed money transmitter statute and the U.S. Bank Secrecy Act. Recent guidance issued by the Financial Crimes Enforcement Network, or FinCen, a division of the U.S. Department of the Treasury, clarifies how financial institutions can provide services to cannabis-related businesses consistent with their obligations under the Bank Secrecy Act. Furthermore, supplemental guidance from the DOJ directs federal prosecutors to consider the federal enforcement priorities enumerated in the Cole Memo when determining whether to charge institutions or individuals with any of the financial crimes described above based upon cannabis-related activity. Nevertheless, banks remain hesitant to offer banking services to cannabis-related businesses. Consequently, those businesses involved in the cannabis industry continue to encounter difficulty establishing banking relationships. Our inability to maintain our current bank accounts would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges and could result in our inability to implement our business plan.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter due to customer acceptance of our products. If customers do not accept our products, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses.

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

To date, our revenue growth has been derived from the sale of our products and services. Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our commercial customer base. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

The market price of our common stock may be volatile and may be affected by market conditions beyond our control. The market price of our common stock is subject to significant fluctuations in response to, among other factors:

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board or management;

●	sales or purchases of our common stock by insiders;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations, in particular with respect to the cannabis industry; and

●	general economic conditions and slow or negative growth of related markets.

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

Rule 144 contains risks for certain shareholders.

Pursuant to SEC Rule 144 promulgated under the Securities Act, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we have provided the public with current information at the time of sale.

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

ITEM 2. PROPERTIES

We own no real property. We maintain an executive office at 1780 55th Street, Suite A, Boulder, Colorado 80301, where Surna leases approximately 18,000 square feet with the lease term through April 1, 2017. The Company is in the process of negotiating a 90-day extension for our expired lease. We are in the process of evaluating our future office and warehouse needs, so we plan to continue with 90-day extensions under our expired lease agreement until we determine our office and warehouse requirements.

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

Year	Quarter Ended	High	Low
2016	December 31	$0.25	$0.12
	September 30	$0.12	$0.08
	June 30	$011.	$0.07
	March 31	$0.08	$0.06
2015	December 31	$0.16	$0.07
	September 30	$0.25	$0.04
	June 30	$0.16	$0.05
	March 31	$0.44	$0.14

Holders of Record

As of March 20, 2017, there were approximately 149 holders of record and the closing price of our common stock was $0.17 per share as reported by the OTCQB. Because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Outstanding options as of December 31, 2016 are summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	6,177,600	(1)	$0.00024	5,148,000	(2)
Equity compensation plans not approved by shareholders	-		-	-
Total	6,177,600	(1)	$0.00024	5,148,000	(2)

(1)	Represents shares issuable upon exercise of awards issued under the 2014 Stock Ownership Plan of Safari (the “Safari Plan”), which was assumed by the Company in connection with the acquisition of Safari on March 26, 2014.

(2)	The Company does not intend to issue any further awards under the Safari Plan.

Recent Issuances of Unregistered Securities

The following unregistered securities were issued by the Company during the fiscal year ended December 31, 2016:

Shares
Shares issued pursuant to conversion of debt and accrued interest	33,365,609
Shares issued to employees as compensation	46,045
Shares issued for exercise of stock options	1,493,400
Total	34,905,054

Subsequent to December 31, 2016, the Company issued the following unregistered securities:

3,416,612 shares of the Company’s common stock for the conversion of approximately $627,000 of convertible promissory notes and related accrued interest.

16,781,250 shares of the Company’s common stock for aggregate gross proceeds of $2,685,000.

3,088,800 shares of the Company’s common stock for the exercise of stock options.

700,000 shares issued for Board of Director agreement

The Company issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Surna develops, designs, and distributes cultivation technologies for controlled environment agriculture (“CEA”). The Company’s customers include state-regulated cannabis cultivation facilities as well as traditional indoor agricultural facilities, including organic herb and vegetable producers. Surna’s technologies include a comprehensive line of optimized lighting, environmental control, air sanitation, and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for CEA and to dramatically reduce energy and water consumption.

In addition, Surna offers mechanical design services specific to hydronic cooling, including mechanical equipment and piping design.

Recent Developments

On January 8, 2015, the Company agreed to acquire 66% of the total membership interests in Agrisoft Development Group, LLC (“Agrisoft”). In connection with the purchase agreement the Company advanced a total of $260,000 through March 31, 2015, and secured repayment against certain of Agrisoft’s assets. Prior to the closing of the transaction, however, Kind Agrisoft, LLC (“Kind Agrisoft”), with the Company’s consent, agreed to purchase 100% of Agrisoft’s assets. On June 23, 2015, in exchange for the Company’s consent to its asset purchase agreement, Kind Agrisoft guaranteed repayment of the Company’s advances to Agrisoft, the balance of which was then $272,217 plus annual interest of eight percent (8%), and it granted to the Company a secured interest in its accounts receivable and intellectual property to further guarantee such payment. Furthermore, Kind Agrisoft is obligated to make additional ongoing payments to the Company in the form of a 1% quarterly royalty on EBITDA (earnings before interest, taxes, depreciation, and amortization) until Kind Agrisoft’s total payments to the Company (including payments under the Note and royalty on EBITDA) reach $600,000. The Company abandoned this acquisition and the note was paid-off in January 2017.

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

As further described in Note 10, on October 31, 2016, the Company began private negotiations with certain holders of certain 10% convertible promissory notes (the “Original Notes”) and warrants (the “Original Warrants” and together with the Original Notes, the “Original Securities”) with a view to amending and converting the Original Notes and amending the terms of the Original Warrants.

The Original Securities were issued as part of a unit (each unit consisted of 250,000 shares of Common Stock, an Original Warrant to purchase 50,000 shares of Common Stock and an Original Note in the principal amount of $50,000) to investors participating in the Company’s private placement financing that completed closings between October 31, 2014 and February 27, 2015. The Original Notes mature and become payable two years from issuance.

As of February 20, 2017, the Company has entered into Note Conversion and Warrant Amendment Agreements (each, an “Agreement” and together, the “Agreements”) with each of 48 holders, to: (i) amend the Original Note (each an “Amended Note”) to reduce the conversion price of such holder’s Original Note and simultaneously cause the conversion of the outstanding amount under such Original Note into shares of Common Stock of the Company (“Conversion Shares”) with the exception of agreements with three holders which provide for the payment of the principal amount in cash and the interest outstanding in stock and a further three agreements in which a cash sum was negotiated to pay the outstanding note in full; and (ii) reduce the exercise price of the Original Warrant (each, an “Amended Warrant” and together with an Amended Note, the “Amendments”) in all except three Agreements. Each Agreement has been privately negotiated so the terms vary. Pursuant to the Agreements, the Original Notes have been amended to reflect a reduced conversion price per share between $0.09 and $0.22. Additionally, pursuant to the Agreements, certain Original Warrants have been amended to reflect a reduced exercise price per share between $0.30 and $0.35, with the exception of the first Agreement signed which amended certain Original Warrants to reflect a reduced exercise price of $0.15 per share.

Pursuant to the Agreements, the Company has (i) converted Original Notes with an aggregate outstanding principal amount of approximately $2,536,000. under the Original Notes, (ii) issued 18,893,393 Conversion Shares in connection with the conversion of such Original Notes and (iii) amended 2,536,000 Original Warrants to reduce their exercise price. During this time the Company also obtained a short-term loan of approximately $500,000.00 for working capital.

In connection with the Amendments, the Company has also negotiated with some of the holders a restriction that limits the number of Conversion Shares a holder may sell, make any short sale of, loan, grant any option for the purchase of, or otherwise dispose of any of such shares issuable in connection with the Amendments without the prior written consent of the Company for a period of ninety (90) days after the date of such holder’s Agreement.

The Company intends to negotiate with the remaining holders of the Original Notes to convert the remaining $250,000.00 of principal; however, it cannot make any assurance that it will be successful in negotiating Agreements with any remaining holders of Original Notes.

On August 10, 2015, Tom Bollich transferred 21,428,023 shares of the Company’s common stock to the Company. This transfer was not the result of any direct agreements between the Company and Bollich. On August 11, 2015, the Company authorized cancelation of the shares, and the shares were canceled on August 14, 2015.

On August 18, 2015, the Board amended Article II § 2 of the Company’s bylaws such that the number of directorships may be set by the Board or by an action of the shareholders. Subsequent to this amendment, the Board adopted resolutions increasing the number of directorships from two (2) to five (5) and appointing Brandy Keen, Stephen Keen, and Morgan Paxhia to fill the vacant directorships until such time as their successors shall have been elected and qualified. Ms. Keen has served as the Company’s Vice President of Sales since July 2014. Mr. Keen served as the Company’s Chief Executive Officer and President from August 2015 to June 2016 and prior to that had served as the Vice President of Product Development since July 2014. Since June 2016, Mr. Keen has served as the Company’s Director of Technology. Mr. Paxhia has served as managing director of Poseidon Asset Management since January 2014.

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

On January 21, 2016, the Board appointed Ellen White to serve as its Chief Financial Officer. Ms. White was serving as the Company’s Director of Finance since September 2015. Ms. White resigned on June 23, 2016. Dean Skupen currently serves as the Company’s Principal Accounting and Financial Officer.

On May 13, 2016, Stephen Keen notified the board of directors of his intention to no longer serve as the Company’s President and Chief Executive Officer, effective June 15, 2016. Mr. Keen became the Company’s Director of Technology. In connection with Mr. Keen’s resignation, the Board appointed Trent Doucet, as the Company’s President and Chief Executive Officer as of June 15, 2016.

On August 12, 2016, the Board appointed Dean S. Skupen to serve as Director of External Reporting and designated him as Principal Financial and Accounting Officer.

On February 21, 2017, Surna Inc. (the “Company”) entered into a Purchase Agreement (the “Purchase Agreement”) with Sante Veritas Therapeutics Inc. (“Sante Veritas”), pursuant to which the Company will design and provide equipment for the environmental control system in Sante Veritas’ first commercial cultivation facility.

In March 2017 (the “Investment Date”), Surna Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “Investors”). The Company issued an aggregate of 16,781,250 investment units (the “Units”), for aggregate gross proceeds of $2,685,000. Each Unit consists of one share of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) and one warrant for the purchase of one share of Common Stock.

Pursuant to each of the warrants, the holder thereof may, subject to the terms of the warrant, at any time on or after six months after the date of the warrant and on or prior to the close of business on the date that is the third anniversary of the date of the warrant, purchase up to the number of shares of Company common stock as set forth in the respective warrant. The exercise price per share of the common stock under each warrant is $0.26, subject to adjustment as set forth in the warrants. Each warrant is callable at the Company’s option commencing six months from the date of the warrant, provided the Company’s common stock trades at a VWAP of $0.42 or greater (subject to adjustment) for five consecutive trading days (the “Call Condition”). Commencing at any time after the date on which the Call Condition is satisfied, the Company has the right, upon 30 days’ notice to the holder given not later than 30 trading days after the date on which the Call Condition is satisfied, to redeem the number of warrant shares specified in the applicable Call Condition at a price of $0.01 per warrant share, subject to the terms of the warrant.

The Company claims an exemption from the registration requirements of the Securities Act, for the private placement of these securities pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, the purchasers are accredited investors, the purchasers acquired the securities for investment and not resale, and the Company took appropriate measures to restrict the transfer of the securities.

On March 14, 2017, the Board of Directors (the “Board”) of Surna Inc. (the “Company”) appointed Timothy J. Keating as a director to the Board. Mr. Keating will serve as the Company’s Chairman and lead independent director.

On March 7, 2017, Mr. Keating and the Company entered into a Board of Directors Agreement (the “Agreement”). Pursuant to the Agreement, as a non-executive director of the Company and non-employee Chairman of the Board, Mr. Keating is entitled to an annual retainer of $75,000, of which $30,000 will be in the form of restricted common stock. The Company has also issued Mr. Keating an equity retention payment of 1,400,000 shares of the Company’s restricted common stock (i) 700,000 shares of which were issued and vested immediately and (ii) 700,000 shares of which will vest on March 1, 2018.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

	2016	2015
Revenue	$7,579,000	$7,865,000

Cost of revenue	5,275,000	6,924,000

Gross margin	2,303,000	941,000
Gross margin %	30%	12%

Operating expenses	2,836,000	4,054,000

Operating loss	(533,000)	(3,114,000)

Other income (expense), net	(2,740,000)	(2,182,000)

Net loss	$(3,273,000)	$(5,296,000)

Revenue for the year ended December 31, 2016 decreased by 4% to $7,580,000 for the year ended December 31, 2016 as compared to $7,865,000 for 2015. A significant portion of our revenues for 2015 were derived from growers in the State of Nevada (legalized cannabis in 2014), which peaked in the third quarter of 2015. As our sales declined slightly from 2015 to 2016, our contractual sales commitments have been increasing. The sales amounts that we had under contract but which were not yet completed have increased year over year from $1,423,000 at December 31, 2015 to $2,646,000 at December 31, 2016.

Our contractual sales commitments increased during 2016 due to our customers having experienced increased delays in completing the construction of their facilities to accept their product. Our contractual sales cannot be canceled by our customers. Initially our sales contracts were dependent upon our customers’ ability to secure, license and build their growing facilities and thus our revenue recognition was dependent upon shipping and our customers’ ability to receive the product. We have seen an increased delay in the time frames in which our customers have been able to receive the product, most likely related to the increasing size of our projects. This factor has slowed our revenue recognition and increased our contractual sales commitments.

Since October 2016, all of our sales contracts have been freight-on board shipping (“FOB Shipping”). This removes any dependencies on our revenue recognition being tied to a customer’s ability to receive product. The substantial increase in revenue for fiscal year 2015 compared to the prior year resulted from Hydro contributing twelve months of revenue to our results in fiscal year 2015, while Hydro’s operations were a part of Surna for only five months in fiscal year 2014. Additional increases, and sustained, revenues from 2014 to 2016 are attributable to progress and ongoing legal and regulatory developments in an increasing number of states that permit and regulate cannabis cultivation and use for medical or recreational purposes. Our current and future revenue plan is dependent on the continued and increasing legality of the cannabis industry and our ability to effectively market our indoor agriculture products to this key segment as well as expand our reach to other markets.

Cost of revenue decreased by 24% to $5,276,000 for the year ended December 31, 2016 as compared to $6,924,000 for the year ended December 31, 2015. The gross margin for the year ended December 31, 2016 increased by 18% to 30% as compared to 12% for the year ended December 31, 2015 due to (i) negotiation of favorable pricing with key suppliers or sourcing new suppliers, (ii) a sales mix that consisted more of high margin products and (iii) reduced spending on installation projects, as we no longer provide installation services. These decreases are offset by a one-time charge in the year ended December 31, 2016 of approximately $530,000 for a warranty expense.

Operating expenses decreased by 30% to $2,837,000 for the year ended December 31, 2016 as compared to $4,055,000 for the year ended December 31, 2015. We have decreased advertising and marketing expenses by 52% from $310,000 for 2015 to $150,000 for 2016 due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in 2016. We decreased product development costs by 51% from $708,000 in 2015 to $349,000 in 2016 due to the product life cycle of the Surna reflector product, which has moved from development stage in the first quarter of 2015 to production stage in the first quarter of 2016. Also in 2015, we had additional cost of approximately $150,000 related to the development of the Surna Hybrid Building, which we introduced at the Marijuana Daily Conference in November 2016. We decreased general and administrative expenses by 23% from $3,038,000 in 2015 to $2,338,000 in 2016 due to reductions in personnel cost of approximately $200,000 as well as a focus on cost containment related to professional fees of approximately $250,000. We also reduced selling expenses and travel by approximately $150,000.

Other expenses have increased by 26% to $2,740,000 for the year ended December 31, 2016 from approximately $2,182,000 for the year ended December 31, 2015. The change is attributable to (i) a decrease in amortization of debt discounts and interest expense, (ii) the conversion of certain convertible promissory notes converted in the first quarter and second quarter of 2016; (iii) the loss on the change in derivative liabilities; and (iv) the loss due to the extinguishment of debt in the fourth quarter of 2016.

As a result of our decrease in cost of revenue and operating expenses, we reduced our net loss to $3,273,000 for the year ended December 31, 2016 as compared to $5,296,000 for the year ended December 31, 2015.

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

Liquidity and Capital Resources

During the year ended December 31, 2016, our primary source of liquidity was from operating activities as compared to prior years where our primary source of liquidity was from financing activities. This significant change in liquidity is due primarily to the Company’s effort in reducing the cost of goods sold and general and administrative expenses. The following summarizes our cash flows for the years ended December 31,:

	2016	2015
Cash provided by (used in) operating activities	$103,496	$(1,685,358)
Cash provided by (used in) investing activities	41,619	(169,599)
Cash (used in) provided by financing activities	(156,127)	1,495,551
Net change in cash	$(11,011)	$(359,406)

As a result of our decrease in cost of revenue and operating expenses, as described above, we used less cash in operating activities during the year ended December 31, 2016 as compared to December 31, 2015.

As of December 31, 2016 and 2015, our total assets were $2,118,000 and $3,103,000, respectively, and our total liabilities were $4,229,000 and $5,950,000, respectively. As of December 31, 2016 and 2105, we had working capital deficits of approximately of $2,860,000 and $3,020,000, respectively.

We reported net losses of $3,273,000 and $5,296,000 for the fiscal years ended December 31, 2016 and 2015, respectively.

During the years ended December 31, 2016 and 2015, we raised a total of $0 and $1,781,250 in connection with issuances of three series of convertible promissory notes.

In March 2017, the Company complete a private placement offering of its common stock for total proceeds of $2,685,000.

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

We have suffered recurring losses from operations. The continuation of our Company is dependent upon our Company attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have raised additional capital through equity offerings and loan transactions, and, in the short term, will seek to raise additional capital in such manners to fund our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are acceptable to us.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

We have obligations under notes payable and a non-cancelable operating lease. As of December 31, 2016, our contractual obligations are as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Year	3 -5 Years	More than 5 Years
Debt obligations (including interest)	$922,000	$922,000	$-	$-	$-
Amounts due to shareholders	69,000	57,000	12,000
Operating lease obligations	55,000	55,000	-	-	-
Total	$1,046,000	$1,034,000	$12,000	$-	$-

As of the date of this filing, the debt obligations (including interest) were converted into the Company’s common stock or paid in in cash.

The Company holds a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through April 1, 2017. The Company is in the process of negotiating a 90-day extension for our expired lease. We are in the process of evaluating our future office and warehouse needs, so we plan to continue with 90-day extensions under our expired lease agreement until we determine our office and warehouse requirements.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2016, we have no off-balance sheet arrangements.

Going Concern

The Company’s independent registered public auditor’s report accompanying our December 31, 2016 and 2015 audited financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

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

Concentration of Credit Risk

Financial instruments that potentially subject Surna to concentration of credit risk consist of cash and accounts receivable. Under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, for the two-year period of January 1, 2015 through December 31, 2016, cash balances in noninterest-bearing transaction accounts at all FDIC-insured depository institutions are provided temporary unlimited deposit insurance coverage. As of December 31, 2016, cash balances in interest-bearing accounts were approximately $280,000.

Two customers accounted for 14% and 10%, respectively, of the Company’s revenue for the year ended December 31, 2016. One customer accounted for 10% of the Company’s revenue for the year ended December 31, 2015.

The Company’s accounts receivable from two customers make up 39% and 29% of the total balance as of December 31, 2016. The Company’s accounts receivable from four customers made up 89% of the total balance as of December 31, 2015.

Trends, Events, and Uncertainties

Development of new technologies or product solutions is, by its nature, unpredictable. Although we will undertake development efforts with commercially reasonable diligence, there can be no assurance that we will have adequate capital to develop our technology or products to the extent needed to create future sales to sustain our operations.

No assurance can be provided that our technology or products will be adopted, that we will ever earn revenue sufficient to support our operations, or that we will ever be profitable. Furthermore, since we have no committed source of financing, we can provide no assurance that we will be able to raise money as and when we need it to continue our operations. If we cannot raise funds as and when we need them, we may be required to severely curtail, or even to cease, our operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K. Based upon that evaluation, our Chief Operating Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under the supervision of management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016:

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

Our management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

The material weaknesses in internal control over financial reporting as of December 31, 2016 remain unchanged from December 31, 2015. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2016. Yet, we are committed to continuing to improve our financial organization. Subject to the availability of sufficient funds during 2017 to expand our accounting staff, we also expect to create a position to segregate duties consistent with control objectives and will increase our personnel resources, if necessary, by hiring independent third parties or consultants to provide expert advice as needed.

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

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The name, age and positions held by our executive officers and directors:

Name	Age	Position(s) and Office(s) Held
Stephen Keen(1)	38	Director of Technology
Trent Doucet(2)	47	President, Chief Executive Officer and Director
Brandy Keen(3)	40	Vice President of Sales, Secretary and Director
Morgan Paxhia(4)	33	Director
Timothy Keating(5)	53	Director, Chairman of Board of Directors

(1)	Mr. Keen served as Chief Executive Officer from August 28, 2015 to June 15, 2016 and as a director since August 18, 2015. As of June 15, 2016, Mr. Keen has served as Director of Technology.

(2)	Mr. Doucet has served as President and Chief Executive Officer since June 15, 2016 and served as Chief Operating Officer from November 11, 2015 to June 15, 2016. He has served as a director since December 21, 2015.

(3)	Ms. Keen has served as a Vice President of Sales since July 2014 and as a director since August 18, 2015.

(4)	Mr. Paxhia has served as a director since August 18, 2015.

(5)	Mr. Keating has served as Chairman of the Board of Directors since March 14, 2017. Prior to this date, the Company did not have an appointed Chairperson.

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

Background of Officers and Directors

Trent Doucet

President, Chief Executive Officer and Director

Mr. Doucet has served as President and Chief Executive Officer since June 15, 2016 and previously served as Chief Operating Officer from November 11, 2015 to June 15, 2016. He has served as a director since December 21, 2015. In 2000, Doucet founded Primus Networks, Inc., which was acquired in 2011 by White Glove Technologies, LLC. Mr. Doucet served as Managing Director at White Glove until 2012 when it was acquired by mindSHIFT Technologies, a nationwide managed IT service provider owned by Ricoh USA. Mr. Doucet served as Vice President and Managing Director at mindSHIFT until joining Surna in 2015, where he was responsible for revenue growth for the strategic services group.

In its Current Report on Form 8-K, filed on June 29, 2016, the Company inadvertently incorrectly reported that Mr. Doucet began serving as the Company’s President and Chief Executive Officer, and ceased to serve as the Company’s Chief Operating Officer, on May 13, 2016. Mr. Doucet began serving as the President and Chief Executive Officer, and ceased to serve as the Company’s Chief Operating Officer, on June 15, 2016.

Stephen Keen

Director of Technology and Director

Mr. Keen has served as Director of Technology since June 15, 2016. He previously served as Chief Executive Officer and President from August 28, 2015 to June 15, 2016. He has served as a director since August 18, 2015. Previously, he served as the Company’s Vice President of Product Development since July 2014. Mr. Keen co-founded Hydro Innovations in 2007, and served as its chief executive officer until its acquisition by the Company in July 2014.

Brandy Keen

Vice President of Sales, Secretary and Director

Ms. Keen has served as a Vice President of Sales and Secretary since July 2014 and as a Director since August 18, 2015. Ms. Keen co-founded Hydro Innovations, LLC in 2007 and served as its director of operations until its acquisition by the Company in July 2014.

Timothy Keating

Director – Chairman of Board of Directors

Mr. Keating was appointed Chairman of the Board of Directors and Lead Independent Director on March 14, 2017. He brings more than 31 years of Wall Street experience, including 17 years as the principal owner of Keating Investments, LLC. Mr. Keating also served on the Equity Capital Formation Task Force and is the chairman of the Denver chapter of Harvard Alumni Entrepreneurs. He is currently the President of Keating Wealth Management, LLC, a Denver-area investment firm serving high net worth investors and their families, with a particular focus on private business ownership. Mr. Keating is a cum laude graduate of Harvard College with an A.B. in Economics.

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

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by shareholders, involves compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

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

Compliance with Section 16 of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2016, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2016, and the representations made by the reporting persons to us, who, at any time during such fiscal year was a director, officer or beneficial owner of more than 10% of the Company’s common stock, was in compliance with timely filing with all Section 16(a) filing requirements during the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for our principal executive officers or other individuals serving in a similar capacity during the years ended December 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings		All Other Compensation		Total
Stephen Keen
Director of Technology(1)	2016	$110,200	$-	$-	$-	$-	$		$7,200	(3)	$
Stephen Keen
CEO(1)	2015	80,000	-	-	-	-		16,000	120	(4)

Trent Doucet
CEO(2)	2016	125,800	-	-	-	-		-	34,600	(5)
Trent Doucet
COO(2)	2015	17,500	-	-	-	-		-	-

(1)	Mr. Keen was appointed Director of Technology on June 15, 2016. He previously served as Chief Executive Officer from August 28, 2015 to June 15, 2016. Previously, he served as Vice President of Product Development following the Company’s acquisition of Hydro Innovations, LLC on July 25, 2014. All compensation amounts presented include the amount earned during 2016 and 2015 both prior to and subsequent to his transition from Chief Executive Officer to Director of Technology.

(2)	Mr. Doucet has served as President and Chief Executive Officer since June 15, 2016 and previously served as Chief Operating Officer from November 11, 2015 to June 15, 2016. All compensation amounts presented include the amount earned during 2016 and 2015 both prior to and subsequent to his appointment as President and Chief Executive Officer.

(3)	Amounts set forth in the All Other Compensation column consist of the Company’s contribution to Named Executive Officer’s 401(k) Plan ($3,300) and the cost of insurance benefits borne by the Company ($3,900).

(4)	Amounts set forth in the All Other Compensation column consist solely of the Company’s contribution to Named Executive Officer’s 401(k) Plan.

(5)	Amounts set forth in the All Other Compensation column consist of rent paid by the Company for Mr. Doucet’s Boulder apartment ($30,700) and of the cost of insurance benefits borne by the Company ($3,900).

Outstanding Equity Awards at Fiscal Year-End December 31, 2016

Other than as set forth below, as of December 31, 2016, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers.

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

Employment Agreements with Named Executive Officers

None

Compensation of Directors

The members of our Board other than our Chairman, Timothy Keating, are not compensated for their services as directors. The Board has not implemented a plan to award options to any directors and there are no contractual arrangements with any member of the Board or any director’s service contracts other than with Mr. Keating. However, the Company will reimburse directors for expenses incurred in connection with their director services. Pursuant to the Board of Directors Agreement entered into by the Company and Mr. Keating on March 14, 2017, as a non-executive director of the Company and non-employee Chairman of the Board, Mr. Keating is entitled to an annual retainer of $75,000, of which $30,000 will be in the form of restricted common stock. The Company has also issued Mr. Keating an equity retention payment of 1,400,000 shares of the Company’s restricted common stock (i) 700,000 shares of which vested immediately and (ii) 700,000 shares of which will vest on March 1, 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2017, with respect to the beneficial ownership of our outstanding common stock and preferred stock by:

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

Shares Beneficially Owned as of March 20, 2017

	Common Stock			Preferred Stock			% of Total Voting
Name of Beneficial Owner	Shares		%	Shares		%	Power(1)
Current and Named Executive Officers and Directors:
Brandy Keen+	28,749,669		15.8%	35,189,669	(2)	45.6%	14.5%
Stephen Keen+	28,749,669		15.8%	35,189,669	(2)	45.6%	14.5%
Morgan Paxhia+	6,575,402	(3)	3.6%	33,428,023		43.3%	9.1%
Trent Doucet+	3,088,800	(5)	1.7%	-		-	0.7%
Timothy Keating+	700,000	(6)	0.4%	-		-	0.2%
+ Above, which are current officers and directors, as a group (5 individuals)	67,863,540		38.1%	68,617,692	(4)	88.9%	23.6%
Other 5% Shareholders:
None	-		-	-		-	-

+	Identifies Officers and Directors as of March 20, 2016.

(1)	Includes 178,155,530 shares of common stock and 77,220,000 shares of preferred stock outstanding as of March 20, 2016.

(2)	Includes 35,189,669 shares of preferred stock beneficially owned by Brandy Keen and Stephen Keen. The holders of preferred stock have one vote per share of preferred stock equivalent to one vote of common stock.

(3)	Securities are held of record by Demeter Capital Group LP (“Demeter”). Poseidon Asset Management, LLC is the general partner and/or investment manager of Demeter and, in such capacity, exercises voting and dispositive power over such securities. The managing members of Poseidon are Emily Paxhia and Morgan Paxhia. As managing members, they have the joint ability to vote or dispose of the securities. The business address of Demeter is 130 Frederick Street #102, San Francisco, California 94117.
(4)	Includes shares of preferred stock beneficially owned by Brandy Keen, Stephen Keen, and Morgan Paxhia

(5)

3,088,800 shares of common stock issuable upon the exercise of a stock option held by Mr. Doucet. Mr. Doucet has presented the Company with his notice to exercise, but the shares were not issued as of March 30, 2017

(6)	700,000 granted but not issued to Mr. Keating as part of his Board of Directors Agreement executed on March 14, 2017

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2016, the Company had a balance of $69,383 due to Stephen Keen, who is the Company’s Director of Technology and a Director of the Board and his spouse, Brandy Keen, who is Vice President of Sales and a Director of the Board. Of this balance, $69,383 is related to the purchase of Hydro Innovations, LLC. The balance is payable in monthly installments of $5,000. The note may be prepaid in whole or in part at any time.

Director Independence

Our determination of the independence of our directors is made using the definition of “independent” contained in the listing standards of The NASDAQ Stock Market LLC. On the basis of information solicited from each director, the Board of Directors has determined that Timothy Keating and Morgan Paxhia are the only independent directors within the meaning of such rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows RBSM, LLP billed for the audit and other services for the years ended December 31, 2016 and 2015:

	2016		2015
Audit Fees	$94,816	*	$161,500	**
Audit-Related Fees	-		-
Tax Fees	16,200	***	-
All Other Fees	-		-
Total	$111,016		$161,500

*	$64,816 relates to 2015.
* *	$116,500 relates to 2014.
***	$16,200 was for prior years’ tax returns.

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

ITEM 16. FORM 10-K SUMMARY.

None.

SURNA INC.

34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Surna Inc.

Boulder, Colorado.

We have audited the consolidated balance sheets of Surna Inc. (the Company) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. Surna, Inc’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of, Surna Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Larkspur, CA

March 31, 2017

Surna Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$319,546	$330,557
Accounts receivable (net of allowance for doubtful accounts of $90,839 and $40,873, respectively)	47,166	299,194
Note receivable	157,218	207,218
Inventory	747,905	1,261,802
Prepaid expenses	84,976	193,969
Total Current Assets	1,356,811	2,292,740
Noncurrent Assets
Property and equipment, net	93,565	162,530
Intangible assets, net	667,445	647,464
Total Noncurrent Assets	761,010	809,994

TOTAL ASSETS	$2,117,821	$3,102,734

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,337,853	$2,066,803
Deferred revenue	1,421,344	986,445
Current portion of long term debt	-	1,551
Amounts due to shareholders	57,398	216,995
Convertible promissory notes, net	761,440	1,227,761
Convertible accrued interest	161,031	201,257
Derivative liability on conversion feature	-	472,967
Derivative liability on warrants	477,814	139,192
Total Current Liabilities	4,216,880	5,312,971

NONCURRENT LIABILITIES
Convertible promissory notes, net	-	523,822
Convertible accrued interest	-	80,674
Other accrued interest	-	-
Promissory note due shareholders	11,985	-
Vehicle loan	-	32,564
Total Noncurrent Liabilities	11,985	637,060

TOTAL LIABILITIES	4,228,865	5,950,031

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 160,744,916 and 125,839,862 shares issued and outstanding, respectively	1,607	1,259
Paid in capital	12,222,789	8,214,271
Accumulated deficit	(14,336,212)	(11,063,599)
Total Shareholders’ Deficit	(2,111,044)	(2,847,297)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,117,821	$3,102,734

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Operations and Comprehensive Loss
For the years ended December 31,

	2016	2015
Revenue	$7,579,863	$7,865,243

Cost of revenue	5,275,968	6,924,402

Gross margin	2,303,895	940,841

Operating expenses:
Advertising and marketing expenses	149,858	309,620
Product development costs	349,062	707,517
Selling, general and administrative expenses	2,337,892	3,037,547
Total operating expenses	2,836,812	4,054,684

Operating loss	(532,917)	(3,113,843)

Other income (expense):
Interest and other income (expense), net	40,157	24,547
Interest expense	(373,688)	(873,207)
Amortization of debt discount on convertible promissory notes	(1,529,219)	(2,220,115)
Loss on extinguishment of debt	(338,241)	(78,155)
Loss (gain) on change in derivative liabilities	(538,705)	964,751
Total other income (expense)	(2,739,696)	(2,182,179

Loss from continuing operations before provision for income taxes	(3,272,613)	(5,296,022)

Provision for income taxes	-	-

Net loss	(3,272,613)	(5,296,022)

Comprehensive loss	$(3,272,613)	$(5,296,022)

Loss per common share – basic and dilutive	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and dilutive	140,604,764	119,967,118

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Changes in Shareholders’ Deficit
For the years ended December 31, 2016 and 2015

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance January 1, 2015	77,220,000	$772	113,511,250	$1,135	$4,881,918	(5,767,577)	(883,752)
Common shares issued for conversion of debt and interest, net of unamortized debt discount	-	-	25,169,786	252	1,668,015	-	1,668,267
Reclassification of derivative liability to equity for debt conversion	-	-	-	-	791,409	-	791,409
Reclassification of derivative liability to equity for change in classification	-	-	-	-	119,348	-	119,348
Non-cash settlement of debt to related parties	-	-	-	-	194,958	-	194,958
Imputed interest	-	-	-	-	2,924	-	2,924
Common shares issued for compensation	-	-	539,028	5	45,035	-	45,040
Common shares issued for services	-	-	866,571	9	82,444	-	82,453
Common shares issued for cash, net	-	-	4,556,250	46	427,402	-	427,448
Common shares issued for exercise of stock options	-	-	2,625,000	26	604	-	630
Common shares cancelled with officer termination	-	-	(21,428,023)	(214)	214	-	-
Net loss	-	-	-	-	-	(5,296,022)	(5,296,022)

Balance December 31, 2015	77,220,000	772	125,839,862	1,259	8,214,271	(11,063,599)	(2,847,297)
Common shares issued for conversion of debt and interest, net of unamortized debt discount	-	-	33,365,609	334	3,234,992	-	3,235,326
Reclassification of derivative liability to equity for debt conversion	-	-	-	-	673,050	-	673,050
Common shares issued for compensation	-	-	46,045	-	4,028	-	4,028
Common shares issued for exercise of stock options	-	-	1,493,400	14	342	-	356
Value attributed to modification of warrants	-	-	-	-	96,106	-	96,106
Net loss	-	-	-	-	-	(3,272,613)	(3,272,613)

Balance December 31, 2016	77,220,000	$772	160,744,916	$1,607	$12,222,789	$(14,336,212)	$(2,111,044)

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Consolidated Statements of Cash Flows

For the years ended December 31,

	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,272,613)	$(5,296,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	53,084	67,766
Amortization of debt discounts	1,529,219	2,220,115
Amortization of original issue discount on notes payable	-	37,795
Gain on change in derivative liability	538,705	(964,751)
Consulting services paid in stock	-	82,453
Employee compensation paid in stock	4,386	45,040
Non-cash interest expense	-	750,640
Provision for doubtful accounts	50,127	30,873
Loss on extinguishment of debt	338,241	78,155
Loss on sale of assets other	4,280	-

Changes in operating assets and liabilities:
Accounts and notes receivable	179,793	64,763
Inventory	513,897	(997,771)
Prepaid expenses	131,099	(136,880)
Accounts payable and accrued liabilities	(749,709)	1,654,975
Deferred revenue	434,899	578,246
Accrued interest	373,688	80,760
Deferred compensation	(25,600)	25,600
Other	-	(7,115)
Cash provided by (used in) operating activities	103,496	(1,685,358)

Cash Flows From Investing Activities
Purchases of intangible assets	(25,292)	-
Purchases of property and equipment	(18,189)	(62,381)
Proceeds from the sale of property equipment	35,100	-
Cash disbursed for note receivable	(80,000)	(160,000)
Payments received on note receivable	130,000	65,000
Other	-	(12,218)
Cash provided by (used in) investing activities	41,619	(169,599)

Cash Flows From Financing Activities
Proceeds from issuances of convertible notes	-	1,781,250
Payments of financing fees	-	(27,146)
Proceeds from exercises of stock options	-	630
Payments on loans	(34,115)	(145,153)
Payments to related parties	(122,011)	(114,030)
Cash (used in) provided by financing activities	(156,126)	1,495,551

Net decrease in cash	(11,011)	(359,406)
Cash, beginning of period	330,557	689,963
Cash, end of period	$319,546	$330,557

Supplemental cash flow information:
Interest paid	$-	$26,126

Non-cash investing and financial activities:
Conversions of promissory note balances to common stock	$3,235,326	$1,336,783
Increase in paid in capital in connection with conversions of notes	$-	$1,242,241
Derivative liability on convertible notes and warrants	$673,050	$(1,335,797)
Debt retirement to former Chief Executive Officer	$-	$194,858

The accompanying notes are integral to the consolidated financial statements

Surna Inc.

Notes to Consolidated Financial Statements

December 31, 2016 and 2015

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

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts receivable are recorded at invoiced amount and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable and current economic conditions. The determination of the collectability of amounts due from customer accounts requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer accounts, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2016 and 2015 the allowance for doubtful accounts was $90,839 and $40,873, respectively.

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

Goodwill and Other Intangible Assets:

Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs its impairment test annually during the fourth quarter. First, the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. We completed this assessment as of December 31, 2016, and concluded that no impairment existed.

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

On a Recurring Basis:

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company has determined that the convertible debt instruments outstanding as of the date of these financial statements include an exercise price “reset” adjustment that qualifies as derivative financial instruments under the provisions of ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock (“ASC 815-40”). See Note 10 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Financial assets and liabilities carried at fair value, measured on a recurring basis as follows:

	December 31, 2016
Description	Level 1	Level 2	Level 3	Gains (Losses)(1)
Derivative liability on conversion feature	$-	$-	$	(200,083)
Derivative liability on warrants	-	-	477,814	(338,622)
Total	$-	$-	$477,814	$(538,705)

(1)	The loss on change in derivative liabilities of $538,705 presented in the statement of operations for the year ended December 31, 2016 also includes gains on derivatives associated with convertible promissory note balances outstanding at various dates during the year ended December 31, 2016, which were converted to common stock prior to December 31, 2016.

	December 31, 2015
Description	Level 1	Level 2	Level 3	Gains (Losses)(2)
Derivative liability on conversion feature	$-	$-	$472,967	$383,049
Derivative liability on warrants	-	-	139,192	106,829
Total	$-	$-	$612,159	$489,878

(2)	The gain on change in derivative liabilities of $964,751 presented in the statement of operations for the fiscal year ended December 31, 2015 also includes gains on derivatives associated with convertible promissory note balances outstanding at various dates during fiscal year 2015, which were converted to common stock prior to December 31, 2015.

Our Level 3 fair value liabilities represent contingent consideration recorded related to the embedded conversion features in the convertible notes issued in 2014 and 2015. The change in the balance of the conversion feature derivative liabilities and warrant liabilities during the fiscal years ended December 31, 2016 and 2015 was calculated using the Black-Scholes Model, which is classified as gain on change in derivative liabilities in the consolidated statement of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and risk-free interest rate, which do have observable Level 1 or Level 2 inputs.

During the year ended December 31, 2016, the Company converted all of the Series 3 and 4 convertible promissory notes (see Note 9) issued in 2015 into common stock, which gave rise to the fair value liabilities for the embedded conversion features. At conversion, the balance of the derivative liability of, $673,050 has been credited to additional paid in capital in the consolidated balance sheet.

During the year ended December 31, 2015, the Company converted all of the Series 1 convertible promissory notes (see Note 9) issued in 2014 into common stock, which gave rise to the fair value liabilities for the embedded conversion features. At conversion, the balance of the derivative liability of, $791,409 has been credited to additional paid in capital in the consolidated balance sheet. Additionally, the Series 2 convertible promissory notes derivative liability balance of $119,348 was also credited to additional paid in capital. The Series 2 notes embedded conversion features were classified as derivative liabilities solely due to “sequencing” such that, when the Series 1 notes were converted the Series 2 notes are no longer derivatives.

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

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived intangible asset, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. As of December 31, 2016, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

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

We evaluate the application of ASC 815-40-25 to the warrants to purchase common stock issued with the convertible notes, and determined that the warrants were required to be accounted for as derivatives due to the provisions in certain convertible notes that result in our being unable to determine if we have sufficient authorized shares to settle the instrument. See Note 10 for discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

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

Product Warranty:

Products are generally subject to a warranty period of the lesser of 12 months from start-up or 18 months from shipment. Warranty provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within stated specification. We assessed the historical claims and, in 2015, claims were insignificant. In 2016, product warranty claims were approximately 1% of total annual revenue. We will continue to assess the need to record a warranty accrual at the time of sale going forward. Accordingly, a provision of $85,000 and $0 was established for 2016 and 2015 respectively.

Concentrations:

Two customers accounted for 14% and 10% of the Company’s revenue for the year ended December 31, 2016. One customer accounted for 10% of the Company’s revenue for the year ended December 31, 2015.

The Company’s accounts receivable from two customers make up 39% and 29% of the total balance as of December 31, 2016. The Company’s accounts receivable from four customers made up 89% of the total balance as of December 31, 2015.

Product Development:

The Company accounts for product development cost in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). ASC 730-10 requires such costs be charged to expenses as incurred. Accordingly, internal product development costs are expensed as incurred. Third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2016 and 2015, we incurred $349,062 and $705,517, respectively, on product development, which is included in the consolidated statements of operations.

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

Share-based payments to employees for compensation and nonemployees for services provided to the Company totaled $4,028 and $127,493 for the years ended December 31, 2016 and 2015, respectively.

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

We must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, we establish a valuation allowance. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2016 and 2015. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its deferred tax assets in the future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about its future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

We recognize in the financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. We do not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of fiscal year end December 31, 2016 or 2015, nor were any penalties or interest costs included in expense for the years ended December 31, 2016 and 2015.

The years under which we conducted our evaluation coincided with the tax years currently still subject to examination by major federal and state tax jurisdictions, those being 2010 through 2016 for federal purposes and 2014 through 2016 for state purposes.

Comprehensive Income (Loss):

Comprehensive income (loss) represents the change in shareholders’ equity (deficit) of an enterprise, other than those resulting from shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss). For the years ended December 31, 2016 and 2015, the Company’s comprehensive loss is the same as its net loss.

Basic and Diluted Net Loss per Common Share:

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. As of December 31, 2016, the Company had approximately 11,400,000 common stock equivalents.

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

Recent Accounting Pronouncements:

In January 2017, the FASB issued Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). This ASU requires changes in the presentation of certain items in the statement of cash flows including but not limited to debt prepayment or debt extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. This guidance will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, will require adoption on a retrospective basis and will be effective for the Company on January 1, 2018. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments within this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). However, a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is designed to address simplification of several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption of this ASU is permitted and would be applied on a retrospective basis back to the beginning of fiscal year that included any such interim period in which early adoption was elected. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 simplifies the subsequent measurement of inventory by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method (RIM). Entities that use LIFO or RIM will continue to use existing impairment models (e.g., entities using LIFO would apply the lower of cost or market test). The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, issued as a new Topic, ASC Topic 606. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2015-14, issued in August 2015, deferred the effective date of ASU 2014-09 to the first quarter of 2018, with early adoption permitted in the first quarter of 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. We are currently evaluating the potential effects of adopting the provisions of these updates.

●	ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

●	ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing;

●	ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and

●	ASU No. 2016-19, Technical Corrections and Improvements

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $3,300,000 for the year ended December 31, 2016, and had an accumulated deficit of approximately $14,340,000 as of December 31, 2016. Since inception, the Company has financed its activities principally through debt and equity financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party content providers, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfil its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, management has undertaken several initiatives, including the raising of additional financing subsequent to year end:

In November and December 2016 and January and February 2017, the Company was successful in negotiating the extinguishing its convertible promissory notes with the issuance of shares of its common stock (See Note 16 - Subsequent Events.

In March 2017, the Company raised $2,685,000 through a private placement sale of 16,781,250 shares of the Company’s common stock to accredited investors (see Note 16 - Subsequent Events).

There can be no assurance however that such financing will be available in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2017 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern through its major shareholder(s), or through other avenues.

NOTE 3 - INVENTORY

Inventory consisted of the following as of December 31,:

	2016	2015
Finished goods	$591,564	$619,319
Work in progress	16,518	43,466
Raw materials	187,192	599,017
Reserve for Excess & Obsolete Inventory	(47,369)	-
Total inventory	$747,905	$1,261,802

Overhead expenses of $26,764 and $73,125 were included in the inventory balance as of December 31, 2016 and 2015, respectively. This includes depreciation expense of $417 and $5,869 as of December 31, 2016 and 2015, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31,:

	2016	2015
Furniture and equipment	$171,709	$168,899
Molds	31,063	31,063
Vehicles	15,000	62,286
Leasehold Improvements	38,101	35,804
	255,873	298,052
Accumulated depreciation	(162,308)	(135,522)
Property and equipment, net	$93,565	$162,530

Depreciation expense amounted to $55,296 for the year ended December 31, 2016, of which $8,349 was allocated to cost of revenue and inventory. Depreciation expense amounted to $59,168 for the year ended December 31, 2015, of which $16,322 was allocated to cost of revenue and inventory.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31,:

	2016	2015
Intellectual property	$48,004	$22,712
Accumulated amortization	(11,623)	(6,312)
	36,381	16,400
Goodwill	631,064	631,064
Intangible assets, net	$667,445	$647,464

Goodwill of an acquired company is neither amortized nor deductible for tax purposes and is primarily related to expected improvements in sales growth from future product and service offerings, new customers and productivity.

Intangible assets have an estimated life of 5 years. Amortization expense for the intangible assets was $5,311 and $4,100 for the years ended December 31, 2016 and 2015, respectively.

Expected future amortization expense of acquired intangible assets as of December 31, 2016 is as follows:

Year Ended December 31,
2017	$4,757
2018	4,757
2019	4,757
2020	4,757
Total	$19,028

NOTE 6 - PATENTS AND TRADEMARKS

Surna relies on a combination of patent and trademark rights, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with its employees and others to establish and protect its intellectual property rights. As of December 31, 2016, the Company has eight pending patent applications and four issued patents. The pending patent applications are a combination of PCT, utility and design patent applications that are directed to certain core Company technology. The Company’s four issued patents are U.S. design patents related to the Company’s Reflector. The U.S. design patents provide protection for 14 years from the date of issue. Utility patents provide protection for 20 years from the earliest non-provisional application filing date. The Company has registered trademarks for its core brand (“Surna”), including the wordmark alone, the associated logo, and the combined wordmark and logo in the United States. The wordmark is also registered in the European Union and is pending registration in Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31,:

	2016	2015
Accounts payable	$1,020,224	$1,849,544
Sales commissions payable	40,736	73,711
Sales tax payable	23,631	65,758
Accrued payroll liabilities	43,573	34,965
Other accrued expenses	209,689	42,825
Total	$1,337,853	$2,066,803

NOTE 8 - RELATED PARTY TRANSACTIONS

In July of 2014 the Company issued a $250,000 promissory note (“Hydro2 Note”) to Stephen and Brandy Keen. Stephen Keen was the Chief Executive Officer at the time of the note, and is now Director of Technology, and his wife, Brandy, who is Vice President of Sales as part of the purchase price of Hydro Innovations. On April 15, 2016 (the “Effective Date”) the parties entered into an amendment to the original agreement (the “Amendment”). In accordance with the terms of the Amendment, the Company made a payment of $100,000 on or around the Effective Date which resulted in the reduction of the outstanding balance from $194,514 to $94,514. Additionally, pursuant to the Amendment, the Company was not obligated to make further payments until July 2016 at which time the Company resumed monthly payments equal to $5,000 per month. The interest rate remained at 6% per annum. The parties agreed that the note no longer had to be paid in full by July 18, 2016 and no default had occurred. As of December 31, 2016, the Hydro2 Note had a balance of $69,383 with $57,398 and $11,985 reflected on the balance sheet as current and long-term respectively.

As of December 31, 2015, there was a deferred compensation balance of $25,600 due to Stephen and Brandy Keen. This balance was paid in full during 2016.

During the year ended December 31, 2015, $194,958 of debt due to the Company’s former Chief Executive Officer, Tom Bollich, was retired for a one-time, immediate cash payment of $100. The related party extinguishment has been recognized as a credit to additional paid in capital.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

The following table summarizes the convertible promissory notes for the years ended December 31, 2016 and 2015:

	Series 1	Series 2	Series 3		Series 4		Total
Balance January 1, 2015	$1,336,783	$1,625,000	$		$		$2,961,783
Additions		911,250		711,000		103,273	1,725,523
Conversions	(1,336,783)						(1,336,783)
Balance December 31, 2015	-	2,536,250		711,000		103,273	3,350,523
Discounts and deferred finance charges							(1,598,940)
Convertible notes payable, net							1,751,583
Less current portion - December 31, 2015							1,227,761
Long-term portion - December 31, 2015							$523,822

Balance January 1, 2016							$3,350,523
Conversions							(2,570,523)
Balance December 31, 2016							780,000
Discounts and deferred finance charges							(18,560)
Convertible notes payable, net							761,440
Less current portion - December 31, 2016							761,440
Long-term portion - December 31, 2016							$-

Conversions:

During the year ended December 31, 2015, the Company issued 25,169,786 shares of its common stock in connection with conversions of the Series 1 Notes for $1,336,783 principal amount and $216,141 accrued interest. The total of $1,668,267 was allocated to common stock and additional paid in capital because of the conversion.

During the year ended December 31, 2016, the Company issued 17,888,828 shares of its common stock in connection with the conversions of the Series 3 & 4 notes for $814,273 and $74,632 accrued interest. The total of $888,905 was allocated to common stock and additional paid in capital as a result of the conversion.

The Company entered into negotiations with certain of the Series 4 noteholders for them to convert principal and interest into shares of the Company’s common stock. As an incentive for them to convert, the Company agreed to amend the notes and the warrants

During the year ended December 31, 2016, the Company entered into note conversion and warrant amendment agreements (each, an “Agreement” and together, the “Agreements”) to: (i) amend the convertible promissory notes – series 2 (Original Notes”) to reduce the conversion price of such holder’s Original Note and simultaneously cause the conversion of the outstanding amount under such Original Note into shares of common stock of the Company (“Conversion Shares”); and (ii) reduce the exercise price of the original warrant (“Original Warrants” and together with an amended notes and the amended warrants, the “Amendments”). Each Agreement has been privately negotiated so the terms vary. Pursuant to the Agreements, the Original Notes have been amended to reflect a reduced conversion price per share between $0.09 and $0.22. Additionally, pursuant to the Agreements, the Original Warrants have been amended to reflect a reduced exercise price per share between $0.30 and $0.35, except for one Original Warrants to reflect a reduced exercise price of $0.15 per share.

Pursuant to the Agreements, the Company has (i) converted Original Notes with an aggregate outstanding principal amount of approximately $1,756,250 and accrued interest of $399,063, of the total principal amount under the Original Notes, (ii) issued 14,871,781 shares of the Company’s common stock in connection with the conversion of such Original Notes and (iii) amended Original Warrants to reduce their exercise price.

The Company has accounted for the Amended agreements as debt extinguishment in accordance with ASC 470 - Debt section 470-50-40-2 where by the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during for the year ended December 31, 2016. The following details the calculation of the loss on extinguishment of the notes payable – series 2:

Carrying Amount of debt
Principal converted	$1,756,250
Interest converted	399,063
Unamortized debt discount	(51,208)
2,104,105
Reacquisition price of debt
Fair value of shares issued	2,346, 240
Warrant modification value	96,106
2,442,346
Loss on Extinguishment	$(338,241)

Convertible Promissory Notes – Series 1

During the period ended December 31, 2014, the Company issued Series 1 convertible promissory notes (“Series 1 Notes”) in the aggregate principal amount of $1,336,783. The Series 1 Notes (i) were unsecured, (ii) bore interest at the rate of 10% per annum, and (iii) were due two years from the date of issuance. The Series 1 Notes were convertible at any time at the option of the investor into a number of shares of the Company’s common stock that is determined by dividing the amount to be converted by the lesser of (i) $1.00 per share or (ii) eighty percent (80%) of the prior thirty-day weighted average market price for the Company’s common stock. During the fiscal year ended December 31, 2015, all of the Series 1 Notes were converted into 25,169,786 shares of common stock.

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

The initial fair value of the embedded debt derivative of $1,324,283 was allocated as a debt discount and a conversion feature derivative liability. The debt discount was being amortized over the two-year term of the Series 1 Notes. Upon conversion of each Series 1 Note, the unamortized portion of the debt discount was recorded as amortization of debt discount on convertible notes. The Company recognized a charge of $916,094 for the year ended December 31, 2015 for amortization of this debt discount.

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

The gross proceeds from the sale of the Series 2 Notes are recorded net of a discount related to the conversion feature of the embedded conversion option. When the fair value of conversion options is in excess of the debt discount the amount has been included as a component of interest expense in the statement of operations. The fair value of the embedded conversion option and the fair value of the warrants underlying the Series 2 Note issued at the time of their issuance were calculated pursuant to the Black-Scholes Model. The fair value was recorded as a reduction to the Series 2 Notes payable and was charged to operations as interest expense in accordance with the effective interest method within the period of the Series 2 Notes. Transaction costs are apportioned to Series 2 Notes payable, common stock, warrants and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock are immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations. Any non-cash issuance costs are accounted for separately and apart from the allocation of proceeds. However, if the non-cash issuance costs are paid in the form of convertible instruments, the convertible instruments issued are subject to the same accounting guidance as those sold to investors after first applying the guidance of ASC 505-50 (Stock-Based Compensation Issued to Nonemployees). There were no non-cash issuance costs.

Convertible Notes – Series 3

Starting in the third fiscal quarter of 2015, the Company entered into Securities Purchase Agreements (the “SPAs”) with three accredited investors (each a “Purchaser” and together the “Purchasers”), pursuant to which the Company sold and the Purchasers purchased convertible notes with a one year term in the aggregate original principal amount of $711,000, with an aggregate original issue discount of $61,000 (each a “Note” and together the “Notes”), and warrants to purchase up to an aggregate of 2,625,000 shares of the Company’s common stock, subject to adjustment, for aggregate cash proceeds of $656,250. The conversion price is equal to 80% of the lowest trading price of our common stock as reported on the OTCQB for the fifteen prior trading days. These convertible notes and the Amended 2015 Note (see Note 9) have an embedded conversion option that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability upon issuance of the Notes.

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

Convertible Note – Series 4

On December 18, 2015, the July 2015 Secured Note (see Note 9) balance of $103,319 ($100,273 principal and accrued interest of $3,046) was mutually extended to a new Maturity Date from December 22, 2015 to April 30, 2016 (the “Amended 2015 Note”). In consideration of the extension the Company amended the terms to include a conversion feature. The Amended 2015 Note is convertible into shares of our common stock at any time following the Extension and Amendment Agreement date. The conversion price is equal to 70% of the lowest trading price of our common stock as reported on the OTCQB for the twenty prior trading days.

The Amended 2015 Note has an embedded conversion option that qualifies for derivative accounting and bifurcation under ASC 815-15 Derivatives and Hedging. Pursuant to ASC 815, “Derivatives and Hedging”, the Company recognized the fair value of the embedded conversion feature as a derivative liability when the Amended 2015 Note became convertible on December 18, 2015. The increase in the fair value of the embedded note conversion liability was $78,155, calculated using the Black-Scholes Option Pricing Model. In accordance with ASC 470, since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment as a debt extinguishment. Accordingly, for the year ended December 31, 2015, the Company recorded a $78,155 loss on extinguishment of debt in the consolidated statement of operations.

For the year ended December 31, 2016 and 2015, the Company recognized amortization expense for the debt discounts on the convertible promissory notes of $1,529,219 and $2,220,115, respectively. Also, for the years ended December 31, 2016 and 2015, the Company recognized interest expense for the convertible promissory notes of approximately $500,000 and $429,561, respectively.

NOTE 10 - DERIVATIVE LIABILITIES

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

Additionally, the Series 3 and 4 convertible promissory notes discussed in Note 10 have a variable conversion price, which results in a variable number of shares needed for settlement that gave rise to a derivative liability for the embedded conversion feature. Both the variable conversion price in the Series 3 convertible notes as well as a “Half Ratchet” or “Down Round Protection” clause in the warrant agreements require classification of the warrants as a derivative liability. The fair value of the conversion feature derivative liability and the warrant liability are recorded and shown separately under current liabilities. Changes in the fair values of the derivative liabilities related to the embedded conversion feature and the warrants are recorded in the statement of operations under other income (expense). At conversion, the balance of the derivative liability of $673,050 was credited to additional paid in capital in the consolidated balance sheet.

The following table sets forth movement in the derivative liability from the initial measurement at issuance date through December 31, 2016:

Balance December 31, 2014	$1,151,870
Initial measurement at issuance date of convertible promissory notes	1,335,797
Change in derivative liability, net	(1,875,508)
Balance December 31, 2015	612,159
Change in derivative liability, net	(134,345)
Balance December 31, 2016	$477,814

NOTE 11 - VEHICLE LOAN

During the year ended December 31, 2014, the Company financed a vehicle. The original balance of the loan was $47,286. The balance of the loan as of December 31, 2015 was $34,115. In January 2016, the Company paid the balance of the loan in full.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company holds a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet. The lease term extends through April 1, 2017. The Company is in the process of negotiating a 90-day extension for our expired lease. We are in the process of evaluating our future office and warehouse needs, so we plan to continue with 90-day extensions under our expired lease agreement until we determine our office and warehouse requirements.

Rent expense for office space amounted to $237,552 and $237,617 for the years ended December 31, 2016 and 2015, respectively.

Employment agreements

The Company has employment agreements with Brandy Keen as its Vice President of Sales and Stephen Keen as its Director of Technology to pay each an annual base salary of $96,000. The Company agreed to employ Mr. and Ms. Keen for a period of three years beginning on July 25, 2014. Notwithstanding the 3-year term, each of the Keens’ employment agreements are at-will and may be terminated at any time, with or without cause. The committed amount payable over the remaining term of the Keens’ agreements totals $112,000.

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

NOTE 13 - PREFERRED AND COMMON STOCK

Preferred Stock

As of December 31, 2016 and 2015, there were 77,220,000 shares of Series A Preferred Stock issued and outstanding, respectively. The Series A Preferred Stock has no conversion rights, liquidation priorities, or other preferences; it only has voting rights equal to the common stock.

Common Stock

During the year ended December 31, 2016, the Company issued shares of its common stock as follows:

A total of 46,045 shares were issued to any employee for compensation

A total of 1,493,400 shares were issued for the exercise of stock options

A total of 33,365,609 shares were issued for the conversion the convertible promissory notes (See Note 9_ - Convertible Promissory notes).

During the year ended December 31, 2015, the Company issued shares of its common stock as follows:

A total of 1,000,000 shares were issued in connection with a consulting agreement. These shares, valued at $330,000, were authorized in 2014 and deemed issued as of December 31, 2014, however were not issued by the stock transfer agent until January 7, 2015. The consulting agreement called for the consultant to provide business advisory and related consulting services, including but not limited to: study and review of the business, operations, and financial performance and development initiatives, and formulating the optimal strategy to meet working capital needs.

A total of 4,556,250 shares were issued in connection with the issuance of convertible promissory notes. (See Note 9 – Convertible Promissory Notes.) $427,448 of the proceeds, which is net of transaction costs of $19,042, was allocated to common stock and additional paid in capital.

A total of 25,169,786 shares were issued as a result of conversions of Series 1 convertible promissory notes. (See Note – 9 Convertible Promissory Notes.) $1,668,267 of the proceeds was allocated to common stock and additional paid in capital.

A total of 21,408,023 shares were transferred to the Company. This transfer was not the result of any agreements between the Company and the individual. On August 11, 2015, the Company authorized cancellation of the shares.

A total of 539,028 shares were issued to employees as compensation.

A total of 866,571 shares were issued for nonemployee services provided to the Company.

A total of 2,625,000 shares were issued for the exercise of stock options. In December 2015, stock option holders gave the Company notice of their intent to exercise the options to purchase the Company’s common shares. The issuance was accounted for as though completed in 2015, however the issuance of those shares was not actually completed until subsequent to December 31, 2015.

NOTE 14 - WARRANTS AND OPTIONS

Warrants for common stock

Warrant activity during the years ended December 31, 2016 and 2015 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding and exercisable December 31, 2014	1,625,000	$3.00	$515,125
Granted (with Series 2 convertible notes)	911,250	3.00
Granted (with Series 3 convertible notes)	2,625,000	0.25
Exercised	-	-
Expired	-	-
Outstanding and exercisable December 31, 2015	5,161,250	$0.70	$350,788
Exercised	-
Expired	-
Outstanding and exercisable December 31, 2016	5,161,250	$0.70	$1,032,250

As of December 31, 2016, there were outstanding warrants to purchase an aggregate of 5,161,250 shares of common stock. The warrants expire between October 2018 and September 2020. Those issued in connection with the Series 2 convertible promissory notes expire within four years from the date of issue. Those issued in connection with the Series 3 convertible promissory notes expire five years from the issuance date.

Stock Option Plan

At the closing of the merger with Safari Resource Group, Safari had stock options that had previously been granted to its founders totaling 10,000 shares, and were fully vested. At the date of grant, Safari had no operations and nominal assets. As a result, the options were deemed to have no value and no charge was made to the income statement. The options were converted at the same rate as the common shares resulting in 10,296,000 options, with an exercise price of $0.00024. In the years ended 2016 and 2015, stock option holders exercised 1,493,400 and 2,625,000 stock options respectively. No new options were granted during the year ended December 31, 2016 or the year ended December 31, 2015.

The following table summarizes our stock option activity:

	Number of Options	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2014	10,296,000	$-
Options granted	-	0.00024
Options exercised	(2,625,000)	-
Options forfeited	-	-
Outstanding as of December 31, 2015	7,671,000	$0.00024
Options granted	-	-
Options exercised	(1,493,400)	0.00024
Options forfeited	-	-
Outstanding as of December 31, 2016	6,177,600	$0.00024

The Company’s stock option activity and related information for 2016 and 2015 is summarized as follows:

	Year Ended December 31, 2016				Year Ended December 31, 2015
			Weighted				Weighted
			Average				Average
		Weighted	Remaining			Weighted	Remaining
	Number	Average	Contractual	Aggregate	Number	Average	Contractual	Aggregate
	of Options	Exercise Price	Term (in years)	Intrinsic Value	of Options	Exercise Price	Term (in years)	Intrinsic Value

Options outstanding, beginning of year	7,671,000,	$0.00024	1.2	$536,970	10,296,000	$0.00024	2.2	$3,263,832
Options granted	-	-	-	-	-	-	-	-
Options exercised	(1,493,400)	0.00024	-	119,966	(2,625,000)	0.00024	-	183,750
Options canceled	-	-	-	-	-	-	-	-
Options outstanding, end of year	6,177,600	$0.00024	.2	$1,155,211	7,671,000	$0.00024	1.2	$536,970

Vested and exercisable and expected to vest, end of year	6,177,600	$0.00024	.2	$1,155,211	7,671,000	$0.00024	1.2	$536,970

(1)	The stock options outstanding were issued under the 2014 Stock Ownership Plan of Safari. Upon the acquisition of Safari on March 26, 2014, the existing stock options in Safari were converted into stock options in Surna. All options were fully vested at the date of the acquisition. Accordingly, there was no unrecognized compensation. The options expire in March 2017.

Stock options outstanding and exercisable as of December 31, 2016 are as follows:

	Options Outstanding			Options Exercisable
Weighted
			Average		Weighted
		Weighted	Remaining		Average
		Average	Contractual		Weighted
Exercise	Number	Exercise	Term	Number	Exercise
Price	Outstanding	Price	(in years)	Exercisable	Price

$0.00024	6,177,600	$0.00024	.2	6,177,600	$0.00024

NOTE 15 - INCOME TAXES

In 2016 and 2015, we recorded net tax provisions of nil.

The components of the provision for income taxes, net for the fiscal years ended December 31, 2016 and 2015 are:

	2016	2015
Current taxes:
U.S. Federal	$-	$-
U.S. State	-	-
International	-	-
Current taxes	-	-
Deferred taxes:
U.S. Federal	-	-
U.S. State	-	-
International	-	-
Deferred taxes	-	-
Provision for income taxes, net	$-	$-

Differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes are comprised of the follow items:

	2016	2015
Income taxes computed at the federal statutory rate	$(1,021,000)	$(1,801,000)
Effect of:
State taxes, net of federal benefits	(92,000)	(162,000)
Loss of net operating losses from discontinued operations		-
Loss of net operating losses due to 382 limitations		596,000
Nondeductible expenses	717,000	501,000
Other, net	122,000	114,000
Change in valuation allowance	274,000	752,000
Total	$-	$-

As of December 31, 2016, the Company has approximately $ in net operating losses carried forward for federal and state income tax purposes, which will expire, if not utilized, in 2035.

As a result of the Safari acquisition (see Note 1), there was a change of control (greater than 50% ownership change) and a change in lines of business, thus utilization of prior year net operations losses will be limited.

Deferred income tax assets as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating losses	$3,762,000	$2,155,000
Consultant Expenses	-	7,000
Other items	19,000	12,000
Total deferred tax assets	3,781,000	2,052,000
Deferred tax liabilities
Federal utilization of state benefits	(154,000)	(82,000)
Fixed asset basis difference	(14,000)	(41,000)
Consulting expense	(25,000)
Total deferred tax liabilities	(193,000)	(115,000)
Net deferred tax assets before valuation allowance	3,588,000
Less valuation allowance	(3,588,000)	(2,052,000)
Net Deferred tax assets	$-	$-

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for the calendar year 2009 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods. We have filed our past years’ federal corporate income tax returns from 2009 through 2015and may be subject to penalties, as described below, for non-compliance; however, we believe that we had no taxable income in US or in any foreign jurisdiction. We are in process of completing our US federal tax return for 2016 and state tax returns for years 2009 through 2016.

The Company also has net operating loss carryforwards of approximately $9,737,098 included in the deferred tax asset table above for 2016 and 2015, respectively, However, due to limitations of carryover attributes , it is unlikely the company will benefit from these NOL’s and thus Management has determined a 100% valuation reserved is required. .

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code.

The Company has been penalized by the Internal Revenue Service for failure to file its Foreign Form 5471, Information Return of U.S. Persons With Respect To Certain Foreign Corporations for the years 2009 through 2014 on a timely basis . The Penalties are approximate $120,000. The Company has requested the penalties be abated to the Internal Revenue Service and believes the Penalties will be abated for reasonable cause, but no assurance can be relied upon until the Internal Revenue Service acts upon the request.

NOTE 16 - SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through March 31, 2017, the date the financial statements were available to be issued. The following events occurred after December 31, 2016

As described in Note 9 – Convertible Promissory Notes, the Company entered negotiations to extinguish its Convertible Promissory notes. Subsequent to December 31, 2016, the Company extinguished $761,440 and $161,031 of convertible promissory notes, net and convertible accrued interest, respectively. The promissory notes and interest were extinguished by the issuance of approximately 3,416,612 shares of the Company’ common stock and cash payments of approximately $314,000.

In January, 2017, the Company received a payment to settle a note receivable plus accrued interest totaling $100,000 which was included in our Notes Receivable balance as of December 31, 2016.

March 2017, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “Investors”). The Company issued an aggregate of 16,781,250 investment units (the “Units”), for aggregate gross proceeds of $2,685,000. Each Unit consists of one share of the Company’s common stock and one warrant for the purchase of one share of Common Stock.

In March 2017, the Company issued a two promissory note, with identical terms, in the amount of $268,750, or $537,200 in total, with an interest rate of 6% per annum. The promissory note and all accrued interest are due and payable on November 9, 2017.

In March 2017, the Company’s CEO completed certain milestones as to restricting the Company’s convertible promissory notes and raised approximately $2,700,000 through a private placement of the Company’s common stock. Upon completion of these milestones certain shareholders, of the Company, transferred 3,088,800 options to purchase the Company’s common stock, at $0.00024 per share, to the Company’s CEO as a bonus. In the first quarter of 2017, the Company will record as compensation expense, the fair value of these options as of the date of transfer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: March 31, 2017	By:	/s/ Trent Doucet
Trent Doucet
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	By:	/s/ Brandy Keen
Brandy Keen, Secretary and Director

Dated: March 31, 2017	By:	/s/ Trent Doucet
Trent Doucet, Chief Executive Officer, President, Director (Principal Executive Officer)

Dated: March 31, 2017	By:	/s/ Stephen Keen
Stephen Keen, Director

Dated: March 31, 2017	By:	/s/ Dean S Skupen
Dean S Skupen
Principal Financial and Accounting Officer

Dated: March 31, 2017	By:	/s/ Morgan Paxhia
Morgan Paxhia
Director

Dated: March __, 2017	By:
Timothy Keating
Director

35

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Membership Interest Purchase Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

2.2	Agreement and Plan of Merger (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

2.3	Modification and Amendment to the Membership Interest Purchase Agreement among Brandy Keen and Stephen Keen and Surna Inc. dated as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 29, 2014).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

3.1(b)	Amended Articles of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 16, 2011).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

3.2*	Bylaws of Surna Inc., as amended.

4.1	Form of Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 21, 2014).

4.2	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on January 28, 2010).

4.3	Exclusive License Agreement (incorporated herein by reference to Exhibit 2.2 to the Company’s Report on Form 8-K as filed with the Securities and Exchange Commission on April 4, 2014).

4.4	Separation Agreement among the Company, Surna Media Inc., Lead Focus Limited and certain creditors of Surna Media Inc. dated as of June 30, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 7, 2014).

4.5	Membership Interest Transfer and Assignment Agreement (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on May 12, 2014).

4.6	Modification and Amendment to the Membership Interest Purchase Agreement effective as of July 1, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014.

10.1+	Executive Employment Agreement between Surna Inc. and Brandy Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014).

10.2+	Executive Employment Agreement between Surna Inc. and Stephen Keen effective as of July 25, 2014 (incorporated herein by reference to Exhibit 2.1(a) to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 30, 2014).

10.3+	Executive Employment Agreement between Surna Inc. and David W. Traylor effective as of December 8, 2014 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on December 12, 2014).

10.4+	Executive Employment Agreement between Surna Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

10.5+	Executive Officer Confidentiality, Non-Competition, and Non-Solicitation Agreement between Surna Inc. and Bryon Jorgenson effective as of January 5, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 8, 2015).

36

10.6	Membership Interest Purchase Agreement between Surna Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of January 7, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 9, 2015).

10.7	Agreement for Professional Services (estimate 1368) between Surna Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.8	Agreement for Professional Services (estimate 1369) between Surna Inc. and CWNevada, LLC, dated as of January 12, 2015 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 13, 2015).

10.9	Addendum to the Membership Interest Purchase Agreement between Surna Inc., Jim Willett, Forbeez Capital, LLC, and Agrisoft Development Group, LLC dated as of February 23, 2015 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 27, 2015).

10.10	Memorandum of Understanding dated June 11, 2015 by and between Surna Inc., and Kind Agrisoft, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2015).

10.11	Security Agreement dated June 23, 2015 by and between Surna Inc., and Kind Agrisoft, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 25, 2015).

10.12	Letter regarding Settlement and Satisfaction of Debts to Tom Bollich (incorporated herein by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 12, 2015).

10.13	Promissory Note Amendment effective April 15, 2016 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2016).

10.14	Consulting Agreement effective August 12, 2016 (incorporated by reference to Exhibit 10.2 attached to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, as filed with the SEC on August 15, 2016).

10.15*	Form of Note Conversion and Warrant Amendment Agreement

10.16*	Purchase Agreement between Surna Inc. and Sante Veritas Therapeutics Inc., dated February 21, 2017.

10.17*	Form of Securities Purchase Agreement

10.18*	Board of Directors Agreement between Surna Inc. and Timothy J. Keating, dated March 7, 2017.

21.1*	Subsidiaries

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

37