Form 10-Q
period 2017-03-31
Surna Inc.
filed 2017-05-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

As of May 10, 2017 there were 183,294,028 shares of the registrant’s common stock outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section entitled “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets
Cash	$1,969,145	$319,546
Accounts receivable (net of allowance for doubtful accounts of $91,000 and $91,000 respectively)	63,183	47,166
Notes receivable	80,000	157,218
Inventory	774,044	747,905
Prepaid expenses	125,191	84,976
Total Current Assets	3,011,563	1,356,811

Noncurrent Assets
Property and equipment, net	83,002	93,565
Intangible assets, net	670,732	667,445
Total Noncurrent Assets	753,734	761,010

TOTAL ASSETS	$3,765,297	$2,117,821

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$1,076,205	$1,337,853
Deferred revenue	924,861	1,421,344
Notes Payable, net	475,559	-
Amounts due shareholders	69,383	57,398
Convertible promissory notes, net	-	761,440
Convertible accrued interest	-	161,031
Derivative liability on warrants	422,814	477,814
Total Current Liabilities	2,968,822	4,216,880

Noncurrent Liabilities
Amounts due shareholders-long term	-	11,985
Total Noncurrent Liabilities	-	11,985

TOTAL LIABILITIES	2,968,822	4,228,865

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 183,294,028 and 160,744,916 shares issued and outstanding, respectively	1,832	1,607
Paid in capital	16,130,912	12,222,789
Accumulated deficit	(15,337,041)	(14,336,212)
Total Shareholders’ Equity (Deficit)	796,475	(2,111,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,765,297	$2,117,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Revenue	$1,593,092	$2,498,604
Cost of revenue	1,164,756	1,409,944
Gross margin	428,336	1,088,660

Operating expenses:
Advertising and marketing expenses	106,205	48,065
Product development costs	93,789	106,279
Selling, general and administrative expenses	817,960	569,337
Total operating expenses	1,017,954	723,681

Operating income (loss)	(589,618)	364,979

Other income (expense):
Interest and other income, net	2,951	6,164
Interest expense	(27,114)	(272,972)
Amortization of debt discount on convertible promissory notes	(27,048)	(422,668)
Loss on extinguishment of debt	(415,000)	-
(Loss) gain on change in derivative liabilities	55,000	(421,717)
Total other expense	(411,211)	(1,111,193)

Loss from continuing operations before provision for income taxes	(1,000,829)	(746,214)

Provision for Income taxes	-	-

Net loss	(1,000,829)	(746,214)

Other comprehensive income (expense)	-	-
Comprehensive loss	$(1,000,829)	$(746,214)

Loss per common share – basic and dilutive	$(0.01)	$(0.01)

Weighted average number of shares outstanding, both basic and dilutive	168,224,209	130,268,814

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Three Months Ended March 31, 2017

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2016	77,220,000	$772	160,744,916	$1,607	$12,222,789	$(14,336,212)	$(2,111,044)
Common shares issued on conversion of debt and accrued interest, net of unamortized debt discount	-	-	5,001,554	50	995,105	-	995,155
Value attributed to modification of warrants	-	-	-	-	59,000	-	59,000
Common shares issued as compensation for services	-	-	740,000	7	130,062	-	130,069
Common shares issued in connection with issuance of notes payable	-	-	250,000	3	39,121	-	39,124
Common shares issued for cash	-	-	16,781,250	167	2,684,833	-	2,685,000
Other common shares			(223,692)	(2)	2		0
Net loss	-	-		-	-	(1,000,829)	(1,000,829)
Balance March 31, 2017	77,220,000	$772	183,294,028	$1,832	$16,130,912	$(15,337,041)	$796,475

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,000,829)	$(746,214)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	11,752	13,579
Amortization of debt discounts on convertible notes	20,181	422,668
Amortization of original issue discount on notes payable	7,663	25,576
(Gain) loss on change in derivative liability	(55,000)	421,717
Compensation paid in stock	130,069	3,048
Non-cash interest expense	-	141,228
Provision for doubtful accounts	-	44,127
Loss on extinguishment of debt	415,000	-
Changes in operating assets and liabilities:
Accounts and note receivable	3,856	(44,284)
Inventory	(26,139)	188,229
Prepaid expenses	(60,088)	113,700
Accounts payable and accrued liabilities	(266,065)	(314,778)
Deferred revenue	(496,483)	409,373
Accrued interest	(22,060)	105,955
Deferred compensation	-	(8,250)
Other liabilities	-	(1,294)
Cash (used in) provided by operating activities	(1,338,143)	774,380

Cash Flows From Investing Activities:
Purchase of intangible assets	(4,476)	(3,006)
Purchase of property and equipment	-	(8,351)
Proceeds from the sale of property and equipment	-	31,000
Cash received on note receivable	77,218	50,000
Cash provided by investing activities	72,742	69,643

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	358
Cash proceeds from sale of stock and warrants	2,685,000	-
Payments on convertible notes payable	(270,000)	-
Proceeds from issuance of notes payable	500,000	-
Payments on loans	-	(34,115)
Cash provided by (used in) financing activities	2,915,000	(33,757)

Net change in cash	1,649,599	810,266
Cash, beginning of period	319,546	330,557
Cash, end of period	$1,969,145	$1,140,823

Supplemental cash flow information:
Interest paid	$-	$26,126
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversions of promissory notes and accrued interest to common stock	$639,155	$504,756
Derivative liability on convertible promissory notes and warrants	$-	$431,259

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. incorporated in Nevada on October 15, 2009. On March 26, 2014, the Company acquired Safari Resource Group, Inc. (“Safari”), a Nevada corporation, whereby the Company became the sole surviving corporation after the acquisition of Safari. In July 2014, the Company acquired 100% of the membership interests in Hydro Innovations, LLC, a Texas limited liability company (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company. The Company engineers and manufactures innovative technology and products that address the energy and resource intensive nature of indoor cultivation. The Company is focused on supplying industrial solutions to commercial indoor cannabis cultivation facilities. The Company’s engineering team is tasked with creating novel energy and resource efficient solutions, including the Company’s proprietary liquid-cooled climate control platform. The Company’s engineers continuously seek to create technologies that allow growers to meet the specific demands of a cannabis cultivation environment through temperature, humidity, light, and process control. The Company’s objective is to provide intelligent solutions that improve the quality, control and overall crop yield and efficiency of indoor cannabis cultivation. The Company is headquartered in Boulder, Colorado. The Company does not cultivate or distribute cannabis.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a continuing basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $1,001,000 for the three months ended March 31, 2017, and had an accumulated deficit of approximately $15,337,000 as of March 31, 2017. Since inception, the Company has financed its activities principally through debt and equity financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party, suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. During the three months ended March 31, 2017, the Company extinguished convertible promissory notes in the principal amount of $510,000 through the issuance of shares of its common stock (See Note 2) and raised $2,685,000 in a private placement of the Company’s common stock and attached warrants to accredited investors (see Note 5).

The Company will need to raise debt and equity financing in the future in order to continue its operations, however, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. If results of operations for 2017 do not meet management’s expectations, or additional capital is not available, management believes the Company has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company is uncertain whether its cash balances and cash flow from operations will be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern from investors or through other avenues.

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

Use of Estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on the Company’s operating results. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, and valuation of deferred tax assets and liabilities.

Recent Accounting Pronouncements:

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business by adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Under ASU 2017-01, to be considered a business, the assets in the transaction need to include an input and a substantive process that together significantly contribute to the ability to create outputs. Prior to the adoption of the new guidance, an acquisition or disposition would be considered a business if there were inputs, as well as processes that when applied to those inputs had the ability to create outputs. Early adoption is permitted for certain transactions. Adoption of ASU 2017-01 may have a material impact on the Company’s consolidated financial statements if it enters into future business combinations.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments within this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. An entity will apply the amendments in this ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). However, a prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

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

In March, April, May, and December 2016, the FASB issued the following updates, respectively, to provide supplemental adoption guidance and clarification to ASU 2014-09. These standards must be adopted concurrently upon the adoption of ASU 2014-09. The Company is currently evaluating the potential effects of adopting the provisions of these updates.

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

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2017, the Company entered into note conversion and warrant amendment agreements (each an “Agreement” and together, the “Agreements”) to: (i) amend the convertible promissory notes – series 2 (“Original Notes”) to reduce the conversion price of such holder’s Original Note and simultaneously cause the conversion of the outstanding amount under such Original Note into shares of common stock of the Company (“Conversion Shares”); and (ii) reduce the exercise price of the original warrant (“Original Warrants” and together with the amended notes and the amended warrants, the “Amendments”). Each Agreement has been privately negotiated so the terms vary. Pursuant to the Agreements, the Original Notes have been amended to reflect a reduced conversion price per share between $0.09 and $0.22. Additionally, pursuant to the Agreements, the Original Warrants have been amended to reflect a reduced exercise price per share between $0.30 and $0.35, except for one Original Warrant to reflect a reduced exercise price of $0.15 per share. The term of one Original Warrant was also extended.

Pursuant to the Agreements, the Company (i) converted Original Notes with an aggregate outstanding principal amount of $510,000 and accrued interest of $129,150 in exchange for the issuance of 5,011,554 shares of the Company’s common stock, and (ii) amended Original Warrants to reduce their exercise price. During the three months ended March 31, 2017, the Company also made payments of $314,150 to settle convertible promissory notes in the principal amount of $270,000 and accrued interest of $44,150. As of March 31, 2017, the Company had no convertible notes outstanding.

The Company has accounted for the Agreements as debt extinguishment in accordance with ASC 470 - Debt section 470-50-40-2 where by the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during for the three months ended March 31, 2017. The following details the calculation of the loss on extinguishment of the notes payable – series 2:

Carrying amount of debt
Principal converted	$510,000
Accrued interest converted	134,553
Unamortized debt discount	(5,398)
Total carrying amount of debt	639,155
Reacquisition price of debt
Fair value of shares of common stock issued	995,155
Warrant modification value	59,000
Total reacquisition price of debt	1,054,155
Loss on extinguishment of debt	$(415,000)

NOTE 3 – PROMISSORY NOTES

In February 2017, the Company entered into a securities purchase agreement with two accredited investors for the issuance of promissory notes in the aggregate original principal amount of $537,500. In addition, each investor received 125,000 shares, an aggregate of 250,000, shares of the Company’s common stock. The notes are unsecured, bear interest at 6%, per annum and are due and payable, with all accrued interest, on November 9, 2017. The total proceeds were approximately $500,000 with an original issue discount of approximately $37,500. In accordance with ASU 470, the Company has allocated the cash proceeds amount between the debt and shares issued on a relative fair value basis. Based on relative fair value, the Company allocated approximately $461,000 and $39,000 to the promissory notes and the shares of common stock, respectively. The original issue discount of $37,500 and fair value of the shares issued of $39,000 are being amortized and expensed over the term of the loans. For the three months ended March 31, 2017, the amortization expense was approximately $14,000. In the event of a default under the terms of the promissory notes, the interest rate automatically increases to 18% per annum, until as such time the default event is cured. The events of default include suspension from trading of the Company’s common stock, failure to pay principal or interest when due, commencement of bankruptcy or insolvency proceedings or a change of control.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Stock Options of Former CEO

In March 2017, a former CEO of the Company requested to exercise an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $.00024 per share. The stock option expired in March 2017. The Company’s Board of Directors has not approved the request for the issuance of the common stock under the stock option. The Company’s Board of Directors is reviewing the agreements related to the stock option and the prior relationship between the Company and the former CEO.

NOTE 5 – SHAREHOLDERS’ EQUITY

Shares Issued as Compensation for Services

On March 14, 2017, Timothy J. Keating and the Company entered into a Board of Directors Agreement (the “Agreement”). Pursuant to the Agreement, as a non-executive director of the Company and non-employee Chairman of the Board, Mr. Keating is entitled to an annual retainer of $75,000, of which $60,000 is paid for serving as an independent director ($30,000 paid in cash and $30,000 paid in shares of common stock) and $15,000 is paid for serving as Chairman of the Board. The Company also issued Mr. Keating an equity retention payment of 1,400,000 shares of the Company’s restricted common stock (i) 700,000 shares which vested immediately (“Retention Shares”) and (ii) 700,000 shares (“Vesting Shares”) which will vest on March 1, 2018. In accordance with ASC 505-50 Stock-Based Compensation Issued to Nonemployees, the Retention Shares were valued, using the closing price for the Company’s common stock, as of the date of ratification for total value of approximately $122,000, which was expensed as compensation. The fair value of the Vesting Shares will be expensed on a prorated basis over the vesting period. The fair value will be equal to the fair value of the Vesting Shares on the date the service period ends. As of March 31, 2017, the fair value was estimated to be approximately $127,000. As of March 31, 2017, the compensation expense for the Vesting Shares was approximately $6,000.

During the three months ended March 31, 2017, the Company also issued 40,000 shares of common stock to an employee which were valued at $8,840 on the date of issuance.

Stock Options of Current CEO

In March 2017, in a private transaction, Stephen and Brandy Keen, principal shareholders of the Company (“Keens”), assigned to Trent Doucet, the Company’s current CEO, stock options to purchase an aggregate of 3,088,800 shares of the Company’s common stock at a purchase price of $0.00024 per share (the “Stock Option”). The Keens have informed the Company that they agreed to assign the Stock Options as an incentive (i) for the CEO to complete the negotiations with the Company’s existing convertible noteholders to convert their notes into shares of the Company’s common stock, and (ii) for the CEO to complete a private placement of the Company’s common stock of at least $2,225,000. The CEO thereupon delivered a purported notice of exercise of the Stock Option to the Company just prior to the expiration of the Stock Option. The Company erroneously reported in its Form 10-K for the year ended December 31, 2016 that 3,088,800 shares of common stock underlying the Stock Option had been issued during the three months ended March 31, 2017.

Prior to the Company’s acceptance of the notice of exercise and issuances of the shares in response thereto, in May 2017, Mr. Doucet and the Keens entered into a rescission agreement to nullify the March 2017 assignment transaction. Pursuant to its terms, the Stock Option has since expired.

Private Placement

In March 2017, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain accredited investors (the “Investors”). The Company issued an aggregate of 16,781,250 investment units (the “Units”), for aggregate gross proceeds of $2,685,000. Each Unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock; however, one investor declined receipt of the warrant to purchase 468,750 shares of the Company’s common stock.

Pursuant to each of the warrants, the holder thereof may, subject to the terms of the warrant, at any time on or after six months after the date of the warrant and on or prior to the close of business on the date that is the third anniversary of the date of the warrant, purchase up to the number of shares of the Company’s common stock as set forth in the respective warrant. The exercise price per share of the common stock under each warrant is $0.26, subject to adjustment as provided in the warrant. Each warrant is callable at the Company’s option commencing six months from the date of the warrant, provided the Company’s common stock trades at a volume weighted average price (“VWAP”) of $0.42 or greater (subject to adjustment) for five consecutive trading days (the “Call Condition”). Commencing at any time after the date on which the Call Condition is satisfied, the Company has the right, upon 30 days’ notice to the holder given not later than 30 trading days after the date on which the Call Condition is satisfied, to redeem the number of warrant shares specified in the applicable Call Condition at a price of $0.01 per warrant share, subject to the terms of the warrant.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated all subsequent events through May 10, 2017, the date the financial statements were available to be issued. The following significant events occurring after March 31, 2017 are discussed below.

Keen Consulting Agreement

On May 10, 2017, the Company’s board of directors approved a three-year consulting agreement between the Company and Stephen Keen, a principal shareholder of the Company and a former officer and director. Under the consulting agreement, Mr. Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000 per year. The consulting agreement also includes certain activity restrictions which prohibit Mr. Keen from competing with the Company. In connection with the execution of this consulting agreement, Mr. Keen resigned as a director of the Company on May 10, 2017. Mr. Keen’s employment with the Company ceased as of April 28, 2017.

Sterling Pharms Equipment Agreement

On May 10, 2017, the Company’s board of directors approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Mr. Keen, which operates a Colorado-regulated cannabis cultivation facility. Under this agreement, the Company has agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500. Also, under this agreement, Sterling has agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling has also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

On May 10, 2017, the Company entered into a three-year consulting agreement with Mr. Keen, a principal shareholder of the Company and a former officer and director (see Note 6-Subsequent Events-Keen Consulting Agreement). On May 10, 2017, the Company entered into a three-year equipment, demonstration and product testing agreement with Sterling, an entity controlled by Mr. Keen, which operates a Colorado-regulated cannabis cultivation facility (see Note 6-Subsequent Events-Sterling Pharms Equipment Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In addition to our historical unaudited condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

Overview

We develop, design, and distribute cultivation technologies for controlled environment agriculture (“CEA”). Our customers include state-regulated cannabis cultivation facilities as well as traditional indoor agricultural facilities, including organic herb and vegetable producers. Our technologies include a comprehensive line of optimized lighting, environmental control, air sanitation, and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for CEA and reduce energy and water consumption. In addition, Surna offers mechanical design services specific to hydronic cooling, including mechanical equipment and piping design.

Our standard CEA project consists of small chillers, fan-coils, and dehumidifiers, the major equipment items which we manufacture. Other required equipment items typically consist of large chillers, pumps, air separators and expansion tanks which we purchase from outside vendors. We believe our core competency is to provide integration services for these equipment items delivering a fully engineered, turn-key, single-source solution to our customers.

This integrated, single-sourced solution can create gross profit margin fluctuations depending on project design and the mix between our proprietary equipment, which typically generates a higher gross profit margin, and the equipment manufactured by outside vendors. Further, quarterly fluctuations in gross profit margins can occur based on the timing of a project’s needs for our manufactured equipment versus third party manufactured equipment.

The demand for our integrated solution, including engineering design, proprietary equipment and third party manufactured equipment, is primarily based on the new construction of cannabis cultivation facilities in the U.S. and Canada.

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California, tends to be a leading indicator for the granting of licenses for new facility construction.

For 2017, we are focused on new facility construction in California where recreational cannabis use was approved in November 2016 and in Canada where federal legalization legislation has been introduced and recreational cannabis use appears to be gaining support.

Our marketing efforts are generally targeted to those persons who are actively seeking licenses to produce cannabis and, in many cases, our engineering services are needed for the completion of license applications. As such, the projects we quote may not advance to the contract stage due to either a failure of our prospect to receive licensure or to obtain project financing. In other cases, the successful licensee was either unknown to us at the time of application or elected to use a competing technology – rooftop duct system or traditional split air conditioning system – as opposed to our ductless hydronic system.

While our typical project sales contract is non-cancellable, there are risks that we may not realize the full contract value in a timely manner or at all. Completion of a sales contract is dependent upon our customers’ ability to secure, license and build their growing facility and take possession of the equipment. In order to address these risks, we have three key milestones built into our contracts.

● First, we provide our customer with engineering plans for which we require an upfront deposit before we begin our services. In many cases, the engineering phase is done as part of the license application or building permit process, represents on average approximately 10% of the total contract value, and takes approximately four to six weeks to complete. We previously required a larger initial deposit that covered engineering and initial equipment items, however, beginning in early-2017, we began offering our customers a lower initial deposit for engineering only. Our strategy is to lock in the sales contract and commence the engineering portion of the project earlier, which is important for a number of reasons: (i) we can assist our customers with their engineering and design plans as part of their licensing application process, (ii) we are better positioned to lock in our technology for the project at an earlier stage, and (iii) we are able to help reduce the customer’s time to market.

● Second, upon completion of the engineering phase, it may take our customer on average five months to complete the facility build-out, with possible delays due to financing or other aspects which are beyond our control. Customer delays in obtaining financing and completing facility build-out make the timing of completion of our sales contract unpredictable. For our protection, before we begin manufacturing our proprietary equipment items, we require an upfront deposit.

● And third, the last phase of our contract involves procurement and drop-ship delivery of third party manufactured equipment items, which we undertake only upon payment of the third and final deposit.

As of March 31, 2017, we have executed sales contracts with a total unearned contract value of approximately $3,790,000 (“Q1 2017 backlog”), of which approximately $2,279,000 was attributed to sales contracts entered into in the three months ended March 31, 2017 and the remaining $1,511,000 attributed to prior quarters. About 78% of the Q1 2017 backlog is attributed to projects for which we have not received a further deposit on our proprietary equipment and, as a result, there are potential risks of project cancellation or delays. Further, a substantial portion of our Q1 2017 backlog is not expected to be recognized as revenue until the second half of 2017.

In an effort to continue the bookings trend, we are implementing a new CRM system to better manage an ever-increasing number of inbound request for quotes, have added new sales personnel including a sales coordinator to assist the outside sales team, and have assigned sales territories to allow the sales personnel to focus on individual regional needs and to get more personally involved in their markets. We also recently developed a sales quotation tool reducing the time it takes to prepare detailed system proposals from an average of four hours to about fifteen minutes. We anticipate this tool will shorten the learning curve of our new sales personnel. We also hope to realize the benefits of a preferred pricing program recently received from one of our major equipment suppliers, who awarded the Company national account status. As new jurisdictions continue to ease regulation of cannabis and larger scale projects become more prevalent as the market matures and investment capital becomes more readily available, we believe the Company is well positioned to address the new challenges and opportunities the market presents.

Nonetheless, the ever-changing nature of our sales and the needs of our customers make it difficult for us to predict when we will recognize revenue. We continue to remain focused on increasing our sales contract backlog and quoting larger projects in an effort to increase revenue.

Recent Developments

In April, we entered into a sales contract with a customer with a contract value of approximately $1,300,000 for which we have not completed the engineering phase. Accordingly, this contract carries the potential risk of non-completion due to the early stage of this project.

On May 10, 2017, we entered into a three-year consulting agreement with Mr. Keen, one of our principal shareholders and a former officer and director. Under the consulting agreement, Mr. Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000 per year. The consulting agreement also includes certain activity restrictions which prohibit Mr. Keen from competing with the Company. In connection with the execution of this consulting agreement, Mr. Keen resigned as a director of the Company on May 10, 2017. Mr. Keen’s employment with the Company ceased as of April 28, 2017.

On May 10, 2017, we entered into a three-year equipment, demonstration and product testing agreement with Sterling, an entity controlled by Mr. Keen, which operates a Colorado regulated cannabis cultivation facility. Under this agreement, the Company has agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500. Also, under this agreement, Sterling has agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling has also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our interim unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. For information regarding our critical accounting policies as well as recent accounting pronouncements, see Note 1 to the consolidated financial statements.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Form 10-Q.

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2017 was approximately $1,593,000 compared to $2,498,000 for the three months ended March 31, 2016, a decline of $905,000, or 36%. As described in “Overview” above, the resulting decline in revenue is primarily due to the restructuring of our policies to secure sales contracts at an earlier stage which further increases our backlog. The decline in revenue was primarily due to: (i) the restructuring of our policies to secure sales contracts at an earlier stage which was not in place in Q1 2016, and (ii) the heightened uncertainty of the cannabis industry following the recent U.S. presidential election.

Cost of revenue decreased by 17% from $1,410,000 for three months ended March 31, 2016 to approximately $1,165,000 for the three months ended March 31, 2017. The gross margin decreased by seventeen percentage points from 44% for three months ended March 31, 2016 to 27% for the three months ended March 31, 2017. Our cost of revenue cost structure is comprised of both a fixed and variable component. The fixed cost component represents engineering, manufacturing and project management salaries and benefits, which totaled approximately $294,000, or 18% of total revenue, for the three months ended March 31, 2017 as compared to $332,000, or 13% of total revenue, for three months ended March 31, 2016. The decline of approximately $38,000 is due to a decrease in our manufacturing head-count in 2017. However, the increase in fixed costs as a percentage of revenue was the result of a 36% decline in revenue in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The variable cost component represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, which total approximately $871,000, or 55% or total revenue, in the three months ended March 31, 2017 as compared to $1,078,000, or 43% of total revenue, in the three months ended March 31, 2016. We continue to attempt to reduce our variable costs through more competitive prices from our vendors and reduced warranty expenditures.

Operating expenses increased by 41% from $724,000 for three months ended March 31, 2016 to approximately $1,018,000 for three months ended March 31, 2017. For the three months ended March 31, 2017, we incurred $136,000 in non-cash compensatory expenses, compared to non-cash compensatory expenses of $3,000 for the three months ended March 31, 2016.

The most significant component of our increased operating expenses in the three months ended March 31, 2017 were selling, general and administrative expenses (“SG&A expenses”). SG&A expenses increased by $249,000, or 44%, from $569,000 for the three months ended March 31, 2016 to $818,000 for three months ended March 31, 2017. The increase in SG&A expenses for the three months ended March 31, 2017 is due primarily to the following: (i) increased personnel-related costs of approximately $184,000, including a non-cash stock-based retention bonus paid to our new chairman of our board of approximately $131,000, which was calculated using the fair market value of the common stock on the date the stock-based retention bonus was ratified by the board of directors, (ii) increased travel cost of approximately $16,000, and (iii) increased investor and public relations costs of approximately $66,000. These increases were offset by decreases in the following: (i) our SG&A expenses related to outside sales commissions decreased by approximately $24,000, and (ii) our provision for bad debt for three months ended March 31, 2017 was zero compared to the March 31, 2016 provision of approximately $41,000.

Other expenses decreased by 63% from $1,111,000 for three months ended March 31, 2016 to approximately $411,000 for three months ended March 31, 2017. This was the result of a decrease in interest expense and the amortization of debt discount on convertible promissory notes related to the conversion of certain convertible promissory notes converted in fourth quarter of 2016 and the first quarter of 2017.

Overall, we realized a net loss of approximately $1,001,000 for three months ended March 31, 2017 as compared to a net loss of approximately $746,000 for three months ended March 31, 2016, an increase of $255,000, or 34%.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Three Months Ended
	March 31,
	2017	2016
Cash (used in) provided by operating activities	$(1,338,000)	$774,000
Cash flows provided by investing activities	73,000	70,000
Cash flows provided by (used in) financing activities	2,915,000	(34,000)
Net change in cash	$1,650,000	$810,000

We have never reported net income. We incurred net losses for the three months ended March 31, 2017 and 2016 and have an accumulated deficit of approximately $15,337,000 as of March 31, 2017. We had working capital (current assets in excess of current liabilities) of approximately $43,000 as of March 31, 2017 as compared to a working capital deficit of approximately $2,860,000 as of December 31, 2016. This change in working capital is primarily related to the $2,685,000 we raised in a private placement of our common stock and attached warrants during the three months ended March 31, 2017. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise sufficient capital to support our operations. As of March 31, 2017 and December 31, 2016, we had a cash balance of approximately $1,969,000 and $320,000, respectively.

We will need to raise debt and/or equity financing in the second half of 2017 in order to continue our operations, unless we are able to reduce our operating expenses. There can be no assurance however that we will be able to raise such financing in sufficient amounts or on acceptable terms, or at all. If we determine that our revenue and operating results as we move into the second half of 2017 are not satisfactory, we intend to explore various operating cost reductions. Even if we are able to reduce operating costs, we will still need to seek additional debt and/or equity financing. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the timing of our receipt of deposits from our customers under our sales contracts, our management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services.

Cash Requirements

Management has determined our March 31, 2017 cash balance of approximately $1,969,000 will not be sufficient to fund our operations over the next twelve months. Based on management’s estimate for our operational cash requirements and without modifications to our existing payment obligations, which include, among other things, the upcoming payments for promissory notes in the principal amount of $537,500, which were issued in February 2017 and mature in November 2017, we will require additional capital to be raised in the second half of 2017.

If we are unable to generate sufficient cash flow from operations, make adjustments to our payment arrangements or raise sufficient additional capital through future debt and equity financings or strategic and collaborative ventures with potential partners, we will likely have to reduce the size and scope of our operations. Our officers and shareholders have not made any written or oral agreement to provide us additional financing. There can be no assurance that we will be able to continue to raise capital on terms and conditions that are deemed acceptable to us, or at all.

Operating Activities

Cash used in operations for the three months ended March 31, 2017 was approximately $1,338,000 compared to cash provided by operations of approximately $774,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, significant non-cash expenses included: (i) compensation for services paid in stock of approximately $136,000, and (ii) loss on extinguishment of debt of $415,000. However, these non-cash expenses were offset by: (i) a reduction in our accounts payable and accrued expenses of approximately $266,100, and (ii) a reduction in deferred revenue of $496,500.

Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 was approximately $73,000 compared to cash provided by investing activities of approximately $70,000 for the three months ended March 31, 2016. We received payments of $75,000 and $25,000 on a note receivable for the three months ended March 31, 2017 and 2016, respectively. Also in the three months ended March 31, 2016, we had net proceeds of $31,000 from the sale of property and equipment.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2017 was approximately $2,915,000 compared to cash used in financing activities of approximately $34,000 for the three months ended March 31, 2016. During the three months ended March 31, 2017, we completed a private placement for the sale of shares of our common stock, with attached warrants, resulting in net proceeds of approximately $2,685,000. During the three months ended March 31, 2017, we also issued two unsecured promissory notes for aggregate proceeds of $500,000 and made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of March 31, 2017, our contractual payment obligations consisted of promissory notes of $537,500 due in November 2017 and an office lease for a 90-day period ending on July 1, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of as of March 31, 2017.

We did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. In addition, there was inadequate segregation of duties due to the limitation on the number of our accounting personnel.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. However, due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

Changes in Internal Control over Financial Reporting

For the quarter ended March 31, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We have and will continue to have commercial disputes arising in the ordinary course of our business.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following unregistered securities were issued by us during the three months ended March 31, 2017:

Shares of common stock issued for conversion of notes payable	5,001,554

Shares of common stock issued for cash	16,781,250
Warrants to purchase common stock	16,312,500

Shares of common stock issued in connection with notes payable	250,000
Shares of common stock issued as compensation for services	740,000

We issued the shares of common stock described above in reliance upon the exemptions from registration afforded by Section 4(a)(2) and/or Rule 506 promulgated under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K under Item 2.02.

Resignation of Director

On May 10, 2017, Stephen Keen resigned as a director of the Company. Mr. Keen’s resignation was not the result of any disagreement with the Company on any matters relating to the Company's operations, policies or practices.

Press Release Announcing Financial Results

On May 15, 2017, we issued a press release announcing our financial condition and results of operations for the three months ended March 31, 2017. The press release is attached hereto as Exhibit 99.1.

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

Date : May 15, 2017	SURNA INC.

	By:	/s/ Trent Doucet
Trent Doucet, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean S Skupen
Dean S Skupen, Director of External Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Consulting Agreement between the Company and Stephen Keen dated as of May 10, 2017.

10.2*	Equipment, Demonstration and Product Testing Agreement between the Company and Sterling Pharms, LLC (“Sterling”) dated as of May 10, 2017.

10.3*	Form of Director and Officer Indemnification Agreement

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated May 15, 2017, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

