Form 10-Q
period 2017-06-30
Surna Inc.
filed 2017-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 7, 2017 there were 183,294,028 shares of the registrant’s common stock outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,353,072	$319,546
Accounts receivable (net of allowance for doubtful accounts of $91,000 and $91,000 respectively)	170,802	47,166
Notes receivable	-	157,218
Inventory, net	583,593	747,905
Prepaid expenses	150,465	84,976
Total Current Assets	2,257,932	1,356,811

Noncurrent Assets
Property and equipment, net	78,733	93,565
Intangible assets, net	684,498	667,445
Total Noncurrent Assets	763,231	761,010

TOTAL ASSETS	$3,021,163	$2,117,821

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$1,543,048	$1,337,853
Deferred revenue	696,881	1,421,344
Notes Payable, net	500,835	-
Amounts due shareholders	36,205	57,398
Convertible promissory notes, net	-	761,440
Convertible accrued interest	-	161,031
Derivative liability on warrants	259,099	477,814
Total Current Liabilities	3,036,068	4,216,880

Noncurrent Liabilities
Amounts due shareholders-long term	-	11,985
Total Noncurrent Liabilities	-	11,985

TOTAL LIABILITIES	3,036,068	4,228,865

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 183,294,028 and 160,744,916 shares issued and outstanding, respectively	1,832	1,607
Additional paid in capital	16,392,812	12,222,789
Accumulated deficit	(16,410,321)	(14,336,212)
Total Shareholders’ Equity (Deficit)	(14,905)	(2,111,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$3,021,163	$2,117,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$1,741,893	$1,891,472	$3,334,985	$4,390,077

Cost of revenue	1,328,895	1,578,753	2,493,651	2,988,697

Gross margin	412,998	312,719	841,334	1,401,380

Operating expenses:
Advertising and marketing expenses	209,737	59,190	315,942	109,995
Product development costs	96,294	93,947	190,083	200,226
Selling, general and administrative expenses	1,303,611	458,779	2,121,571	1,025,376
Total operating expenses	1,609,642	611,916	2,627,596	1,335,597

Operating income (loss)	(1,196,644)	(299,197)	(1,786,262)	65,783

Other income (expense):
Interest and other income, net	342	2,319	3,293	8,484
Interest expense	(14,620)	(61,709)	(41,734)	(334,681)
Amortization of debt discount on convertible promissory notes	(26,072)	(480,533)	(53,120)	(903,202)
Loss on extinguishment of debt	-	-	(415,000)	-
(Loss) gain on change in derivative liabilities	163,714	135,420	218,714	(286,297)
Total other income (expense)	123,364	(404,503)	(287,847)	(1,515,696)

Loss before provision for income taxes	(1,073,280)	(703,700)	(2,074,109)	(1,449,913)

Provision for income taxes	-	-	-	-

Net loss	(1,073,280)	(703,700)	(2,074,109)	(1,449,913)

Other comprehensive income (expense)	-	-	-	-
Comprehensive loss	$(1,073,280)	$(703,700)	$(2,074,109)	$(1,449,913)

Loss per common share – basic and dilutive	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding, both basic and dilutive	183,294,028	143,516,260	175,955,929	136,889,845

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Six Months Ended June 30, 2017

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2016	77,220,000	$772	160,744,916	$1,607	$12,222,789	$(14,336,212)	$(2,111,044)
Common shares issued on conversion of debt and accrued interest, net of unamortized debt discount	-	-	5,001,554	50	995,105	-	995,155
Value attributed to modification of warrants	-	-	-	-	59,000	-	59,000
Common shares issued as compensation for services	-	-	740,000	7	130,062	-	130,069
Common shares issued in connection with issuance of notes payable	-	-	250,000	3	39,121	-	39,124
Common shares issued for cash	-	-	16,781,250	167	2,684,833	-	2,685,000
Fair value of warrants issued for compensation	-	-	-	-	261,900	-	261,900
Other common shares			(223,692)	(2)	2		0
Net loss	-	-		-	-	(2,074,109)	(2,074,109)
Balance June 30, 2017	77,220,000	$772	183,294,028	$1,832	$16,392,812	$(16,410,321)	$(14,905)

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(2,074,109)	$(1,449,913)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and intangible asset amortization expense	23,042	29,360
Amortization of debt discounts on convertible notes	32,957	1,003,591
Amortization of original issue discount on notes payable	20,163	40,806
(Gain) loss on change in derivative liability	(218,715)	286,297
Compensation paid in equity	391,969	4,028
Provision for doubtful accounts	-	44,127
Gain on sale of assets other	-	1,850
Loss on extinguishment of debt	415,000	-
Changes in operating assets and liabilities:
Accounts and note receivable	(101,530)	(627,804)
Inventory	164,312	428,733
Prepaid expenses	(87,595)	44,405
Accounts payable and accrued liabilities	188,320	(590,724)
Deferred revenue	(724,463)	683,505
Accrued interest	(9,602)	189,713
Deferred compensation	-	(25,600)
Other liabilities	-	(2,213)
Cash (used in) provided by operating activities	(1,980,251)	60,161

Cash Flows From Investing Activities:
Cash disbursed for patent fees	(19,431)	(3,813)
Purchase of property and equipment	(5,832)	(15,126)
Proceeds from the sale of property and equipment	-	31,000
Cash disbursed for note receivable		(20,000)
Cash received from repayment of note receivable	157,218	50,000
Cash provided by investing activities	131,955	42,061

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	358
Cash proceeds from sale of common stock and warrants	2,685,000	-
Payments on convertible notes payable	(270,000)	-
Proceeds from issuance of notes payable	500,000	-
Payments on loans		(34,115)
Payments on loans from shareholders	(33,178)	(96,168)
Cash provided by (used in) financing activities	2,881,822	(129,925)

Net change in cash and cash equivalents	1,033,526	(27,703)
Cash and cash equivalents, beginning of period	319,546	330,557
Cash and cash equivalents, end of period	$1,353,072	$302,854

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversions of promissory notes and accrued interest to common stock	$639,155	$889,905
Derivative liability on convertible promissory notes and warrants	$-	$673,050

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

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

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $2,074,000 for the six months ended June 30, 2017, and had an accumulated deficit of approximately $16,410,000 as of June 30, 2017. Since inception, the Company has financed its activities principally through debt and equity financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals; successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. In the first quarter of 2017, the Company extinguished convertible promissory notes in the principal amount of $510,000 through the issuance of shares of its common stock (See Note 2) and raised $2,685,000 in a private placement of the Company’s common stock and attached warrants to accredited investors (see Note 6).

The Company may need to raise debt and equity financing in the future in order to continue its operations, however, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company may need to raise additional funding to continue as a going concern from investors or through other avenues.

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

Recent Accounting Pronouncements:

In May 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and its related amendments are effective for reporting periods (including interim periods) beginning after December 31, 2017. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). The Company plans to adopt the standard under the modified retrospective method effective January 1, 2018, which will be reflected in its financial statements as of and for the three months ended March 31, 2018. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements, and plans to work with a contractor starting in the third quarter of 2017 to assess the effects of the new standard on its internal processes, customer contracts, and future revenues.

NOTE 2 – CONVERTIBLE PROMISSORY NOTES

In the first quarter of 2017, the Company entered into note conversion and warrant amendment agreements (each an “Agreement” and together, the “Agreements”) to: (i) amend the convertible promissory notes – series 2 (“Original Notes”) to reduce the conversion price of such holder’s Original Note and simultaneously cause the conversion of the outstanding amount under such Original Note into shares of common stock of the Company (“Conversion Shares”); and (ii) reduce the exercise price of the original warrant (“Original Warrants” and together with the amended notes and the amended warrants, the “Amendments”). Each Agreement was privately negotiated so the terms vary. Pursuant to the Agreements, the Original Notes were amended to reflect a reduced conversion price per share between $0.09 and $0.22. Additionally, pursuant to the Agreements, the Original Warrants were amended to reflect a reduced exercise price per share between $0.30 and $0.35, except for one Original Warrant to reflect a reduced exercise price of $0.15 per share. The term of one Original Warrant was also extended.

Pursuant to the Agreements, in the first quarter of 2017, the Company (i) converted Original Notes with an aggregate outstanding principal amount of $510,000 and accrued interest of $129,150 in exchange for the issuance of 5,001,554 shares of the Company’s common stock, and (ii) amended Original Warrants to reduce their exercise price. In the first quarter of 2017, the Company also made payments of $314,150 to settle convertible promissory notes in the principal amount of $270,000 and accrued interest of $44,150. As of June 30, 2017, the Company had no convertible notes outstanding.

The Company has accounted for the Agreements as debt extinguishment where by the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during the first quarter of 2017. The following details the calculation of the loss on extinguishment of the notes payable – series 2 in the first quarter of 2017:

Carrying amount of debt
Principal converted	$510,000
Accrued interest converted	134,553
Unamortized debt discount	(5,398)
Total carrying amount of debt	639,155
Reacquisition price of debt
Fair value of shares of common stock issued	995,155
Warrant modification value	59,000
Total reacquisition price of debt	1,054,155
Loss on extinguishment of debt	$(415,000)

NOTE 3 – PROMISSORY NOTES

On February 9, 2017, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company issued promissory notes in the aggregate original principal amount of $537,500. In addition, each investor received 125,000 shares, an aggregate of 250,000 shares, of the Company’s common stock. The notes are unsecured, bear interest at 6%, per annum and are due and payable, with all accrued interest, on November 9, 2017. The total proceeds were approximately $500,000 with an original issue discount of approximately $37,500. The Company has allocated the cash proceeds amount between the debt and shares issued on a relative fair value basis. Based on relative fair value, the Company allocated approximately $461,000 and $39,000 to the promissory notes and the shares of common stock, respectively. The original issue discount of $37,500 and fair value of the shares issued of $39,000 are being amortized and expensed over the term of the loans. For the three months and six months ended June 30, 2017, the amortization expense was approximately $25,000 and approximately $39,000, respectively. In the event of a default under the terms of the promissory notes, the interest rate automatically increases to 18% per annum, until as such time the default event is cured. The events of default include suspension from trading of the Company’s common stock, failure to pay principal or interest when due, commencement of bankruptcy or insolvency proceedings or a change of control.

On August 8, 2017, the Company executed an amendment (the “Amendment”) with the holders of the promissory notes, each in the original principal amount of $268,750. The Amendment provides for each of the holders notes to convert its principal into 2,800,000 shares, or 5,600,000 shares in the aggregate, of the Company’s common stock, at a price per share of approximately $0.096. In connection with this Amendment, the holders are also each willing to surrender to the Company the portion of the promissory notes representing the accrued interest as the consideration for this Amendment, which approximates $16,900 in total. The closing of the transactions contemplated by the Amendment is expected to occur or about August 15, 2017.

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

Internal Revenue Service Penalties

The Company has been penalized by the Internal Revenue Service for failure to file its Foreign Form 5471, Information Return of U.S. Persons With Respect To Certain Foreign Corporations, for the years 2009 through 2014 on a timely basis. The penalties approximate $120,000. The Company has requested that the penalties be abated by the Internal Revenue Service, and believes the penalties will be abated for reasonable cause, but no assurance can be relied upon until the Internal Revenue Service acts upon the request.

Stock Options of Former CEO

In March 2017, a former CEO of the Company requested to exercise an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $.00024 per share. The stock option expired in March 2017. The Company’s Board of Directors has not approved the request for the issuance of the common stock under the stock option.

New Building Lease

On June 27, 2017, the Company executed a lease, to be effective August 30, 2017, for its manufacturing and office space. The term of the lease is five years (September 1, 2017 through August 31, 2022). The Company will occupy its current space at a rate of $12,967 per month until January 1, 2018. On January 2, 2018, the space will be expanded and the monthly rental rate will increase to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

NOTE 5 – RELATED PARTY TRANSACTIONS

Keen Consulting Agreement

On May 10, 2017, the Company’s board of directors approved a three-year consulting agreement between the Company and Stephen Keen, a principal shareholder of the Company and a former officer and director. Under the consulting agreement, Mr. Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also includes certain activity restrictions which prohibit Mr. Keen from competing with the Company. In connection with the execution of this consulting agreement, Mr. Keen resigned as a director of the Company on May 10, 2017. Mr. Keen’s employment with the Company ceased as of April 28, 2017.

As of June 30, 2017, the Company recorded an expense and a related liability of $5,000 for the consulting services provided by Mr. Keen in May and June of 2017. The accrued liability of $5,000 was paid in July 2017.

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

As of June 30, 2017, Sterling Pharms had not accepted the equipment due to permitting requirements. Pursuant to the terms of this agreement, the payments will begin upon the delivery and installation of the equipment. In July 2017, Sterling Pharms obtained the required permits and the Company began delivery of the equipment.

NOTE 6 – SHAREHOLDERS’ EQUITY

Equity Issued as Compensation for Services

Chairman of the Board

On March 14, 2017, Timothy J. Keating and the Company entered into a Board of Directors Agreement (the “Agreement”). Pursuant to the Agreement, as a non-executive director of the Company and non-employee Chairman of the Board, Mr. Keating is entitled to an annual retainer of $75,000, of which $60,000 is paid for serving as an independent director ($30,000 paid in cash and $30,000 paid in shares of common stock) and $15,000 is paid for serving as Chairman of the Board, paid quarterly. The Company also issued Mr. Keating an equity retention payment of 1,400,000 shares of the Company’s restricted common stock (i) 700,000 shares which vested immediately (“Retention Shares”) and (ii) 700,000 shares (“Vesting Shares”) which will vest on March 1, 2018. On August 8, 2017, the Board approved and granted restricted stock units for the Vesting Shares to Mr. Keating under the 2017 Plan (as discussed under Note 7). The Retention Shares were valued, using the closing price for the Company’s common stock, as of the date of ratification for total value of approximately $122,000, which was expensed as compensation. The fair value of the Vesting Shares will be expensed on a prorated basis over the vesting period. The fair value will be equal to the fair value of the Vesting Shares on the date the service period ends. As of June 30, 2017, the fair value was estimated to be approximately $82,000. The recorded compensation expense for the three and six months ended June 30, 2017 was approximately $15,000 and $21,000, respectively.

Board Members Options

Effective May 31, 2017, the Company’s Board appointed Taylor Simonton and Chris Bechtel to fill the positions vacated by the resignation of Stephen Keen on May 10, 2017 and Morgan Paxhia on May 31, 2017. Messrs. Simonton and Bechtel (the “Board Members”) will serve as independent directors until the next annual meeting of shareholders and until their respective successor is duly elected and qualified. The Board Members are entitled to an annual retainer of $60,000 ($30,000 paid in cash and $30,000 paid in shares of common stock), paid quarterly. In addition, for his position as chair of the audit committee, Mr. Simonton will receive an additional $15,000 annual retainer to be paid quarterly in cash. Also, on August 8, 2017, the Board Members were each granted a non-qualified stock option (the “Board Options”) under the 2017 Plan to purchase 900,000 shares of the Company’s common stock at an exercise price of $.135 per share for a period of ten years. The Board Options vest 50% on date of grant and the remaining 50% on March 1, 2018 provided they are still serving as a director on such date.

The fair value of the Board Options was approximately $252,000, at the date of grant, as determined using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Pricing Model were term of the Board Options of ten years, volatility rate of 120.6%, quarterly dividends 0% and a risk-free interest rate of 1.71%. Since the Board Members services began prior to the Board Option grant date, the Company accrued a pro rata amount of the Board Options value as of June 30, 2017. For the three months ended June 30, 2017, the Company accrued an expense of approximately $136,000, which represents approximately $126,000 for the portion of the Board Options that vest on the date of grant with remainder of $10,000 for the portion of the Board Options that vest on March 1, 2018.

Board Member Stock Award

On August 8, 2017, Mr. Bechtel was awarded 600,000 shares of the Company’s common stock under the 2017 Plan in consideration of services rendered to the Company prior to his appointment as a director. These shares were fully vested at the time of the award. The value attributable to the 600,000 shares was approximately $84,000 as calculated using the fair value of the Company’s common stock on August 8, 2017. Since Mr. Bechtel’s services were rendered during the three months ended June 30, 2017, the Company accrued the $84,000 expense as of June 30, 2017.

Former Board Member Warrants

On May 31, 2017, Morgan Paxhia resigned as a member of the Company’s Board of Directors. As part of his resignation, the Company agreed to issue Mr. Paxhia three individual warrants to purchase: (i) 900,000 shares (“Warrant 1”), (ii) 460,525 shares (“Warrant 2”), and (iii) 460,525 shares (“Warrant 3”) (collectively, the “Warrants”) of the Company’s common stock for a period of five years. Warrant 1 was granted on June 20, 2017, is fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.114 per share with the option for a cashless exercise. Warrants 2 and 3 were granted on June 20, 2017, are fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.0005 per share with the option for a cashless exercise. The Company recorded approximately $207,000 of compensation expense for the fair value the Warrants on the grant date. The fair value of the Warrants at the date of grant was determined using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Pricing Model were term of the Warrants of 5 years, volatility rate of 119.96%, quarterly dividends 0% and a risk-free interest rate of 1.77%.

Newbridge Warrants

On June 18, 2017, the Company issued to Newbridge Securities Corporation, LLC or its designees a warrant (“NB Warrant”) to purchase, at an exercise price $0.35 per share, 500,000 shares of the Company’s common stock for a period of three years. The NB Warrants were fully vested on the date of issuance and may be exercised beginning December 20, 2017. The Company recorded approximately $55,000 of expense for the fair value the NB Warrant on the date of issuance. The fair value of the NB Warrants at date of issuance was determined using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Pricing Model were term of the Warrants of 3 years, volatility rate of 120.02%, rate of quarterly dividends 0% and a risk-free interest rate of 1.52%.

Employee

During the first quarter of 2017, the Company issued 40,000 shares of common stock to an employee which were valued at approximately $9,000 on the date of issuance.

Consultants

In June 2017, the Company entered into an agreement for a director of sales and business development services. The consulting term ends on September 1, 2017. The consultant will be compensated with an award of restricted stock units for 200,000 shares of the Company’s common stock (“Award Shares”). The Award Shares vest on the following dates: 66,667 units on July 7, 2017, 66,667 units on August 4, 2017 and 66,666 units on September 1, 2017, provided the consultant continues to provide services on such dates. Any of the Award Shares which become vested shall be issued and delivered to the consultant on or before September 30, 2017. The Company will account for the Award Shares using the graded vesting method with the total value of the Award Shares calculated on the date the Award Shares are issued to the consultant. For accounting purposes, the Award Shares will be revalued at each reporting date with the final Award Shares value being the date the Award Shares are delivered to the consultant. The company recorded an expense and accrued liability of approximately $4,000 during the quarter ended June 30, 2017. On August 8, 2017, the Board approved and awarded the restricted stock units for the Award Shares under the 2017 Plan.

In June 2017, the Company entered into an agreement with another consultant who provided services to the company in the second quarter of 2017. The contract provided for the consultant to receive shares of the Company’s common stock as part of the consultant’s compensation. On August 8, 2017, the Board approved the issuance of 229,667 shares of the Company’s common stock under the 2017 Plan to the consultant for services rendered per contract during the second quarter of 2017. The fair value of the shares on the date of grant was approximately $31,000, which was recorded as accrued compensation expense as of June 30, 2017. On August 8, 2017, the Board also approved the issuance of 31,111 shares of the Company’s common stock under the 2017 Plan to the consultant for services rendered per contract during July 2017. The Company will record an expense for the fair value of these shares during the third quarter of 2017.

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

NOTE 7 – SUBSEQUENT EVENTS

Unless disclosed elsewhere within the Notes to Unaudited Condensed Consolidated Financial Statements, the following significant subsequent events occurring after June 30, 2017 are discussed below.

Consultant’s Termination

On August 8, 2017, the Board approved the issuance of 60,000 shares of the Company’s common stock under the 2017 Plan to a consultant upon the termination of the consultant’s engagement. The fair value of the shares on the date of grant was $8,100. The Company will record an expense for the fair value of these shares during the third quarter of 2017.

Independent Director Compensation Plan

On August 8, 2017, the Board approved a compensation plan for the Company’s independent directors effective for the election or appointment of independent directors on or after May 31, 2017. Under this compensation plan, the Company will pay the independent directors an annual fee of $60,000, payable quarterly in advance on the first business day of each quarter, covering any regular or special meetings of the Board or any committee thereof attended in person, any telephonic meeting of the Board or any committee thereof in which the director participated, any non-meeting consultations with the Company’s management, and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Company’s Audit Committee). The annual fee is paid 50% in cash and 50% in shares of the Company’s common stock, with the number of shares to be determined based on the closing price of the common stock on the date of issuance.

The Company pays the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable quarterly in advance. Mr. Keating is currently the Chairman of the Board and is presently designated as the lead independent director. The Company pays the Audit Committee Chairman, currently Mr. Simonton, an annual fee of $15,000, payable quarterly in advance, for his services as the Audit Committee Chairman. There is no additional compensation paid to members of the Audit Committee.

At the time of initial election or appointment, each director also receives an equity retention award in the form of non-qualified stock options (“Stock Options”) to purchase shares of common stock, shares of common stock (“Common Shares”), or a combination thereof. The number of common shares underlying the Stock Options (“Option Shares”) and/or Common Shares included in the equity retention award is determined by the Board. Vesting of the equity retention award is determined by the Board, with a portion vesting upon grant and the remainder vesting over either a one- or two-year period following the grant.

Each director is responsible for the payment of any and all income taxes arising with respect to the grant of common stock or the exercise of non-qualified stock options.

The Company also reimburses directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on the Company’s behalf.

Equity Incentive Plan

On August 1, 2017, the Company’s Board of Directors adopted and approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Plan. Upon the adoption of the 2017 Plan, there will be no further awards under the 2014 Stock Ownership Plan of Safari Resource Group, Inc.

On August 3, 2017, the Company filed a registration statement on Form S-8 to register the Plan Shares available for issuance under the 2017 Plan.

Share issuances under the 2017 Plan for non-executive employees are, in the aggregate:

(a) Non-qualified stock options to purchase 2,005,000 shares of the Company’s common stock at an exercise price of $.135 per share, which vest which vest based on the employee’s continued service as follows: (i) 728,339 options will vest if the employee remains employed at various dates during 2017, (ii) 638,332 options will vest if the employee remains employed at various dates during 2018, and (iii) 638,329 options will vest if the employee remains employed at various dates during 2019.

(b) Non-qualified stock options to purchase 1,200,000 shares of the Company’s common stock at an exercise price of $.135 per share, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 400,000 options will vest if the Company achieves 2017 revenue of $10,000,000, (ii) 400,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 400,000 options will vest if the Company achieves 2019 revenue of $25,000,000.

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

Overview

We develop, design, and distribute cultivation technologies for controlled environment agriculture (“CEA”). Our customers include state-regulated cannabis cultivation facilities as well as traditional indoor agricultural facilities, including organic herb and vegetable producers. Our technologies include a comprehensive line of application-specific lighting, environmental control, air sanitation, and cultivation facilities. These technologies are designed to meet the specific environmental conditions required for CEA and reduce energy and water consumption. In addition, Surna offers mechanical design services specific to hydronic cooling, including mechanical equipment and piping design.

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

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have more opportunities to sell our systems.

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

●       First, we provide our customer with engineering plans for which we require an upfront deposit before we begin our services. In many cases, the engineering phase is done as part of the license application or building permit process, represents on average approximately 10% of the total contract value, and takes approximately four to six weeks to complete. We previously required a larger initial deposit that covered engineering and initial equipment items; however, beginning in early 2017, we began offering our customers a lower initial deposit for engineering only. Our strategy is to lock in the sales contract and commence the engineering portion of the project earlier, which is important for a number of reasons: (i) we can assist our customers with their engineering and design plans as part of their licensing application process, (ii) we are better positioned to lock in our technology for the project at an earlier stage, and (iii) we are able to help reduce the customer’s time to market.

●       Second, upon completion of the engineering phase, it may take our customer on average five months to complete the facility build-out, with possible delays due to financing or other aspects which are beyond our control. Customer delays in obtaining financing and completing facility build-out make the timing of completion of our sales contract unpredictable. For our protection, before we begin manufacturing our proprietary equipment items, we require an upfront deposit that brings the total to approximately 50% of the contract value.

●       And third, the last phase of our contract involves procurement and drop-ship delivery of third party manufactured equipment items and commissioning of the system after installation, performed by third parties, is completed. We undertake this step only upon payment of the third and final deposit of the remaining 50% of the contract value.

As of June 30, 2017, we have executed sales contracts with a total unearned contract value of approximately $3,933,000 (“Q2 2017 backlog”), an increase of approximately $143,000 over our Q1 2017 backlog. Of the total Q2 2017 backlog, approximately $2,012,000 was attributed to sales contracts executed during the three months ended June 30, 2017 and the remaining $1,921,000 is attributed to prior quarters. About 30% (down from 78% in Q1 2017) of our Q2 2017 backlog is attributed to projects for which we have not received a further deposit on our proprietary equipment and, as a result, there are potential risks of project cancellation or delays. In April of 2017, we entered into a sales contract with a value of $1,300,000. This project is currently in the engineering phase. Further, a substantial portion of our Q2 2017 backlog is not expected to be recognized as revenue until the fourth quarter of 2017 or the first half of 2018.

In an effort to increase our bookings, we: (i) are in the process of implementing a new customer relationship management (“CRM”) system to better manage an increasing number of inbound requests for project quotes, (ii) continue to build our sales team with more experienced personnel, including the recent addition of a director of sales and business development, a director of technical sales and a sales coordinator who assists our outside sales team, and (iii) have assigned sales territories to allow the sales personnel to focus on individual regional needs and to become more personally involved in their markets. We also recently developed a sales quotation tool reducing the time it takes to prepare detailed system proposals from an average of four hours to less than an hour. We anticipate this tool will also shorten the learning curve of our new sales personnel. We also hope to realize the benefits of a preferred pricing program recently received from one of our major equipment suppliers, who awarded us national account status. As new jurisdictions continue to ease regulation of cannabis and larger scale projects become more prevalent as the market matures and investment capital becomes more readily available, we believe we are well positioned to address the new challenges and opportunities the market presents.

Nonetheless, the ever-changing nature of our sales and the needs of our customers make it difficult for us to predict when we will recognize revenue. We continue to remain focused on increasing our sales contract backlog and quoting larger projects in an effort to increase revenue.

Starting in the second quarter of 2017, we have allocated more resources to improving our internal project management process in an effort to shorten the time period from the execution of a sales contract to commissioning of the customer’s system. Commissioning is the last step of the installation process of our system, where we require our customers to pay to have our representatives and representatives from our suppliers on site to initially start the system, balance the equipment, achieve the designed temperature and identify any installation issues. We have worked to improve our internal and external kick-off meetings for smoother transition from sales contact execution to project management and from project management to commissioning. Processes and documentation have been established and integrated with our CRM system to allow us to more efficiently identify and manage project execution.

For example, we created customer project launch documentation to ensure all necessary information is timely conveyed and received, project scheduling and timing is adhered to, invoice and billing systems are accurate, equipment delivery and installation are completed on time, and project commissioning meets our desires and those of our customer. We have also initiated a weekly project tracking update document depicting a visual representation of the current progress and milestones of each customer’s project, which is delivered to our sales and project management teams as well as the customer’s project and management teams. This tracking communicates current status, pending activities and next steps, supplier involvement and key issues needing attention. While we believe our efforts in improving project management can lead to earlier completion our customers’ projects, external factors outside of our control, such as the customers’ ability to secure, license, finance and build their growing facility, can significantly impact the delivery and installation of our equipment.

Recent Developments

Refer to Note 3 - Promissory Notes, Note 6 - Shareholders’ Equity, and Note 7 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 for the more significant events occurring since June 30, 2017.

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

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2017 was $1,742,000 compared to $1,891,000 for the three months ended June 30, 2016, a decline of $149,000, or 8%. The decline in revenue is mainly attributable to our previously announced current sales contracts, which were not in place as of June 30, 2016 and are obtained at an earlier stage in the customers’ process. While this will increase our backlog, revenue recognition for the equipment portions of the contracts is delayed in many cases as customers still must complete permitting or preparation of their sites before they can install our equipment. The decline in revenue was also due to the continued uncertainty of the cannabis industry following the new Trump Administration’s announcement of its opposition to legalized cannabis, which we believe may be delaying new cannabis cultivation facility projects by potential customers.

Cost of revenue decreased by 16% from $1,579,000 for three months ended June 30, 2016 to $1,329,000 for the three months ended June 30, 2017. The gross margin increased by seven percentage points from 17% for three months ended June 30, 2016 to 24% for the three months ended June 30, 2017. Our cost of revenue cost structure is comprised of both a fixed and variable component. The fixed cost component represents engineering, manufacturing and project management salaries and benefits, which totaled $273,000, or 16% of total revenue, for the three months ended June 30, 2017 as compared to $240,000, or 13% of total revenue, for three months ended June 30, 2016. The increase of $33,000 was due to an increase in our engineering and project management salaries and benefits and in other overhead of $60,000, which was offset by a decrease in manufacturing salaries and benefits of $27,000. The increase in fixed costs as a percentage of revenue also resulted from an 8% decline in revenue in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The variable cost component represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, which was $1,054,000, or 61% of total revenue, in the three months ended June 30, 2017 as compared to $1,339,000, or 71% of total revenue, in the three months ended June 30, 2016. The June 30, 2016 costs were higher due to a warranty charge of $455,000 to replace a customer’s system. Additionally, we increased our allowance for slow moving and obsolete inventory by $208,000 for specifically-built inventory sold to a customer, who would not accept delivery. We continue to attempt to reduce our variable costs through more competitive prices from our vendors and reduced warranty expenditures.

Operating expenses increased by 163% from $612,000 for three months ended June 30, 2016 to $1,610,000 for three months ended June 30, 2017.

The most significant component of our increased operating expenses in the three months ended June 30, 2017 were selling, general and administrative expenses (“SG&A expenses”). SG&A expenses increased by $845,000, or 184%, from $459,000 for the three months ended June 30, 2016 to $1,304,000 for three months ended June 30, 2017. The increase in SG&A expenses for the three months ended June 30, 2017 is due primarily to the following: (i) $474,000 in additional compensation to our independent directors (comprised of $249,000 for equity retention awards for new directors, $18,000 in cash retainer fees, and $207,000 for equity awards to a former director) (ii) $92,000 for additional sales personnel, (iii) an increase in travel cost of $40,000, (iv) increased professional fees of $134,000, (v) an increase of $65,000 for a one-time cash and equity-based payment to an investment banking firm, and (vi) an increase of $40,000 for other related costs.

Marketing expenses increased by $150,000, from $59,000 in the three months ended June 30, 2016 to $210,000 for the three months ended June 30, 2017, an increase of 254%. We have invested in re-branding the Surna name, including the redevelopment of our website and marketing materials. We have also increased our presence at industry trade shows and events.

Other income (expense) decreased by 131% from $(405,000) for three months ended June 30, 2016 to $124,000 for three months ended June 30, 2017. The primary factor for the decrease was related to the decrease in the amortization of debt discount on convertible promissory notes. The convertible promissory notes converted in the fourth quarter of 2016 and the first quarter of 2017. Therefore, in the second quarter 2017, we did not have the associated amortization of these debt discounts.

Overall, we realized a net loss of $1,073,000 for three months ended June 30, 2017 as compared to a net loss of $704,000 for three months ended June 30, 2016, an increase of $369,000, or 52%.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2017 was $3,335,000 compared to $4,391,000 for the three months ended June 30, 2016, a decline of $1,055,000, or 24%. The decline in revenue is mainly attributable to our previously announced current sales contracts, which were not in place as of June 30, 2016 and are obtained at an earlier stage in the customers’ process. While this will increase our backlog, revenue recognition for the equipment portions of the contracts is delayed in many cases as customers still must complete permitting or preparation of their sites before they can install our equipment. The decline in revenue was also due to the continued uncertainty of the cannabis industry following the new Trump Administration’s announcement of its opposition to legalized cannabis, which we believe may be delaying new cannabis cultivation facility projects by potential customers.

Cost of revenue decreased by 17% from $2,989,000 for six months ended June 30, 2016 to $2,494,000 for the six months ended June 30, 2017. The gross margin decreased by seven percentage points from 32% for the six months ended June 30, 2016 to 25% for the six months ended June 30, 2017. Our cost of revenue cost structure is comprised of both a fixed and variable component. The fixed cost component represents engineering, manufacturing and project management salaries and benefits, which totaled $567,000, or 17% of total revenue, for the six months ended June 30, 2017 as compared to $572,000, or 13% of total revenue, for six months ended June 30, 2016. The decrease of $5,000 was due to an increase in our engineering and project management salaries and benefits and in other overhead of $78,000, which was offset by a decrease in manufacturing salaries and benefits of $83,000. The increase in fixed costs as a percentage of revenue also resulted from a 24% decline in revenue in the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The variable cost component represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, which was $1,925,000, or 58% of total revenue, in the six months ended June 30, 2017 as compared to $2,417,000, or 55% of total revenue, in the six months ended June 30, 2016. The 2016 costs were higher due to a warranty charge of approximately $455,000 to replace a customer’s system and higher equipment costs in 2016. Additionally, we increased our allowance for slow moving and obsolete inventory by $208,000 for specifically-built inventory sold to a customer, who would not accept delivery. We continue to attempt to reduce our variable costs through more competitive prices from our vendors and reduced warranty expenditures.

Operating expenses increased by 97% from $1,336,000 for six months ended June 30, 2016 to $2,628,000 for six months ended June 30, 2017.

The most significant component of our increased operating expenses in the six months ended June 30, 2017 were SG&A expenses. SG&A expenses increased by $1,097,000, or 107%, from $1,025,000 for the six months ended June 30, 2016 to $2,122,000 for six months ended June 30, 2017. The increase in SG&A expenses for the six months ended June 30, 2017 is due primarily to the following: (i) $606,000 for additional compensation to our independent directors (comprised of $378,000 for equity retention awards for new directors, $21,000 in cash retainer fees, and $207,000 for equity awards to a previous director), (ii) $113,000 for additional sales personnel, and $45,000 for salary increases and other employee-related costs, (iii) an increase in travel cost of $56,000, (iv) increased professional fees of $196,000, and (v) an increase of $81,000 for a one-time cash and equity-based payment to an investment banking firm.

Marketing expenses increased by $206,000, from $110,000 in the six months ended June 30, 2016 to $316,000 for the six months ended June 30, 2017, an increase of 187%. We have invested in re-branding the Surna name including the redevelopment of our website and marketing material. We have also increased our presence at industry trade shows and events and in industry publications.

Other expenses decreased by 811% from $1,516,000 for the six months ended June 30, 2016 to $287,000 for six months ended June 30, 2017. The primary factor for the decrease was related to the decrease in the amortization of debt discount on convertible promissory notes. The convertible promissory notes converted in the fourth quarter of 2016 and the first quarter of 2017. Therefore, in the second quarter 2017, we did not have the associated amortization of these debt discounts.

Overall, we realized a net loss of $2,074,000 for six months ended June 30, 2017 as compared to a net loss of $1,450,000 for six months ended June 30, 2016, an increase of $624,000, or 43%.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Six Months Ended
	June 30,
	2017	2016
Cash (used in) provided by operating activities	$(1,980,000)	$60,000
Cash flows provided by investing activities	132,000	42,000
Cash flows provided by (used in) financing activities	2,882,000	(130,000)
Net change in cash	$1,034,000	$(28,000)

We have never reported net income. We incurred net losses for the six months ended June 30, 2017 and 2016 and have an accumulated deficit of $16,410,000 as of June 30, 2017. We had a deficit in working capital (current liabilities in excess of current assets) of $778,000 as of June 30, 2017 as compared to a working capital deficit of $2,860,000 as of December 31, 2016. This change in working capital is primarily related to the $2,685,000 we raised in a private placement of our common stock and attached warrants and the conversion, to common stock, of the convertible promissory notes and related interest payable during the six months ended June 30, 2017. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise sufficient capital to support our operations. As of June 30, 2017 and December 31, 2016, we had a cash balance of $1,353,000 and $320,000, respectively.

Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our financial statements for the year ended December 31, 2016 a statement that there is substantial doubt as to our ability to continue as a going concern.

We may need to raise debt and/or equity financing in as early as the fourth quarter of 2017 in order to continue our operations, unless we are able to reduce our operating expenses. There can be no assurance however that we will be able to raise such financing in sufficient amounts or on acceptable terms, or at all. If we determine that our revenue and operating results as we move into the fourth quarter of 2017 are not satisfactory, we intend to explore various operating cost reductions. Even if we are able to reduce operating costs, we will still need to seek additional debt and/or equity financing. The precise amount and timing of the funding needs will depend on a number of factors, including the market demand for our products and services, the timing of our receipt of deposits from our customers under our sales contracts, our management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services.

Cash Requirements

Management has determined our June 30, 2017 cash balance of $1,353,000 and cash flow from operations will not be sufficient to fund our operations over the next twelve months. Based on management’s estimate for our operational cash requirements and assuming we will not have to make payments for the promissory notes in the principal amount of $537,500, which were issued in February 2017 and mature in November 2017 we may require additional capital as early as the fourth quarter of 2017.

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

Operating Activities

Cash used in operations for the six months ended June 30, 2017 was $1,980,000 compared to cash provided by operations of $60,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, significant non-cash expenses included: (i) compensation for services paid in equity instruments of $392,000, (ii) loss on extinguishment of debt of $415,000 and (iii) gain on the change in derivative liability of $219,000. However, these non-cash expenses were offset by: (i) an increase in our accounts and notes receivable of approximately $102,000, (ii) a decrease in our inventory of $164,000, (iii) an increase in accounts payable and accrued expenses of $188,000 and (iv) a reduction in deferred revenue of $724,000.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2017 was approximately $132,000 compared to cash provided by investing activities of $42,000 for the six months ended June 30, 2016. We received payments of approximately $157,000 and $50,000 on notes receivable for the six months ended June 30, 2017 and 2016, respectively. Also in the six months ended June 30, 2016, we had net proceeds of $31,000 from the sale of property and equipment.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2017 was $2,882,000 compared to cash used in financing activities of $130,000 for the six months ended June 30, 2016. During the six months ended June 30, 2017, we completed a private placement for the sale of shares of our common stock, with attached warrants, resulting in net proceeds of $2,685,000. During the six months ended June 30, 2017, we also issued two unsecured promissory notes for aggregate proceeds of $500,000 and made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of June 30, 2017, our contractual payment obligations consisted of promissory notes of $537,500 due in November 2017 and an office lease.

On June 27, 2017, we executed a lease, to be effective August 30, 2017, for its manufacturing and office space. The term of the lease is five years (September 1, 2017 through August 31, 2022). We will occupy our current space at a rate of $12,967 per month until January 1, 2018. On January 2, 2018, the space will be expanded and the monthly rental rate will increase to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

For the six months ended June 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2017, there were no unregistered securities issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Because this Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the following disclosure in this Form 10-Q instead of in a Current Report on Form 8-K:

A. Unregistered Sales of Equity Securities.

On August 8, 2017, the Company entered into an Amendment (the “Amendment”) to certain Promissory Notes (the “Notes”) dated February 9, 2017 issued to Black Mountain Equities, Inc. and Gemini Master Fund, Ltd. (individually, “Holder” and collectively, the “Holders”), each in the original principal amount of $268,750 (the “Principal”). The Amendment amends each of the Notes to provide for an exchange of the Principal portion of each Note for 2,800,000 shares of the Company’s common stock, at a price per share price of approximately $0.096. In connection with this Amendment, the Holders are each willing to surrender to the Company the portion of the Note representing the accrued interest as the consideration for this Amendment. The shares are being issued in reliance upon one or more exemptions from the registration under the Securities Act of 1933, as amended (the “Securities Act”) including, without limitation, the exemption under Section 4(2) of the Securities Act. Pursuant to Rule 144 promulgated under the Securities Act, the holding period of the shares issued will tack back to February 9, 2017 (the original issue date of the Notes). The closing of the transactions contemplated by the Amendment is expected to occur or about August 15, 2017.

B. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers, Compensatory Arrangements of Certain Officers.

Independent Director Compensation Plan

On August 8, 2017, our Board approved a compensation plan for our independent directors effective for the election or appointment of independent directors on or after May 31, 2017. Under this compensation plan, we will pay the independent directors an annual fee of $60,000, payable quarterly in advance on the first business day of each quarter, covering any regular or special meetings of the Board or any committee thereof attended in person, any telephonic meeting of the Board or any committee thereof in which the director participated, any non-meeting consultations with our management, and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Company’s Audit Committee). The annual fee is paid 50% in cash and 50% in shares of our common stock, with the number of shares to be determined based on the closing price of the common stock on the date of issuance.

We pay the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable quarterly in advance. Mr. Tim Keating is currently the Chairman of the Board and is presently designated as the lead independent director. We pay the Audit Committee Chairman, currently Mr. Taylor Simonton, an annual fee of $15,000, payable quarterly in advance, for his services as our Audit Committee Chairman. There is no additional compensation paid to members of the Audit Committee.

At the time of initial election or appointment, each director also receives an equity retention award in the form of non-qualified stock options (“Stock Options”) to purchase shares of common stock, shares of common stock (“Common Shares”), or a combination thereof. The number of common shares underlying the Stock Options (“Option Shares”) and/or Common Shares included in the equity retention award is determined by the Board. Vesting of the equity retention award is determined by the Board, with a portion vesting upon grant and the remainder vesting over either a one- or two-year period following the grant.

Each director is responsible for the payment of any and all income taxes arising with respect to the grant of common stock or the exercise of non-qualified stock options.

We also reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on our behalf.

Board Member Stock Award

On August 8, 2017, Mr. Chris Bechtel, the Company’s third independent director who was elected on May 31, 2017, was awarded 600,000 shares of the Company’s common stock under the 2017 Equity Incentive Plan in consideration of services rendered to the Company prior to his appointment as a director. These shares were fully vested at the time of the award. The value attributable to the 600,000 shares was approximately $84,000 as calculated using the fair value of the Company’s common stock on August 8, 2017.

C. Regulation FD Disclosure.

Press Release Announcing Financial Results

On August 14, 2017, we issued a press release announcing our financial condition and results of operations for the three and six months ended June 30, 2017. The press release is attached hereto as Exhibit 99.1.

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

Date : August 14, 2017	SURNA INC.

	By:	/s/ Trent Doucet
Trent Doucet, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Dean S Skupen
Dean S Skupen, Director of External Reporting
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated August 14, 2017, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

