Form 10-Q
period 2017-09-30
Surna Inc.
filed 2017-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 10, 2017, there were 191,265,919 shares of the registrant’s common stock outstanding.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	Unaudited
ASSETS
Current Assets
Cash and cash equivalents	$1,300,706	$319,546
Accounts receivable (net of allowance for doubtful accounts of $93,000 and $91,000 respectively)	274,762	47,166
Notes receivable	-	157,218
Inventory, net	554,170	747,905
Prepaid expenses	182,623	84,976
Total Current Assets	2,312,261	1,356,811

Noncurrent Assets
Property and equipment, net	77,676	93,565
Intangible assets, net	680,267	667,445
Deposits	51,000	-
Total Noncurrent Assets	808,943	761,010

TOTAL ASSETS	$3,121,204	$2,117,821

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$1,450,363	$1,337,853
Deferred revenue	1,241,819	1,421,344
Amounts due shareholders	21,676	57,398
Convertible promissory notes, net	-	761,440
Convertible accrued interest	-	161,031
Derivative liability on warrants	265,760	477,814
Total Current Liabilities	2,979,618	4,216,880

Noncurrent Liabilities
Amounts due shareholders-long term	-	11,985
Total Noncurrent Liabilities	-	11,985

TOTAL LIABILITIES	2,979,618	4,228,865

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 189,865,919 and 160,744,916 shares issued and outstanding, respectively	1,898	1,607
Additional paid in capital	18,027,715	12,222,789
Accumulated deficit	(17,888,799)	(14,336,212)
Total Shareholders’ Equity (Deficit)	141,586	(2,111,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY(DEFICIT)	$3,121,204	$2,117,821

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$1,566,256	$1,170,760	$4,901,241	$5,560,837

Cost of revenue	1,175,047	753,624	3,668,698	3,742,321

Gross profit	391,209	417,136	1,232,543	1,818,516

Operating expenses:
Advertising and marketing expenses	168,476	45,177	484,418	155,172
Product development costs	60,145	75,144	250,228	275,370
Selling, general and administrative expenses	1,396,957	533,694	3,518,528	1,559,070
Total operating expenses	1,625,578	654,015	4,253,174	1,989,612

Operating income (loss)	(1,234,369)	(236,879)	(3,020,631)	(171,096)

Other income (expense):
Interest and other income, net	1,016	10,576	3,808	19,060
Interest expense	-	(89,203)	(41,233)	(282,657)
Amortization of debt discount on convertible promissory notes	(10,037)	(291,000)	(63,157)	(1,335,429)
Loss on extinguishment of debt	(228,428)	-	(643,428)	-
(Loss) gain on change in derivative liabilities	(6,660)	(62,000)	212,054	(348,297)
Total other income (expense)	(244,109)	(431,627)	(531,956)	(1,947,323)

Loss before provision for income taxes	(1,478,478)	(668,506)	(3,552,587)	(2,118,419)

Provision for income taxes	-	-	-	-

Net loss	(1,478,478)	(668,506)	(3,552,587)	(2,118,419)

Other comprehensive income (expense)	-	-	-	-
Comprehensive loss	$(1,478,478)	$(668,506)	$(3,552,587)	$(2,118,419)

Loss per common share – basic and dilutive	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average number of shares outstanding, both basic and dilutive	184,912,253	145,268,135	179,470,179	139,684,359

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2017

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares outstanding	Number of Shares to Be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2016	77,220,000	$772	160,744,916	-	$1,607	$12,222,789	$(14,336,212)	$(2,111,044)
Common shares issued for conversion of debt and interest, net of unamortized debt discount	-	-	10,601,554	-	106	1,751,049	-	1,751,155
Value attributed to modification of warrants	-	-	-	-	-	59,000	-	59,000
Common shares issued with convertible notes payable	-	-	250,000	-	3	39,127	-	39,129
Common shares issued for cash, net	-	-	16,781,250	-	168	2,684,832	-	2,685,000
Fair value of warrants issued and options granted for compensation	-	-	-	-	-	415,570	-	415,570
Common shares issued as compensation for services	-	-	1,711,891	1,200,000	17	398,758	-	398,775
Common shares to be issued in settlement of restricted stock units awarded as compensation for consulting services	-	-	-	200,000	-	20,500	-	20,500
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	218,677	-	218,677
Fair value of vested stock options granted to employees	-	-	-	-	-	217,411	-	217,411
Other common shares	-	-	(223,692)	-	(2)	2	-	-
Net loss	-	-	-	-	-	-	(3,552,587)	(3,552,587)
Balance September 30, 2017	77,220,000	$772	189,865,919	1,400,000	$1,898	$18,027,715	$(17,888,799)	$141,586

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(3,552,587)	$(2,118,419)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and intangible asset amortization expense	34,087	43,870
Amortization of debt discounts on convertible notes	38,433	1,335,429
Amortization of original issue discount on notes payable	25,520	-
(Gain) loss on change in derivative liability	(212,054)	348,297
Compensation paid in equity	1,270,933	4,028
Provision for doubtful accounts	1,715	44,127
Provision for excess and obsolete inventory	208,801	-
Loss on sale of assets other	-	1,117
Loss on extinguishment of debt	643,428	-
Changes in operating assets and liabilities:
Accounts and note receivable	(207,205)	186,945
Inventory	(15,066)	345,316
Prepaid expenses	(119,753)	17,211
Accounts payable and accrued liabilities	112,516	(864,937)
Deferred revenue	(179,525)	434,529
Accrued interest	(10,574)	282,657
Deferred compensation	-	(25,600)
Cash (used in) provided by operating activities	(1,961,331)	34,570

Cash Flows From Investing Activities:
Cash disbursed for patent fees	(16,454)	(22,380)
Purchase of property and equipment	(14,566)	(15,126)
Proceeds from the sale of property and equipment	-	32,600
Cash disbursed for lease deposit	(51,000)	-
Cash disbursed for note receivable	-	(80,000)
Cash received from repayment of note receivable	157,218	100,000
Cash provided by investing activities	75,198	15,094

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	-	358
Cash proceeds from sale of common stock and warrants	2,685,000	-
Payments on convertible notes payable	(270,000)	-
Proceeds from issuance of notes payable	500,000	-
Payments on loans	-	(34,115)
Payments on loans from shareholders	(47,707)	(111,009)
Cash provided by (used in) financing activities	2,867,293	(144,766)

Net change in cash and cash equivalents	981,160	(95,102)
Cash and cash equivalents, beginning of period	319,546	330,557
Cash and cash equivalents, end of period	$1,300,706	$235,455

Supplemental cash flow information:
Interest paid	$44,150	$-
Income tax paid	$-	$-

Non-cash investing and financing activities:
Conversions of promissory notes and accrued interest to common stock	$1,205,856	$889,084
Derivative liability on convertible promissory notes and warrants	$-	$673,050
Equipment issued in settlement of debt	$-	$2,500

See accompanying notes to the unaudited condensed consolidated financial statements.

Surna Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company:

Surna Inc. (the “Company”) incorporated in Nevada on October 15, 2009. On March 26, 2014, the Company acquired Safari Resource Group, Inc. (“Safari”), a Nevada corporation, whereby the Company became the sole surviving corporation after the acquisition of Safari. In July 2014, the Company acquired 100% of the membership interests in Hydro Innovations, LLC, a Texas limited liability company (“Hydro”), pursuant to which Hydro became a wholly-owned subsidiary of the Company. The Company engineers and manufactures innovative technology and products that address the energy and resource intensive nature of indoor cultivation. The Company is focused on supplying industrial solutions to commercial indoor cannabis cultivation facilities. The Company’s engineering team is tasked with creating novel energy and resource efficient solutions, including the Company’s proprietary liquid-cooled climate control platform. The Company’s engineers continuously seek to create technologies that allow growers to meet the specific demands of a cannabis cultivation environment through temperature, humidity, light, and process control. The Company’s objective is to provide intelligent solutions that improve the quality, control and overall crop yield and efficiency of indoor cannabis cultivation. The Company is headquartered in Boulder, Colorado. The Company does not cultivate or distribute cannabis.

Financial Statement Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. The balance sheet as of December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2016. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $3,553,000 for the nine months ended September 30, 2017, and had an accumulated deficit of approximately $17,889,000 as of September 30, 2017. Since inception, the Company has financed its activities principally through debt and equity financing and customer deposits. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals; successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research and development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fund its operations and generating a level of revenues adequate to support the Company’s cost structure. In the first quarter of 2017, the Company extinguished convertible promissory notes in the principal amount of $510,000 through the issuance of shares of its common stock (See Note 2) and raised $2,685,000 in a private placement of the Company’s common stock and attached warrants to accredited investors (see Note 6). In the third quarter of 2017, the Company extinguished notes payable in the principal amount of $537,000 through the issuance of shares of its common stock (See Note 3).

The Company will likely need to raise debt and equity financing in the future in order to continue its operations and achieve its growth targets, however, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for the Company’s products and services, the success of product development efforts, the timing of receipts for customer deposits, the management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services. The Company believes its cash balances and cash flow from operations will not be sufficient to fund its operations and growth for the next twelve months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will likely need to raise additional funding to continue as a going concern from investors or through other avenues.

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

Warrants Issued in Connection with Financings:

The Company generally accounts for warrants issued in connection with financings as a component of equity, unless there is a possibility that the Company may have to settle the warrants in cash. For warrants issued with the deemed possibility of a cash settlement, the Company records the fair value of the issued warrants as a liability at each reporting date and records changes in the estimated fair value as a non-cash gain or loss in the condensed consolidated statements of operations. The fair values of have been determined using the Black Scholes Merton Option Pricing valuation model, or the Black-Scholes Model. The Black-Scholes Model provides for assumptions regarding volatility, call and put features and risk-free interest rates within the total period to maturity. These values are subject to a significant degree of judgment on the part of the Company.

Fair value measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level to classify them for each reporting period. There have been no transfers between fair value measurements levels during the three months ended September 30, 2017. The carrying amounts for cash, accounts receivable and accounts payable, accrued expenses and other current liabilities approximate fair value due to their short-term nature.

The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table sets forth the Company’s assets and liabilities that were measured at fair value as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy:

	As of September 30, 2017				As of December 31, 2016
	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III	Fair Value
Financial liabilities:
Derivative liabilities - warrants	$–	$–	$265,760	$265,760	$–	$-	$477,814	$477,814
Total financial assets (liabilities)	$-	$-	$265,760	$265,760	$-	$-	$477,814	$477,814

The estimated fair value of the derivative liability associated with the Company’s warrants is calculated using the Black-Scholes option pricing model.

Net Income (Loss) Per Share

In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2017, there are approximately 19,143,050 shares of common stock issuable upon the exercise of certain outstanding options and warrants and vesting of certain restricted stock units that have been excluded from the computation of diluted net loss per share because the effect would have been anti-dilutive.

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under this ASU, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 and its related amendments are effective for reporting periods (including interim periods) beginning after December 31, 2017. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective method”). The Company currently plans to adopt the standard under the modified retrospective method effective January 1, 2018, which will be reflected in its financial statements as of and for the three months ended March 31, 2018. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated financial statements, and is working with a consultant to assess the effects of the new standard on its internal processes, customer contracts, and future revenues.

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

Pursuant to the Agreements, in the first quarter of 2017, the Company (i) converted Original Notes with an aggregate outstanding principal amount of $510,000 and accrued interest of $134,553 in exchange for the issuance of 5,001,554 shares of the Company’s common stock, and (ii) amended Original Warrants to reduce their exercise price. In the first quarter of 2017, the Company also made payments of $314,150 to settle convertible promissory notes in the principal amount of $270,000 and accrued interest of $44,150. As of June 30, 2017, the Company had no convertible notes outstanding.

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

NOTE 3 – PROMISSORY NOTES

On February 9, 2017, the Company entered into a securities purchase agreement with two accredited investors pursuant to which the Company issued promissory notes in the aggregate original principal amount of $537,500. In addition, each investor received 125,000 shares, an aggregate of 250,000 shares, of the Company’s common stock. The notes were unsecured, had an interest rate of 6%, per annum and were originally due and payable, with all accrued interest, on November 9, 2017. The total proceeds were approximately $500,000 with an original issue discount of approximately $37,500. The Company allocated the cash proceeds amount between the debt and shares issued on a relative fair value basis. Based on relative fair value, the Company allocated approximately $461,000 and $39,000 to the promissory notes and the shares of common stock, respectively. The original issue discount of $37,500 and fair value of the shares issued of $39,000 were amortized and expensed over the life of the loans. For the three and nine months ended September 30, 2017, the amortization expense was approximately $11,000 and approximately $50,000, respectively. In the event of a default under the terms of the promissory notes, the interest rate automatically increases to 18% per annum, until such time as the default event is cured. The events of default included suspension from trading of the Company’s common stock, failure to pay principal or interest when due, commencement of bankruptcy or insolvency proceedings or a change of control.

On August 8, 2017, the Company executed an amendment (the “Amendment”) with the holders of the promissory notes, each in the original principal amount of $268,750. The Amendment provides for each of the holder’s notes to convert its principal into 2,800,000 shares, or 5,600,000 shares in the aggregate, of the Company’s common stock, at a price per share of approximately $0.096. The Company’s closing share price on August 7, 2017 was $0.135. In connection with this Amendment, the holders also agreed to surrender to the Company the portion of the promissory notes representing the accrued interest as the consideration for this Amendment, which approximates $16,900 in total. The transactions contemplated by the Amendment closed on August 22, 2017.

The Company has accounted for the Amendment as debt extinguishment whereby the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during the third quarter of 2017. The following details the calculation of the loss on extinguishment of the notes payable in the third quarter of 2017:

Carrying amount of debt
Principal converted	$537,500
Accrued interest converted	15,904
Unamortized debt discount	(25,832)
Total carrying amount of debt	527,572
Reacquisition price of debt
Fair value of shares of common stock issued	756,000
Loss on extinguishment of debt	$(228,428)

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

Internal Revenue Service Penalties

The Company has been penalized by the Internal Revenue Service for failure to file its Foreign Form 5471, Information Return of U.S. Persons With Respect To Certain Foreign Corporations, for the years 2009 through 2014 on a timely basis. The penalties approximate $115,000. The Company’s request that the penalties be abated was initially denied by the Internal Revenue Service. The Company is appealing and believes the likelihood of abatement is high based on reasonable cause. However, there can be no assurance of any abatement until the Internal Revenue Service acts upon the appeal.

Stock Options of Former CEO

In March 2017, a former CEO of the Company requested to exercise an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $.00024 per share. The stock option expired in March 2017. The Company’s Board of Directors (the “Board”) has not approved the request for the issuance of the common stock under the stock option.

New Building Lease

On June 27, 2017, the Company executed a lease, to be effective September 29, 2017, for its manufacturing and office space. The term of the lease commenced September 29, 2017 and continues through August 31, 2022. The Company will occupy its current space at a rate of $12,967 per month until January 1, 2018. On January 2, 2018, the space will be expanded and the monthly rental rate will increase to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Pursuant to the lease, the Company made a security deposit of $51,000 on July 31, 2017 and received a $100,000 allowance for leasehold improvements. No leasehold improvements have been made as of September 30, 2017.

The following is a schedule by years of the minimum future lease payments on the building lease as of September 30, 2017.

Year ending December 31:
2017	$38,901
2018	230,026
2019	236,926
2020	244,034
2021	251,355
Later years	170,888
Total future minimum lease payments	$1,172,130

NOTE 5 – RELATED PARTY TRANSACTIONS

Keen Consulting Agreement

On May 10, 2017, the Board approved a three-year consulting agreement between the Company and Stephen Keen, a principal shareholder of the Company and a former officer and director. Under the consulting agreement, Mr. Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also includes certain activity restrictions which prohibit Mr. Keen from competing with the Company. In connection with the execution of this consulting agreement, Mr. Keen resigned as a director of the Company on May 10, 2017. Mr. Keen’s employment with the Company ceased as of April 28, 2017. Pursuant to the terms of this agreement, the Company paid Mr. Keen $7,500 and $12,500 for the three and nine months ended September 30, 2017, respectively.

Sterling Pharms Equipment Agreement

On May 10, 2017, the Board approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Mr. Keen, which operates a Colorado-regulated cannabis cultivation facility currently under construction. Under this agreement, the Company has agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500. Also, under this agreement, Sterling has agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling has also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

As of September 30, 2017, Sterling Pharms had accepted substantially all the equipment under the agreement, but is in the process of completing the installation of the equipment. Pursuant to the terms of this agreement, the respective payments will begin upon the delivery and installation of the equipment.

In September 2017, the Company received a deposit from Sterling of $78,310 to purchase equipment unrelated to the lease. The Company purchased on behalf of Sterling additional equipment of $23,520 which is included in Other Receivables.

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

The Company pays the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable quarterly in advance. The Company pays the Audit Committee Chairman an annual fee of $15,000, payable quarterly in advance, for his services as the Audit Committee Chairman. There is no additional compensation paid to members of the Audit Committee.

At the time of initial election or appointment, each director also receives an equity retention award in the form of non-qualified stock options to purchase shares of common stock, shares of common stock, or a combination thereof.

Employment Agreement with Current Chief Executive Officer

On September 6, 2017, the Board approved an employment agreement between the Company and its current Chief Executive Officer (“the CEO”), which included the grant of certain restricted stock units.

The initial term of the employment agreement commenced on August 17, 2017, the date of the CEO’s appointment, and will continue until December 31, 2019. However, the Company and the CEO may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event the CEO’s employment is terminated by the Company during the initial term without cause, the CEO will be entitled to receive his base salary for an additional 30 days. Following the initial term, the Company and the CEO may extend the employment agreement for additional one-year terms by mutual written agreement.

The CEO will receive an annualized base salary of $180,000. Beginning December 31, 2017 and for each six-month period through December 31, 2019, the CEO will also be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined, in its sole discretion, that the CEO’s performance has been average or better for such special bonus period.

The Board also granted the CEO a total of 3,000,000 restricted stock units, which vest based on the CEO’s continued service and subject to the following performance thresholds: (i) 1,500,000 restricted stock units will vest on March 31, 2019 if the Company achieves 2018 revenue of $18,000,000, and (iii) 1,500,000 restricted stock units will vest on March 31, 2020 if the Company achieves 2019 revenue of $25,000,000.

In consideration of the grant of the restricted stock units and the eligibility for the special bonus, the CEO agreed to terminate and cancel the non-qualified stock options to purchase 900,000 shares of the Company’s common stock, which were granted to him as an equity retention award in connection with his appointment to the Board on August 8, 2017.

In the event of a change of control involving the Company, (i) any restricted stock units not already vested will become vested (other than those restricted stock units that were previously forfeited due to failure to meet the performance threshold), and (ii) any remaining special bonuses related to any bonus period ending after the date of the change of control will become due and payable, provided the CEO continues to provide services to the Company on the date immediately preceding the date of the change of control.

On August 8, 2017, the CEO was awarded 600,000 shares of the Company’s common stock in consideration of services rendered to the Company prior to his appointment as a director. These shares were fully vested at the time of the award.

Resignation of Former Chief Executive Officer

On August 17, 2017, the Company’s then current Chief Executive Officer (the “Previous CEO”) notified the Board of his resignation, including his resignation as a director, effective August 17, 2017.

On August 17, 2017, the Company and the Previous CEO entered into an employment agreement pursuant to which the Previous CEO will continue his employment as the Company’s Vice President Business Development – West Coast, a non-executive officer position. The Previous CEO will focus his efforts and use his industry knowledge to assist the Company in developing the significant market opportunities resulting from the recent legalization of cannabis for recreational use in the State of California. The initial term of the employment agreement commences on August 17, 2017 and continues until March 31, 2018. The employment agreement may be extended beyond the initial term upon the mutual agreement of the Company and the Previous CEO.

On August 17, 2017, the Board also granted the Previous CEO a total of 9,000,000 restricted stock units, which vest in twelve (12) equal installments (750,000 restricted stock units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next eleven (11) calendar months, provided that the Previous CEO is employed by the Company on such vesting date or, if the initial term under the employment agreement has expired, the Previous CEO has not materially breached any non-competition, non-solicitation and other post-termination of employment obligations.

NOTE 6 – SHAREHOLDERS’ EQUITY

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

Equity Issued as Compensation for Services

Warrants Issued to Former Director

On May 31, 2017, in connection with the resignation of a former director, the Company agreed to issue the former director three individual warrants to purchase: (i) 900,000 shares (“Warrant 1”), (ii) 460,525 shares (“Warrant 2”), and (iii) 460,525 shares (“Warrant 3”) (collectively, the “Warrants”) of the Company’s common stock for a period of five years. Warrant 1 was granted on June 20, 2017, is fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.114 per share with the option for a cashless exercise. Warrants 2 and 3 were granted on June 20, 2017, are fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.0005 per share with the option for a cashless exercise. The Company recorded approximately $207,000 of compensation expense for the fair value the Warrants on the grant date. The fair value of the Warrants at the date of grant was determined using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Option Pricing Model were term of the Warrants of 5 years, volatility rate of 119.96%, quarterly dividends 0%, and a risk-free interest rate of 1.77%.

Warrants Issued to Investment Bank

On June 18, 2017, for services rendered in connection with the conversion of the Original Notes, the Company issued to an investment bank or its designees a warrant (“Banker Warrant”) to purchase, at an exercise price $0.35 per share, 500,000 shares of the Company’s common stock for a period of three years. The Banker Warrants were fully vested on the date of issuance and may be exercised beginning December 20, 2017. The Company recorded approximately $55,000 of expense for the fair value the Banker Warrant on the date of issuance. The fair value of the Banker Warrants at date of issuance was determined using the Black-Scholes Option Pricing Model. The assumptions used in the Black-Scholes Option Pricing Model were term of the Banker Warrant of 3 years, volatility rate of 120.02%, rate of quarterly dividends 0% and a risk-free interest rate of 1.52%.

Common Shares Issued to Employee

During the first quarter of 2017, the Company issued to an employee 40,000 shares of common stock which were valued at approximately $9,000 on the date of issuance.

Common Shares Issued to Director

On March 14, 2017, the Company issued to its Chairman of the Board (the “Chairman”) 700,000 shares of common stock as an equity retention award. These shares were valued, using the closing price for the Company’s common stock, as of the date of ratification for total value of $122,000, which was expensed as compensation.

2014 Stock Ownership Plan

As of December 31, 2016, the Company had non-qualified stock options to purchase 6,177,600 shares of the Company’s common stock, with an exercise price of $0.00024, outstanding under the 2014 Stock Ownership Plan of Safari Resource Group, Inc. (the “2014 Stock Plan”). Upon the adoption of the Company’s 2017 Equity Incentive Plan (the “2017 Equity Plan”), there will be no further awards under the 2014 Stock Plan.

In March 2017, in a private transaction, certain principal shareholders of the Company, assigned to the Previous CEO, non-qualified stock options to purchase 3,088,800 shares of the Company’s common stock outstanding under the 2014 Stock Plan. The principal shareholders informed the Company that they agreed to assign these options as an incentive (i) for the Previous CEO to complete the negotiations with the Company’s convertible noteholders to convert their notes into shares of the Company’s common stock, and (ii) for the Previous CEO to complete a private placement of the Company’s common stock. The Previous CEO thereupon delivered a purported notice of exercise of the options to the Company just prior to the expiration of the options. The Company erroneously reported in its Form 10-K for the year ended December 31, 2016 that the common stock underlying these options had been issued during the three months ended March 31, 2017. Prior to the Company’s acceptance of the notice of exercise and issuances of these shares in response thereto, in May 2017, the Previous CEO and the principal shareholders entered into a rescission agreement to nullify the March 2017 assignment transaction. Pursuant to their terms, the options have expired.

In March 2017, a former CEO of the Company, holding non-qualified options to 3,088,800 shares of the Company’s common stock outstanding under the 2014 Stock Plan, requested to exercise options with respect to 3,000,000 shares at an exercise price of $.00024 per share. The Board has not approved the request for the issuance of the common stock underlying these exercised options. All of these options expired in March 2017.

As of September 30, 2017, there are no options outstanding under the 2014 Stock Plan.

2017 Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the 2017 Equity Plan in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of September 30, 2017, the Company has granted, under the 2017 Equity Plan, awards in the form restricted shares for services rendered by independent directors and consultants, non-qualified stock options and RSUs.

Equity-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash. The following is a summary of equity-based compensation costs under the 2017 Equity Plan included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017:

	Three months	Nine months
Equity-based compensation expense included in:
Cost of revenue	$38,104	$38,104
Advertising and marketing expenses	7,259	7,259
Product development costs	2,640	2,640
Selling, general and administrative expenses	578,151	877,856
Total equity-based compensation expense included in consolidated statement of operations	$626,154	$925,859

Equity-based compensation expense is reduced for forfeitures as the forfeitures occur since the Company does not have historical data or other factors to appropriately estimate the expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

The total unrecognized compensation expense for unvested equity-based compensation awards at September 30, 2017, was $1,304,660, which will be recognized over approximately 2.25 years. This unrecognized compensation expense does not include the potential future compensation expense related to equity awards which are subject to vesting based on certain revenue and bookings thresholds for 2017, 2018 and 2019 being satisfied (the “Performance-based Awards”). As of September 30, 2017 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote.

Restricted Stock Awards

On August 8, 2017, the CEO was awarded 600,000 shares of restricted stock under the 2017 Equity Plan in consideration of services rendered to the Company prior to his appointment as a director. These restricted shares were fully vested at the time of the award and the value attributable to these shares, which were issued in August 2017, was $84,000 as calculated using the fair value of the Company’s common stock on August 7, 2017. See Note 5 – Related Party Transactions – Employment Agreement with Current Chief Executive Officer.

On August 8, 2017, the Company awarded 111,113 restricted shares under the 2017 Equity Plan to independent directors in lieu of the payment of cash fees earned during the second quarter of 2017. These restricted shares were fully vested at the time of the award. The value attributable to these shares, which were issued in August 2017, was $15,000 as calculated using the fair value of the Company’s common stock on August 7, 2017. As of September 30, 2017, the independent directors are owed cash fees of $15,000 which will be paid in the form of fully vested restricted shares in November 2017.

On August 8, 2017, the Company awarded 260,778 restricted shares under the 2017 Equity Plan to a consultant who provided corporate and financial services to the Company. These restricted shares were awarded in lieu of cash fees earned for the April, May, June and July 2017 and were fully vested at the time of the award. The value attributable to these shares, which were issued in August 2017, was $35,000 as calculated using the fair value of the Company’s common stock on August 7, 2017. As of September 30, 2017, the consultant is owed cash fees of $15,000 which will be paid in the form of fully vested restricted shares in November 2017.

On September 6, 2017, the Company awarded 1,200,000 restricted shares under the 2017 Equity Plan to an employee as compensation. These restricted shares were fully vested at the time of the award. The value attributable to these shares, which were issued in October 2017, was $134,280 as calculated using the fair value of the Company’s common stock on September 6, 2017. These shares are reflected as shares to be issued in the Company’s Statement of Changes in Shareholders’ Equity (Deficit).

Non-Qualified Stock Options

On August 8, 2017, the Board granted to certain independent directors non-qualified stock options, under the 2017 Equity Plan, to purchase a total of 1,800,000 shares of the Company’s common stock at an exercise price of $0.135 per share for a period of ten years. These options vest 50% on date of grant and the remaining 50% on March 1, 2018, provided they are still serving as a director on such date. On August 17, 2017, one of these independent directors was appointed the CEO and, in consideration of the grant of the restricted stock units and the eligibility for the special bonus, the CEO agreed to terminate and cancel the non-qualified stock options to purchase 900,000 shares of the Company’s common stock previously granted to him.

During the third quarter of 2017, the Board granted to certain employees non-qualified stock options, under the 2017 Equity Plan, to purchase a total of 12,355,000 shares of the Company’s common stock at an exercise price equal to the closing market price of the Company’s common stock on the day before the grant. The terms of the options are summarized as follows:

(a)	Non-qualified stock options to purchase 1,805,000 shares at an exercise price of $0.135 per share granted to certain employees on August 8, 2017, which vest based on the employee’s continued service over 2.75 years, as follows: (i) 661,672 options will vest if the employee remains employed at various dates during 2017, (ii) 571,665 options will vest if the employee remains employed at various dates during 2018, and (iii) 571,663 options will vest if the employee remains employed at various dates during 2019, and have a term of 10 years. As of September 30, 2017, non-qualified stock options to purchase 60,000 shares have expired.

(b)	Non-qualified stock options to purchase 1,300,000 shares at an exercise price of $0.121 per share granted to a former employee on August 17, 2017, which were fully vested on the grant date and have a term of three years.

(c)	Non-qualified stock options to purchase 1,200,000 shares at an exercise price of $0.135 per share granted to certain employees on August 8, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 400,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 400,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 400,000 options will vest if the Company achieves 2019 revenue of $25,000,000.

(d)	Non-qualified stock options to purchase 4,050,000 shares at an exercise price of $0.121 per share granted to certain employees on August 17, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 800,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 1,300,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 1,950,000 options will vest if the Company achieves 2019 revenue of $25,000,000.

(e)	Non-qualified stock options to purchase 4,000,000 shares at an exercise price of $0.112 per share granted to an employee on September 9, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 750,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 1,250,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 2,000,000 options will vest if the Company achieves 2019 revenue of $25,000,000.

The Company uses the Black-Scholes Option Pricing Model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of option awards.

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 117.13% - 120.6%; expected term in years 5.0 - 7.5 and risk free interest rate 1.71% - 2.07%

A summary of the non-qualified stock options granted to employees under the 2017 Equity Plan as of September 30, 2017, and changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2016	-	$-	-	-
Granted	12,355,000	0.121	9.9	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(60,000)	0.135	9.9	-
Outstanding as of September 30, 2017	12,295,000	0.121	9.9	-
Expected to vest as of September 30, 2017	3,045,000	0.129	9.9	-

As of September 30, 2017, of the options to purchase 12,295,000 shares outstanding, options to purchase 9,250,000 shares are performance-based and the Company has determined that the likelihood of performance levels being obtained is remote as of the date of grant and September 30, 2017. Based on the low level of obtaining the performance level, the fair value of these performance-based options was negligible as of the grant date and September 30, 2017.

A summary of the non-qualified stock options granted to the directors under the 2017 Equity Plan as of September 30, 2017, and changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2016	-	$-	-	-
Granted	1,800,000	0.135	9.9	-
Exercised	-	-	-	-
Forfeited/Cancelled	(900,000)	0.135	9.9	-
Expired	-	-	-	-
Outstanding and expected to vest as of September 30, 2017	900,000	0.135	9.9	-

The total fair value of vested options issued to employees and directors and recorded as compensation expense was $303,000 and $371,000 for the three and nine months ended September 30, 2017, respectively. Compensation expense for the nine months ended September 30, 2017 includes $68,000 for cancelled options.

Restricted Stock Units

On August 8, 2017, the Company awarded 700,000 restricted stock units to the Chairman based on the retention agreement between the Company and the Chairman entered into in March 2017 prior to his appointment. These restricted stock units will vest on March 1, 2018, provided he remains a director on such date, and will be settled by the issuance of one share of common stock for each vested restricted stock unit.

On June 12, 2017, the Company entered into a consulting agreement for a sales and business development services. The consulting term ended on September 1, 2017. The consultant was compensated with an award of 200,000 restricted stock units, which vested on the following dates: 66,667 units on July 7, 2017, 66,667 units on August 4, 2017 and 66,666 units on September 1, 2017. Each vested restricted stock unit will be settled by the issuance of one share of common stock. The Company will account for these restricted stock units using the graded vesting method with the total value of the restricted stock units calculated on the date the shares of common stock are issued to the consultant. For accounting purposes, the restricted stock units will be revalued at each reporting date with the final value being the date the shares of common stock are issued to the consultant. The Company recorded an expense of $17,000 and $21,000 for the three and nine months ended September 30, 2017, respectively. The Company issued 200,000 shares of common stock to settle the vested restricted stock units on October 3, 2017 which are reflected as shares to be issued in the Company’s Statement of Changes in Shareholders’ Equity (Deficit).

During the third quarter of 2017, the Company also issued 12,700,000 restricted stock units to employees as follows:

(a)	On August 17, 2017, the Company granted 700,000 restricted stock units to certain employees which vest at various times during the first quarter of 2018, provided the employee remains employed as of the vesting date.

(b)	On August 17, 2017, the Company granted to the Previous CEO 9,000,000 restricted stock units, which vest in 12 equal installments (750,000 restricted stock units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next 11 calendar months, provided that the Previous CEO is employed by the Company on such vesting date or, if the initial term under the employment agreement has expired, the Previous CEO has not materially breached any non-competition, non-solicitation and other post-termination of his employment obligations.

(c)	On September 6, 2017, the Company granted 3,000,000 restricted stock units to the CEO, which vest based on the CEO’s continued service and subject to the following performance thresholds: (i) 1,500,000 restricted stock units will vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 restricted stock units will vest if the Company achieves 2019 revenue of $25,000,000.

All of the foregoing restricted stock unit awards will be settled by the issuance of one share of common stock for each vested restricted stock unit.

A summary of the restricted stock units awarded to employees, directors and consultants under the 2017 Equity Plan as September 30, 2017 and changes during the period then ended, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value

Unvested as of December 31, 2016	-	$-
Granted	13,600,000	0.122
Vested	(1,828,000)	0.132
Forfeited	-	-
Unvested as of September 30, 2017	11,772,000	0.121
Expected to vest as of September 30, 2017	8,772,000	$0.123

As of September 30, 2017, of the unvested 11,772,000 restricted stock units, 3,000,000 restricted stock units are performance-based and the Company has determined that the likelihood of performance levels being obtained is remote as of the date of grant and September 30, 2017. Based on the low level of obtaining the performance level, the fair value of these performance-based restricted stock units was negligible as of the grant date and September 30, 2017.

.

The total fair value of the vested restricted stock units issued to employees, directors and consultants and recorded as compensation expense was $214,000 and $239,000 for the three and nine months ended September 30, 2017, respectively.

NOTE 7 – SUBSEQUENT EVENTS

Unless disclosed elsewhere within the Notes to Unaudited Condensed Consolidated Financial Statements, the following significant subsequent events occurring after September 30, 2017 are discussed below.

Equity

In October 2017, the Company issued 1,400,000 shares of the Company’s common stock, which were classified as shares to be issued as of September 30, 2017, consisting of 1,200,000 restricted shares issued as compensation to an employee and 200,000 restricted units issued to a consultant as compensation which were settled by the issuance of 200,000 shares.

On October 10, 2017, the Board granted non-qualified stock options, under the 2017 Equity Plan, to certain employees to purchase 175,000 shares at an exercise price of $0.105 per share, which vest over the next 2.75 years.

On October 10, 2017, the Board awarded an employee 200,000 restricted stock units, under the 2017 Equity Plan, which vest in the second quarter of 2018.

On November 7, 2017, the Board awarded an employee 200,000 restricted stock units, under the 2017 Equity Plan, which vest in the second quarter of 2018.

On November 7, 2017, the Board awarded a total of 104,896 restricted shares, which were immediately vested, to the independent directors in lieu of cash fees of $15,000 earned during the third quarter of 2017.

On November 7, 2017, the Board awarded a total of 143,707 restricted shares, which were immediately vested, to a consultant in lieu of cash fees of $20,500 earned in August, September and October of 2017.

Employment Agreement with Principal Shareholder

On October 10, 2017, the Board approved an employment agreement between the Company and a principal shareholder, the Company’s Vice President, Secretary and Senior Technical Advisor. The employment agreement superseded and replaced an employment agreement between the Company and such principal shareholder dated July 25, 2014, which expired by its terms on July 25, 2017. The initial term of the employment agreement commenced on October 1, 2017 and continues until December 31, 2019. However, the Company and such principal shareholder may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event such principal shareholder’s employment is terminated by the Company during the initial term without cause, such principal shareholder will be entitled to receive her base salary for an additional 30 days. Following the initial term, the Company and such principal shareholder may extend the employment agreement for additional one-year terms by mutual written agreement. Such principal shareholder will receive an annualized base salary of $150,000. During the initial term, such principal shareholder will be eligible to participate in the Company’s sales incentive program for sales personnel, as in effect and as amended from time to time by the Company (the “Sales Program”). In connection with the Sales Program, such principal shareholder will be entitled to a sales incentive equal to one-quarter of one percent (0.25%) of the revenue collected and earned from the Company’s sales, payable quarterly in arrears. Subject to the approval of the independent members of the Board, such principal shareholder may be eligible to participate in the 2017 Equity Plan. The independent members of the Board have not approved such principal shareholder’s participation in the 2017 Equity Plan, and such principal shareholder has not been granted, nor does such principal shareholder hold, any equity awards under thereunder.

Designation of Principal Financial and Accounting Officer

On October 16, 2017, Dean S. Skupen notified the Board of his resignation as the Company’s Director of External Reporting and designated Principal Financial and Accounting Officer. The Company’s Chief Financial Officer will serve as the Company’s new designated Principal Financial and Accounting Officer.

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

The demand for our integrated solution, including engineering design, proprietary equipment and third party manufactured equipment, is primarily based on the new construction of cannabis cultivation facilities in the U.S. and Canada. Due to continued uncertainty of the cannabis industry following the U.S. Justice Department’s announcement of its opposition to legalized cannabis in early 2017, we believe there may be some delay in new cannabis cultivation facilities by potential customers.

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of opportunities and customers to whom will can potentially sell our systems.

For 2017, we are focused on: (i) new facility construction in California where recreational cannabis use was approved in November 2016, and (ii) in Canada where medicinal use is federally legal, and the federal government has signaled its intention to legalize recreational adult use in 2018.

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

● First, we provide our customer with engineering plans for which we require an upfront deposit before we begin our services. In many cases, the engineering phase is done as part of the license application or building permit process, represents on average approximately 10% of the total contract value, and takes approximately four to six weeks to complete. We previously required a larger initial deposit that covered engineering and initial equipment items; however, beginning in early 2017, we began offering our customers a lower initial deposit for engineering only. Our strategy is to secure the sales contract and commence the engineering portion of the project earlier, which is important for a number of reasons: (i) we can assist our customers with their engineering and design plans as part of their licensing application process, (ii) we are better positioned to utilize our technology for the project at an earlier stage, and (iii) we are able to help reduce the customer’s time to market.

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

Given the timing of the deliverables of our sales contracts, we can experience large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting or preparation of their facilities for equipment installation.

As of September 30, 2017, the unearned contract value of our outstanding sales contracts for which we have received an initial deposit increased to $4,311,000 (“Q3 2017 backlog”). Our Q3 2017 backlog consists of: (i) $1,972,000 of sales contracts executed during the three months ended September 30, 2017, and (ii) the remaining $2,339,000 is attributable to prior quarters. About 45% of our Q3 2017 backlog (up from 30% in Q2 2017) is attributable to projects for which we have not received a further deposit on our proprietary equipment and, as a result, there are potential risks of project cancellation or delay.

The increase in our Q3 2017 backlog is attributable to new contracts awarded in the third quarter totaling $2,385,000, bringing our total new sales contracts awarded for the nine months ended September 30, 2017 to $7,182,000. However, based on the current status of our outstanding sales contracts, we believe at least 50% of our Q3 2017 backlog could be recognized as revenue in Q4 2017.

During Q3 2017, we began implementing a two-tiered sales model. The first tier involves direct sales efforts in various regions across the U.S. and Canada. We currently have three employees assigned to direct sales and one employee assigned to inside sales. The second tier involves utilization of our two technical advisors and their expertise to complement the direct sales efforts. In furtherance of this new model, our previous Chief Executive Officer shifted his focus to developing the California market (including his physical relocation in the state) and he now serves as our Vice President of Business Development – West Coast. We expect his industry experience combined with his knowledge of our business to help us capture market share in the largest growth area in the U.S. We have also hired, or intend to hire, additional direct sales personnel for the East Coast, Pacific Northwest and other North American markets.

We are continuing our efforts to increase our bookings of new sales contracts and grow our revenue. Specifically, we are: (i) in the process of upgrading our lead generation and business development system, (ii) overhauling our project management processes, (iii) continuing to build our direct sales team with more experienced personnel, (iv) reallocating sales territories to allow the sales personnel to focus on individual regional needs and to become more personally involved in their markets, and (v) implementing improved management information systems to increase sales pipeline visibility and the associated accountability for each direct salesperson. We also recently developed a sales quotation tool reducing the time it takes to prepare detailed system proposals. We anticipate this tool will also shorten the learning curve of our new sales personnel. We are realizing the benefits of a preferred pricing program recently received from one of our major equipment suppliers, who awarded us national account status. As new jurisdictions continue to ease regulation of cannabis and larger scale projects become more prevalent as the market matures and investment capital becomes more readily available, we believe we are well positioned to address the new challenges and opportunities the market presents.

Nonetheless, the ever-changing nature of our sales and the needs of our customers make it difficult for us to predict when we will recognize revenue. We continue to remain focused on increasing our sales contract backlog and quoting larger projects in an effort to increase revenue.

Since the second quarter of 2017, we have allocated more resources to improving our internal project management process in an effort to shorten the time period from the execution of a sales contract to commissioning of the customer’s system. Commissioning is the last step of the installation process of our system, where we require our customers to pay to have our representatives and representatives from our suppliers on site to initially start the system, balance the equipment, achieve the designed temperature and identify any installation issues. We have worked to improve our internal and external kick-off meetings for smoother transition from sales contact execution to project management and from project management to commissioning. Processes and documentation have been established and integrated with our CRM system to allow us to more efficiently identify and manage project execution.

For example, we created customer project launch documentation to ensure all necessary information is timely conveyed and received, project scheduling and timing is adhered to, invoice and billing systems are accurate, equipment delivery and installation are completed on time, and project commissioning meets our desires and those of our customer. We have also initiated a weekly project tracking update document depicting a visual representation of the current progress and milestones of each customer’s project, which is delivered to our sales and project management teams as well as the customer’s project and management teams. This tracking communicates current status, pending activities and next steps, supplier involvement and key issues needing attention. While we believe our efforts in improving project management can lead to earlier completion our customers’ projects, external factors outside of our control, such as the customers’ ability to secure, license, finance and build their growing facility, can significantly impact the delivery and customer installation of our equipment.

Recent Developments

Refer to Note 3 - Promissory Notes, Note 6 - Shareholders’ Equity, and Note 7 - Subsequent Events of the Notes to Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 for the more significant events occurring since September 30, 2017.

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

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2017 was $1,566,000 compared to $1,171,000 for the three months ended September 30, 2016, an increase of $395,000, or 34%.

Cost of revenue increased by 56% from $754,000 for the three months ended September 30, 2016 to $1,175,000 for the three months ended September 30, 2017.

The gross profit for the three months ended September 30, 2017 was $391,000 compared to $417,000 for the three months ended September 30, 2016. Gross profit margin decreased by 11 percentage points from 36% for the three months ended September 30, 2016 to 25% for the three months ended September 30, 2017. This decrease was caused by an unfavorable sales mix of lower margin products (i.e., equipment manufactured by outside vendors) and increased manufacturing overhead compared to the three months ended September 30, 2016.

Our cost of revenue cost structure is comprised of both a fixed and variable component. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $331,000, or 21% of total revenue, for the three months ended September 30, 2017 as compared to $258,000, or 22% of total revenue, for the three months ended September 30, 2016. The increase of $72,000 was due to an increase in salaries and benefits of approximately $33,000 and stock compensation of approximately $38,000. The variable cost component which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs of $844,000, or 54% of total revenue, in the three months ended September 30, 2017 as compared to $495,000, or 42% of total revenue, in the three months ended September 30, 2016. Variable costs for the three months ended September 30, 2017 were higher than the three months ended September 30, 2016 primarily because of higher equipment costs. Equipment costs of revenue increased 111% for the three months ended September 30, 2017 compared to an increase in revenue of 62% for the same period reflecting a change in product mix. Additionally, variable costs were favorably impacted by reductions in outside engineering and warranty costs totaling $70,000.

Operating expenses increased by 148% from $654,000 for the three months ended September 30, 2016 to $1,625,000 for the three months ended September 30, 2017, an increase of $971,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $862,000, and (ii) an increase in advertising and marketing of $123,000, offset by (iii) a decrease in product development expense of $15,000.

The increase in SG&A expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is due primarily to: (i) an increase of $452,000 in equity-related employee compensation, (ii) an increase of $220,000 in salaries and benefits, (iii) an increase of $115,000 in legal and consulting fees, and (iv) an increase of $113,000 in cash and equity-based director fees.

The increase in marketing expenses have been primarily the result of: (i) our investment in re-branding the Surna name, including approximately $55,000 for the redevelopment of our website and marketing materials, (ii) our increased presence at industry trade shows and events resulting in increased expenses of $25,000, and (iii) marketing salaries and benefits (including equity related-compensation) which increased by approximately $24,000.

Other expenses decreased by 43% from $431,000 for the three months ended September 30, 2016 to $245,000 for the three months ended September 30, 2017. This decrease is primarily related to the decrease in the amortization of debt discount and interest expense on convertible promissory notes. The convertible promissory notes converted in the fourth quarter of 2016 and the first quarter of 2017. Therefore, in the three months ended September 30, 2017, we did not have the associated amortization of these debt discounts. However, we did incur a loss on extinguishment of debt of $228,000 in the three months ended September 30, 2017, due to the conversion of certain notes.

We realized an operating loss of $1,234,000 for the three months ended September 30, 2017 as compared to an operating loss of $237,000 for the three months ended September 30, 2016. However, we incurred $626,000 of non-cash, equity-based compensation expenses in the three months ended September 30, 2017 as compared to $0 for the three months ended September 30, 2016. Excluding these non-cash items, our operating loss increased by $371,000.

Overall, we realized a net loss of $1,478,000 for the three months ended September 30, 2017 as compared to a net loss of $669,000 for the three months ended September 30, 2016, an increase of $809,000. However, we incurred $626,000 of non-cash, equity-based compensation expenses and $245,000 of non-cash, debt-related costs in the three months ended September 30, 2017 as compared to non-cash, debt-related costs of $353,000 in the three months ended September 30, 2016. Excluding these non-cash items, our net loss increased by $291,000.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2017 was $4,901,000 compared to $5,561,000 for the nine months ended September 30, 2016, a decline of $660,000, or 12%. The decline in revenue is mainly attributable to the volume of new sales contracts and the timing of equipment delivery under our executed sales contracts. While new contracts increase our backlog, revenue recognition for the equipment portions of our sales contracts is delayed in many cases as our customers complete permitting or preparation of their facilities for equipment installation. The decline in revenue was also due to continuing uncertainty of the cannabis industry following the new Trump Administration’s announcement of its opposition to legalized cannabis, which we believe may be delaying new cannabis cultivation facility projects by potential customers.

Cost of revenue decreased by 2% from $3,742,000 for the nine months ended September 30, 2016 to $3,669,000 for the nine months ended September 30, 2017. The gross margin decreased by eight percentage points from 33% for the nine months ended September 30, 2016 to 25% for the nine months ended September 30, 2017. Our cost of revenue cost structure is comprised of both a fixed and variable component. The fixed cost component represents engineering, manufacturing and project management salaries and benefits totaled $897,000, or 18% of total revenue, for the nine months ended September 30, 2017 as compared to $830,000, or 15% of total revenue, for the nine months ended September 30, 2016. The increase of $67,000 was due to an increase in our engineering and project management salaries and benefits (including equity-related compensation) and other overhead of $150,000. The increase was offset by a decrease in manufacturing salaries and benefits of $83,000 (including equity-related compensation). The increase in fixed costs as a percentage of revenue also resulted from a 12% decline in revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The variable cost component represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, which was $2,771,000, or 57% of total revenue, in the nine months ended September 30, 2017 as compared to $2,912,000, or 52% of total revenue, in the nine months ended September 30, 2016. The 2016 costs were higher due to a warranty charge of approximately $500,000 to replace a customer’s system. Equipment cost of revenue for 2017 increased by $186,000 and we increased our allowance for slow moving and obsolete inventory by $208,000 for specifically-built inventory sold to a customer, who would not accept delivery. We continue to attempt to reduce our variable costs through more competitive prices from our vendors and reduced warranty expenditures.

Operating expenses increased by 114% from $1,990,000 for the nine months ended September 30, 2016 to $4,253,000 for the nine months ended September 30, 2017.

The most significant component of our increased operating expenses in the nine months ended September 30, 2017 was SG&A expenses. SG&A expenses increased by $1,959,000, or 126%, from $1,559,000 for the nine months ended September 30, 2016 to $3,518,000 for the nine months ended September 30, 2017. The increase in SG&A expenses for the nine months ended September 30, 2017 compared to the prior period is due primarily to the following: (i) an increase of $717,000 for additional compensation to our independent directors (comprised of $459,000 for equity-related compensation for new directors, including $68,000 for cancelled options, $51,000 in cash retainer fees, and $207,000 for equity-related compensation to a previous director), (ii) an increase of $453,000 in equity-related compensation to employees, (iii) an increase of $368,000 in salaries and wages primarily related additional sales staff, (iv) an increase of $321,000 professional and consulting fees that included a one-time charge of $81,000 for a cash and equity-related compensation to an investment banking firm, and (v) an increase of $67,000 in travel expenses.

Marketing expenses increased by $329,000 from $155,000 in the nine months ended September 30, 2016 to $484,000 for the nine months ended September 30, 2017, an increase of 212%. We have invested in re-branding the Surna name, including approximately $153,000 for the redevelopment of our website and marketing materials. We have also increased our presence at industry trade shows, events and in publications resulting in increased expenses of approximately $105,000. Marketing salaries and benefits (including equity-based compensation) have increased $49,000.

Other expenses decreased by 73% from $1,947,000 for the nine months ended September 30, 2016 to $532,000 for the nine months ended September 30, 2017. This decrease was primarily related to a reduction in the amortization of debt discount on convertible promissory notes. The convertible promissory notes converted in the fourth quarter of 2016 and the first quarter of 2017. Therefore, the second and third quarter of 2017 did not have the associated amortization of these debt discounts. We did incur a loss on extinguishment of debt of $643,000 in the nine months ended September 30, 2017, due to conversion of certain notes. As of September 30, 2017, we had no long-term debt.

Overall, we realized a net loss of $3,553,000 for the nine months ended September 30, 2017 compared to a net loss of $2,118,000 for the nine months ended September 30, 2016, an increase of $1,434,000, or 68%.

Liquidity and Capital Resources

The following summarizes our cash flows:

	For the Nine Months Ended
	June 30,
	2017	2016
Cash (used in) provided by operating activities	$(1,961,000)	$35,000
Cash flows provided by investing activities	75,000	15,000
Cash flows provided by (used in) financing activities	2,867,000	(145,000)
Net change in cash	$981,000	$(95,000)

We have never reported net income. We incurred net losses for the nine months ended September 30, 2017 and 2016 and have an accumulated deficit of $17,889,000 as of September 30, 2017. We had a deficit in working capital (current liabilities in excess of current assets) of $667,000 as of September 30, 2017 as compared to a working capital deficit of $2,860,000 as of December 31, 2016. This improvement in working capital during the nine months ended September 30, 2017 is primarily related to: (i) the $2,685,000 raised in a private placement of our common stock and attached warrants, (ii) the conversion to common stock of the convertible promissory notes and related interest payable, and (iii) the conversion of certain other notes. We have not been able to generate sufficient cash from operating activities to fund our ongoing operations. Since our inception, we have raised capital through private sales of common stock and debt securities. Our future success is dependent upon our ability to achieve profitable operations and generate cash from operating activities. There is no guarantee that we will be able to generate enough revenue and/or raise sufficient capital to support our operations. As of September 30, 2017 and December 31, 2016, we had a cash balance of $1,301,000 and $320,000, respectively.

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

We will likely need to raise debt and/or equity financing during the first half of 2018 in order to continue our operations and achieve our growth targets. There can be no assurance however that we will be able to raise such financing in sufficient amounts or on acceptable terms, or at all.

If, as we move into the first half of 2018, we determine that our revenue and operating results are not satisfactory, we intend to explore various operating cost reductions. Even if we were able to reduce operating costs, we would still likely need to seek additional debt and/or equity financing. The precise amount and timing of the funding needs will depend on a number of factors, including the market demand for our products and services, the timing of our receipt of deposits from our customers under our sales contracts, our management of working capital, and the continuation of normal payment terms and conditions for purchase of goods and services.

Cash Requirements

As of September 30, 2017, our cash balance was $1,301,000, a decrease of 3.9% from our cash balance of $1,353,000 as of June 30, 2017. Nonetheless management has determined the current cash flow from operations may not be sufficient to fund our operations over the next twelve months. Based on management’s estimate for our operational cash requirements, we will likely require additional capital during the first half of 2018.

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

Operating Activities

Cash used in operations for the nine months ended September 30, 2017 was $1,961,000 compared to cash provided by operations of $35,000 for the nine months ended September 30, 2016, a change of $1,996,000. The additional cash usage is primarily attributable to an increase in net loss of $1,434,000, which was offset by an increase in non-cash charges of $234,000, and additional cash used for working capital of $796,000. During the nine months ended September 30, 2017, significant non-cash items included: (i) equity-related compensation of $1,271,000, (ii) loss on extinguishment of debt of $643,000 and (iii) gain on the change in derivative liability of $212,000.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2017 was approximately $75,000 compared to cash provided by investing activities of $15,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we received payments of approximately $157,000 on notes receivable offset by payments for deposits and investments in equipment and other assets of $82,000. During the nine months ended September 30, 2016 we received net payments of approximately $20,000 on notes receivable, had net proceeds of $33,000 from the sale of property and equipment, and invested in equipment and other assets totaling $38,000.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2017 was $2,867,000 compared to cash used in financing activities of $145,000 for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we completed a private placement for the sale of shares of our common stock, with attached warrants, resulting in net proceeds of $2,685,000. During the nine months ended September 30, 2017, also in the first quarter 2017 we issued two unsecured promissory notes for aggregate proceeds of $500,000 and made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of September 30, 2017, our contractual payment obligations consisted of a building lease. On June 27, 2017, we executed a lease, to be effective September 29, 2017, for our manufacturing and office space. The term of the lease commenced September 29, 2017 and continues through August 31, 2022. We will occupy our current space at a rate of $12,967 per month until January 1, 2018. On January 2, 2018, the space will be expanded and the monthly rental rate will increase to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and principal financial and accounting officer (“PFAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-Q. Based on this evaluation, our CEO and PFAO concluded that, because of certain material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

For the nine months ended September 30, 2017, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We have and will continue to have commercial disputes arising in the ordinary course of our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we issued 5,600,000 unregistered shares of common stock, at a price per share of approximately $0.096 per share, in settlement of two promissory notes, each in the original principal amount of $268,750.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Regulation FD Disclosure.

Press Release Announcing Financial Results

On November 14, 2017, we issued a press release announcing our financial condition and results of operations for the three and nine months ended September 30, 2017. The press release is attached hereto as Exhibit 99.1.

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

Date : November 14, 2017	SURNA INC.

	By:	/s/ Chris Bechtel
Chris Bechtel, Chief Executive Officer and President
(Principal Executive Officer)

	By:	/s/ Paul Kelly
Paul Kelly, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Press Release, dated November [10], 2017, announcing financial condition and results of operations.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

