Form 10-K
period 2017-12-31
Surna Inc.
filed 2018-04-02
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO _______

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

Title of Each Class Registered

Common stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X].

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $18.0 million based upon a closing price of $0.1175 reported for such date on the OTCMarkets. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates.

As of March 30, 2018, the number of outstanding shares of common stock of the registrant was 214,976,478.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2018 Annual Meeting of Stockholders, to be filed within 120 days after the close of the registrant’s year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Surna Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2017

In this Annual Report on Form 10-K, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly owned subsidiaries.

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions affecting demand for the products offered by us in the markets in which we operate, being less favorable than expected;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our growth strategy, including possible acquisitions;

●	future revenue being lower than expected; and

●	our intention not to pay dividends.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. The forward-looking statements and projections contained in this Annual Report on Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Act.

PART I

Item 1. Business

Overview

We were incorporated in the State of Nevada on October 15, 2009. On July 25, 2014, we acquired 100% of the membership interests of Hydro Innovations, LLC, a Colorado limited liability company (“Hydro Innovations”) from Stephen and Brandy Keen (the “Keens”). Hydro Innovations was founded by the Keens in Austin, Texas in 2006 to provide agricultural and other growers with the means to maintain a properly controlled indoor cultivation environment with customized, purpose-built cooling equipment, rather than repurposing conventional equipment made for comfort cooling. In 2011, Hydro Innovations delivered its environmental control system to one of the first commercial, state-regulated cannabis cultivation facilities licensed to grow medical cannabis in Arizona.

As state laws regarding the use of cannabis have evolved, we have focused on designing, engineering and manufacturing application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Our engineering and technical team provides energy and water efficient solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, light, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state and local levels.

Our objective is to leverage our experience in this space in order to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e., indoor and greenhouses) cultivation facilities. We have been involved in consulting, equipment sales and/or full-scale design for over 700 grow facilities since 2006 making us a trusted resource for indoor environmental design and control management for the cannabis industry.

Our customers have included small cultivation operations to licensed commercial facilities ranging from several thousand to more than 100,000 square feet. We have sold our equipment and systems throughout the U.S. and Canada as well as internationally in South Africa, Switzerland and the United Kingdom. Our revenue stream is derived primarily from supplying mechanical engineering services and climate and environmental control equipment to commercial indoor cannabis grow facilities. We also sell equipment to smaller cultivators who can purchase either directly from us, or from our authorized wholesalers or retailers. Though our customers do, we neither produce nor sell cannabis.

We are headquartered in Boulder, Colorado.

Shares of our common stock are traded on the OTCMarkets under the ticker symbol “SRNA.”

Products and Services

System Design and Engineering Services

Our technical experience and know-how in designing indoor cannabis cultivation facilities allow us to deliver to our customers practical solutions to complicated problems in three primary areas: precision climate and environmental controls, energy and water efficiency, and building code and permitting. Our engineering design typically includes all mechanical components of a climate control system: cooling and heating, dehumidification, ventilation, air sanitation and odor control. We provide load calculations, equipment specifications, and engineered systems drawings for both the cultivation and comfort cooling portions of our customers’ facilities. We also have experience in, or knowledge of, state and local permitting and code compliance for cannabis facilities in states and provinces where cannabis has been legalized for either recreational or medical use, or is expected to be legalized.

Since 2006, we have been continuously improving our products and designs which we believe distinguishes us from our competition, including local heating, ventilation and air conditioning (“HVAC”) contractors, traditional HVAC design consultants, and others who may lack our cannabis-specific expertise. Traditional mechanical engineers, without our cannabis experience, are typically unfamiliar with the precise climate and air control requirements needed for cannabis cultivation. As important, they may be unable to effectively navigate the local code and permitting rules which did not contemplate cannabis cultivation facilities when enacted. With our engineering design resources and experience, we are able to provide a code-compliant mechanical plan set in any state or province by collaborating with local regulators and our customers to come up with creative solutions that not only meet the intent of the local codes but also address concerns about the growing energy and resource usage of these facilities.

Controlled environment cannabis cultivation facilities are energy intensive, with high density lighting and heavy HVAC requirements. We believe that cultivators who can reduce their energy consumption, and thereby energy costs, will be better situated to succeed in the increasingly competitive cannabis cultivation market, especially as more cultivators enter the market and the wholesale price per pound of cannabis continues to decline. Our engineering and technical sales team, which currently consists of eight people, is highly qualified and committed to delivering energy and resource efficient solutions to commercial cultivators. We recently augmented this team with the hire of a new Director of Engineering who is a licensed professional engineer and has over 10 years’ experience in mechanical engineering and environmental control systems design. In addition to our experience in meeting the demands of cultivation, our mechanical and climate control expertise includes cooling and heating, ventilation, dehumidification, air sanitation and exchange, and odor control, which we believe makes us one of the leading mechanical system solution providers for the indoor cannabis cultivation market.

We believe our experience in controlled cultivation environments, coupled with our ability to deliver practical solutions to unique and complex problems, allows us to deliver precise control of temperature and humidity at a reasonable cost, while optimizing energy, water, biosecurity and waste management. While data centers have high-intensity energy profiles similar to indoor cannabis cultivation, cannabis growers are moving more slowly toward energy efficient practices largely due to fears on how such changes could affect the quality of their product. Our goal is to design our application-specific chilled water cooling systems to achieve the targeted temperature, humidity, watering and lighting requirements of our customers and, while doing so, boost their return on investment (“ROI”) by reducing electricity costs. Electricity expense is an indoor cultivator’s highest recurring operating expense, typically representing an average of about 20% of overall operating costs. According to a report by the Northwest Power and Conservation Council, an indoor grow system for only four cannabis plants uses as much energy as 29 refrigerators. According to this same report, 51% of an average cannabis cultivation facility’s total electrical consumption is for HVAC and dehumidification functions, and lighting consumption represents about 38%.

Apart from real estate and building construction costs, an indoor cultivation facility’s climate control and lighting systems often represents the highest start-up cost for a cultivator, accounting for about 32% of overall start-up costs. Median start-up costs for indoor cannabis cultivation facility are about $75 per square foot. We estimate the average cost of climate control systems for a 4,000-square foot plant canopy (i.e., the area dedicated to plant growing) at between $80,000 to $140,000, and between $500,000 to $875,000 for a 25,000-square foot plant canopy, depending on system design and options. Understanding the significant investment that our customers must make for their climate control systems, our technical sales and engineering staff are involved early in the sales process advising our customers’ management, architectural firms and installation contractors with technical, systems optimization, and other know-how.

While the cost of a climate control system can vary widely, these systems are also the single most important component for a cultivator’s growing success. The cultivator’s decision on a climate control system has far-reaching operating and economic consequences for years to come. An improperly designed system can produce ineffective temperature, humidity and ventilation control that can not only reduce yield, but also weaken the cannabis plant, making it susceptible to mold and insect infestation which, in turn, can result in crop loss. For a 10,000-square foot plant canopy facility, and assuming a wholesale price of $1,500 per pound, a single complete cannabis crop loss could mean lost revenue of between $600,000 to $1,800,000, with the variance depending on the cultivator’s yield efficiency which we estimate ranges from one to three pounds per 25 square feet of plant canopy.

We believe that plant quality, influenced by humidity, temperature and ventilation control, coupled with proper integrated pest management, will increase in importance as the cannabis industry grows, states become even more vigilant in regulating product quality and safety, and consumer demands evolve. Our experience has shown that our precision environmental controls can reduce the reliance on the use of harmful pesticides and fungicides. We believe our experience in the tightly regulated Canadian market where pharmaceutical-like testing protocols exist for filtration, air quality and post-harvest plant quality also gives us an advantage over our competitors, especially as product quality testing regulations continue to be enacted by state and local agencies.

With our focus on indoor commercial facilities, since 2015 we have designed environmental control systems for nearly 170 state-licensed, commercial cannabis cultivators. We leverage this experience to offer our customers a cost-effective system. By this, we mean the best value for a customer’s money for the “right” solution. We believe the “right” solution for our cultivation customers must provide tight temperature/humidity control, reduced mold, mildew and insect contamination risk (“bio-security”), minimized regulatory compliance risk, and lower maintenance complexity, costs and downtime. Our bio-security program uses a combination of a sealed facility and unique approaches to air sterilization to maintain facility standards while destroying harmful airborne microbes without the production of byproducts.

Our engineering design typically includes all mechanical components of a climate control system: cooling and heating, dehumidification, ventilation, air sanitation and odor control. We provide load calculations, equipment specifications, and engineered systems drawings for both the cultivation and comfort cooling portions of our customers’ facilities. We also have experience in, or knowledge of, state and local permitting and code compliance for cannabis facilities in states and provinces where cannabis has been legalized for either recreational or medical use, or is expected to be legalized.

Environmental Control and Air Sanitation Equipment

We sell a wide array of environmental control and air sanitation equipment to our customers, including:

●	Chillers (in all capacities);

●	Energy recovery units;

●	Fan coils and air handlers;

●	Dehumidification equipment;

●	Odor control and air sanitation equipment;

●	Pumps; and

●	Controllers (such as thermostats, nutrient temperature controllers and CO2 monitors).

Some of our equipment is manufactured by third parties, such as chillers over 25-ton capacity, fans, carbon filters, pumps, air separators, expansion tanks, and air sanitizers. In some cases, we have private label arrangements with our third-party manufacturing partners where we have jointly worked to develop customized design features specific to indoor cannabis cultivation applications. Our other equipment is manufactured or assembled in-house at our Boulder, Colorado facility.

We believe we are a leading company in North America supplying a complete product line for environmental control and air sanitation systems for the indoor cannabis cultivation market. Since 2006, we have made it our mission to continuously expand our product line and improve the functionality of our equipment. Because of our market experience, we have gained valuable feedback and design insights from our customers, and we continue to innovate and respond as cultivation facilities have increased in both size and complexity.

The foundation of our climate control system is our application-specific chilled water cooling system design, which provides the cannabis cultivator with a more reliable and efficient thermal cooling solution compared to traditional HVAC systems that are designed for space comfort cooling but repurposed for cannabis cultivation. Our hydronic cooling systems rely on liquid, instead of air, as a medium for heat exchange, which can reduce the costs associated with cooling indoor cultivation facilities compared to traditional air conditioning products. The nature of the chilled water system allows for compressors (i.e., chillers) to be shared between grow rooms without exchanging air between rooms, which can reduce electrical infrastructure requirements and related facility start-up costs and improve redundancy. Our system also delivers chilled water through a closed loop and does not require traditional air conditioning ducting for heat removal, which can distribute contaminants and increase the risk of crop loss. Our simplified chilled-water systems are designed to mitigate crop loss due to equipment failure or contamination. And our systems can easily scale, allowing for redundant system design for a nominal increase in cost relative to traditional ducted HVAC systems, and are designed to minimize maintenance complexity, costs, and downtime.

New Product Initiatives

We recently formalized our new product development initiatives by establishing a new internal product development team led by our Director of New Product Development, who most recently worked for a global product safety and performance testing and certification provider, and supported by our new Director of Engineering.

This product development team is tasked with identifying, testing and developing new and improved products to complement our current mechanical and environmental control product offerings. As the cannabis industry evolves and more states and provinces legalize recreational and medical cannabis use, we believe the indoor cannabis cultivator will face new challenges and complexities and will look more to system design and engineering providers such as us for new technologies to gain a competitive advantage and increase their ROI. For this reason, we are expanding our system design and engineering services to include energy and utility modeling.

As the cannabis market expands, it is our intention to capitalize on leading-edge trends in facility automation. Controls can vary in scope from simple environment measuring devices to full-scale system automation, which could lead to higher crop yields, greater sustainability, more reliability and better bio-security – all of which are intended to improve the cultivator’s ROI. These products could include advanced thermostats with remote data applications, and a wide range of “smart” sensor-based technologies, enabling our cultivator customers to further capitalize on the increased automation of their climate control systems.

We have a contract with Sterling Pharms, LLC (“Sterling”), a Colorado-regulated cannabis cultivation facility principally owned and operated by Stephen Keen. Under our contract, which is expected to commence in the second quarter of 2018, Sterling has agreed to monitor, test and evaluate our products installed at the Sterling facility and to collect data and provide feedback to us on the energy and operational efficiency and efficacy of the installed products. We intend to use this information to improve, enhance and develop new or additional product features, innovations and technologies. We believe our access to performance metrics using a controlled testing environment will set us apart from our competitors who have limited access to actual grow data. The data collected is also expected to further our mission of striving to provide the best cannabis-specific climate control and air sanitation systems to optimize temperature/humidity control, bio-security safeguards, crop yield, and evolving sensor and automation technologies.

We will also consider strategic and opportunistic acquisitions that are consistent with our mission to bring new and improved products to the indoor cannabis cultivation market and that complement our current mechanical, environmental control and air sanitation product offering. As a public company, we may have an advantage over private companies in making such acquisitions, as we may be able to pay for a portion of potential acquisitions using our stock, allowing us to preserve our limited cash resources.

While we are focused on the foregoing new product initiatives, there can be no assurance that we will be able to successfully identify, test or develop new and improved products or complete any acquisitions. Further, in the event we are able to develop or acquire new products, there can be no assurance that such new products will generate revenue or profitability at the levels we expect. Accordingly, our efforts will be primarily focused on working with current and new manufacturing partners to jointly develop new and improved products with cannabis-specific applications.

Cannabis Industry

The demand for our climate control and air sanitation systems, including system design and engineering, proprietary equipment, and third party manufactured equipment, is primarily influenced by the construction of new cannabis cultivation facilities in the U.S. and Canada. Due to continued uncertainty of the cannabis industry following the U.S. Justice Department’s announcement of its opposition to legalized cannabis in early 2017, and the January 4, 2018 rescission of the Cole Memo, we believe there may be an interim decrease in the development and financing of new cannabis cultivation facilities. However, this possible market effect is expected to be mitigated by California’s legalization of recreational cannabis use, which became effective on January 1, 2018, and the anticipated mid-2018 federal legalization of cannabis in Canada.

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California and Canada, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of potential customers that might buy our climate control systems.

For 2018, we intend to pursue customers seeking to build indoor cannabis cultivation facilities in all regulated markets, with special focus in California and Canada. In Canada medicinal use of cannabis is federally legal, and the Canadian federal government has indicated its intention to legalize recreational use by July 2018, although passage of recreational use federal legislation in Canada is not certain. We also believe that Michigan could offer opportunities in 2018 as the state attempts to move to a recreational use regulated market, with the second-largest medical cannabis patient base in the U.S.

Selected highlights of the U.S., California and Canada cannabis markets gathered from various industry sources and publications are set forth below:

U.S.

●	Total U.S. legal cannabis market was estimated at $7.9 billion in sales in 2017, with approximately 63% medical use and 37% recreational use

●	Colorado was the largest recreational use state with nearly $1 billion in recreational use sales in 2017

●	By 2025, the total U.S. legal cannabis market is expected to grow to $24.1 billion, a compound annual growth rate (“CAGR”) of 16%, with approximately a 12% CAGR in medical use and a 21% CAGR in recreational use

●	Nine states (Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont and Washington), as well as Washington, D.C., allow dual recreational and medical use; 21 states allow medical use only

●	In 2017, cannabis sales in the U.S. generated estimated state tax revenues of $745 million, with $609 million from cannabis-specific taxes and the remainder from general sales taxes

●	By 2020, estimated state tax revenues are expected to grow to nearly $2.3 billion, with $1.8 billion from cannabis-specific taxes

California

●	California is the largest state for medical cannabis sales with $2.7 billion in 2016, or 57% of all medical cannabis sales in U.S.

●	By 2020, California is expected to see over $3 billion in annual recreational use, and total legal cannabis sales of $5.6 billion

●	The California Department of Food and Agriculture (“CDFA”) will issue 17 types of cannabis cultivation licenses for medical and recreational use beginning in 2018, including three indoor cultivation licenses depending on plant canopy area ranging from 501 to 22,000 square feet (indoor cultivation facilities in excess of 22,000 square feet of plant canopy will not be issued by CDFA prior to January 1, 2023)

Canada

●	In 2017, the medical use market was about $500 million in sales

●	The medical use market is projected to grow to $943 million in 2018 and $1.23 billion by 2025

●	Upon expected implementation of recreational use by mid-2018, the recreational use market is estimated to be $1.9 billion in 2018 alone, with annual recreational use expanding to $6.5 billion by 2021

●	The total legal cannabis market is estimated to reach $7.5 billion in sales by 2025, a 2018-2025 CAGR of 17%

Sales and Marketing

Our marketing efforts are targeted at owner/operators, investors and companies who are actively seeking licenses to produce cannabis and needing the professional engineering services that are required for the completion of license applications and/or permitting. As such, the projects we quote may not advance to the contract stage due to either a failure of our potential customer to receive licensure or to obtain project financing. In other cases, the successful licensee may have either been unknown to us at the time of application or elected to use a competing technology – e.g., a rooftop duct system or traditional split air conditioning system – as opposed to our ductless hydronic system.

Due to our market presence and experience, we receive frequent inbound inquiries for our products and services. We are, however, proactive in our outreach to our target market using industry trade shows and conventions and speaking engagements to achieve industry visibility and presence cost-effectively. In the past, we have attended most major trade and industry conventions including Lift Expo (Vancouver), CannaCon (Seattle), Cannabis Cultivation (Oakland), Lift Expo (Toronto), NCIA Cannabis Business Summit (San Jose), Cannabis World Congress & Business Expo (Los Angeles), CCIA/NCIA California Cannabis Business Conference (Anaheim) and the Marijuana Business Conference & Expo (Las Vegas). Brandy Keen, a principal shareholder, co-founder and Vice President, is often engaged as a speaker on climate control and energy efficiency by organizations such as National Cannabis Industry Association, Cannabis World Congress and Business Exposition and CannaCon and is frequently cited in industry-related publications. Ms. Keen is also a member of Denver’s Department of Public Health and Environment Cannabis Sustainability Work Group, whose mission is to promote sustainability in the cannabis industry through education, the development and dissemination of best practices, and the facilitation of dialogue between the cannabis industry, the community, and technical experts.

We are a part of the Founder’s Circle of Resource Innovations Institute (“RII”), with Brandy Keen being a member of their technical advisory committee. RII promotes and quantifies energy and water conservation in the cannabis industry. As a result of our Founder’s Circle status, we have access to RII’s data as well as speaking position opportunities at their seminars.

These programs give us industry exposure and allow us to showcase our experience in environment management for cannabis cultivation. With many new participants in the cannabis cultivation industry, we will also be able to provide existing and prospective customers with access to the Sterling facility for demonstration tours in a working indoor grow environment, which we believe may assist it in the sale of our products in the future.

The sales cycles for commercial projects can vary significantly. From pre-sales and technical advisory meetings to sales contract execution, to engineering services and equipment delivery, and all the way through installation and commissioning of the installed system, the full cycle can range from six months to two years. Since we do not install the climate control systems, our customers are required to use third-party installation contractors, which adds to the variability of the sales cycle.

The length of our sales cycle is driven by numerous factors including:

●	the large number of first-time participants interested in the indoor cannabis cultivation business;

●	the complexities and uncertainties involved in obtaining state and local licensure and permitting;

●	local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators;

●	the customer’s need to obtain cultivation facility financing;

●	the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed);

●	the large price tag and technical complexities of the climate control and air sanitation system;

●	availability of power; and

●	delays that are typical in completing any construction project.

While our typical commercial project sales contracts are generally non-cancellable, based on the foregoing factors, there are risks that we may not realize the full contract value in a timely manner or at all. Completion of a sales contract is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. In order to address these risks, we have three key milestones built into our contracts.

First, we provide our customer with engineering services and plans. In many cases, the engineering phase is done as part of the license application or building permit process and takes approximately six to eight weeks to complete. Our strategy is to secure the sales contract and commence the engineering portion of the project early in the customer’s planning phase of the project. This is important for a number of reasons: (i) we can assist our customers with their engineering and design plans as part of their licensing application process as well as better assure the customer has the right sized equipment for their application, leading to a higher probability of a successful grow, (ii) we are better positioned to utilize our technology for the project at an earlier stage, and (iii) we are able to help reduce a customer’s time to market. Before we commence the engineering phase of the project, we will generally require an advanced payment ranging from 5-10% of the total contract value.

Second, upon completion of the engineering phase, it may take our customer an average of five months to complete the facility build-out, with possible delays due to financing or other aspects which are beyond our control. Customer delays in obtaining financing and completing facility build-out make the completion timing of our sales contract unpredictable. For this reason, we require an additional advance payment equal to 40-55% of the contract value before we begin manufacturing our proprietary equipment items.

And third, the final phase of our contract typically involves the delivery of third-party manufactured equipment items and other equipment to complete the project. We typically will not deliver until we receive a final advance payment for the remaining 40-50% of the contract value. After the project is completed and the climate control system has been fully installed by third-party installation contractors, we will deploy our technicians to the customer’s cultivation facility to “commission” the system. Commissioning involves testing that the equipment has been properly assembled and installed by the installation contractor and assuring the equipment is operating within the agreed specifications.

Given the timing of the deliverables of our sales contracts, we can experience large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing.

We have implemented a two-tiered sales model. The first tier involves direct sales efforts in various regions across the U.S. and Canada. We currently have three employees assigned to direct sales and one employee assigned to inside sales. Our inside salesperson handles inbound inquiries and typically handles equipment sales from smaller cultivators and hobbyists as well as our wholesale business. The second tier involves utilization of our two senior technical advisors and their expertise to complement the direct sales efforts.

Our direct salespeople are primarily focused on commercial project sales (typically in excess of 4,000 square feet of plant canopy, although some may be smaller) with each covering a specific geographical territory:

1.	the Northeast region (which includes eastern Canada);
2.	the Pacific Northwest region (which includes Washington, Oregon, Alaska and western Canada); and
3.	the West Coast region (which currently includes all of California).

As the California market continues to develop, we are considering a number of strategies to make sure we have proper coverage in both southern and northern California.

Since August 2017, we have focused our efforts on expanding and better qualifying our pipeline of opportunities, increasing our bookings of new sales contracts, and improving our project management processes to shorten the time period from sales execution to project completion. To further these efforts, we have made investments to improve and add personnel in critical positions within sales, sales management, project management, engineering, and production. We also have improved our performance management and metrics to give better visibility about our customer pipeline, the expected timing of new sales orders, the completion of our active commercial projects and more defined departmental accountability.

We are in the process of completing facility improvement and expansion program, increasing our approximate square footage from 12,700 to 18,600, and increasing our production floor space from 5,900 to 9,200 square feet. We are reconfiguring our production processes and work flows in an effort to increase our production capacity and improve efficiencies. These actions are expected to be completed in the second quarter of 2018, and they will be partially funded with a tenant improvement allowance being provided by our landlord as part of our new lease agreement.

We are also committed to continuing to improve our financial organization including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, these improvements have not always been possible and may not be economically feasible now or in the future.

We believe these investments are necessary to position us for our expected future growth. With the lengthy sales cycle, it may take six to 12 months or more before we can begin to realize a return on these investments. Nonetheless, industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. We continue to focus on increasing our sales contract backlog and quoting on larger (i.e., greater than $100,000) projects in an effort to increase revenue. We also will focus on leveraging our current market position and presence to build our pipeline in the California and Canadian markets, as well as other emerging U.S. markets. As sales opportunities are converted into contracts, we are preparing to meet our customers’ demand for timely delivery of a fully engineered, application-specific, climate control system.

Competition

Our climate control and air sanitation systems and our related engineering services compete with various national and local HVAC contractors and traditional HVAC equipment suppliers who traditionally resell, design, and implement climate control systems for commercial and industrial facilities and data centers, none of which have the specific knowledge that we have about the complexities and challenges of cannabis cultivation. We have positioned ourselves to differ from these competitors by providing engineering and climate control systems, based on our unique chilled-water cooling system design and equipment, tailored specifically for managing the distinct challenges involved in indoor cannabis cultivation. We believe our cannabis-specific applications and experience in this market allow us to deliver the “right” solution to our cultivation customers. Unlike many of our competitors, our solutions are designed specifically for cultivators to provide tight temperature/humidity control, reduce bio-security risk, and minimize maintenance complexity, costs and downtime. However, as the legal cannabis market continues to grow, we expect increased competition in both the climate control systems and engineering services with some of these competitors attempting to emulate our cannabis specific-application model.

Intellectual Property

We rely on a combination of patent and trademark rights, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. We have several pending patent applications, which include a combination of Patent Cooperation Treaty, utility and design patent applications that are directed to certain of our technologies. We have registered trademark registrations around our core Surna brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our wordmark is also registered in the European Union and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual.

Operating Segments

We currently operate in one primary business segment, which encompasses designing, engineering, manufacturing, and distributing climate and environmental control systems for use in indoor cannabis grow facilities.

Employees

We currently have 35 full-time employees, however, we may utilize, and have in the past utilized, the services of a number of consultants, independent contractors, and other non-employee professionals. Additional employees will be hired in the future depending on need and our expansion.

Government Regulation

The use, possession, cultivation, and distribution of cannabis is prohibited by U.S. federal law. This includes medical and recreational cannabis. Although certain states have legalized medical and recreational cannabis, companies and individuals involved in the sector are still at risk of being prosecuted by federal authorities. Further, the landscape in the cannabis industry changes rapidly. This means that at any time the city, county, or state where cannabis is permitted can change the current laws and/or the federal government can supersede those laws and take prosecutorial action. Given the uncertain legal nature of the cannabis industry, it is imperative that investors understand that investments in the cannabis industry should be considered very high risk. A change in the current laws or enforcement policy can negatively affect the status and operation of our business, require additional fees, stricter operational guidelines and unanticipated shut-downs.

See the “Risks Related to the Cannabis Industry” set forth in Item 1A of this Annual Report which addresses various risks related to U.S. and foreign regulation and enforcement of cannabis laws and regulations and their potential impact on our business.

Available Information

Our website address is www.surna.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge through our website when such reports are available on the SEC’s website.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Investing in our common stock involves a number of significant risks. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

We are solely dependent upon the funds we have raised so far to continue our operations, which may be insufficient to achieve significant revenue, and we may need to obtain additional financing, which may not be available to us and could dilute the ownership of current shareholders.

Historically, we have raised equity and debt capital to support our operations. We anticipate we will require additional cash resources to finance our continued growth or other future developments, including any investments or acquisitions we may decide to pursue. We may need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded out of revenue. During 2016 and 2017, we extinguished all of our debt owed to investors. In addition, we completed two private placement unit offerings, consisting of common stock and warrants, to accredited investors in 2017 for aggregate proceeds of $4,453,080. We will likely need to raise debt and equity financing in the future in order to continue our operations and achieve our growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. We believe our cash balances and cash flow from operations will be insufficient to fund our operations and growth for the next 12 months. If we are unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then we will likely need to raise additional funding to continue our operations. Our failure to obtain sufficient financing on acceptable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

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

We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profits. Our independent registered public accounting firm has also included a “going concern” explanatory paragraph in its opinion on our financial statements, expressing substantial doubt that we can continue as an ongoing business for the next 12 months. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise the capital we need, we may need to and believe we can reduce the scope of our business to fully satisfy our future short-term liquidity requirements. If we cannot raise additional capital or reduce the scope of our business, we may be otherwise unable to achieve our goals or continue our operations. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses.

Even if we obtain more customers, there is no assurance that we will make a profit.

Even if we obtain more customers, or increase the average order size, there is no guarantee that we will be able to generate a profit. Because we are a small company with limited capital, limited products and services, and limited marketing activities, we may not be able to generate sufficient revenue to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because we currently do not maintain effective internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

Our reporting obligations as a public company place a significant strain on our management, operational and financial resources, and systems, and will continue to do so for the foreseeable future. Annually, we are required to prepare a management report on our management’s assessment of the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting is currently not effective and shall report such in management’s report in this annual report on Form 10-K. In the event that our status with the SEC changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment, or may issue a report that is qualified, if it is not satisfied with our controls, or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

We have identified a material weakness in our internal control over financial reporting and, if we do not remediate the material weakness or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

We currently do not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes including revenue, taxes, stock-based compensation and other areas, and place significant reliance on, for our financial reporting. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If we are unable to achieve effective internal control over financial reporting, or if our independent registered public accounting firm determines we continue to have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our shares could decline, and our reputation may be damaged.

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

Our operating results may fluctuate significantly based on customer acceptance of our products, industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that we will experience substantial variations in our revenues and operating results from quarter to quarter. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. If customers do not accept our products, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses.

If we do not successfully develop additional products and services, or if such products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. We are currently investigating a number of new and improved product opportunities, and we intend to collaborate with manufacturing partners to optimize these products for the cannabis market. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. We may be unable to differentiate our new products from those of our competitors, and our new products may not be accepted by the market. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in revenue and earnings.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our commercial customer base. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

Our industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours, or make our products obsolete.

We are involved in a highly competitive industry where we compete with national and local HVAC contractors and traditional HVAC equipment suppliers who offer products and services similar to those that we sell. These competitors may have far greater resources than we do, giving our competitors an advantage in developing and marketing products and services similar to ours or products that make our products obsolete. While we believe we are better positioned to meet the exacting demands of a cannabis cultivation environment through precise temperature, humidity, light, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state and local levels, there can be no assurance that we will be able to successfully compete against these other contractors and suppliers.

We will be required to attract and retain top quality talent to compete in the marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, product development, sales and marketing, and finance personnel. Our ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

We are dependent upon certain key sales, managerial and executive personnel for our future success. If we lose any of our key personnel, our ability to implement our business strategy could be significantly harmed.

We depend on the industry knowledge, technical and financial skill, and network of business contacts of certain key employees. Our future success will depend to a significant extent on the continued service of these key employees. While we may have employment agreements with certain of these key employees, they are free to terminate their employment with us at any time, although they may be subject to certain restrictive covenants on their post-termination activities. We do not carry key-man life insurance on the lives of our key employees. The departure of any of one of our key employees could have a material adverse effect on our ability to achieve our business objective and maintain the specialized services that we offer our customers.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our engineering, sales, manufacturing, distribution or other critical functions.

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource-intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower profits, or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

We incur significant costs as a result of being a public company, which will make it more difficult for us to achieve profitability.

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These costs will make it more difficult for us to achieve profitability.

The recently passed comprehensive U.S. tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended (the “Code”). The newly enacted U.S. federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state net operating loss carryforwards of $10,848,000. Our ability to deduct these net operating loss carryforwards against future taxable income is contingent on our generation of future taxable income. Our federal and state net operating loss carryforwards will expire, if not utilized, in the years 2034 through 2037. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

Risks Related to the Cannabis Industry

U.S. federal laws, regulations and enforcement may adversely affect the implementation of state and local cannabis laws and regulations and, correspondingly, may adversely impact our customers. Such impact may negatively affect our revenue and profits, or we may be found to be in violation of the Controlled Substances Act or other U.S. federal, state or local laws.

Currently, 30 states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. Thirty-eight states allow or are considering legislation to allow the possession and use of non-psychoactive cannabidiol (“CBD”) oil for some medical conditions only. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and it has been reported that 11 states are actively considering bills to permit recreational use or to decriminalize the use of cannabis. Nevertheless, the U.S. federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the U.S. federal government and its agencies is that cannabis has no currently accepted medical use and a high potential for abuse, and a range of activities, including cultivation and use of cannabis, is prohibited. Until Congress amends the CSA or the executive branch de-schedules or reschedules cannabis under it, there is a risk that federal authorities may enforce current federal law. Enforcement of the CSA by federal authorities could impair our revenue and earnings, and it could even force us to cease operating entirely in the cannabis industry. The risk of strict federal enforcement of the CSA in light of congressional activity, judicial holdings and stated federal policy, including enforcement priorities, remains uncertain.

In an effort to provide guidance to federal law enforcement, the U.S. Department of Justice (the “DOJ”) issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memo”). The Cole Memo also had provided guidance to federal prosecutors concerning cannabis enforcement in light of state laws legalizing medical and recreational cannabis possession in small amounts. Each memorandum provided that the DOJ was committed to enforcement of the CSA but the DOJ was also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

The Cole Memo sets forth certain enforcement priorities that are important to the federal government:

●	Distribution of marijuana to children;

●	Revenue from the sale of marijuana going to criminals;

●	Diversion of medical marijuana from states where it is legal under state law to states where it is not;

●	Using state-authorized marijuana activity as a pretext for other illegal drug activity;

●	Violence in the cultivation and distribution of marijuana;

●	Drugged driving and other adverse public health consequences;

●	Growing marijuana on public lands; and

●	Possession or use of marijuana on federal property.

On January 4, 2018, the Cole Memo was rescinded by Attorney General Jeff Sessions (the “Sessions Memo”). The effect of rescinding the Cole Memo guidance is that U.S. Attorneys now have greater discretion to prosecute CSA violations with respect to individuals and companies that are otherwise complying with state law and the tenets previously set forth in the Cole Memo. The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of cannabis for use on private property but relied on state and local law enforcement to address that form of cannabis activity. In the event the DOJ goes beyond the objectives of the Cole Memo guidance and begins strict enforcement of the CSA in states that have laws legalizing medical and recreational cannabis in small amounts, there may be a direct and adverse impact to our revenue and earnings, and it could even force us to cease operating entirely in the cannabis industry.

In 2014, the U.S. House of Representatives passed an amendment (the “Rohrabacher-Farr Amendment”) to the Commerce, Justice, Science, and Related Agencies Appropriations Bill, which funds the DOJ. The Rohrabacher-Farr Amendment prohibits the DOJ from using federally appropriated funds to prevent states with medical cannabis laws from implementing such laws by investigating and prosecuting individuals or businesses operating in accordance with applicable state laws. In August 2016, a Ninth Circuit federal appeals court ruled in United States v. McIntosh that the Rohrabacher-Farr Amendment bars the DOJ from spending funds on the prosecution of conduct that is allowed by state medical cannabis laws, provided that such conduct is in strict compliance with applicable state law. In March 2015, bipartisan legislation titled the Compassionate Access, Research Expansion, and Respect States Act (the “CARERS Act”) was introduced, proposing to allow states to regulate the medical use of cannabis by changing applicable federal law, including by reclassifying cannabis under the CSA to a Schedule II controlled substance and thereby changing the plant from a federally-criminalized substance to one that has recognized medical uses.

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, as an amendment to an appropriations bill, must be renewed annually on a bipartisan basis in order to remain in effect. The Rohrabacher-Farr Amendment has been renamed the Rohrabacher-Blumenauer Amendment through the amendment language, but the intent remains the same. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Blumenauer Amendment, is effective, by passage of continuing resolutions, through September 30, 2018. Following the Sessions Memo, however, the federal government could at any time change its enforcement priorities against the cannabis industry. Any change in enforcement priorities could render our operations unprofitable or even prohibit such operations.

The former Obama administration effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, as discussed above, the Sessions Memo rescinded the Cole Memo enforcement guidance. Any further change in enforcement policy and a decision to enforce the federal laws more aggressively could cause significant financial damage to us and our shareholders and could adversely affect our ability to obtain equity or debt financing, or even prohibit our operating in the cannabis industry entirely.

We have not requested or obtained any opinion of counsel or ruling from any authority to determine if our operations are in compliance with or violate any state or federal laws or whether we are assisting others to violate a state or federal law. In the event that our operations are deemed to violate any laws or if we are deemed to be assisting others to violate a state or federal law, we could have liability that could cause us to modify or cease our operations.

Our recent focus on and entrance into the cannabis industry in Canada presents significant opportunities, but it also presents significant risks that may ultimately affect the revenue and earnings of our business.

In addition to U.S. operations, we have recently begun selling products and services to cannabis growers in Canada, where medical cannabis currently is legal across the country both federally and provincially. Canadian Prime Minister Trudeau also is expected to introduce legislation to legalize, but strictly control, recreational use of cannabis. Passage of such legislation is expected in 2018 but remains uncertain. We believe Canada, with its federal legal regime, represents a significant business opportunity for us, but there can be no assurance that we will be able to make any additional sales of products or services in Canada. As a result, our revenue and earnings may be adversely affected.

Successful litigation by non-cannabis states affected by cannabis legalization could have significant adverse effects on our business.

Due to variations in state law among states sharing borders, certain states which have not approved any legal sale of cannabis may seek to overturn laws legalizing cannabis use in neighboring states. In December 2014, the attorney general of each of Nebraska and Oklahoma filed a complaint with the U.S. Supreme Court against the state of Colorado arguing that the Supremacy Clause (Article VI of the U.S. Constitution) prohibits Colorado from passing laws that conflict with federal anti-drug laws and that Colorado’s laws are increasing cannabis trafficking in neighboring states that maintain cannabis bans, thereby putting pressure on such neighboring states’ criminal justice systems. In March 2016, the U.S. Supreme Court, voting 6-2, declined to hear this case, but there is no assurance that it will do so in the future. Additionally, nothing prevents these or other states’ attorneys general from using the same or similar cause of action for a lawsuit in a lower federal or other court.

Previously, the U.S. Supreme Court has held that drug prohibition is a valid exercise of federal authority under the commerce clause; however, it has also held that an individual state itself is not required to adopt or enforce federal laws with which it disagrees. If the U.S. Supreme Court rules that a legal cannabis state’s legislation is unconstitutional, that could result in legal action against other states with laws legalizing medical and/or recreational cannabis use. Successful prosecution of such legal actions by non-cannabis states could have significant adverse effects on our business.

Variations in state and local regulation and enforcement in states that have legalized cannabis may impose certain restrictions on cannabis-related activities that may adversely impact our revenue and earnings.

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized cannabis to varying degrees; other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Nine states and the District of Columbia have legalized the recreational use of cannabis and various state legislatures are considering recreational use while ballot measures regarding recreational use are likely to be submitted to voters in 2018. Variations exist among states that have legalized, decriminalized, or created medical cannabis exemptions. For example, Alaska and Colorado have limits on the number of cannabis plants that can be grown by an individual in the home. In most states, the cultivation of cannabis for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of cannabis for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our revenue and earnings.

As the possession and use of cannabis is illegal under the CSA, it is possible that our manufacture and sale of equipment that is used to cultivate cannabis may be deemed to be aiding and abetting illegal activities. It is also possible that our products could be considered “drug paraphernalia.”

Federal practices could change with respect to providers of equipment potentially usable by cultivators in the medical and recreational cannabis industry, which could adversely impact us. Cannabis growers use equipment that we offer for sale. While we are not aware of any threatened or current federal or state law enforcement actions against any supplier of equipment that might be used for cannabis growing, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including but not limited to a claim of aiding and abetting, or being an accessory to, another’s criminal activities or that our products are considered “drug paraphernalia.”

The federal aiding and abetting statute, U.S. Code Title 18 Section 2(a), provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” Under U.S. Code Title 21 Section 863, the term “drug paraphernalia” means “any equipment, product or material of any kind which is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing, processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance.” Any drug paraphernalia involved in any violation of Section 863 shall be subject to seizure and forfeiture upon the conviction of a person for such violation. While Section 863(f) contains an exemption for any person authorized by local, state or federal law to manufacture, possess, or distribute such items, any such action may force us to cease operations and our investors could lose their entire investment.

A risk exists that our activities could be deemed to be facilitating the selling or distribution of cannabis in violation of the CSA, or to constitute aiding or abetting, or being an accessory to, a violation of the CSA. There is also a risk that our products could be considered drug paraphernalia and could be subject to seizure. We believe, however, that such risks are relatively low. Federal authorities have not focused their resources on such tangential or secondary violations of the CSA, nor have they threatened to do so, with respect to the sale of equipment that might be used by cannabis cultivators, or with respect to any supplies marketed to participants in the medical and recreational cannabis industry. We are unaware of such a broad application of the CSA or the seizure of drug paraphernalia by federal authorities, and we believe that such an attempted application would be uncustomary.

If the federal government were to change its practices, or were to expend its resources investigating and prosecuting providers of equipment that could be usable by participants in the medical or recreational cannabis industry, such action could have a materially adverse effect on our operations, our customers, or the sales of our products. As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment.

The fact that we provide products and services to companies in the cannabis industry may impact our ability to raise adequate capital for future expansion, which could hinder our growth potential as well as our revenue and earnings.

A very large percentage, if not all, of our customers are operating in an industry that is still illegal under U.S. federal law. With the lingering uncertainty of federal enforcement, many potential investors, especially institutional investors, either refuse to invest in the industry or are very reluctant to make such investments. Our inability to raise adequate capital for future expansion could substantially hinder our growth potential as well as our revenue and earnings.

Our success may be dependent on additional states legalizing recreational and/or medical cannabis use.

Continued development of the recreational and medical cannabis markets is dependent upon continued legislative authorization of cannabis at the state level for recreational and/or medical purposes. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposals, key support must be created in the relevant legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for recreational and/or medical purposes, which would limit the overall available market for our products and services, which could adversely impact our business, revenue and earnings.

Our customers may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As a result of the federal illegality of the cannabis industry, many banks do not provide banking services to the cultivation and distribution segments of the industry, the argument being that they would be accepting for deposit funds derived from the operation of a federally illegal business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, there have been legislative attempts to allow banks to transact business with state-authorized cannabis businesses. While these are positive developments, there can be no assurance that legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with cannabis companies, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. Moreover, the FinCEN guidance may be rescinded or amended at any time in order to reconcile the now conflicting guidance of the Sessions Memo. At present, few banks have taken advantage of the FinCEN guidance, resulting in many cannabis businesses still operating on an all-cash basis. This makes it difficult for cannabis businesses to manage their businesses, pay their employees and taxes, and having so much cash on hand also creates significant public safety issues. Many ancillary businesses that service cannabis businesses have to deal with the unpredictability of their clients or customers not having a bank account. The inability of our customers to open bank accounts and otherwise access the services of banks, including obtaining credit, may make it more difficult and costly for them to operate and more difficult for such customers to purchase our products and services, which could materially harm our business, revenue and earnings.

We are subject to certain federal regulations relating to cash reporting.

The BSA, enforced by FinCEN, requires us to report currency transactions in excess of $10,000, including identification of the customer by name and social security number, to the Internal Revenue Service. This regulation also requires us to report certain suspicious activity, including any transaction that exceeds $5,000 that we know, suspect or have reason to believe involves funds from illegal activity or is designed to evade federal regulations or reporting requirements and to verify sources of funds. Substantial penalties can be imposed against us if we fail to comply with this regulation. If we fail to comply with these laws and regulations, the imposition of a substantial penalty could have a material adverse effect on our business, financial condition and results of operations.

State and municipal governments in which our customers do business or seek to do business may have or may adopt laws that adversely affect our ability to do business with such customers.

While the federal government has the right to regulate and criminalize cannabis, state and municipal governments may adopt or amend additional laws and regulations that further criminalize or adversely affect cannabis businesses. States that currently have laws that decriminalize or legalize certain aspects of cannabis, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or adversely affect cannabis businesses. Additionally, municipal governments in certain states may have laws that adversely affect cannabis businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where cannabis operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our customers’ ability to do business. Also, given the complexity and rapid change of the federal, state and local laws pertaining to cannabis, our customers may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by their business endeavors. All of the foregoing may impact our customers’ ability to purchase our products and services, which may adversely affect our business, revenue and earnings.

Most, if not all, of our customers are impacted by Section 280E of the Code, which limits certain expenses cannabis companies can deduct. This negative impact could affect the financial condition of our customers, which in turn may negatively affect the ability of our customers to purchase our products and services.

Section 280E of the Code forbids businesses from deducting otherwise ordinary business expenses from gross income associated with the “trafficking” of Schedule I or II substances, as defined by the CSA. The Internal Revenue Service (the “IRS”) has subsequently applied Section 280E to state-legal cannabis businesses since cannabis is still a Schedule I substance. Section 280E states that no deductions should be allowed on any amount “in carrying on any trade or business if such trade or business consists of trafficking in controlled substances.” Section 280E affects all businesses that engage in the cultivation, sale or processing of the cannabis plant. This includes cultivators, medical dispensaries, marijuana retail stores and infused product manufacturers, as well as concentrates and cannabis oil manufacturers. Because Section 280E limits certain deductions, it can have a dramatic effect on the profitability of these businesses, which in turn may adversely affect their ability to purchase our products and services. Such result may adversely impact our revenue and earnings.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are product and service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Risks Related to Our Common Stock

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock has fluctuated substantially, and we expect that it will continue to do so. The price of our common stock in the market on any particular day depends on many factors including, but not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares;

●	significant volatility in the market price and trading volume of companies in the cannabis industry;

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors or management;

●	sales or purchases of our common stock by insiders, including sales of our common stock issued to employees, directors and consultants under our equity incentive plan which were registered under the Securities Act of 1933, as amended (the “Securities Act”) under our S-8 registration statement;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations, in particular with respect to the cannabis industry;

●	actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results;

●	market sentiments about the cannabis industry;

●	general economic conditions and trends; and

●	departures of any of our key employees.

Presently, an exchange listing of our common stock is not likely since we are a U.S.-based company focused on the cannabis industry, which remains illegal under federal law. Moreover, we may not be able to attract institutional ownership of our stock or research analysts to cover our stock in the foreseeable future.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase an investor’s transaction costs to sell those shares.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Our directors and officers possess significant voting power, and through their ownership of our common and preferred stock, may have the ability to control us and our corporate actions.

Brandy Keen, one of our founders and a director, Vice President and Secretary, beneficially owns, directly and indirectly with her spouse, Stephen Keen, 35,189,669 shares of preferred stock and 20,284,669 shares of common stock. Chris Bechtel, our Chief Executive Officer and President and a director, beneficially owns 11,632,761 shares of our common stock. As of December 31, 2017, we had 206,248,522 shares of common stock issued and outstanding and 77,220,000 shares of preferred stock issued and outstanding. The holders of preferred stock have one vote per share of preferred stock equivalent to one vote of our common stock. Accordingly, these officers and directors have a significant influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Such officers and directors may also have the power to prevent or cause a change in control. In addition, without the consent of these shareholders, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may give rise to a conflict of interest with us and our shareholders.

Our Board of Directors is authorized to reclassify any unissued shares of our stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Our articles of incorporation permit our Board of Directors to reclassify any authorized but unissued shares of stock into one or more classes of preferred stock. Our Board of Directors will generally have broad discretion over the size and timing of any such reclassification, subject to a finding that the reclassification and issuance of such preferred stock is in the best interests of us and our existing common stockholders. We are authorized to issue up to 350,000,000 shares of common stock and 150,000,000 shares of preferred stock. As of December 31, 2017, we had 206,248,522 shares of common stock issued and outstanding and 77,220,000 shares of preferred stock issued and outstanding. In the event our Board of Directors opts to reclassify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any such reclassification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. These effects, among others, could have an adverse effect on your investment in our common stock.

Rule 144 contains risks for certain shareholders.

From time to time, we issue shares on an unregistered basis, which may be eligible for resale under SEC Rule 144 promulgated under the Securities Act. In the event there are shares outstanding that can be sold under Rule 144, there may be market pressure on our stock.

We do not intend to pay cash dividends on our common stock.

We currently are not profitable and do not expect to achieve profitability in the foreseeable future. We have never declared or paid dividends on our common stock. We intend to invest any available funds to continue to grow our revenue. Accordingly, we do not expect to pay cash dividends to our stockholders now or in the foreseeable future.

The market price of our shares of common stock may be adversely affected by the sale of shares by our management or large stockholders.

Sales of our shares of common stock by our officers through 10b5-1 plans or otherwise or by large stockholders could adversely and unpredictably affect the price of our common stock. Additionally, the price of our shares of common stock could be affected even by the potential for sales by these persons. We cannot predict the effect that any future sales of our common stock, or the potential for those sales, will have on our share price. Furthermore, due to relatively low trading volume of our stock, should one or more large stockholders seek to sell a significant portion of their stock in a short period of time, the price of our stock may decline.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide information under this item.

Item 2. Properties

We own no real property. On June 27, 2017, we executed a lease, which became effective September 29, 2017, for our manufacturing and office space at 1780 55th Street, Boulder, Colorado 80301. The term of the lease commenced September 29, 2017 and continues through August 31, 2022. As of January 2, 2018, our leased space is approximately 18,600 square feet. We believe that our lease is at market rates and that there is sufficient space available in the Boulder, Colorado area to obtain additional or other space if and when required.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our customers. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our shares of common stock are quoted on the OTCQB operated by OTCMarkets under the symbol “SRNA.” The following table sets forth the range of the high and low bid prices of our common stock as reported on the OTCQB for the period beginning January 1, 2016 through December 31, 2017. The information reflects inter-dealer prices, without retail mark-ups, markdowns, or commissions, and may not necessarily represent actual transactions.

	Price Range
Quarter Ended	High	Low

2017
December 31, 2017	$0.24	$0.10
September 30, 2017	$0.15	$0.10
June 30, 2017	$0.20	$0.10
March 31, 2017	$0.23	$0.15

2016
December 31, 2016	$0.25	$0.12
September 30, 2016	$0.11	$0.08
June 30, 2016	$0.10	$0.07
March 31, 2016	$0.09	$0.06

The closing price of our common stock on March 29, 2018 was $0.175 per share, as reported by the OTCQB.

As of March 30, 2018, we had approximately 180 shareholders of record and we believe we have approximately 16,835 beneficial shareholders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the 2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors (or the compensation committee of the Board of Directors, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2017, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2017 is summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	11,135,000	$0.122	36,244,506
Total	11,135,000	$0.122	36,244,506

(1) The number of securities remaining available for future issuance include: (i) 13,800,000 shares to be issued upon vesting outstanding RSUs, (ii) 8,600,000 shares to be issued in connection with incentive stock bonuses pursuant to certain employment agreements, and (iii) remaining Plan Shares of 13,844,506 which are available for future award under the 2017 Equity plan.

Refer to Note 16 – Equity Incentive Plans of the Notes to Consolidated Financial Statements, which are included as part of this Annual Report for the further details on our 2017 Equity Plan.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Risk Factors” and “Forward-Looking Statements and Projections” appearing elsewhere herein.

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use the non-GAAP measures including net bookings and backlog, as well as other significant non-cash expenses such as stock-based compensation and certain debt-related expenses. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Overview

The sales cycles for our commercial indoor cannabis cultivation projects can vary significantly, ranging from six months to two years in some cases. The sales cycle is impacted by numerous factors including:

●	the large number of first-time participants interested in the indoor cannabis cultivation business;

●	the complexities and uncertainties involved in obtaining state and local licensure and permitting;

●	local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators;

●	the customer’s need to obtain cultivation facility financing;

●	the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed);

●	the large price-tag and technical complexities of the climate control and air sanitation system;

●	availability of power; and

●	delays that are typical in completing any construction project.

While our typical commercial project sales contracts are generally non-cancellable, based on the foregoing factors, there are risks that we may not realize the full contract value in a timely manner or at all. Completion of a sales contract is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. To address these risks, we generally require a series of advance payments from our customers: (i) before we commence engineering services, (ii) before we begin manufacturing our proprietary equipment items, and (iii) before delivery of third-party manufactured equipment items and other equipment to complete the project.

Given the timing of the deliverables of our sales contracts, we can experience large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue.

Since August 2017, we have focused our efforts on expanding and better qualifying our pipeline of opportunities, increasing our bookings of new sales contracts, and improving our project management processes to shorten the time period from sales execution to project completion. To further these efforts, we have made investments to improve and add personnel in critical positions within sales, sales management, project management, engineering, and production. We also have improved our performance management and metrics to give better visibility about our customer pipeline, the expected timing of new sales orders, the completion of our active commercial projects and more defined departmental accountability.

We are in the process of completing facility improvement and expansion, increasing our square footage from 12,700 to 18,600, and increasing our production floor space from 5,900 to 9,200 square feet. We are reconfiguring our production processes and work flows in an effort to increase our production capacity and improve efficiencies. These actions are expected to be completed in the second quarter of 2018, and they will be partially funded with a tenant improvement allowance being provided by our landlord as part of our new lease agreement.

We believe these investments are necessary to position us for our expected future growth. With the lengthy sales cycle, it may take six to 12 months or more before we begin to realize a return on these investments. We continue to focus on increasing our sales contract backlog and quoting on larger (i.e., greater than $100,000) projects in an effort to increase revenue. We also will focus on leveraging our current market position to build up our sales pipeline in the California and Canadian markets, as well as other emerging cannabis-related U.S. markets. As sales opportunities are converted into contracts, we are preparing to meet our customers’ demand for timely delivery of a fully engineered, application-specific, climate control system.

The following table sets forth: (i) our beginning backlog (the remaining contract value of outstanding sales contracts for which we have received an initial deposit as of the previous period), (ii) our net bookings for the period (new sales contracts executed during the period for which we received an initial deposit, net of any adjustments including change orders during the period), (iii) our recognized revenue for the period, and (iv) our ending backlog for the period (the sum of the beginning backlog and net bookings, less recognized revenue).

	For the quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	2017 Total
Backlog, beginning balance	$2,646,000	$3,790,000	$3,933,000	$4,311,000
Net bookings, current period	$2,737,000	$1,885,000	$1,944,000	$2,454,000	$9,020,000
Recognized revenue, current period	$1,593,000	$1,742,000	$1,566,000	$2,309,000	$7,210,000
Backlog, ending balance	$3,790,000	$3,933,000	$4,311,000	$4,456,000

During the fourth quarter of 2017, (i) our net bookings were $2,454,000, an increase of $510,000, or 26%, compared to the prior quarter, and (ii) our recognized revenue was $2,309,000, an increase of $743,000, or 47%, compared to the prior quarter.

As of December 31, 2017, our ending backlog was $4,456,000, an increase of $145,000, or 3%, compared to the prior quarter-end. About 41% of our December 31, 2017 ending backlog (down from 45% at September 30, 2017) is attributable to projects for which we have only received an initial deposit and, as a result, there are potential risks that the equipment portion of these projects will not be completed or will be delayed, which could occur if our customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing.

Backlog and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in or inability to obtain project financing or licensing. Accordingly, there can be no assurance that contracts included in backlog will actually generate revenues or when the actual revenues will be generated. Backlog and net bookings are considered non-GAAP financial measures, and therefore, they should be considered in addition to, rather than as a substitute for, recognized revenue and deferred revenue. Further, we can provide no assurance as to the profitability of our contracts reflected in backlog and net bookings.

Results of Operations

Comparison of Years ended December 31, 2017 and 2016

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2017 was $7,210,000 compared to $7,580,000 for the year ended December 31, 2016, a decrease of $370,000, or 5%. Although our net bookings trended favorably and our backlog grew during 2017, revenue recognition continues to be impacted by our long and uncertain sales cycle and delays faced by our customers in the construction of new cultivation facilities. Further, while additional states have approved some form of cannabis use and cultivation, either for medical or recreational use, the legislation will not result in immediate new construction activity as states need time to issue implementing rules and regulations for the licensing and sales activity and local authorities need to issue building permits.

Cost of revenue increased by $24,000 from $5,276,000 for the year ended December 31, 2016 to $5,300,000 for the year ended December 31, 2017.

The gross profit for the year ended December 31, 2017 was $1,910,000 compared to $2,304,000 for the year ended December 31, 2016. Gross profit margin decreased by four percentage points from 30% for the year ended December 31, 2016 to 26% for the year ended December 31, 2017. This decrease was due primarily to lower margin on our engineering services and an increase in shipping and handling costs in year ended December 31, 2017 compared to the year ended December 31, 2016.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,205,000, or 17% of total revenue, for the year ended December 31, 2017 as compared to $1,049,000, or 14% of total revenue, for the year ended December 31, 2016. The increase of $156,000 was primarily due to an increase in salaries and benefits of $56,000 and stock-based compensation of $75,000. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $4,095,000, or 57% of total revenue, in the year ended December 31, 2017 as compared to $4,227,000, or 56% of total revenue, in the year ended December 31, 2016. In the year ended December 31, 2017 as compared to the prior year: (i) our shipping and handling costs increased by $108,000, (ii) our charges for obsolete inventory allowances increased by $229,000 due to specifically-built inventory which our customer refused delivery, which were offset by (iii) a reduction in warranty costs of $682,000, which was primarily related to $533,000 in costs we incurred in 2016 to replace a customer’s system due to faulty installation by a third-party.

Operating Expenses

Operating expenses increased by 117% from $2,837,000 for the year ended December 31, 2016 to $6,152,000 for the year ended December 31, 2017, an increase of $3,315,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $3,008,000, and (ii) an increase in advertising and marketing expenses of $336,000, offset by (iii) a decrease in product development expense of $29,000.

The increase in SG&A expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016, was due primarily to: (i) an increase of $1,345,000 in stock-related compensation paid to employees and consultants, (ii) an increase of $614,000 in salaries and benefits, (iii) an increase of $204,000 in legal and consulting fees, (iv) an increase in sales travel of $134,000 and (v) an increase of $785,000 in cash and stock-related compensation paid to our independent directors.

The increase in marketing expenses were primarily for: (i) our investment in re-branding the Surna name and logo, including approximately $160,000 to revise and update our website and marketing materials, (ii) our increased presence at industry trade shows and events resulting in increased expenses of $49,000, and (iii) marketing salaries and benefits (including stock related-compensation) which increased by approximately $58,000.

Operating Loss

We had an operating loss of $4,242,000 for the year ended December 31, 2017, as compared to an operating loss of $533,000 for the year ended December 31, 2016, an increase of $3,709,000. The operating loss included $2,140,000 of non-cash, stock-based compensation expenses in the year ended December 31, 2017 as compared to $4,000 for the year ended December 31, 2016. Excluding these non-cash items, our operating loss increased by $1,573,000.

Other Income (Expense)

Our other expenses (net) decreased by 75% from $2,740,000 for the year ended December 31, 2016 to $677,000 for the year ended December 31, 2017. This decrease is primarily related to the decrease in the amortization of debt discount and interest expense on convertible promissory notes. The convertible promissory notes converted in the fourth quarter of 2016 and the first quarter of 2017. We did incur a loss on extinguishment of debt of $643,000 and $338,000 for the years ended in December 31, 2017 and 2016, respectively, due to the conversion of certain notes.

Net Loss

Overall, we had a net loss of $4,919,000 for the year ended December 31, 2017 as compared to a net loss of $3,273,000 for the year ended December 31, 2016, an increase of $1,646,000. The net loss included $2,140,000 of non-cash, stock-based compensation expenses and $681,000 of debt-related costs in the year ended December 31, 2017 as compared to non-cash, stock-based compensation expense of $4,000 and debt-related costs of $2,780,000 in the year ended December 31, 2016. Excluding these non-cash items, our net loss increased by $1,609,000.

Comparison of Years Ended December 31, 2016 and 2015

	2016	2015
Revenue	$7,580,000	$7,865,000

Cost of revenue	5,276,000	6,924,000

Gross margin	2,304,000	941,000
Gross margin %	30%	12%

Operating expenses	2,837,000	4,055,000

Operating loss	(533,000)	(3,114,000)

Other income (expense), net	(2,740,000)	(2,182,000)

Net loss	$(3,273,000)	$(5,296,000)

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2016 decreased by 4% to $7,580,000 for the year ended December 31, 2016 as compared to $7,865,000 for the year ended December 31, 2015. A significant portion of our revenues for 2015 were derived from growers in the State of Nevada (which legalized cannabis in 2014), which peaked in the third quarter of 2015. As our sales declined slightly from 2015 to 2016, our contractual sales commitments have been increasing. The sales amounts that we had under contract but which were not yet completed have increased year over year from $1,423,000 at December 31, 2015 to $2,646,000 at December 31, 2016.

Cost of revenue decreased by 24% to $5,276,000 for the year ended December 31, 2016 as compared to $6,924,000 for the year ended December 31, 2015. The gross margin for the year ended December 31, 2016 increased 18 percentage points to 30% as compared to 12% for the year ended December 31, 2015 due to: (i) negotiation of favorable pricing with key suppliers or sourcing new suppliers, (ii) a sales mix that consisted more of high margin products, and (iii) reduced spending on installation projects, as we no longer provide installation services. These decreases were offset by a one-time charge in the year ended December 31, 2016 of $530,000 for a warranty expense.

Operating Expenses

Operating expenses decreased by 30% to $2,837,000 for the year ended December 31, 2016 as compared to $4,055,000 for the year ended December 31, 2015. We decreased advertising and marketing expenses by 52% from $310,000 for the year ended December 31, 2015 to $150,000 for the year ended December 31, 2016 due to a heavier emphasis on advertising in the prior year and a focus on reigning in costs in 2016. We decreased product development costs by 51% from $708,000 in the year ended December 31, 2015 to $349,000 in the year ended December 31, 2016. Also in 2015, we had additional cost of $150,000 related to the development of a hybrid building. We decreased general and administrative expenses by 23% from $3,038,000 in the year ended December 31, 2015 to $2,338,000 in the year ended December 31, 2016 due to reductions in personnel cost of $200,000 as well as a focus on cost containment related to professional fees of $250,000. We also reduced selling expenses and travel by $150,000.

Other Income (Expense)

Other expenses increased by 26% to $2,740,000 for the year ended December 31, 2016 from $2,182,000 for the year ended December 31, 2015. The change is attributable to: (i) a decrease in amortization of debt discounts and interest expense, (ii) the conversion of certain convertible promissory notes converted in the first quarter and second quarter of 2016, (iii) the loss on the change in derivative liabilities, and (iv) the loss due to the extinguishment of debt in the fourth quarter of 2016.

Net Loss

As a result of our decrease in cost of revenue and operating expenses, we reduced our net loss to $3,273,000 for the year ended December 31, 2016 as compared to $5,296,000 for the year ended December 31, 2015.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2017, we had cash and cash equivalents of $2,468,000, compared to cash and cash equivalents of $320,000 as of December 31, 2016. The $2,148,000 increase in cash and cash equivalents during the year ended December 31, 2017 was primarily the result of: (i) aggregate proceeds of $4,453,000 raised from the sale of investment units to accredited investors during the first and fourth quarter of 2017, with each unit consisting of one share of common stock and a warrant to purchase one share of common stock, and (ii) the proceeds of $500,000 raised from the issuance of certain promissory notes, which were converted into our common stock in the third quarter of 2017, offset by (iii) cash used for debt repayment of $332,000, (iv) cash used in our operating activities of $2,267,000, and (v) cash used in our investing activities of $205,000.

Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of December 31, 2017, we had accounts receivable (net of allowance for doubtful accounts) of $423,000, inventory (net of excess and obsolete allowance) of $523,000, and prepaid expenses of $293,000. As of December 31, 2017, we had no indebtedness (other than $7,000 owed under a related party note), total accounts payable and accrued expenses of $1,969,000, and deferred revenue of $1,012,000. As of December 31, 2017, we had a working capital surplus of $308,000, compared to a working capital deficit of $2,860,000 as of December 31, 2016.

Our accounts receivable from three customers made up 52%, 17% and 17%, respectively, of the total balance as of December 31, 2017.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(2,267,000)	$103,000
Net cash (used in) provided by investing activities	(205,000)	42,000
Net cash provided by (used in) financing activities	4,621,000	(156,000)
Net increase (decrease) in cash	$2,149,000	$(11,000)

Operating Activities

We have never reported net income. We incurred a net loss for the year ended December 31, 2017 of $4,919,000 and have an accumulated deficit of $19,255,000 as of December 31, 2017.

Cash used in operations for the year ended December 31, 2017 was $2,267,000 compared to cash provided by operations of $103,000 for the year ended December 31, 2016, a change of $2,370,000. The additional cash usage is primarily attributable to an increase in net loss of $1,646,000 and an increase in cash used for working capital of $1,348,000, which was offset by an increase in non-cash charges of $623,000. During the year ended December 31, 2017, significant non-cash items included: (i) stock-related compensation of $2,140,000, (ii) loss on extinguishment of debt of $643,000, (iii) an increase in excess and obsolete inventory of $276,000, and (iv) gain on the change in derivative liability of $67,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2017 was approximately $205,000 compared to cash provided by investing activities of $42,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we received payments of approximately $157,000 on notes receivable offset by payments for fixed assets, intangibles assets and certain equipment to be held for lease to a related party of $362,000.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2017 was $4,621,000 compared to cash used in financing activities of $156,000 for the year ended December 31, 2016. During the year ended December 31, 2017, we completed two private placements consisting of the sale of shares of our common stock, with attached warrants, resulting in aggregate proceeds of $4,453,000. During the year ended December 31, 2017, we issued two unsecured promissory notes for aggregate proceeds of $500,000 in the first quarter of 2017, which were converted into common in the third quarter of 2017, and we made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes.

Going Concern

Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our financial statements for the year ended December 31, 2017 a statement that there is substantial doubt as to our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our financial statements are issued. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then we will need to raise additional funding to continue as a going concern.

If results of operations for 2018 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

Based on management’s estimate for our operational cash requirements, we will likely need to raise debt and/or equity financing during the second or third quarter of 2018 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all.

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

Contractual Payment Obligations

As of December 31, 2017, our contractual payment obligations consisted of a building lease. On June 27, 2017, we executed a lease, to be effective September 29, 2017, for our manufacturing and office space. The term of the lease commenced September 29, 2017 and continues through August 31, 2022. We occupied our same leased space for $12,967 per month until January 1, 2018. On January 2, 2018, the leased space was expanded and the monthly rental rate increased to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

As of December 31, 2017, our contractual obligations under our building lease were as follows:

Contractual Obligations	Total	Less than 1 Year	1 - 3 Year	3 - 5 Years	More than 5 Years
Operating lease obligations	$1,133,228	$230,025	$480,960	$422,243	$-

Commitments and Contingencies

Litigation

From time to time, in the normal course of our operations, we are subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or our financial position, liquidity or results of operations.

Internal Revenue Service Penalties

We have been penalized by the Internal Revenue Service (“IRS”) for failure to file Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. The penalties and interest approximate $115,000. Our request that the penalties be abated for reasonable cause was denied by the IRS. We appealed the IRS’s denial based on statutory grounds under Revenue Procedure 92-70, which provides a summary filing procedure for filing Form 5471 with respect to dormant foreign corporations. Persons complying with this revenue procedure are deemed to satisfy their Form 5471 filing obligations with respect to dormant foreign corporations and are not subject to penalties related to the failure to timely file a complete Form 5471 and to timely furnish information requested thereon. The IRS has notified us that it needs additional time to respond to our appeal, which response is not expected until April 2018. We believe we have complied with the summary filing procedures for filing Form 5471 under Revenue Procedure 92-70 and the likelihood of abatement is high. Accordingly, we have made no accrual for these IRS penalties for the year ended December 31, 2017. However, there can be no assurance of any abatement until the IRS acts upon the appeal.

Other Commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers and employees that will require us to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and certain of our officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2017, we had no off-balance sheet arrangements. During 2017 and 2016, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 12 to our consolidated financial statements.

Recent Developments

Refer to Note 18 - Subsequent Events of the Notes to Consolidated Financial Statements, included as part of this Annual Report for the more significant events occurring since December 31, 2017.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. For information regarding our critical accounting policies as well as recent accounting pronouncements, see Note 2 to our consolidated financial statements.

Our management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount, or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, we establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $105,267 and $91,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and obsolete inventory. Inventory is stated at the lower of cost or market. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2017 and 2016, the allowance for excess and obsolete inventory was $323,384 and $47,369, respectively.

Goodwill impairment.  Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We recorded goodwill in connection with our acquisition of Hydro in July 2014. We perform a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We completed this assessment as of December 31, 2017, and concluded that no impairment existed.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed-through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2017 and 2016, we had an accrued warranty reserve amount of $105,122 and $85,000, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset.  A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2017 and 2016. Based on the available evidence, we believe it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

Share-based compensation. We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our equity incentive plan in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected. The grant date fair value of stock options is based on the Black-Scholes Model. The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

Commitments and contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, customer disputes, government investigations and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements are included herein, beginning on page F-1. The information required by this item is incorporated herein by reference to the consolidated financial statements set forth in Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 28, 2017, the Audit Committee dismissed RBSM LLC (“RBSM”) as our independent registered public accounting firm. RBSM’s audit reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that each such report included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern and stated that our consolidated financial statements for the fiscal years ended December 31, 2015 and December 31, 2016, respectively, were prepared assuming that we would continue as a going concern.

During our two most recent fiscal years and the subsequent interim period from January 1, 2017 through November 28, 2017, (i) there were no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and RBSM on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of RBSM, would have caused RBSM to make reference to the subject matter of the disagreement in its report on our financial statements, and (ii) there were no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K), except for the material weaknesses in internal controls as described in Item 9A of Form 10-K for the fiscal years ended December 31, 2015 and 2016, as follows:

“The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements. In addition, there was inadequate segregation of duties due to the limitation on the number of our accounting personnel.”

These material weaknesses have not been remediated as of the date of this Annual Report on Form 10-K.

On November 28, 2017, the Audit Committee approved the appointment of Anton Collins Mitchell LLP (“ACM”) as our new independent registered public accounting firm to perform independent audit services commencing for the fiscal year ending December 31, 2017.

During our two most recent fiscal years and the subsequent interim period from January 1, 2017 through November 28, 2017, neither us, nor anyone acting on behalf of us, consulted ACM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that ACM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

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

Under the supervision of management, by our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2017:

The Company did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to the limitation on the number of our accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes including revenue, taxes, stock-based compensation and other areas, and place significant reliance on, for our financial reporting.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We are committed to continuing to improve our financial organization including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not always been possible and may not be economically feasible now or in the future.

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

The material weaknesses in internal control over financial reporting as of December 31, 2017 remained unchanged from December 31, 2016. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2017.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated in this Annual Report by reference to the information provided in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

We have adopted a code of business conduct and ethics that applies to our directors, officers and employees. The code of business conduct and ethics is available on our website at www.surna.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

Item 11. Executive Compensation

The information with respect to compensation of our executives and directors will be contained in the 2018 Proxy Statement to be filed with the SEC and is incorporated in this Annual Report by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management will be contained in the 2018 Proxy Statement to be filed with the SEC and is incorporated in this Annual Report by reference in response to this item.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information with respect to certain relationships and related transactions will be contained in the 2018 Proxy Statement to be filed with the SEC and is incorporated in this Annual Report by reference in response to this item.

Item 14. Principal Accountant Fees and Services

The information with respect to principal accountant fees and services will be contained in the 2018 Proxy Statement to be filed with the SEC and is incorporated in this Annual Report by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of Surna Inc. are filed as part of this Annual Report on Form 10-K:

b. Exhibits

See “Exhibit Index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K.

c. Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the aforementioned financial statements.

Surna Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Surna Inc.

Boulder, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Surna Inc. and subsidiary (the “Company”) as of December 31, 2017 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of Surna Inc. as of December 31, 2016, and for the year then ended were audited by other auditors whose report dated March 31, 2017, expressed an unqualified opinion on those statements.

Emphasis Paragraph for Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Anton Collins Mitchell LLP

We have served as the Company’s auditor since 2017.
Denver, Colorado
April 2, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Surna Inc.

Boulder, Colorado.

We have audited the consolidated balance sheets of Surna Inc. (the Company) and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Surna, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of, Surna Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP
Larkspur, CA
March 31, 2017

Surna Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$2,468,199	$319,546
Accounts receivable (net of allowance for doubtful accounts of $105,267 and $91,000, respectively)	422,589	47,166
Notes receivable	-	157,218
Other receivables	550	-
Inventory, net	522,622	747,905
Prepaid expenses	293,458	84,976
Total Current Assets	3,707,418	1,356,811
Noncurrent Assets
Property and equipment, net	401,356	93,565
Goodwill	631,064	631,064
Intangible assets, net	37,985	36,381
Deposits	51,000	-
Total Noncurrent Assets	1,121,405	761,010

TOTAL ASSETS	$4,828,823	$2,117,821

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,969,263	$1,337,853
Deferred revenue	1,011,871	1,421,344
Amounts due to shareholders	6,927	57,398
Convertible promissory notes, net	-	761,440
Convertible accrued interest	-	161,031
Derivative liabilities	410,880	477,814
Total Current Liabilities	3,398,941	4,216,880

NONCURRENT LIABILITIES
Deferred rent	17,396	-
Promissory note due shareholders	-	11,985
Total Noncurrent Liabilities	17,396	11,985

TOTAL LIABILITIES	3,416,337	4,228,865

Commitments and Contingencies (Note 12)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 206,248,522 and 160,744,916 shares issued and outstanding, respectively	2,062	1,607
Additional paid in capital	20,664,563	12,222,789
Accumulated deficit	(19,254,911)	(14,336,212)
Total Shareholders’ Equity (Deficit)	1,412,486	(2,111,044)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,828,823	$2,117,821

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Revenue, net	$7,210,241	$7,579,863

Cost of revenue	5,299,977	5,275,968

Gross profit	1,910,264	2,303,895

Operating expenses:
Advertising and marketing expenses	625,773	289,992
Product development costs	319,680	349,062
Selling, general and administrative expenses	5,206,471	2,197,758
Total operating expenses	6,151,924	2,836,812

Operating loss	(4,241,660)	(532,917)

Other income (expense):
Interest and other income, net	4,097	40,157
Interest expense	(41,485)	(373,688)
Amortization of debt discount on convertible promissory notes	(63,157)	(1,529,219)
Loss on extinguishment of debt	(643,428)	(338,241)
Gain (loss) on change in fair value of derivative liabilities	66,934	(538,705)
Total other income (expense)	(677,039)	(2,739,696)

Loss from operations before provision for income taxes	(4,918,699)	(3,272,613)

Income taxes	-	-

Net loss	$(4,918,699)	$(3,272,613)

Loss per common share – basic and dilutive	$(0.03)	$(0.02)

Weighted average number of common shares outstanding, basic and dilutive	182,857,538	140,604,764

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance January 1, 2016	77,220,000	$772	125,839,862	$1,259	$8,214,271	$(11,063,599)	$(2,847,297)
Common shares issued for conversion of debt and interest, net of unamortized debt discount	-	-	33,365,609	334	3,234,992	-	3,235,326
Reclassification of derivative liability to equity for debt conversion	-	-	-	-	673,050	-	673,050
Common shares issued for compensation	-	-	46,045	-	4,028	-	4,028
Common shares issued for exercise of stock options	-	-	1,493,400	14	342	-	356
Value attributed to modification of warrants	-	-	-	-	96,106	-	96,106
Net loss	-	-	-	-	-	(3,272,613)	(3,272,613)

Balance December 31, 2016	77,220,000	772	160,744,916	1,607	12,222,789	(14,336,212)	(2,111,044)
Common shares issued for conversion of debt and interest, net of unamortized debt discount	-	-	10,601,554	106	1,751,049	-	1,751,155
Value attributed to modification of warrants	-	-	-	-	59,000	-	59,000
Common shares issued with convertible notes payable	-	-	250,000	2	39,127	-	39,129
Common shares issued for cash	-	-	31,515,250	315	4,452,765	-	4,453,080
Fair value of warrants issued and options granted to directors for compensation	-	-	-	-	386,466	-	386,466
Common shares issued as compensation for services	-	-	3,160,494	32	434,293	-	434,325
Common shares issued in settlement of restricted stock units awarded as compensation for consulting services	-	-	200,000	2	20,497	-	20,499
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	744,556	-	744,556
Fair value of vested stock options granted to employees	-	-	-	-	189,536	-	189,536
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	364,483	-	364,483
Other common shares	-	-	(223,692)	(2)	2	-	-
Net loss	-	-	-	-	-	(4,918,699)	(4,918,699)
Balance December 31, 2017	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,254,911)	$1,412,486

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(4,918,699)	$(3,272,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and intangible asset amortization expense	44,865	53,084
Amortization of debt discounts	37,637	1,529,219
Amortization of original issue discount on notes payable	25,520	-
(Gain) loss on change in derivative liabilities	(66,934)	538,705
Compensation paid in equity	2,139,865	4,386
Provision for doubtful accounts	14,267	50,127
Provision for excess and obsolete inventory	276,015	-
Loss on extinguishment of debt	643,428	338,241
Loss on disposal of other assets	26,682	4,280

Changes in operating assets and liabilities:
Accounts and other receivable	(390,240)	179,793
Inventory	(50,732)	513,897
Prepaid expenses	(208,482)	131,099
Accounts payable and accrued liabilities	289,905	(775,309)
Deferred revenue	(86,697)	434,899
Accrued interest	(9,772)	373,688
Deferred rent	17,396	-
Lease deposit	(51,000)	-
Net cash (used in) provided by operating activities	(2,266,976)	103,496

Cash Flows From Investing Activities
Capitalization of intangible assets	(18,624)	(25,292)
Purchases of property and equipment	(183,783)	(18,189)
Proceeds from the sale of property equipment	-	35,100
Cash disbursed for equipment held for lease	(159,806)	-
Cash disbursed for note receivable	-	(80,000)
Payments received on note receivable	157,218	130,000
Net cash (used in) provided by investing activities	(204,995)	41,619

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	4,453,080	-
Payments on convertible notes payable	(270,000)	-
Proceeds from issuance of notes payable	500,000	-
Payments on loans	-	(34,115)
Payments on loans from shareholders	(62,456)	(122,011)
Net cash provided by (used in) financing activities	4,620,624	(156,126)

Net increase (decrease) in cash	2,148,653	(11,011)
Cash, beginning of period	319,546	330,557
Cash, end of period	$2,468,199	$319,546

Supplemental cash flow information:
Interest paid	$44,150	$-

Non-cash investing and financial activities:
Conversions of promissory notes and accrued interest to common stock	$1,751,155	$3,235,326
Derivative liability on convertible notes and warrants	$-	$673,050
Settlement liability reclassified from deferred revenue	$322,776	$-
Warrant modification included in loss on extinguishment of debt	$59,000	$-
Common shares issued with notes payable	$39,129	$-
Discount on notes payable	$37,500	$-
Unpaid purchases of equipment and other assets	$18,729	$-

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company develops innovative technologies and products that monitor, control and or address the energy and resource intensive nature of indoor cannabis cultivation. Currently, the Company’s revenue stream is derived primarily from supplying industrial technology and products to commercial indoor cannabis cultivation facilities. Headquartered in Boulder, Colorado, the Company’s engineering and technical team provides solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, light, and process controls, energy and water efficiency, and satisfaction of the evolving code and regulatory requirements being imposed at the state and local levels. The Company’s objective is to leverage its unique experience in this space in order to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e,. indoor and greenhouses) cultivation facilities. The Company is not involved in the production or sale of cannabis.

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated sufficient revenue and has funded its operating losses through the sale of common stock and the issuance of debt. The Company is subject to risks, expenses and uncertainties similar to those encountered by similarly situated companies. See Note 3.

Basis of Consolidation and Reclassifications

The consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

The Company has reclassified certain salaries related to marketing personnel from selling, general and administrative expense to advertising and marketing expenses in 2016 to conform to the Company’s presentation of such marketing personnel salaries in 2017. These reclassifications have been applied consistently to the periods presented and had no impact on net loss, total assets and liabilities, or equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, and legal contingencies.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount.

Surna Inc.

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount, or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $105,267 and $91,000, respectively.

Inventory

Inventory is stated at the lower of cost or market. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2017 and 2016, the allowance for excess and obsolete inventory was $323,384 and $47,369, respectively.

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

Long-lived tangible assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any such impairment losses to date.

Goodwill and Intangible Assets

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company completed this assessment as of December 31, 2017, and concluded that no impairment existed.

Separable identifiable intangibles consist of intellectual property such as patents and trademarks, and capitalized website costs. Except for trademarks which are not amortized, the Company’s separable identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Separable identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable.

Fair Value Measurement

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Surna Inc.

Notes to Consolidated Financial Statements

Level 1 - inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 - inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 - inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

On a Recurring Basis

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

As of December 31, 2017 and 2016, the Company had outstanding warrants to purchase common stock that were issued in connection with Series 3 convertible notes (“Series 3 Warrants”) that provided for a reduction in the exercise price of the warrants in the event the Company issued common stock in a registered offering at a price below the exercise price. See Note 11. In such event, the exercise price under the warrants would be reduced to the price of the common stock in the dilutive issuance.

The Company determined that these outstanding warrants subject to the exercise price reduction qualified as a derivative financial instrument. See Note 11 for a discussion of the impact the derivative financial instruments had on the Company’s consolidated financial statements and results of operations.

Financial liabilities carried at fair value, measured on a recurring basis were as follows:

	As of December 31, 2017					As of December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Gain	Level 1	Level 2	Level 3	Fair Value	(Loss)(1)
Financial liabilities:
Derivative liabilities - conversion feature	$-	$-	$-	$-	$-	$-	$-	$-	$-	$(200,083)
Derivative liabilities - warrants	-	-	410,880	410,880	66,934	-	-	477,814	477,814	(338,622)
Total financial liabilities	$-	$-	$410,880	$410,880	$66,934	$-	$-	$477,814	$477,814	$(538,705)

(1) The loss on change in derivative liabilities of $538,705 presented in the statement of operations for the year ended December 31, 2016 also includes gains on derivatives associated with convertible promissory note balances outstanding at various dates during the year ended December 31, 2016, which were converted to common stock prior to December 31, 2016.

The change in the balance of the warrant derivative liabilities during the years ended December 31, 2017 and 2016 was calculated using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”), which is classified as gain (loss) on change in warrant derivative liabilities in the consolidated statements of operations. The Black-Scholes Model does take into consideration the Company’s stock price, historical volatility, and the risk-free interest rate, which do have observable Level 1 or Level 2 inputs.

During the year ended December 31, 2016, the Company converted all of the Series 3 and 4 convertible promissory notes issued in 2015 into common stock, which gave rise to the fair value liabilities for the embedded conversion features. See Note 11. At conversion, the balance of the derivative liability of $673,050 was credited to additional paid in capital in the consolidated balance sheet.

On a Non-Recurring Basis

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived goodwill, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. As of December 31, 2017, the Company concluded that no indicators of impairment relating to intangible assets or goodwill existed and an interim test was not performed.

Surna Inc.

Notes to Consolidated Financial Statements

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The Company determined that the Series 3 Warrants qualified as derivative financial instruments. Accordingly, the Series 3 Warrants are derivative liabilities and are marked to market at the end of each reporting period. Any change in fair value during the period is recorded in as gain (loss) on change in derivative liabilities in the Company’s consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue from the sale of its manufactured products as well as from products manufactured by third-party suppliers, which are typically drop-shipped to the Company’s customer. The principal markets for the Company’s products are the U.S. and Canada. Revenue is recognized when products are shipped and title passes to the customer, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Sales of the Company’s products are not subject to regulatory requirements that vary from state to state. The Company generally does not provide its customers with a contractual right of return. In certain cases, the Company provides engineering services in connection with the sale of its products and recognizes revenue from such engineering services as the performance of such services occur. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

The Company provides climate control equipment and engineering design services for the controlled environment agriculture industry with contract terms typically less than one year. Advance payments received from customers are included in deferred revenue, a component of current liabilities, until such time that all criteria are met, as noted above, and revenue is recognized.

Sales arrangements sometimes involve delivering multiple elements, including engineering services and multiple items of equipment. In these instances, revenue is assigned to each element based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements only if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in the Company’s control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. The majority of these deliverables are tangible products, such as equipment, with a relatively smaller portion attributable to engineering services. The Company does not provide any separate maintenance. Generally, contract duration is less than one-year and cancellation, termination or refund provisions apply only in the event of contract breach.

The Company typically charges its customers for shipping and handling, which is included in revenue. Shipping and handling costs are reported within cost of revenue in the consolidated statements of operations.

Surna Inc.

Notes to Consolidated Financial Statements

The following table sets forth the Company’s revenue by source:

	2017	2016
Equipment	$6,255,150	$6,787,348
Engineering services	588,849	537,020
Shipping and handling	238,908	207,650
Other revenue	127,334	47,845
Total revenue	$7,210,241	$7,579,863

The Company accounts for sales taxes and other related taxes on a net basis, excluding such taxes from revenue.

Product Warranty

The Company warrants the products that it manufactures for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. The Company’s warranty provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company’s third-party suppliers also warrant their products under similar terms, which are passed-through to the Company’s customers.

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2017 and 2016, the Company had an accrued warranty reserve amount of $105,122 and $85,000, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Concentrations

Two customers accounted for 12% and 11% of the Company’s revenue for the year ended December 31, 2017. Two customers accounted for 14% and 10% of the Company’s revenue for the year ended December 31, 2016.

The Company’s accounts receivable from three customers made up 52%, 17% and 17%, respectively, of the total balance as of December 31, 2017. The Company’s accounts receivable from two customers made up 39% and 29% of the total balance as of December 31, 2016.

Two suppliers accounted for 35% and 10% of the Company’s purchases of inventory for the year ended December 31, 2017 and 41% and 10% of the Company’s purchases of inventory for the year ended December 31, 2016.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2017 and 2016, the Company incurred $319,680 and $349,062, respectively, on product development.

Accounting for Share-Based Compensation

The Company recognizes the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that the Company grants under its equity incentive plan in its consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, the Company reassesses the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected.

Surna Inc.

Notes to Consolidated Financial Statements

The grant date fair value of stock options is based on the Black-Scholes Model. The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

The grant date fair value of restricted stock and restricted stock units is based on the closing price of the underlying stock on the date of the grant.

Share-based compensation expense is reduced for forfeitures as the forfeitures occur since the Company does not have historical data or other factors to appropriately estimate the expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

Share-based awards granted to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying share-based awards vest.

Share-based payments to employees, directors and non-employees totaled $2,139,865 and $4,386 for the years ended December 31, 2017 and 2016, respectively.

Share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash. The following is a summary of share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016:

	2017	2016
Share-based compensation expense included in:
Cost of revenue	$75,255	$-
Advertising and marketing expenses	16,377	-
Product development costs	5,956	-
Selling, general and administrative expenses	2,042,277	4,386
Total share-based compensation expense included in consolidated statement of operations	$2,139,865	$4,386

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process in which: (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority.

Surna Inc.

Notes to Consolidated Financial Statements

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

Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, customer disputes, government investigations and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated.

Other Risks and Uncertainties

To achieve profitable operations, the Company must successfully develop, manufacture and market its products. There can be no assurance that any such products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed. These factors could have a material adverse effect upon the Company’s financial results, financial position, and future cash flows.

The Company is subject to risks common to similarly-situated companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing. As a supplier of services and equipment to cannabis cultivators, the Company is also subject to risks related to the cannabis industry. Although certain states have legalized medical and/or recreational cannabis, U.S. federal laws continue to prohibit cannabis in all its forms as well as its derivatives. Any changes in the enforcement of U.S. federal laws may adversely affect the implementation of state and local cannabis laws and regulations that permit medical or recreational cannabis and, correspondingly, may adversely impact the Company’s customers. The Company’s success is also dependent upon its ability to raise additional capital and to successfully develop and market its products. See Note 3.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s senior management team in deciding how to allocate resources and in assessing performance. The Company has one operating segment that is dedicated to the manufacture and sale of its products.

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Financial Accounting Standards Board (“FASB”) adopted Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As required by the standard, excess tax benefits and deficiencies recognized on share-based compensation expense are recorded in the consolidated statement of comprehensive income as a component of income tax expense. Previously, these amounts were recorded as a component of additional paid-in capital on the consolidated balance sheet. The Company elected to apply the change in presentation to the consolidated statement of cash flows prospectively to classify excess tax benefits as an operating activity rather than a financing activity. Upon adoption, the Company determined that it did not have previously unrecognized excess tax benefits to be recognized on a modified retrospective transition method as an adjustment to retained earnings. The Company will continue to classify cash paid related to shares withheld to satisfy tax-withholding requirements as a financing activity, as required by the standard. The Company made a policy election to account for forfeitures as they occur, rather than estimating the expected forfeitures over the course of the vesting period. ASU 2016-09 also requires that excess tax benefits and deficiencies be prospectively excluded from assumed future proceeds in the calculation of diluted weighted average shares when calculating diluted earnings per share utilizing the treasury stock method. The Company applied this change prospectively, and it did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2017, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (Topic 350), which simplifies the goodwill impairment test by eliminating step 2, which is the step requiring companies to perform a hypothetical purchase price allocation to measure goodwill. Instead, under the new standard, impairment will be measured using the difference between the fair value of a reporting unit with its carrying amount. Any impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, taking into consideration income tax effects from any deductible goodwill on the carrying amount of the reporting unit. This standard was applied prospectively. The adoption did not have a material effect on the Company’s consolidated financial statements or related disclosures.

Surna Inc.

Notes to Consolidated Financial Statements

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory, which simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost and net realizable value test. The guidance applies only to inventories for which cost is determined by methods other than last-in first-out (LIFO) and the retail inventory method. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company adopted the ASU in the first quarter of fiscal 2017. The adoption of the ASU in the first quarter of fiscal 2017 did not impact the Company’s financial position or results of operations.

Recently Issued Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The new standard applies to issuers of financial instruments with down-round features. A down-round provision is a term in an equity-linked financial instrument (i.e. a freestanding warrant contract or an equity conversion feature embedded within a host debt or equity contract) that triggers a downward adjustment to the instrument’s strike price (or conversion price) if equity shares are issued at a lower price (or equity-linked financial instruments are issued at a lower strike price) than the instrument’s then-current strike price. The purpose of the feature is typically to protect the instrument’s counterparty from future issuances of equity shares at a more favorable price. The ASU amends (1) the classification of such instruments as liabilities or equity by revising the certain guidance relative to evaluating if they must be accounted for as derivative instruments and (2) the guidance on recognition and measurement of freestanding equity-classified instruments. This ASU is effective January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated results of operations and financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting, to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The amendments are effective for all entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and will be applied prospectively. Early adoption is permitted. The Company does not believe the adoption of this new accounting guidance will have a material impact on its consolidated results of operations, cash flows and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments within ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

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

In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. The new revenue recognition standard supersedes all existing revenue recognition guidance. Under ASU 2014-09, an entity must recognize revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services. In order to meet this requirement, the entity must apply the following steps: (i) identify the contracts with the customers; (ii) identify performance obligations in the contracts; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations per the contracts; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, disclosures required for revenue recognition will include qualitative and quantitative information about contracts with customers, significant judgments and changes in judgments, and assets recognized from costs to obtain or fulfill a contract. This guidance is effective for the Company beginning in the first quarter of 2018.

Surna Inc.

Notes to Consolidated Financial Statements

The new guidance allows for two transition methods in application: (i) retrospective to each prior reporting period presented, or (ii) prospective with the cumulative effect of adoption recognized on January 1, 2018, also known as the modified retrospective approach. The Company intends to adopt the standard using the modified retrospective approach, which will result in an adjustment to accumulated deficit for the cumulative effect of applying this guidance to contracts in process as of the adoption date. Under this approach, prior financial statements presented will not be restated. This guidance requires additional disclosures of the amount by which each financial statement line item affected in the current reporting period during 2018 as compared to the guidance that was in effect before the change, and an explanation of the reasons for the significant changes.

The Company is finalizing implementation activities in accordance with the planned effective date. These activities are focused on the review of significant customer contracts and the design and implementation of relevant internal controls. The Company believes that the new standard will not materially change the timing of revenue recognition. The Company also believes that this new guidance will not have a material impact on its consolidated results of operations, cash flows and financial position.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $4,919,000 for the year ended December 31, 2017, and had an accumulated deficit of approximately $19,255,000 as of December 31, 2017. Since inception, the Company has financed its activities principally through debt and equity financing. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with development of its operating activities.

The Company is subject to a number of risks similar to those of other similar stage companies, including dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure. To support the Company’s financial performance, management undertook several initiatives during 2017, including:

●	In the first quarter of 2017, the Company converted promissory notes with an original principal amount of $510,000, together with accrued interest of $134,553, in exchange for 5,001,554 shares of the Company’s common stock;

●	In the second quarter of 2017, the Company amended certain promissory notes, each in the original principal amount of $268,750, to provide for the conversion of such notes into 2,800,000 shares, or 5,600,000 shares in the aggregate;

●	In the first quarter of 2017, the Company also issued 16,781,250 investment units to accredited investors for gross proceeds of $2,685,000, with each unit consisting one share of common stock and a warrant to purchase one share of common stock (the “Q1 2017 Unit Offering”); and

●	In the fourth quarter of 2017, the Company issued 14,734,000 investment units to accredited investors for gross proceeds of $1,768,000, with each unit consisting one share of common stock and a warrant to purchase one share of common stock (the “Q4 2017 Unit Offering”).

The warrants issued under the Q1 2017 Unit Offering and the Q4 2017 Unit Offering have an exercise price of $0.26 and $0.20 per share, respectively, and are callable at the Company’s option under conditions. Depending on the market price of the Company’s common stock, these warrants may provide an additional source of capital if they are exercised by the holder. As of January 29, 2018, the call conditions with respect to the warrants issued under the Q4 2017 Unit Offering were satisfied, however, the Company has not yet elected to call such warrants.

Surna Inc.

Notes to Consolidated Financial Statements

The Company also adopted the 2017 Equity Incentive Plan (the “2017 Equity Plan”) which allows the Company to grant equity-based awards to attract, motivate, retain, and reward employees, directors and consultants, while permitting the Company preserve its cash resources.

There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2018 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next 12 months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows for operations, then the Company will need to raise additional funding to continue as a going concern.

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 4 – Inventory

Inventory consisted of the following:

	As of December 31,
	2017	2016
Finished goods	$569,047	$591,564
Work in progress	14,348	16,518
Raw materials	262,611	187,192
Allowance for excess & obsolete inventory	(323,384)	(47,369)
Inventory, net	$522,622	$747,905

Overhead expenses of $28,554 and $26,764 were included in the inventory balance as of December 31, 2017 and 2016, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2017	2016
Furniture and equipment	$326,894	$171,709
Equipment held for lease to related party	159,806	-
Molds	-	31,063
Vehicles	15,000	15,000
Leasehold Improvements	33,257	38,101
	534,957	255,873
Accumulated depreciation	(133,601)	(162,308)
Property and equipment, net	$401,356	$93,565

Surna Inc.

Notes to Consolidated Financial Statements

Depreciation expense amounted to $39,978 for the year ended December 31, 2017, of which $8,302 was allocated to cost of revenue. Depreciation expense amounted to $47,773 for the year ended December 31, 2016, of which $8,349 was allocated to cost of revenue and inventory.

As of December 31, 2017, the Company has recorded $159,806 for the cost of the equipment located at the Sterling facility as leased equipment under fixed assets. See Note 8.

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2017	2016
Patents	$29,952	$24,192
Website development costs	22,713	22,713
Trademarks	1,830	1,099
	54,495	48,004
Accumulated amortization	(16,510)	(11,623)
Intangible assets, net	$37,985	$36,381

Patents when issued are amortized over 14 years, and web site development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. Amortization expense for intangibles amounted to $4,887 and $5,311 for the years ended December 31, 2017 and 2016, respectively.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2017	2016
Accounts payable	$1,159,975	$1,020,224
Sales commissions payable	21,931	40,736
Sales tax payable	8,750	23,631
Accrued payroll liabilities	58,557	43,573
Product warranty accrual	105,122	85,000
Commercial dispute settlement	332,418	-
Other accrued expenses	282,510	124,689
Total	$1,969,263	$1,337,853

As of December 31, 2017, the Company reclassified $322,776 from previously recorded deferred revenue and recorded a loss of $9,642 in connection with the settlement of a commercial dispute. See Note 18.

Note 8 – Related Party Agreements and Transactions

Amounts Due to Shareholders

In July of 2014, the Company issued a $250,000 unsecured promissory note (“Hydro Note”) to Stephen and Brandy Keen as part of the purchase price of Hydro. Stephen Keen is a principal shareholder of the Company and was a former executive officer and director, and is now a consultant to the Company (see below). Brandy Keen, the wife of Stephen Keen, is also a principal shareholder of the Company and has been, and currently serves as, an executive officer and director of the Company. On April 15, 2016, the Keens and the Company entered into an amendment to the original Hydro Note under which the Company made a payment of $100,000 in April 2016, which resulted in the reduction of the outstanding balance from $194,514 to $94,514. Additionally, pursuant to the amendment, the Company was not obligated to make further payments until July 2016, at which time, the Company would resume monthly payments equal to $5,000 per month until the Hydro Note was paid in full. As part of the amendment, the parties also agreed that the Hydro Note no longer had to be paid in full by July 18, 2016 and that no default had occurred. The interest rate is 6% per annum. As of December 31, 2017, the Hydro Note had a balance of $6,927, which is reflected on the balance sheet as a current liability. As of December 31, 2016, the Hydro Note had a balance of $69,383, of which $57,398 and $11,985 were reflected on the Company’s consolidated balance sheet as a current and long-term liability, respectively. Subsequent to December 31, 2017, the balance of the Hydro Note was paid in full.

Surna Inc.

Notes to Consolidated Financial Statements

As of December 31, 2015, there was a deferred compensation balance of $25,600 due to Stephen and Brandy Keen, which was paid in full during 2016.

Stephen Keen Consulting Agreement

On May 10, 2017, the Board approved a three-year consulting agreement between the Company and Stephen Keen, a principal shareholder of the Company and a former executive officer and director. Under the consulting agreement, Stephen Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also includes certain activity restrictions which prohibit Stephen Keen from competing with the Company. In connection with the execution of this consulting agreement, Stephen Keen’s employment with the Company ceased as of April 28, 2017 and he resigned as a director of the Company on May 10, 2017. Pursuant to the terms of this consulting agreement, the Company recorded consulting fees of $20,000 payable to Stephen Keen during 2017.

Sterling Pharms Equipment Agreement

On May 10, 2017, the Board approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Stephen Keen, which operates a Colorado-regulated cannabis cultivation facility currently under construction. Under this agreement, the Company agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500. Also, under this agreement, Sterling agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

As of December 31, 2017, Sterling Pharms had accepted substantially all the equipment under this agreement, but is in the process of completing the installation of the equipment. Pursuant to the terms of this agreement, the respective payments will begin upon the delivery and installation of the equipment. As of December 31, 2017, the Company has recorded $159,806 for the cost of the equipment located at the Sterling facility as equipment held for lease to related party in fixed assets. Upon commencement of the respective payments under this agreement, the Company intends to record the $16,500 quarterly fee for use of the equipment as other income and to depreciate the cost of the leased equipment over the term of this agreement. The Company’s quarterly fee payable to Sterling will be charged equally between marketing and product development expense.

During the fourth quarter of 2017, the Company and Sterling agreed to revise the equipment schedule to the original agreement to include additional equipment purchased by the Company at a cost of $23,580.

Subsequent to December 31, 2017, at the request of Sterling, the Company purchased additional equipment at a cost of $7,687 to be included in the equipment schedule to the original agreement. On March 22, 2018, the Company and Sterling entered into an amendment of the original agreement to include the additional leased equipment as discussed above and to increase the quarterly fee payable to the Company to $18,330. The amendment of the original agreement also provided that, upon expiration of the initial three-year term, either: (i) the leased equipment would be returned to the Company and the agreement would terminate, (ii) Sterling could purchase the leased equipment at the agreed upon residual value of $81,827, or (iii) Sterling and the Company could agree to an extension of the original agreement at mutually agreed to quarterly payments to and from the parties. See Note 18.

Surna Inc.

Notes to Consolidated Financial Statements

Separately, Sterling purchased equipment from the Company unrelated to this agreement for $78,310, which represented the Company’s cost.

Note 9 – Promissory Notes

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

On August 8, 2017, the Company executed an amendment (the “Amendment”) with the holders of the promissory notes, each in the original principal amount of $268,750. The Amendment provided for each of the holder’s notes to convert its principal into 2,800,000 shares, or 5,600,000 shares in the aggregate, of the Company’s common stock, at a price per share of approximately $0.096. The Company’s closing share price on August 7, 2017 was $0.135. In connection with this Amendment, the holders also agreed to surrender to the Company the portion of the promissory notes representing the accrued interest as the consideration for this Amendment, which approximated $15,900 in total. The transactions contemplated by the Amendment closed on August 22, 2017.

The Company has accounted for the Amendment as debt extinguishment whereby the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during the third quarter of 2017. The following details the calculation of the loss on extinguishment of the notes payable:

Carrying amount of debt
Principal converted	$537,500
Accrued interest converted	15,904
Unamortized debt discount	(25,832)
Total carrying amount of debt	527,572
Reacquisition price of debt
Fair value of shares of common stock issued	756,000
Loss on extinguishment of debt	$(228,428)

During the year ended December 31, 2017, the amortization expense related to the debt discount was $49,997.

Surna Inc.

Notes to Consolidated Financial Statements

Note 10 – Convertible Notes

The following table summarizes the convertible promissory notes for the years ended December 31, 2017 and 2016:

	Series 2	Series 3	Series 4	Total
Balance January 1, 2016	$2,536,250	$711,000	$103,273	$3,350,523
Additions	-	-	-	-
Conversions	(1,756,250)	(711,000)	(103,273)	(2,570,523)
Balance December 31, 2016	$780,000	$-	$-	780,000
Discounts and deferred finance charges				(18,560)
Convertible notes payable, net				761,440
Less current portion - December 31, 2016				761,440
Long-term portion - December 31, 2016				$-

Balance January 1, 2017	$780,000	$-	$-	$780,000
Conversions	(510,000)	-	-	(510,000)
Repayments	(270,000)	-	-	(270,000)
Balance December 31, 2017	$-	$-	$-	$-

Series 2 Convertible Notes

In October 2014, the Company offered up to 60 investment units at a price per unit of $50,000. Each unit consisted of (i) 250,000 shares of the Company’s common stock, (ii) a $50,000 10% convertible promissory note (“Series 2 Convertible Note”), and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock (Series 2 Warrants”). The Series 2 Convertible Notes: (i) were unsecured, (ii) accrued interest at the rate of 10% per annum, and (iii) if not converted, were due and payable two years from the date of issuance. The Series 2 Convertible Notes were convertible after 360 days from the issuance date, at the investor’s option, into a number of shares of the Company’s common stock that was determined by dividing the amount to be converted by the $0.60 conversion price. Additionally, the entire principal amount under the Series 2 Convertible Notes would be automatically converted into common stock at a conversion price equal to the greater of $0.50 per share or 75% of the public offering price per share, without any action by the investor, on the earlier of: (x) the date on which the Company closed on a financing transaction involving the sale of the Company’s common stock at a price of no less than $2.00 per share with gross proceeds to the Company of no less than $5,000,000, or (y) the date which is three days after the common stock traded at a volume-weighted-average-price (“VWAP”) of at least $2.00 per share for a period of 10 consecutive trading days. The Company raised $2,536,250 from the sale of these investment units.

The gross proceeds from the sale of the Series 2 Convertible Notes were recorded net of a discount related to the conversion feature of the embedded conversion option and the fair value of the Series 2 Warrants, each of which were calculated pursuant to the Black-Scholes Model. The fair value of conversion feature and the Series 2 Warrants were recorded as a reduction to the Series 2 Convertible Notes payable and were charged to operations as interest expense in accordance with the effective interest method within the term of the Series 2 Convertible Notes. Transaction costs were apportioned to Series 2 Convertible Notes payable, common stock, Series 2 Warrants and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock were immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations.

During the year ended December 31, 2016 and the first quarter of 2017, the Company entered into note conversion and warrant amendment agreements (each, an “Agreement” and together, the “Agreements”) to: (i) amend the Series 2 Convertible Notes to reduce the conversion price and simultaneously cause the conversion of the outstanding amount under such Series 2 Convertible Notes into shares of the Company’s common stock, and (ii) reduce the exercise price of the Series 2 Warrants. Each Agreement has been privately negotiated so the terms vary.

Pursuant to the Agreements, the Series 2 Convertible Notes were amended to reflect a reduced conversion price per share between $0.09 and $0.22. Additionally, pursuant to the Agreements, the Series 2 Warrants were amended to reflect a reduced exercise price per share between $0.30 and $0.35, except for one Series 2 Warrant to reflect a reduced exercise price of $0.15 per share. The term of one Series 2 Warrant was also extended.

Surna Inc.

Notes to Consolidated Financial Statements

Pursuant to the Agreements, during the year ended December 31, 2016, the Company converted Series 2 Convertible Notes with an aggregate outstanding principal amount of $1,756,250, together with accrued interest of $399,063, in exchange for the issuance of 15,253,089 shares of the Company’s common stock. The exercise price of the Series 2 Warrants related to these converted notes was also reduced.

Pursuant to the Agreements, in the first quarter of 2017, the Company converted Series 2 Convertible Notes with an aggregate outstanding principal amount of $510,000, together with accrued interest of $134,553, in exchange for the issuance of 5,001,554 shares of the Company’s common stock. The exercise price of the Series 2 Warrants related to these converted notes was also reduced.

In the first quarter of 2017, the Company also made payments of $314,150 to settle Series 2 Convertible Notes in the principal amount of $270,000, together with accrued interest of $44,150. As of December 31, 2017, the Company had no Series 2 Convertible Notes outstanding.

The Company has accounted for the Agreements as debt extinguishment whereby the difference between the reacquisition price of the debt and the net carrying amount of the extinguished debt was recognized as a loss during for the years ended December 31, 2017 and 2016. The following details the calculation of the loss on extinguishment of the Series 2 Convertible Notes:

	For the Year ended December 31,
	2017	2016
Carrying amount of debt
Principal converted	$510,000	$1,756,250
Accrued interest converted	134,553	399,063
Unamortized debt discount	(5,398)	(51,208)
Total carrying amount of debt	639,155	2,104,105
Reacquisition price of debt
Fair value of shares of common stock issued	995,155	2,346,240
Warrant modification value	59,000	96,106
Total reacquisition price of debt	1,054,155	2,442,346
Loss on extinguishment of debt	$(415,000)	$(338,241)

During the year ended December 31, 2017, the amortization expense related to the debt discount was $13,160.

As of December 31, 2017, Series 2 Warrants to purchase 2,536,250 shares of common stock are outstanding. The exercise price varies from a low of $0.15 to a high of $3.00 per share, with a weighted average exercise price of $0.45 per share.

Series 3 Convertible Notes

During the third quarter of 2015, the Company entered into Securities Purchase Agreements with three accredited investors (each a “Purchaser” and together the “Purchasers”), pursuant to which the Company sold and the Purchasers purchased convertible notes (“Series 3 Convertible Notes”) with a one-year term in the aggregate original principal amount of $711,000, with an aggregate original issue discount of $61,000, together with warrants to purchase up to an aggregate of 2,625,000 shares of the Company’s common stock (“Series 3 Warrants”), for aggregate cash proceeds of $656,250. The Series 3 Convertible Notes accrued interest a rate of 10% per annum, expect for Series 3 Convertible Notes in the principal amount of $106,000 which had an interest rate of 11% per annum.

The conversion price of the Series 3 Convertible Notes was equal to 80% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the 15 trading days prior to conversion. The Company determined that the Series 3 Convertible Notes had an embedded conversion option that qualified for derivative accounting and bifurcation under ASC 815-40 and, as a result, the Company recognized the fair value of the embedded conversion feature as a derivative liability upon issuance of the Series 3 Convertible Notes.

The Series 3 Warrants have a five-year term and an exercise price of $0.25 per share, subject to adjustment. The Series 3 Warrants may be exercised on a cashless basis. The Series 3 Warrants also provide for a reduction in the exercise price in the event the Company issued common stock in a registered offering at a price below the exercise price. In such case, the exercise price under the warrants would be reduced to the price of the common stock in the registered offering. The Company determined that this exercise price reduction qualified as a derivative financial instrument.

Surna Inc.

Notes to Consolidated Financial Statements

The gross proceeds from the sale of the Series 3 Convertible Notes were recorded net of a discount related to the conversion feature of the embedded conversion option and the fair value of the Series 3 Warrants, each of which were calculated pursuant to the Black-Scholes Model. The fair value of conversion feature and the Series 3 Warrants were recorded as a reduction to the Series 3 Convertible Notes payable and were charged to operations as interest expense in accordance with the effective interest method within the term of the Series 3 Convertible Notes. Transaction costs were apportioned to Series 3 Convertible Notes payable, Series 3 Warrants and derivative liabilities. The portion of transaction costs attributed to the conversion feature, warrants and common stock were immediately expensed, because the derivative liabilities are accounted for at fair value through the statement of operations.

Upon issuance of the Series 3 Convertible Notes, the Company determined a fair value of $1,023,881 for the derivative liabilities, with the fair value of the warrants determined to be $246,020 and the fair value of the conversion feature determined to be $777,861. The aggregate debt discount was amortized over the term of the Series 3 Convertible Notes.

During the year ended December 31, 2016, the Company issued 15,598,870 shares of its common stock in connection with the conversion the Series 3 Convertible Notes in the principal amount of $711,000 and accrued interest of $72,128.

As of December 31, 2017, Series 3 Warrants to purchase 2,625,000 shares of common stock are outstanding.

Series 4 Convertible Note

On December 18, 2015, the Company and the noteholder agreed to amend a certain secured promissory note issued in July 2015 which, at the time of the amendment, had an outstanding principal balance of $100,273 together with accrued interest of $3,046. Pursuant to the amendment, the maturity date was extended to from December 22, 2015 to April 30, 2016 and a conversion was added allowing for conversion into shares of the Company’s common stock, at any time following the amendment, at a conversion price equal to 70% of the lowest trading price of the Company’s common stock as reported on the OTCQB for the 20 trading days prior to conversion (“Series 4 Convertible Note”).

The Series 4 Convertible Note had an embedded conversion option that qualified for derivative accounting and bifurcation under GAAP. The Company recognized the fair value of the embedded conversion feature as a derivative liability at the time of amendment. Since the present value of the cash flows under the new debt instrument was at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment as a debt extinguishment.

During the year ended December 31, 2016, the Company issued 2,289,958 shares of its common stock in connection with the conversion the Series 4 Convertible Notes in the principal amount of $103,319 and accrued interest of $2,637.

Note 11 – Derivative Liabilities

The Company determined that the Series 3 Warrants qualified as derivative financial instruments. Accordingly, the Series 3 Warrants are derivative liabilities and are marked to market at the end of each reporting period. Any change in fair value during the period is recorded in as gain (loss) on change in derivative liabilities in the Company’s consolidated statements of operations.

The following table sets forth movement in the derivative liability related to the Series 3 Warrants:

Balance December 31, 2015	$139,192
Loss on change in derivative liability, net	338,622
Balance December 31, 2016	477,814
(Gain) on change in derivative liability, net	(66,934)
Balance December 31, 2017	$410,880

Surna Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2016, the Company also had a loss on change in derivative liabilities of $200,083 associated with certain convertible promissory note balances outstanding at various dates during the year ended December 31, 2016, which were converted to common stock prior to December 31, 2016.

Note 12 – Commitments and Contingencies

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

Internal Revenue Service Penalties

The Company has been penalized by the Internal Revenue Service (“IRS”) for failure to file its Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. The penalties and interest approximate $115,000. The Company’s request that the penalties be abated for reasonable cause was denied by the IRS. The Company has appealed the IRS’s denial based on statutory grounds under Revenue Procedure 92-70, which provides a summary filing procedure for filing Form 5471 with respect to dormant foreign corporations. Persons complying with this revenue procedure are deemed to satisfy their Form 5471 filing obligations with respect to dormant foreign corporations and are not subject to penalties related to the failure to timely file a complete Form 5471 and to timely furnish information requested thereon. The IRS has notified the Company that it needs additional time to respond to the Company’s appeal, which response is not expected until April 2018. The Company believes it has complied with the summary filing procedures for filing Form 5471 under Revenue Procedure 92-70 and the likelihood of abatement is high. However, there can be no assurance of any abatement until the IRS acts upon the appeal. See Note 17.

Building Lease

The Company had a lease agreement for its manufacturing and office space consisting of approximately 18,000 square feet during 2016, which expired April 1, 2017. As the parties negotiated a new lease agreement in connection with the sale of the property to a new landlord, the parties extended the then current lease until September 29, 2017. On June 27, 2017, the Company executed a new lease, which commenced September 29, 2017 and continues through August 31, 2022. The Company occupied its same leased space for $12,967 per month until January 1, 2018. On January 2, 2018, the leased space was expanded and the monthly rental rate increased to $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Pursuant to the new lease, the Company made a security deposit of $51,000 on July 31, 2017 and is entitled to a $100,000 tenant allowance for leasehold improvements. The Company has recorded leasehold improvements in progress of $7,285 as of December 31, 2017, none of which had been reimbursed by the landlord under the tenant improvement allowance as of December 31, 2017. During the first quarter of 2016, the Company also rented additional space under a short-term lease. Rent expense under these leases amounted to $218,926 and $210,957 for the years ended December 31, 2017 and 2016, respectively.

The following is a schedule by years of the minimum future lease payments on the new building lease as of December 31, 2017.

Year Ended December 31,
2018	$230,025
2019	236,926
2020	244,034
2021	251,355
2022	170,888
Total future minimum lease payments	$1,133,228

Surna Inc.

Notes to Consolidated Financial Statements

Total rent under the new building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to deferred rent on the Company’s consolidated balance sheets.

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

Note 13 – Preferred and Common Stock

Preferred Stock

As of December 31, 2017 and 2016, there were 77,220,000 shares of Series A preferred stock, par value $0.00001 per share, issued and outstanding. The holders of Series A preferred stock have one vote per share of Series A preferred stock equivalent to one vote of the Company’s common stock. The Series A preferred stock ranks senior to the Company’s common stock. The holders of shares of Series A Preferred Stock are not entitled to receive dividends and have no conversion or preemptive rights. Upon liquidation, dissolution or winding up of the Company’s business, after payment to the holders of any senior securities, the holders of Series A preferred stock are entitled to receive a preferential cash payment per share of Series A preferred stock equal to the stated value of the preferred stock, prior to any payment to the holders of common stock.

Common Stock

During the year ended December 31, 2017, the Company issued restricted shares of its common stock as follows:

●	5,001,554 shares of common stock were issued upon conversion of Series 2 Convertible Notes with a principal amount of $510,000, together with accrued interest (see Note 10);

●	40,000 shares of common stock were issued to an employee as compensation;

●	250,000 shares were issued to two investors in connection with the Company’s issuance of certain promissory notes;

●	16,781,250 shares of common stock were issued to accredited investors in the Q1 2017 Unit Offering (see Note 14);

●	5,600,000 shares of common stock were issued to two investors upon conversion of certain promissory notes (see Note 9);

●	700,000 shares of common stock were issued to an independent director as an equity retention payment; and

●	14,734,000 shares of common stock were issued to accredited investors in the Q4 2017 Unit Offering (see Note 14).

During the year ended December 31, 2017, the Company also issued shares of its common stock under the 2017 Equity Plan as follows:

●	216,009 shares of common stock were issued to independent directors in lieu of cash director fees;

●	600,000 shares of common stock were issued to a director as compensation for services prior to becoming a director;

Surna Inc.

Notes to Consolidated Financial Statements

●	1,200,000 shares were issued to an employee in connection with the execution of an employment agreement with the Company;

●	200,000 shares of common stock were issued to a consultant in settlement of vested restricted stock units; and

●	404,485 shares were issued to a consultant as compensation for services rendered in lieu of cash fees.

During the year ended December 31, 2016, the Company issued restricted shares of its common stock as follows:

●	46,045 shares of common stock were issued to employees as compensation;

●	1,493,400 shares of common stock were issued upon the exercise of stock options;

●	15,253,089 shares of common stock were issued upon conversion of Series 2 Convertible Notes with a principal amount of $1,756,250 (see Note 10); and

●	17,888,828 shares of common stock were issued upon conversion of the Series 3 and 4 Convertible Notes (see Note 10).

Note 14 – Unit Offerings

In March 2017, the Company entered into a securities purchase agreement with certain accredited investors. The Company issued an aggregate of 16,781,250 investment units, for aggregate gross proceeds of $2,685,000, or $0.16 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q1 2017 Warrants”); however, one investor declined receipt of the warrant to purchase 468,750 shares of the Company’s common stock.

Pursuant to the Q1 2017 Warrants, the holder thereof may at any time on or after six months after the issuance date and on or prior to the close of business on the date that is the third anniversary of the issuance date, purchase up to the number of shares of the Company’s common stock as set forth in the respective warrant. The exercise price per share of the common stock under the Q1 2017 Warrants is $0.26, subject to customary adjustments as provided in the warrant. Each Q1 2017 Warrant is callable at the Company’s option commencing six months from the issuance date, provided the closing price of the Company’s common stock is $0.42 or greater for five consecutive trading days. Commencing at any time after the date on which such call condition is satisfied, the Company has the right, upon 30 days’ notice to the holder, to redeem the warrant shares at a price of $0.01 per warrant share. The holder may exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price.

On December 12, 2017, the Company completed a private placement offering of investment units, at a price of $0.12 per unit, with certain accredited investors. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q4 2017 Warrants”). The Company issued a total of 14,734,000 units for aggregate proceeds of $1,768,080.

The Q4 2017 Warrants have an exercise price of $0.20 per share, subject to customary adjustments as provided in the warrant, and have a term of three years. The Q4 2017 Warrants are callable at the Company’s option, provided the closing price of the Company’s common stock is $0.36 or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder may exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. The call condition with respect to the Q4 2017 Warrants was satisfied on January 29, 2018, however, the Company has not elected to call such warrants.

As of December 31, 2017, Q1 2017 Warrants to purchase 16,312,500 shares of common stock and Q4 2017 Warrants to purchase 14,734,000 shares of common stock are outstanding.

Surna Inc.

Notes to Consolidated Financial Statements

Note 15 – Equity Issued as Compensation for Services

Warrants Issued to Former Director

Pursuant to certain letter agreements dated May 26, 2017 and June 16, 2017, and in connection with the resignation of a former director, the Company agreed to issue the former director three individual warrants to purchase: (i) 900,000 shares (“Warrant 1”), (ii) 460,525 shares (“Warrant 2”), and (iii) 460,525 shares (“Warrant 3”) (collectively, the “Warrants”) of the Company’s common stock for a period of five years. Warrant 1 was granted on June 20, 2017, is fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.114 per share with the option for a cashless exercise. Warrants 2 and 3 were granted on June 20, 2017, are fully vested, and can be exercised beginning December 21, 2017 at an exercise price of $0.0005 per share with the option for a cashless exercise. The Company recorded $189,592 of compensation expense for the fair value of the Warrants on the grant date. The fair value of the Warrants at the date of grant was determined using the Black-Scholes Model. The assumptions used in the Black-Scholes Model were the term of the Warrants of 5 years, volatility rate of 119.96%, quarterly dividends 0%, and a risk-free interest rate of 1.77%.

Warrants Issued to Investment Bank

Pursuant to a certain agreement dated June 19, 2017, for services rendered in connection with the conversion of the Original Notes, the Company issued to an investment bank or its designees a warrant (“Banker Warrant”) to purchase, at an exercise price $0.35 per share, 500,000 shares of the Company’s common stock for a period of three years. The Banker Warrants were fully vested on the date of issuance and may be exercised beginning December 20, 2017. The Company recorded $30,687 of expense for the fair value of the Banker Warrant on the date of issuance. The fair value of the Banker Warrants at date of issuance was determined using the Black-Scholes Model. The assumptions used in the Black-Scholes Model were term of the Banker Warrant of 3 years, volatility rate of 120.02%, rate of quarterly dividends 0% and a risk-free interest rate of 1.52%.

Common Shares Issued to Employee

During the first quarter of 2017, the Company issued to an employee 40,000 shares of common stock which were valued at $8,840 on the date of issuance. These shares were fully vested on the date of issuance and immediately expensed.

Common Shares Issued to Director

Pursuant to an agreement dated March 7, 2017, the Company issued to its Chairman of the Board (the “Chairman”) 700,000 shares of common stock as an equity retention award. These shares were valued, using the closing price for the Company’s common stock, as of the date of ratification for total value of $121,450, which was immediately expensed as compensation.

Note 16 – Equity Incentive Plans

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

In March 2017, in a private transaction, certain principal shareholders of the Company, assigned to the Previous CEO, non-qualified stock options to purchase 3,088,800 shares of the Company’s common stock outstanding under the 2014 Stock Plan. The principal shareholders informed the Company that they agreed to assign these options as an incentive (i) for the Previous CEO to complete the negotiations with the Company’s convertible noteholders to convert their notes into shares of the Company’s common stock, and (ii) for the Previous CEO to complete a private placement of the Company’s common stock. The Previous CEO thereupon delivered a purported notice of exercise of the options to the Company just prior to the expiration of the options. The Company erroneously reported in its Form 10-K for the year ended December 31, 2016 that the common stock underlying these options had been issued during the three months ended March 31, 2017. Prior to the Company’s acceptance of the notice of exercise and issuances of these shares in response thereto, in May 2017, the Previous CEO and the principal shareholders entered into a rescission agreement to nullify the March 2017 assignment transaction. Pursuant to their terms, these options have expired.

Surna Inc.

Notes to Consolidated Financial Statements

In March 2017, a former CEO of the Company, holding non-qualified options to 3,088,800 shares of the Company’s common stock outstanding under the 2014 Stock Plan, requested to exercise options with respect to 3,000,000 shares at an exercise price of $0.00024 per share. The Board did not approve the request for the issuance of the common stock underlying these exercised options and, as a result, the Company has treated these options as expired.

As of December 31, 2017, there are no options outstanding under the 2014 Stock Plan.

The following table summarizes certain details regarding the options under the 2014 Stock Plan are set forth in the table below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value of Outstanding Options
Outstanding, December 31, 2016	6,177,600	$0.00024	0.2	$1,155,211
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(6,177,600)	$0.00024	-
Outstanding, December 31, 2017	-
Vested and exercisable, December 31, 2017	-

2017 Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the 2017 Equity Plan in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2017, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at December 31, 2017 was $1,311,109, which will be recognized over approximately 2.25 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options and RSUs which are subject to vesting based on certain revenue thresholds for 2018 and 2019 being satisfied (the “Performance-based Awards”). As of December 31, 2017 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote. The unrecognized compensation expense with respect to these Performance-based Awards at December 31, 2017 was $1,102,780.

Restricted Stock Awards

On August 8, 2017, the Company’s current Chief Executive Officer (the “CEO”) was awarded 600,000 shares of restricted stock under the 2017 Equity Plan in consideration of services rendered to the Company prior to his appointment as a director. These restricted shares were fully vested at the time of the award and the value attributable to these shares, which were issued in August 2017, was $84,000 as calculated using the fair value of the Company’s common stock on August 7, 2017.

On August 8, 2017, the Company awarded 111,113 restricted shares under the 2017 Equity Plan to independent directors in lieu of the payment of cash fees earned during the second quarter of 2017. The quarterly director fees are paid 50% in cash and 50% in shares of the Company’s common stock, with the number of shares determined based on the closing price of the common stock on the date of issuance. These restricted shares were fully vested at the time of the award. The value attributable to these shares, which were issued in August 2017, was $15,000 as calculated using the fair value of the Company’s common stock on August 7, 2017.

Surna Inc.

Notes to Consolidated Financial Statements

On August 8, 2017, the Company awarded 260,778 restricted shares under the 2017 Equity Plan to a consultant who provided corporate and financial services to the Company. These restricted shares were awarded in lieu of cash fees earned for the April, May, June and July 2017 and were fully vested at the time of the award. The value attributable to these shares, which were issued in August 2017, was $35,205 as calculated using the fair value of the Company’s common stock on August 7, 2017.

On September 6, 2017, the Company awarded 1,200,000 restricted shares under the 2017 Equity Plan to an employee as compensation. These restricted shares were fully vested at the time of the award. The value attributable to these shares, which were issued in October 2017, was $134,280 as calculated using the fair value of the Company’s common stock on September 6, 2017.

On November 7, 2017, the Company awarded 104,896 restricted shares under the 2017 Equity Plan to independent directors in lieu of the payment of cash fees earned during the third quarter of 2017. These restricted shares were fully vested at the time of the award. The value attributable to these shares, which were issued in November 2017, was $15,000 as calculated using the fair value of the Company’s common stock on November 6, 2017. As of December 31, 2017, the independent directors are owed cash fees of $15,000 which were paid in the form of fully vested restricted shares in February 2018. See Note 18.

On November 7, 2017, the Company awarded 143,707 restricted shares under the 2017 Equity Plan to a consultant who provided corporate and financial services to the Company. These restricted shares were awarded in lieu of cash fees earned in August September and October 2017 and were fully vested at the time of the award. The value attributable to these shares, which were issued in November 2017, was $20,550 as calculated using the fair value of the Company’s common stock on November 6, 2017, which is equivalent to the value of the services provided. As of December 31, 2017, the consultant is owed cash fees of $12,750 which were paid in the form of fully vested restricted shares in February 2018. See Note 18.

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

During 2017, the Board granted to certain employees non-qualified stock options, under the 2017 Equity Plan, to purchase a total of 12,530,000 shares of the Company’s common stock at an exercise price equal to the closing market price of the Company’s common stock on the day before the grant. The terms of the options are summarized as follows:

(a)	Non-qualified stock options to purchase 1,805,000 shares at an exercise price of $0.135 per share granted to certain employees on August 8, 2017, which vest based on the employee’s continued service over 2.4 years, as follows: (i) 661,672 options will vest if the employee remains employed at various dates during 2017, (ii) 571,665 options will vest if the employee remains employed at various dates during 2018, and (iii) 571,663 options will vest if the employee remains employed at various dates during 2019, and have a term of 10 years. As of December 31, 2017, non-qualified stock options to purchase 60,000 shares expired unexercised, and non-qualified options to purchase 285,000 shares were forfeited due to employee terminations.

(b)	Non-qualified stock options to purchase 1,300,000 shares at an exercise price of $0.121 per share granted to a former employee on August 17, 2017, which were fully vested on the grant date and have a term of three years.

(c)	Non-qualified stock options to purchase 1,200,000 shares at an exercise price of $0.135 per share granted to certain employees on August 8, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 400,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 400,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 400,000 options will vest if the Company achieves 2019 revenue of $25,000,000, and have a term of 10 years. As of December 31, 2017, non-qualified stock options to purchase 400,000 shares were forfeited due to the failure to achieve the 2017 performance thresholds.

(d)	Non-qualified stock options to purchase 4,050,000 shares at an exercise price of $0.121 per share granted to certain employees on August 17, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 800,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 1,300,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 1,950,000 options will vest if the Company achieves 2019 revenue of $25,000,000, and have a term of 10 years. As of December 31, 2017, non-qualified stock options to purchase 800,000 shares were forfeited due to the failure to achieve the 2017 performance thresholds.

Surna Inc.

Notes to Consolidated Financial Statements

(e)	Non-qualified stock options to purchase 4,000,000 shares at an exercise price of $0.112 per share granted to an employee on September 6, 2017, which vest based on the employee’s continued service and subject to the following performance thresholds: (i) 750,000 options will vest if the Company achieves $8,000,000 and $10,000,000 of revenue and new bookings, respectively, for the year end December 31, 2017, (ii) 1,250,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (iii) 2,000,000 options will vest if the Company achieves 2019 revenue of $25,000,000, and have a term of 10 years. As of December 31, 2017, non-qualified stock options to purchase 750,000 shares were forfeited due to the failure to achieve the 2017 performance thresholds.

(f)	Non-qualified stock options to purchase 175,000 shares at an exercise price of $0.105 per share granted to certain employees on October 10, 2017, which vest based on the employee’s continued service over 2.25 years, as follows: (i) 58,336 options will vest if the employee remains employed during 2017, (ii) 58,332 options will vest if the employee remains employed during 2018, and (iii) 58,332 options will vest if the employee remains employed during 2019, and have a term of 10 years.

The Company uses the Black-Scholes Model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. The expected stock price volatility assumptions are based on the historical volatility of the Company’s common stock over periods that are similar to the expected terms of grants and other relevant factors. The Company derives the expected term based on an average of the contract term and the vesting period taking into consideration the vesting schedules and future employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. The Company has never paid any cash dividends on its common stock and the Company has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of option awards.

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 115.82% - 118.20%; expected term in years 1.5 - 7.5 and risk-free interest rate 1.32% - 2.18%.

A summary of the non-qualified stock options granted to employees under the 2017 Equity Plan as of December 31, 2017, and changes during the year then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2016	-
Granted	12,530,000	$0.121
Exercised	-	-
Forfeited	(2,235,000)	0.122
Expired	(60,000)	0.135
Outstanding, December 31, 2017	10,235,000	0.121	8.7	$1,218,375
Exercisable, December 31, 2017	1,885,008	0.124	4.5	$217,876
Outstanding vested and expected to vest, December 31, 2017	2,935,000	0.127	6.4	$331,625

Performance options based on 2018 and 2019 revenue thresholds - uncertain vesting as of December 31, 2017	7,300,000	0.119	9.7	$886,750

Surna Inc.

Notes to Consolidated Financial Statements

A summary of non-vested non-qualified stock options granted to employees under the 2017 Equity Plan as of December 31, 2017, and any changes during the year then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2016	-
Granted	12,530,000	$0.103
Vested	(1,885,008)	$0.082
Forfeited	(2,235,000)	$0.109
Expired	(60,000)	$0.122
Nonvested, December 31, 2017	8,349,992	$0.107	$1,000,499

During the year ended December 31, 2017, the Company has recorded $189,536 as compensation expense related to vested options issued to employees, net of forfeitures. As of December 31, 2017, total unrecognized share-based compensation related to unvested options was $863,610, of which $96,530 was related to time-based vesting and $767,080 was related to performance-based vesting.

As of December 31, 2017, the Company had granted non-qualified options to purchase 9,250,000 shares which were performance-based. At December 31, 2017, non-qualified options to purchase 1,950,000 shares were forfeited due to the failure to satisfy the 2017 performance thresholds. Of the remaining non-qualified options to purchase 7,300,000 shares which are performance-based, the Company has determined that the likelihood of the performance thresholds being satisfied is remote as of the date of grant and December 31, 2017; therefore, no expense was recognized.

A summary of the non-qualified stock options granted to the directors under the 2017 Equity Plan as of December 31, 2017, and changes during the year then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2016	-	$-	-	-
Granted	1,800,000	0.135
Exercised	-	-
Forfeited/Cancelled	(900,000)	0.135
Expired	-	-
Outstanding, December 31, 2017	900,000	$0.135	9.6	$94,500
Exercisable, December 31, 2017	450,000	$0.135	9.6	$47,250
Outstanding vested and expected to vest, December 31, 2017	900,000	$0.135	9.6	$94,500

Surna Inc.

Notes to Consolidated Financial Statements

A summary of non-vested non-qualified stock options granted to directors under the 2017 Equity Plan as of December 31, 2017, and any changes during the year then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2016	-
Granted	1,800,000	$0.123
Vested	(450,000)	$0.123
Forfeited	(900,000)	$0.123
Expired	-
Nonvested, December 31, 2017	450,000	$0.123	$52,470

During the year ended December 31, 2017, the Company has recorded $166,187 as compensation expense related to vested options issued to directors. As of December 31, 2017, total unrecognized share-based compensation related to unvested options was $6,306.

Restricted Stock Units

On August 8, 2017, the Company awarded 700,000 RSUs to the Chairman based on the retention agreement between the Company and the Chairman entered into in March 2017 prior to his appointment. These RSUs will vest on March 1, 2018, provided he remains a director on such date, and will be settled by the issuance of one share of common stock for each vested restricted stock unit.

On June 12, 2017, the Company entered into a consulting agreement for a sales and business development services. The consulting term ended on September 1, 2017. The consultant was compensated with an award of 200,000 RSUs, which vested on the following dates: 66,667 units on July 7, 2017, 66,667 units on August 4, 2017 and 66,666 units on September 1, 2017. Each vested RSU will be settled by the issuance of one share of common stock. The Company will account for these RSUs using the graded vesting method with the total value of the RSUs calculated on the date the shares of common stock are issued to the consultant. For accounting purposes, the RSUs will be revalued at each reporting date with the final value being the date the shares of common stock are issued to the consultant. The Company recorded an expense of $20,499 for the year ended December 31, 2017. The Company issued 200,000 shares of common stock to settle the vested RSUs on October 3, 2017.

During 2017, the Company also issued 13,100,000 RSUs to employees as follows:

(a)	On August 17, 2017, the Company granted 700,000 RSUs to certain employees which vest at various times during the first quarter of 2018, provided the employee remains employed as of the vesting date.

(b)	On August 17, 2017, the Company granted to the Company’s former Chief Executive Officer (the “Previous CEO”) 9,000,000 RSUs, which vest in 12 equal installments (750,000 RSUs per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next 11 calendar months, provided that the Previous CEO is employed by the Company on such vesting date or, if the initial term under the employment agreement has expired, the Previous CEO has not materially breached any non-competition, non-solicitation and other post-termination of his employment obligations.

(c)	On September 6, 2017, the Company granted 3,000,000 RSUs to the CEO, which vest based on the CEO’s continued service and subject to the following performance thresholds: (i) 1,500,000 RSUs will vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 RSUs will vest if the Company achieves 2019 revenue of $25,000,000.

(d)	During the fourth quarter of 2017, the Company granted 400,000 RSUs to certain employees which vest at various times during the second quarter of 2018, provided the employee remains employed as of the vesting date.

Surna Inc.

Notes to Consolidated Financial Statements

All of the foregoing RSUs will be settled by the issuance of one share of common stock for each vested RSU. Subsequent to December 31, 2017, the Company issued a total of 2,250,000 shares of common stock to the Previous CEO in settlement of RSUs that vested on the first business day of January, February and March 2018 and were settled in shares of common stock. See Note 18.

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan as December 31, 2017 and changes during the period then ended, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2016	-
Granted	14,000,000	$0.122
Vested and settled with share issuance	(200,000)	$0.103
Forfeited	-
Outstanding, December 31, 2017	13,800,000	$0.122	$3,312,000
Expected to vest as of December 31, 2017	10,800,000	$0.125	$2,592,000

2018/2019 Performance Units - uncertain vesting	3,000,000	$0.112	$720,000

During the year ended December 31, 2017, the Company has recorded $765,055 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2017, total unrecognized share-based compensation related to unvested RSUs was $938,056, of which $602,356 was related to time-based vesting and $335,700 was related to performance-based vesting. The total intrinsic value of RSUs vested and settled with share issuance was $20,499 for the year ended December 31, 2017.

As of December 31, 2017, the Company had granted 3,000,000 RSUs to the CEO which were performance-based. The Company has determined that the likelihood of the performance thresholds being satisfied is remote as of the date of grant and December 31, 2017; therefore, no expense was recognized.

Incentive Stock Bonus Awards

Beginning December 31, 2017 and for each six-month period thereafter through December 31, 2019, the CEO is eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined, in its sole discretion, that the CEO’s performance has been average or better for such special bonus period. This special bonus was granted as part of the CEO’s employment agreement and is payable only if the CEO continues in the employment of the Company. On February 13, 2018, the Board approved the issuance of the special stock bonus of 1,000,000 shares of common stock to the CEO for the period ended December 31, 2017. See Note 18.

Beginning December 31, 2017 and for each six-month period thereafter through December 31, 2019, an employee is eligible to receive a special bonus of 560,000 shares of the Company’s common stock, provided the Board has determined, in its sole discretion, that the employee’s performance has been average or better for such special bonus period. This special bonus was granted as part of the employee’s employment agreement and is payable only if the employee continues in the employment of the Company. On February 13, 2018, the Board approved the issuance of the special stock bonus of 560,000 shares of common stock to the employee for the period ended December 31, 2017. See Note 18.

In addition, three other employees are eligible to receive special bonuses aggregating 400,000 shares of the Company’s common stock on the first and second anniversaries of their employment, provided the Board has determined, in its sole discretion, that the employee’s performance has been average or better for such special bonus period. This special bonus was granted as part of the employee’s employment agreement and is payable only if the employee continues in the employment of the Company.

These incentive stock bonus awards are treated as vesting over each award’s service period based on the fair value of the award at the time of grant. Even though the awards are subject to Board approval, the awards are vested over each service period because it is more likely than not that the Board will approve the award based on the “average or better” employee performance standard. Since the awards are denominated in shares of common stock, the fair value of the vested award is charged to additional paid-in capital.

Surna Inc.

Notes to Consolidated Financial Statements

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan as December 31, 2017 and changes during the period then ended, are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2016	-	$-
Awarded	8,600,000	$0.113
Vested	(1,560,000)	$0.113
Forfeited	-
Unvested, December 31, 2017	7,040,000	$0.113	$1,689,600
Expected to vest as of December 31, 2017	7,040,000	$0.113	$1,689,600

During the year ended December 31, 2017, the Company has recorded $364,483 as compensation expense related to vested stock bonus awards issued to employees. As of December 31, 2017, total unrecognized share-based compensation related to unvested stock bonus awards was $605,917. Subsequent to December 31, 2017, the Company issued 1,560,000 shares in payment of the vested stock bonus awards having a total intrinsic value of $374,400.

Note 17 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act was enacted into law. This U.S. tax reform contains several key provisions including the reduction of the U.S. federal corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, and reductions in the amount of executive pay that could qualify as a tax deduction. As a result of the change in the corporate tax rate, the Company remeasured its deferred tax assets as of December 31, 2017 based on the rate at which they are expected to reverse in the future, and recorded a reduction in net deferred tax assets of $1,177,000 in the fourth quarter of 2017, which is fully offset by the corresponding reduction in the valuation allowance of the same amount. This remeasurement and interpretation of the new law is provisional subject to clarifications of the provisions of the new legislation and final calculations. Any future changes to the Company’s provisional estimated impact of the U.S. tax reform will be reflected as a change in estimate in the period in which the change in estimate is made in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Cuts and Jobs Act. SAB 118 allows for a measurement period of up to one year after the enactment date of the U.S. tax reform to finalize the recording of the related tax impacts.

For financial reporting purposes, the provision for income taxes consisted of the following components:

	2017	2016
Current taxes:
U.S. Federal	$-	$-
U.S. State	-	-
International	-	-
Current taxes	-	-
Deferred taxes:
U.S. Federal	-	-
U.S. State	-	-
International	-	-
Deferred taxes	-	-
Provision for income taxes, net	$-	$-

Surna Inc.

Notes to Consolidated Financial Statements

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2017	2016
Expected income tax (benefit) expense at the federal statutory rate	$(1,535,000)	$(1,021,000)
State taxes, net of federal benefits	(109,000)	(92,000)
Permanent differences	225,000	50,000
Other, net	(8,000)	122,000
Change due to U.S. tax reform	1,177,000	-
Change in valuation allowance	250,000	941,000
Reported income tax (benefit) expense	$-	$-

The components of the net deferred tax assets as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets:
Net operating losses	$2,706,000	$2,735,000
Equity compensation	274,000	-
Other deferred tax assets	263,000	297,000
Total deferred tax assets	3,243,000	3,032,000

Deferred tax liabilities:
Other deferred tax liabilities	-	(39,000)
Total deferred tax liabilities	-	(39,000)

Net deferred tax assets before valuation allowance	3,243,000	2,993,000
Less valuation allowance	(3,243,000)	(2,993,000)
Net deferred tax assets	$-	$-

The Company went through a determination of its 2016 deferred tax assets and has modified certain components of the 2016 deferred tax assets which are offset by a full valuation allowance. There was no material effect on the Company’s net deferred tax assets, liabilities or income tax expense as a result of these modifications.

As of December 31, 2017, the Company has U.S. federal and state NOLs of approximately $10,848,000, which will expire, if not utilized, in the years 2034 through 2037. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2017 and 2016. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Surna Inc.

Notes to Consolidated Financial Statements

The Company is under examination, or may be subject to examination, by the IRS for the calendar year 2009 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods. The Company has filed its U.S. federal corporate income tax returns from 2009 through 2016, although the returns for the years 2009 through 2015 were not timely filed. Accordingly, the Company may be subject to penalties, including those described below, for non-compliance; however, the Company believes that it had no taxable income in the U.S. or in any foreign jurisdiction for the years 2009 through 2016. The Company has filed Colorado state tax returns for years 2014 through 2016. The Company intends to amend its U.S. and Colorado income tax returns for the years 2014 through 2016.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2017 or 2016, nor were any penalties or interest costs included in expense for the years ended December 31, 2017 and 2016.

The Company has been penalized by the IRS for failure to file its Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. The penalties and interest approximate $115,000. The Company’s request that the penalties be abated for reasonable cause was denied by the IRS. The Company has appealed the IRS’s denial based on statutory grounds under Revenue Procedure 92-70, which provides a summary filing procedure for filing Form 5471 with respect to dormant foreign corporations. Persons complying with this revenue procedure are deemed to satisfy their Form 5471 filing obligations with respect to dormant foreign corporations and are not subject to penalties related to the failure to timely file a complete Form 5471 and to timely furnish information requested thereon. The IRS has notified the Company that it needs additional time to respond to the Company’s appeal, which response is not expected until April 2018. The Company believes it has complied with the summary filing procedures for filing Form 5471 under Revenue Procedure 92-70 and the likelihood of abatement is high. However, there can be no assurance of any abatement until the IRS acts upon the appeal.

Note 18 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through April 2, 2018, the date the financial statements were available to be issued. The following events occurred after December 31, 2017.

Since December 31, 2017, the Company issued shares of its restricted common stock as follows:

●	100,000 shares upon the exercise of Series 2 Warrants by an investor and payment of the exercise price of $15,000;

●	1,039,079 shares upon the exercise of Warrant 1 and Warrant 2 by a former director on a cashless exercise basis (see Note 15);

●	1,168,540 shares upon exercise of certain Series 3 Warrants by investors on a cashless exercise basis (see Note 10); and

●	800,000 shares in connection with the settlement of a commercial dispute, together with certain other cash and equipment consideration provided by the Company, all of which were adequately accrued for in the Company’s consolidated financial statements as of December 31, 2017 (see Note 7).

Since December 31, 2017, the Company also issued shares of its common stock under the 2017 Equity Plan as follows:

●	2,250,000 shares to the Previous CEO in settlement of restricted stock units that vested on the first business day of January, February and March 2018 and were settled in shares of common stock (see Note 16);

●	25,000 shares upon exercise of certain non-qualified stock options by a former employee upon payment of the exercise price of $3,375;

Surna Inc.

Notes to Consolidated Financial Statements

●	53,004 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the fourth quarter of 2017;

●	158,658 shares to a consultant as compensation for services rendered in lieu of cash fees of $44,900 for the period November 1, 2017 to February 13, 2018;

●	700,000 shares to a director in settlement of certain RSUs that vested in 2018;

●	700,000 shares to certain employees in settlement of certain RSUs that vested in 2018;

●	173,675 shares to a consultant as compensation for services rendered in connection with recruiting; and

●	1,560,000 shares pursuant to special incentive stock bonuses earned by the CEO and another employee for the period ended December 31, 2017.

On February 13, 2018, the Company granted to a new employee: (i) 200,000 restricted stock units which vest in the third quarter of 2018, and (ii) non-qualified stock options to purchase 1,000,000 shares at an exercise price of $0.283 per share, which vest based on the employee’s continued service and subject to the following performance thresholds: (x) 400,000 options will vest if the Company achieves 2018 revenue of $18,000,000, and (y) 600,000 options will vest if the Company achieves 2019 revenue of $25,000,000.

Subsequent to December 31, 2017, at the request of Sterling, the Company purchased additional equipment at a cost of $7,687 to be included in the equipment schedule to the original agreement. On March 22, 2018, the Company and Sterling entered into an amendment of the original agreement to include the additional leased equipment as discussed above and to increase the quarterly fee payable to the Company to $18,330. The amendment of the original agreement also provided that, upon expiration of the initial three-year term, either: (i) the leased equipment would be returned to the Company and the agreement would terminate, (ii) Sterling could purchase the leased equipment at the agreed upon residual value of $81,827, or (iii) Sterling and the Company could agree to an extension of the original agreement at mutually agreed to quarterly payments to and from the parties. See Note 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: April 2, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: April 2, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	By:	/s/ Brandy M. Keen
Brandy M. Keen, Director

Dated: April 2, 2018	By:	/s/ Chris Bechtel
Chris Bechtel, Director

Dated: April 2, 2018	By:	/s/ Timothy J. Keating
Timothy J. Keating, Chairman of the Board

Dated: April 2, 2018	By:	/s/ J. Taylor Simonton
J. Taylor Simonton, Director

37

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)*	Amendment to Articles of Incorporation.

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.2*	Bylaws, as amended.

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2*	Form of Common Stock Warrant issued with Convertible Notes.

4.3	Form of Note Conversion and Warrant Amendment Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed March 31, 2017).

4.4*	Form of Common Stock Warrant issued in Q1 2017 Unit Offering.

4.5*	Form of Common Stock Warrant issued in Q4 2017 Unit Offering.

10.1*+	Executive Employment Agreement between the Company and Chris Bechtel effective September 6, 2017.

10.2*+	Executive Employment Agreement between the Company and Brandy Keen effective October 10, 2017.

10.3+	Board of Directors Agreement between Surna Inc. and Timothy J. Keating dated March 7, 2017 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed March 31, 2017).

10.4+	Surna Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

10.5	Purchase Agreement between Surna Inc. and Sante Veritas Therapeutics Inc. dated February 21, 2017 (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed March 31, 2017).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

21.1*	Subsidiaries

23.1*	Consent of Anton Collins Mitchell LLP, Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

23.2*	Consent of RBSM, LLP, Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release dated April 2, 2018, announcing financial condition and financial results

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

38