Form 10-K/A
period 2017-12-31
Surna Inc.
filed 2018-04-24
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 23, 2018, the number of outstanding shares of common stock of the registrant was 214,976,478.

EXPLANATORY NOTE

Surna Inc. (the “Company” or “Surna”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “2017 Form 10-K”). This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14, and updates the information contained in Part IV, Item 15. The Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, but because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of April 23, 2018. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2017 Form 10-K.

Surna Inc.

Annual Report on Form 10-K/A

For Fiscal Year Ended December 31, 2017

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company currently has one vacancy on the Board of Directors (the “Board”). The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Chris Bechtel	58	Director; Chief Executive Officer and President
Timothy J. Keating	54	Chairman of the Board; Audit Committee
Brandy M. Keen	41	Director; Vice President and Secretary
J. Taylor Simonton	73	Director; Audit Committee*
*Chairman of the committee

Certain information, as of April 23, 2018, with respect to the Company’s current directors, including their names, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director of the Company is set forth below. The business address of each of the directors is 1780 55th Street, Boulder, Colorado 80301.

Name and Year First Elected Director	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Chris Bechtel (2017)

Mr. Bechtel was appointed a director on May 31, 2017. On August 17, 2017, Mr. Bechtel was appointed our Chief Executive Officer and President. Mr. Bechtel has over 30 years’ experience, as an executive, entrepreneur and consultant, managing and advising businesses from start-ups to divisions of large Fortune 500 companies. Since 2015, Mr. Bechtel has been the principal of Bechtel Consulting, LLC, which provides consulting services in mergers and acquisitions, financial and investment analysis, capital markets, turnarounds and special situations. Mr. Bechtel became involved in the cannabis industry about three years ago as a private investor, consultant and advisor.

In September 2017, Mr. Bechtel was appointed a director of Ravenquest BioMed Inc. (CSE: RQB) a Canadian diversified cannabis company. In September 2014, Mr. Bechtel joined the advisory board of Supreme Pharmaceuticals, Inc., a Canadian publicly traded company committed to becoming a leading supplier of affordable medical cannabis. Through its wholly-owned subsidiary 7ACRES, a federally licensed producer of medical cannabis pursuant to the Access to Cannabis for Medical Purposes Regulations, Supreme operates a 342,000 square-foot hybrid greenhouse facility. In November 2014, Mr. Bechtel was appointed as an independent director and the chairman of Supreme, where he served in such positions until resigning in April 2016. From October 2014 to April 2016, Mr. Bechtel also served as a director of ebbu, llc, a privately-held, Colorado-based company offering a line of branded cannabis products and a bulk oil extraction service for cannabis producers.

In 1983, Mr. Bechtel co-founded Omni Laboratories, Inc., a privately-held company that provides geologic services for oil and gas companies, where he was initially responsible for all business development activities, including a number of business acquisitions. Mr. Bechtel became the sole owner of Omni in 1995, when he bought out his other partners. From January 1995 to September 2006, as President, Mr. Bechtel was responsible for leading the organic growth initiative as well as expanding Omni’s service offerings, eventually employing 175 people with 14 laboratory locations in six countries. In September 2006, Mr. Bechtel sold Omni to Weatherford International, Inc. (NYSE: WFT), one of the largest global providers of innovative mechanical solutions, technology and services for the drilling, completion and production sectors of the oil and gas industry. In September 2006, Mr. Bechtel was appointed Group Vice President responsible for managing and growing the former Omni business, which was renamed Weatherford Laboratories and, in 2011, he was promoted to lead the worldwide operations of Weatherford’s Surface Logging Systems division. Mr. Bechtel retired from Weatherford in March 2015.

Mr. Bechtel is a 1981 graduate of Michigan State University with a B.A. degree in Marketing.

Timothy J. Keating (2017)

Mr. Keating was appointed Chairman of the Board of Directors on March 14, 2017 and is a member of the Audit Committee. Mr. Keating brings more than 32 years of Wall Street experience, including 17 years as the principal owner of Keating Investments, LLC. Mr. Keating also served on the Equity Capital Formation Task Force and is the chairman of the Denver chapter of Harvard Alumni Entrepreneurs. Mr. Keating is currently the President of Keating Wealth Management, LLC, a Denver-area financial planning and investment advisory firm serving high net worth investors and their families.

Mr. Keating served as the President, Chief Executive Officer and Chairman of the Board of Directors of Keating Capital, Inc. from its inception in 2008 to 2015. Mr. Keating was a member of Keating Investments, LLC from its founding in 1997 to July 1, 2014, when the members of Keating Investments sold 100% of their membership interests to BDCA Adviser, LLC. Mr. Keating also served as a member of the Investment Committee of Keating Investments from 2008 to 2015. Mr. Keating served as the President and Chief Executive Officer of Keating Investments from its founding in 1997 to 2015. Mr. Keating previously served as the President of Keating Securities, LLC, formerly a wholly owned subsidiary of Keating Investments and a Financial Industry Regulatory Authority, Inc. (“FINRA”) registered broker-dealer, from August 1999 to August 2008. Prior to founding Keating Investments, Mr. Keating was a proprietary arbitrage trader and also head of the European Equity Trading Department at Bear Stearns International Limited (London) from 1994 to 1997. From 1990 to 1994, Mr. Keating founded and ran the European Equity Derivative Products Department for Nomura International Plc in London. Mr. Keating began his career at Kidder, Peabody & Co., Inc. where he was active in the Financial Futures Department in both New York and London.

Mr. Keating is a cum laude graduate of Harvard College with an A.B. in Economics.

Brandy M. Keen (2015)

Ms. Keen has served as the Vice President and Secretary since July 2017 and as a Director since August 18, 2015. Ms. Keen co-founded Hydro Innovations, LLC in 2006 and served as its Director of Operations until its acquisition by Surna in July 2014. From July 2014 to July 2017, Ms. Keen was the Company’s Vice President of Sales. Ms. Keen also currently serves as a Senior Technical Advisor where she assists in developing climate control, odor control mitigation and biosecurity solutions for our customers.

Ms. Keen has been designing and consulting for environmental systems in indoor agricultural facilities for over ten years. At Hydro Innovations, she developed a sophisticated knowledge of the controlled environment agriculture industry and established herself as an expert in the garden and indoor climate.

Ms. Keen is often engaged as a speaker on climate control and energy efficiency by organizations such as National Cannabis Industry Association, Cannabis World Congress and Business Exposition and CannaCon and is frequently cited in industry-related publications. Ms. Keen is also a member of Denver’s Department of Public Health and Environment Cannabis Sustainability Work Group, whose mission is to promote sustainability in the cannabis industry through education, the development and dissemination of best practices, and the facilitation of dialogue between the cannabis industry, the community, and technical experts.

Ms. Keen is also a member of the technical advisory committee of the Founder’s Circle of Resource Innovations Institute, an organization that promotes and quantifies energy and water conservation in the cannabis industry.

From 2004 to 2005, Ms. Keen was a customer service manager for Dynalyst Corporation, a manufacturer of circuit boards used for testing of integrated circuits. From 1995 to 2004, Ms. Keen held a number of technical sales and account management positions at Cerprobe Corp., a supplier of capital and consumable equipment in the semiconductor industry.

J. Taylor Simonton (2017)

Mr. Simonton was appointed a director on May 31, 2017 and is the chairman of the Audit Committee. Mr. Simonton spent 35 years at PricewaterhouseCoopers, LLC (PwC), including 23 years as a partner in the firm’s Assurance Services, before retiring in 2001. Mr. Simonton was a partner for seven years in PwC’s National Professional Services Group, which handles the firm’s auditing and accounting standards, SEC, corporate governance, risk management and quality matters. He has extensive experience with SEC filings, including assistance with over 100 initial public offerings during his PwC career.

In May 2017, he was appointed an independent director, a member of the Audit Committee (elected its Chairman in May 2018) and a member of the Governance Committee of Master Chemical Corporation (d/b/a Master Fluids Solutions), a developer and marketer of specialty chemicals. In May 2014, he was elected an independent director and chair of the Audit Committee of Advanced Emissions Solutions, Inc. (NASDAQ: ADES), an environmental technology and specialty industrial chemicals company, where he currently also serves as a member of the Nominating & Governance Committee and a member of the Compensation Committee. Since October 2013, Mr. Simonton has served as an independent director, chair of the Audit Committee and member of the Nominating and Governance Committee of Escalera Resources Co., a natural gas exploration and development company (OTC: ESCR) and a member of the Compensation Committee since July 2014.

From May 2008 to July 2015, Mr. Simonton served as the lead independent director and chair of the Audit Committee of Crossroads Capital, Inc. (f/k/a BDCA Venture, Inc. and Keating Capital, Inc.), a publicly-traded closed-end fund regulated as a business development company under the Investment Company Act of 1940, where he also served as a member of the Valuation Committee which he chaired from 2008 to 2011. From October 2008 to January 2014, Mr. Simonton served as an independent director and chair of the Audit Committee of Zynex, Inc. (OTC: ZYXI), a company that primarily engineers, manufactures, markets and sells its own design of electrotherapy medical devices used for pain management and rehabilitation. Mr. Simonton served as a director from September 2005 to May 2013 of Red Robin Gourmet Burgers, Inc. (NASDAQ: RRGB), a casual dining restaurant chain operator serving high quality gourmet burgers where he was a member of the Audit Committee, of which he was chair from October 2005 until June 2009, and a member of the Nominating and Governance Committee. From January 2003 to February 2007, he also served as a director and the chair of the Audit Committee of Fischer Imaging Corporation, a public company that designed, manufactured and marketed medical imaging systems.

Mr. Simonton served for 10 years until 2015 on the Board of Directors of the Colorado Chapter of the National Association of Corporate Directors (NACD), where he served over time as its Treasurer, President, and Chairman. He is a Board Leadership Fellow, NACD’s highest director credential, and was honored as Colorado’s 2014 Outstanding Public Company Director by the Denver Business Journal and NACD-Colorado.

He is admitted as an expert witness in accounting, auditing, and corporate governance in U.S. District Court, Colorado Division. Mr. Simonton is a 1966 graduate of the University of Tennessee - Knoxville with a B.S. in Accounting and is a Certified Public Accountant, licensed in Colorado.

Each of the directors on our Board of Directors was elected or appointed because he or she has demonstrated an ability to make meaningful contributions to our business and affairs, has a reputation for honesty and ethical conduct, has strong communication and analytical skills, and has skills, experience and background that are complementary to those of our other Board members. Mr. Keating has extensive financing, investment banking and investor relations experience and other managerial experience with micro- and small-cap public companies and helping those companies define their business strategies and implementing business plans. Mr. Simonton has extensive financial reporting, SEC compliance and corporate governance experience. Ms. Keen has sales experience and has been involved in the cannabis industry for many years, with an in-depth knowledge of indoor cannabis cultivation and climate control systems. Mr. Bechtel has experience in building and leading emerging growth companies and has been a director or adviser to a number of cannabis-related companies.

Director Independence

The Board annually determines each director’s independence, although we are not required to have any independent directors because the common stock of the Company is not listed on a national exchange. We do not consider a director independent unless the Board has determined that he has no material relationship with us. We intend to monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in Rule 5605(a)(2) promulgated by the Nasdaq Stock Market. The Board has determined that Messrs. Keating and Simonton are independent directors. Mr. Bechtel and Ms. Keen are not independent directors as a result of their positions as executive officers.

Nominations for Directors

The Company has not established a nominating committee. Accordingly, the Board is responsible for identifying individuals qualified to serve on the Board as directors and on committees of the Board, establishing procedures for evaluating the suitability of potential director nominees consistent with the criteria approved by the Board, reviewing the suitability for continued service as a director when his or her term expires and at such other times as the Board deems necessary or appropriate, and determining whether or not the director should be re-nominated, and reviewing the membership of the Board and its committees and making changes, if any.

In evaluating director nominees, the Board of Directors will generally consider the following factors:

●	the appropriate size and composition of our Board of Directors;

●	whether or not the person is an “independent” director as defined in Rule 5605(a)(2) promulgated by the Nasdaq Stock Market;

●	the needs of the Company with respect to the particular talents and experience of its directors;

●	the knowledge, skills and experience of nominees in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board of Directors;

●	familiarity with national and international business matters and the requirements of the industry in which we operate;

●	experience with accounting rules and practices;

●	the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members; and

●	all applicable laws, rules, regulations and listing standards, if applicable.

There are no stated minimum criteria for director nominees, although the Board may consider such factors as it may deem are in the best interests of the Company and its stockholders. The Board also believes it is appropriate for certain key members of our management to participate as members of the Board of Directors.

The Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, or if the Board decides not to re-nominate a member for re-election, the Board identifies the desired skills and experience of a prospective director nominee in light of the criteria above, or determines to reduce the size of the Board. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, nor do we anticipate doing so in the future.

Stockholder Communications with Directors

Stockholders may communicate with the Board by sending a letter to the Corporate Secretary, Surna Inc., 1780 55th Street, Boulder, Colorado 80301. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and should indicate in the address whether the communication is intended for the entire Board, the non-employee directors as a group or an individual director. Each communication will be screened by the Corporate Secretary or his or her designee to determine whether it is appropriate for presentation to the Board or any specified director(s). Examples of inappropriate communications include junk mail, spam, mass mailings, resumes, job inquiries, surveys, business solicitations and advertisements, as well as unduly hostile, threatening, illegal, unsuitable, frivolous, patently offensive or otherwise inappropriate material. Communications determined to be appropriate for presentation to the Board, or the director(s) to whom they are specifically addressed, will be submitted to the Board or such director(s) on a periodic basis. Any communications that concern accounting, internal control or auditing matters will be handled in accordance with procedures adopted by the Audit Committee.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which is available for review on our website at www.surna.com and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Surna Inc., 1780 55th Street, Boulder, Colorado 80301, Attention: Corporate Secretary. Each of our directors, employees and officers, including our Chief Executive Officer, Chief Financial Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis, but may hold additional meetings as required. In 2017, the Board held eight meetings. Except for one Board meeting missed by Ms. Keen, each of our directors attended 100% of the Board meetings that were held during the periods when he or she was a director and 100% of the meetings of each committee of the Board on which he or she served that were held during the periods that he served on such committee. We do not have a policy requiring that directors attend our annual meetings of stockholders. We did not hold a 2017 annual meeting of stockholders.

Committees of the Board of Directors

Our Board established an Audit Committee on May 31, 2017. The Audit Committee operates pursuant to a charter approved by the Board, a copy of which is available on our website at www.surna.com by written request to the Company at Surna Inc., 1780 55th Street, Boulder, Colorado 80301, Attention: Corporate Secretary. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. In addition, the Audit Committee’s responsibilities include considering the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources. The Audit Committee is presently comprised of two persons: Messrs. Keating and Simonton. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. Our Board has determined that Mr. Simonton is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Simonton currently serves as Chairman of the Audit Committee. The Audit Committee held four meetings during 2017.

Board Leadership Structure

The Board may, but is not required to, select a Chairman of the Board who presides over the meetings of the Board and meetings of the stockholders and performs such other duties as may be assigned to him by the Board. The positions of Chairman of the Board and Chief Executive Officer may be filled by one individual or two different individuals. Currently the positions of Chairman of the Board and Chief Executive Officer are separated. Our Board believes that this structure has allowed Mr. Bechtel, Chief Executive Officer, to focus on our day-to-day business, while allowing Mr. Keating, our Chairman of the Board, to lead the Board in its fundamental role of providing advice to and independent oversight (including risk oversight) of management.

Our separated Chairman of the Board and Chief Executive Officer positions are augmented by our independent directors, who comprise all of our Board committees and meet regularly in executive session without Mr. Bechtel, Ms. Keen or other members of our management present to ensure that our Board maintains an appropriate level of independent oversight of management.

Board’s Role in Risk Oversight

While risk management is primarily the responsibility of the Company’s management team, the Board is responsible for the overall supervision of the Company’s risk management activities. The Board as a whole has responsibility for risk oversight, and each Board committee has responsibility for reviewing certain risk areas and reporting to the full Board. The oversight responsibility of the Board and its committees is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment, and management of critical risks and management’s risk mitigation strategies in certain focus areas. These areas of focus include strategic, operational, financial and reporting, succession and compensation and other areas.

The Board and its committees oversee risks associated with their respective areas of responsibility. The full Board oversees: (i) risks and exposures associated with our business strategy and other current matters that may present material risk to our financial performance, operations, prospects or reputation, (ii) risks and exposures associated with management succession planning and executive compensation programs and arrangements, including equity incentive plans, and (iii) risks and exposures associated with director succession planning, corporate governance, and overall board effectiveness. The Audit Committee oversees overall policies with respect to risk assessment and risk management, material pending legal proceedings involving the Company and other contingent liabilities, any potential related party or conflict of interest transactions, as well as other risks and exposures that may have a material impact on our financial statements.

Management provides regular updates to the Board regarding the management of the risks they oversee at each regular meeting of the Board. We believe that the Board’s role in risk oversight must be evaluated on a case-by-case basis and that our existing Board’s role in risk oversight is appropriate. However, we continually re-examine the manners in which the Board administers its oversight function on an ongoing basis to ensure that they continue to meet the Company’s needs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports filed by such persons.

Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2017, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of April 23, 2018.

Name	Age	Positions
Chris Bechtel	58	Chief Executive Officer and President; Director
Brandy M. Keen	41	Vice President and Secretary; Director

Mr. Bechtel’s and Ms. Keen’s biographical information is included with such information for the other members of our Board.

Item 11. Executive Compensation

Director Compensation Program

On August 8, 2017, the Board approved a compensation plan for its independent directors, which was effective the election or appointment of independent directors on or after May 31, 2017. Under the plan, the Company pays its independent directors an annual fee of $60,000, payable quarterly in advance on the first business day of each quarter, covering any regular or special meetings of the Board or any committee thereof attended in person, any telephonic meeting of the Board or any committee thereof in which the director participated, any non-meeting consultations with the Company’s management, and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Audit Committee). The annual fee is paid 50% in cash and 50% in shares of the Company’s common stock, with the number of shares to be determined based on the closing price of the common stock on the date of issuance.

The Company pays the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable in cash quarterly in advance. Mr. Keating is currently the Chairman of the Board and is presently designated as the lead independent director.

The Company pays the Audit Committee Chairman, currently Mr. Simonton, an annual fee of $15,000, payable in cash quarterly in advance, for his services as the Audit Committee Chairman. There is no additional compensation paid to members of the Audit Committee.

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

Employee directors do not receive separate fees for their services as directors.

Under the Nevada Revised Statutes and pursuant to our charter and bylaws, as currently in effect, the Company may indemnify the Company’s officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

The Company has entered into indemnification agreements with its directors and executive officers. The indemnification agreements are intended to provide the Company’s directors the maximum indemnification permitted under the Nevada Revised Statutes, unless otherwise limited by the Company’s charter and bylaws. Each indemnification agreement provides that the Company shall indemnify the director or executive officer who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding. Each indemnification agreement further provides that the applicable provisions of the Company’s charter and bylaws regarding indemnification shall control in the event of any conflict with any provisions of such indemnification agreements.

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2017 to the individuals who served as our independent directors during such period. While Mr. Bechtel received certain compensation as an independent director prior to his appointment as our Chief Executive Officer, all such compensation received by Mr. Bechtel is disclosed in the Summary Executive Compensation Table below.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Timothy J. Keating	$37,500	$269,090	$306,590
J. Taylor Simonton	$26,250	$128,564	$154,814
Morgan Paxhia (3)	$-	$189,592	$189,592

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects the dollar amount of the grant date fair value of non-qualified stock options, restricted stock units and other stock-based awards granted in 2017, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 16 to our consolidated financial statements for the fiscal year ended December 31, 2017 included in the Annual Report.

(3) Mr. Paxhia resigned from the Board on May 31, 2017.

The aggregate number of non-qualified stock options, restricted stock unit awards and warrants held as of December 31, 2017 by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options	Shares Underlying Restricted Stock Units	Shares Underlying Directors Warrants	Total
Timothy J. Keating	–	700,000	–	700,000
J. Taylor Simonton	900,000	–	–	900,000
Morgan Paxhia	–	–	1,821,050	1,821,050

Executive Compensation Philosophy and Objectives

The Company has not established a compensation committee. Accordingly, the Board is responsible for setting compensation policies for executive officers has two fundamental objectives: (i) to provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals; and (ii) to align certain compensation elements with the Company’s annual performance goals. The Board considers, with respect to each of the Company’s executive officers, the total compensation that may be awarded, including base salary, discretionary cash bonuses, annual stock incentive awards, stock options, restricted stock units and other equity awards, and other benefits and perquisites. Under certain circumstances, the Board may also award compensation payable upon termination of the executive officer under an employment agreement or severance agreement (if applicable). The Board recognizes that its overall goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Board believes that cash compensation in the form of base salary and discretionary cash bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock units and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success.

The Board also has historically focused on the Company’s financial condition when making compensation decisions and approving performance objectives. Because the Company has historically sought to preserve cash and currently does not operate at a profit, overall compensation traditionally has been weighted more heavily toward equity-based compensation, a portion of which is earned only upon the Company’s achievement of specified annual revenue goals. The Board will continue to periodically reassess the appropriate weighting of cash and equity compensation in light of the Company’s expenditures in connection with commercial operations and its cash resources and working capital needs.

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total

Stephen B. Keen - Director of Technology (2)	2017	$36,000	$-	$-	$-	$-	$-	$23,320	$59,320
	2016	$110,200	$-	$-	$-	$-	$-	$-	$110,200

Aaron Trent Doucet - Vice President of Business Development (former Chief Executive Officer) (3)	2017	$168,461	$-	$1,089,900	$-	$-	$-	$39,095	$1,297,456
	2016	$125,800	$-	$-	$-	$-	$-	$34,600	$160,400

Brandy M. Keen - Vice President and Secretary (4)	2017	$127,070	$-	$-	$-	$-	$-	$9,512	$136,582

Chris Bechtel - Chief Executive Officer and President (5)	2017	$63,692	$240,000	$335,700	$-	$-	$-	$95,400	$734,792

Paul C. Kelly (former Chief Financial Officer and Treasurer) (6)	2017	$92,000	$-	$-	$-	$-	$-	$-	$92,000

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2017, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 16 to our consolidated financial statements for the fiscal year ended December 31, 2017 included in the Annual Report.

(2) Mr. Keen was appointed Director of Technology in June 2016. Mr. Keen previously served as Chief Executive Officer from August 2015 to June 2016. Mr. Keen’s employment ceased in April 2017, and he resigned as a director in May 2017. All amounts presented include all compensation for Mr. Keen for the full 2017 and 2016 years. Other compensation includes consulting fees earned for the period beginning May 10, 2017 through December 31, 2017 ($20,000), employer matching contributions under the Company’s 401(k) plan ($1,080), and employer-paid portion of insurance benefits ($2,240).

(3) Mr. Doucet served as President and Chief Executive Officer from June 2016 to August 2017. From August 2017 until March 2018, Mr. Doucet served as the Company’s Vice President of Business Development. Mr. Doucet previously served as Chief Operating Officer from November 2015 to June 2016. All amounts presented include all compensation for Mr. Doucet for the full 2017 and 2016 years. Stock awards represent restricted stock units awarded in 2017 which are subject to vesting (see Outstanding Equity Awards table, below). Other compensation for 2016 includes an apartment rent allowance paid to Mr. Doucet ($30,700) and employer-paid portion of insurance benefits ($3,900). Other compensation for 2017 includes a moving allowance paid in connection with his relocation to California ($28,000), a car allowance ($5,095) and employer-paid portion of insurance benefits ($6,000).

(4) Ms. Keen was appointed Vice President and Secretary in July 2017. Ms. Keen previously served as Vice President of Sales from July 2014 to July 2017. All amounts presented include all compensation for Ms. Keen for the full 2017 year. Other compensation includes employer matching contributions under the Company’s 401(k) plan ($3,812) and employer-paid portion of health insurance premiums ($5,700).

(5) Mr. Bechtel was appointed Chief Executive Officer and President in August 2017. All amounts presented include all compensation for Mr. Bechtel for the full 2017 year. Bonus represents incentive stock bonus earned in 2017 per his employment agreement. Stock awards represent restricted stock units awarded in 2017 which are subject to vesting in 2018 and 2019 based on the Company’s achievement of certain revenue thresholds (see Outstanding Equity Awards table, below). Other compensation includes consulting fees paid in equity ($81,000) and employer-paid portion of insurance benefits ($1,900). Other compensation also includes compensation earned or paid in his capacity as an independent director prior to his appointment as CEO: (i) cash fees of $10,000, and (ii) cash fees of $2,500 paid in equity.

(6) Mr. Kelly was appointed Chief Financial Officer and Treasurer in August 2017. Mr. Kelly resigned as Chief Financial Officer and Treasurer in January 2018. As of the date of this Proxy Statemnt, the Company has not appointed a new Chief Financial Officer and Treasurer.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Stephen B. Keen	–	–	–	–	–	–	–	–	–

Aaron Trent Doucet (2)	–	–	–	–	–	–	–	9,000,000	$2,160,000

Brandy M. Keen	–	–	–	–	–	–	–	–	–

Chris Bechtel (3)	–	–	–	–	–	–	–	3,000,000	$720,000

Paul C. Kelly	–	–	–	–	–	–	–	–	–

(1) Calculated by multiplying the number of unvested shares by $0.24, the closing price per share of our common stock as reported by the OTCQB on December 29, 2017 (which was the last business day of 2017).

(2) On August 17, 2017, the Company granted to Mr. Doucet 9,000,000 restricted stock units, which vest in 12 equal installments (750,000 units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next 11 calendar months, provided that Mr. Doucet is employed by the Company on such vesting date or, if the initial term under his employment agreement has expired, Mr. Doucet has not materially breached any non-competition, non-solicitation and other post-termination of his employment obligations.

(3) On September 6, 2017, the Company granted 3,000,000 restricted stock units to Mr. Bechtel, which vest based on his continued service and subject to the following performance thresholds: (i) 1,500,000 units will vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 units will vest if the Company achieves 2019 revenue of $25,000,000.

Compensation Arrangements with Named Executive Officers

The following summarizes the employment agreement that the Company has entered into with Messrs. Bechtel and Doucet and Ms. Keen, as of December 31, 2017. The Company does not have an employment agreement with Mr. Keen, however, see “Transactions with Related Parties” above for a description of his consulting agreement with the Company.

Aaron Trent Doucet

On August 17, 2017, the Company and Mr. Doucet entered into an employment agreement pursuant to which Mr. Doucet will be employed as the Company’s Vice President of Business Development, a non-executive officer position. Mr. Doucet will focus his efforts and use his industry knowledge to assist the Company in developing the significant market opportunities resulting from the recent legalization of cannabis for recreational use in in the State of California. The initial term of the employment commences on August 17, 2017 and continues until March 31, 2018. The employment agreement may be extended beyond the initial term upon the mutual agreement of the Company and Mr. Doucet. The Company and Mr. Doucet did not elect to the renew the employment agreement, and his employment ceased on March 31, 2018.

As part of the employment agreement, Mr. Doucet was granted a total of 9,000,000 restricted stock units, which vest in twelve (12) equal installments (750,000 restricted stock units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next eleven (11) calendar months, provided that Mr. Doucet is employed by the Company on such vesting date or, if the initial term under the employment agreement has expired, Mr. Doucet has not materially breached any non-competition, non-solicitation and other post-termination of employment obligations.

Brandy M. Keen

On October 10, 2017, the Company entered into an employment agreement with Ms. Keen, the Company’s Vice President, Secretary and Senior Technical Advisor. The initial term of the employment agreement commenced on October 1, 2017 and will continue until December 31, 2019. However, the Company and Ms. Keen may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Ms. Keen’s employment is terminated by the Company during the initial term without cause, Ms. Keen will be entitled to receive her base salary for an additional 30 days. Following the initial term, the Company and Ms. Keen may extend the employment agreement for additional one-year terms by mutual written agreement.

Ms. Keen will receive an annualized base salary of $150,000. During the initial term, Ms. Keen will be eligible to participate in the Company’s sales incentive program for sales personnel, as in effect and as amended from time to time by the Company (the “Sales Program”). In connection with the Sales Program, Ms. Keen will be entitled to a sales incentive equal to one-quarter of one percent (0.25%) of the revenue collected and earned from the Company’s sales, payable quarterly in arrears.

Subject to the approval of the independent members of the Board, Ms. Keen may be eligible to participate in the Company’s Equity Incentive Plan. The independent members of the Board have not approved Ms. Keen’s participation in the Equity Incentive Plan, and Ms. Keen has not been granted, nor does Ms. Keen hold, any equity awards under the Equity Incentive Plan.

Chris Bechtel

On September 6, 2017, the Company entered into an employment agreement with Mr. Bechtel, the Company’s Chief Executive Officer and President. The initial term of the employment agreement commenced on August 17, 2017, the date Mr. Bechtel was appointed as the Chief Executive Officer and President, and will continue until December 31, 2019. However, the Company and Mr. Bechtel may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Mr. Bechtel’s employment is terminated by the Company during the initial term without cause, Mr. Bechtel will be entitled to receive his base salary for an additional 30 days. Following the initial term, the Company and Mr. Bechtel may extend the employment agreement for additional one-year terms by mutual written agreement.

Mr. Bechtel will receive an annualized base salary of $180,000. Beginning December 31, 2017 and for each six-month period through December 31, 2019, Mr. Bechtel will also be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined, in its sole discretion, that Mr. Bechtel’s performance has been average or better for such special bonus period.

The Board also granted Mr. Bechtel a total of 3,000,000 restricted stock units, which vest based on Mr. Bechtel’s continued service and subject to the following performance thresholds: (i) 1,500,000 restricted stock units will vest on March 31, 2019 if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 restricted stock units will vest on March 31, 2020 if the Company achieves 2019 revenue of $25,000,000.

In consideration of the grant of the restricted stock units and the eligibility for the special bonus, Mr. Bechtel agreed to terminate and cancel the non-qualified stock options to purchase 900,000 shares of the Company’s common stock, which were granted to him as an equity retention award in connection with his appointment to the Board on August 8, 2017.

In the event of a change of control involving the Company, (i) any restricted stock units not already vested will become vested (other than those restricted stock units that were previously forfeited due to failure to meet the performance threshold), and (ii) any remaining special bonuses related to any bonus period ending after the date of the change of control will become due and payable, provided Mr. Bechtel continues to provide services to the Company on the date immediately preceding the date of the change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the shares of our common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding common stock. The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of April 23, 2018. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o Surna Inc. 1780 55th Street, Boulder, Colorado 80301.

	Common Stock		Preferred Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)	Number of Shares Owned Beneficially (1)	Percentage of Class (3)

Directors
Chris Bechtel (4)	14,482,761	6.6%	-	-
Timothy J. Keating	1,553,025	0.7%	-	-
Brandy M. Keen (5)	20,284,669	9.4%	17,594,835	22.8%
J. Taylor Simonton (6)	997,469	0.5%	-	-

Executive Officers who are not Directors	-	-	-	-

Executive Officers and Directors as a Group	37,317,924	17.1%	17,594,835	22.8%

5% or More Stockholders
Morgan Paxhia (7)	7,640,103	3.5%	33,428,023	43.3%
Stephen B. Keen (8)	3,579,834	1.7%	17,594,834	22.8%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 214,976,478 shares of the Company’s common stock issued and outstanding as of April 23, 2018.

(3) Based on a total of 77,200,000 shares of the Company’s preferred stock issued and outstanding as of April 23, 2018.

(4) Includes 2,850,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days after April 23, 2018.

(5) Includes 3,579,834 shares of common stock held jointly with her spouse, Stephen B. Keen.

(6) Includes 900,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 23, 2018.

(7) Morgan Paxhia resigned as a director effective May 31, 2017. Includes 7,613,681 shares of common stock and 33,428,023 shares of preferred stock owned by Demeter Capital Group LP (“Demeter”), 800 shares of common stock owned by Mr. Paxhia, and 460,525 shares of common stock issuable upon the exercise of warrants held by Poseidon Asset Management LLC (“Poseidon”) which are exercisable within 60 days after April 23, 2018. Mr. Paxhia and his sister, Emily Paxhia, are the managing members of Poseidon and in such capacities exercise voting and dispositive power over the securities beneficially owned by Poseidon. Poseidon is the general partner and/or investment manager of Demeter and in such capacity exercises voting and dispositive power over the securities beneficially owned by Demeter. The address for Mr. Paxhia, Ms. Paxhia, Poseidon and Demeter is 130 Frederick Street, #102, San Francisco, CA 94117.

(8) Includes 3,579,834 shares of common stock held jointly with his spouse, Brandy M. Keen. The address for Mr. Keen is 6914 Peace Street, Frederick CO 80530.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Amounts Due to Stockholders

In July of 2014, the Company issued a $250,000 unsecured promissory note (“Hydro Note”) to Ms. Keen and Stephen B. Keen as part of the purchase price of Hydro Innovations, LLC (“Hydro”). Mr. Keen is a principal shareholder of the Company and was a former executive officer and director, and is now a consultant to the Company (see below). Ms. Keen, the wife of Mr. Keen, is also a principal shareholder of the Company and has been, and currently serves as, an executive officer and director of the Company. The interest rate is 6% per annum. As of December 31, 2017, the Hydro Note had a balance of $6,927. Subsequent to December 31, 2017, the balance of the Hydro Note was paid in full.

Stephen Keen Consulting Agreement

On May 10, 2017, the Board approved a three-year consulting agreement between the Company and Mr. Keen, a principal shareholder of the Company and a former executive officer and director. Under the consulting agreement, Mr. Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also includes certain activity restrictions which prohibit Mr. Keen from competing with the Company. In connection with the execution of this consulting agreement, Mr. Keen’s employment with the Company ceased as of April 28, 2017 and he resigned as a director of the Company on May 10, 2017.

Sterling Pharms Equipment Agreement

On May 10, 2017, the Board approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Mr. Keen, which operates a Colorado-regulated cannabis cultivation facility currently under construction. Under this agreement, the Company agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500. Also, under this agreement, Sterling agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000. As of December 31, 2017, Sterling had accepted substantially all the equipment under this agreement, but is in the process of completing the installation of the equipment. Pursuant to the terms of this agreement, the respective payments will begin upon the delivery and installation of the equipment.

Subsequent to the execution of this agreement, the Company and Sterling agreed to revise the equipment schedule to the original agreement to include additional equipment purchased by the Company. On March 22, 2018, the Company and Sterling entered into an amendment of the original agreement to include the additional leased equipment as discussed above and to increase the quarterly fee payable to the Company to $18,330. The amendment of the original agreement also provided that, upon expiration of the initial three-year term, either: (i) the leased equipment would be returned to the Company and the agreement would terminate, (ii) Sterling could purchase the leased equipment at the agreed upon residual value of $81,827, or (iii) Sterling and the Company could agree to an extension of the original agreement at mutually agreed to quarterly payments to and from the parties.

During 2017, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Company Policy Regarding Related Party Transactions

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company has a code of business conduct and ethics that generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of business conduct and ethics can generally only be obtained from the Board and are publicly disclosed as required by applicable law and regulations.

In addition, the charter of the Audit Committee of our Board tasks the Audit Committee with reviewing all related party transactions for potential conflict of interest situations on an ongoing basis (if such transactions are not reviewed and overseen by another independent body of the Board). In accordance with that policy, the Audit Committee’s general practice is to review and oversee any transactions that are reportable as related party transactions under the Financial Accounting Standards Board (“FASB”) and SEC rules and regulations. Management advises the Audit Committee and the full Board on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

Item 14. Principal Accountant Fees and Services

On November 28, 2017, the Audit Committee engaged Anton Collins Mitchell LLP (“ACM”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017 replacing RBSM LLC (“RBSM”). RBSM acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016 and reviewed the Company’s financial statements included in the Company’s quarterly reports filed on Form 10-Q for 2017. ACM acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017.

ACM has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees of ACM (and its predecessor, RBSM), our independent registered public accounting firm, for the years ended December 31, 2017 and 2016, respectively:

	2017			2016
	ACM	RBSM		RBSM
Audit Fees	$125,000	$60,800		$106,816
Audit-Related Fees	-	12,500		-
Tax Fees	-	7,500	(1)	16,200	(2)
Other Fees	-	-		-
Total	$125,000	$80,800		$123,016

(1) Tax fees in 2017 relate to tax returns for the 2015 and 2016 years

(2) Tax fees in 2016 relate to tax returns for years prior to 2015

Audit Fees. Audit fees consist of fees billed by our independent registered public accounting firms for professional services rendered in connection with the audit of our annual consolidated financial statements, and the review of our consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Audit-related services consist of fees billed by our independent registered public accounting firms for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include the review of our registration statements on Forms S-8.

Tax Fees. Tax fees consist of fees billed by our independent registered public accounting firms for professional services rendered for tax compliance, tax planning and tax advice. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy

Our Audit Committee pre-approves all services to be provided by our independent registered public accounting firm. Since the formation of our Audit Committee in May 2017, all fees paid to our independent registered public accounting firm for services were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

See accompanying index to exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: April 24, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: April 24, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 24, 2018	By:	/s/ Brandy M. Keen
Brandy Keen, Director

Dated: April 24, 2018	By:	/s/ Chris Bechtel
Chris Bechtel, Director

Dated: April 24, 2018	By:	/s/ Timothy J. Keating
Timothy J. Keating, Chairman of the Board

Dated: April 24, 2018	By:	/s/ J. Taylor Simonton
J. Taylor Simonton, Director

EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.