Form 10-Q
period 2018-03-31
Surna Inc.
filed 2018-05-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 14, 2018, the number of outstanding shares of common stock of the registrant was 214,976,478.

Surna Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended March 31, 2018

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly owned subsidiary.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$880,996	$2,468,199
Accounts receivable (net of allowance for doubtful accounts of $143,166 and $105,267, respectively)	211,265	422,589
Other receivables	1,580	550
Inventory, net	562,540	522,622
Prepaid expenses	193,899	293,458
Total Current Assets	1,850,280	3,707,418
Noncurrent Assets
Property and equipment, net	589,259	401,356
Goodwill	631,064	631,064
Intangible assets, net	38,280	37,985
Deposits	51,000	51,000
Total Noncurrent Assets	1,309,603	1,121,405

TOTAL ASSETS	$3,159,883	$4,828,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,547,742	$1,969,263
Deferred revenue	633,033	1,011,871
Amounts due to shareholders	-	6,927
Derivative liabilities	-	410,880
Total Current Liabilities	2,180,775	3,398,941

NONCURRENT LIABILITIES
Deferred rent	118,381	17,396
Total Noncurrent Liabilities	118,381	17,396

TOTAL LIABILITIES	2,299,156	3,416,337

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 214,976,478 and 206,248,522 shares issued and outstanding, respectively	2,150	2,062
Additional paid in capital	21,939,348	20,664,563
Accumulated deficit	(21,081,543)	(19,254,911)
Total Shareholders’ Equity	860,727	1,412,486

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,159,883	$4,828,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue, net	$2,054,728	$1,593,092

Cost of revenue	1,672,714	1,164,756

Gross profit	382,014	428,336

Operating expenses:
Advertising and marketing expenses	211,016	106,205
Product development costs	75,172	93,789
Selling, general and administrative expenses	2,000,916	817,960
Total operating expenses	2,287,104	1,017,954

Operating loss	(1,905,090)	(589,618)

Other income (expense):
Interest and other income, net	178	2,951
Interest expense	(35)	(27,114)
Amortization of debt discount on convertible promissory notes	-	(27,048)
Loss on extinguishment of debt	-	(415,000)
Gain on change in fair value of derivative liabilities	21,403	55,000
Total other income (expense)	21,546	(411,211)

Loss before provision for income taxes	(1,883,544)	(1,000,829)

Income taxes	-	-

Net loss	$(1,883,544)	$(1,000,829)

Loss per common share – basic and dilutive	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and dilutive	210,142,557	168,224,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,254,911)	$1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,197,999)	$1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,207,619	22	(22)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	1	18,374	-	18,375
Common shares issued on settlement of restricted stock units and award of stock bonuses	-	-	5,210,000	52	(52)	-	-
Common shares issued as compensation for services	-	-	385,337	5	109,046	-	109,051
Common shares issued in settlement agreement	-	-	800,000	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	358,123	-	358,123
Fair value of vested stock options granted to employees	-	-	-	-	27,568	-	27,568
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	145,879	-	145,879
Net loss	-	-	-	-	-	(1,883,544)	(1,883,544)
Balance March 31, 2018	77,220,000	$772	214,976,478	$2,150	$21,939,348	$(21,081,543)	$860,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,883,544)	$(1,000,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	26,872	11,752
Amortization of debt discounts	-	20,181
Amortization of original issue discount on notes payable	-	7,663
Gain on change in derivative liabilities	(21,403)	(55,000)
Compensation paid in equity	640,621	130,069
Provision for doubtful accounts	37,899	-
Provision for excess and obsolete inventory	(9,947)	-
Loss on extinguishment of debt	-	415,000

Changes in operating assets and liabilities:
Accounts and other receivable	172,395	3,856
Inventory	(29,971)	(26,139)
Prepaid expenses	99,559	(60,088)
Accounts payable and accrued liabilities	(236,932)	(266,065)
Deferred revenue	(321,926)	(496,483)
Accrued interest	-	(22,060)
Deferred rent	985	-
Net cash used in operating activities	(1,525,392)	(1,338,143)

Cash Flows From Investing Activities
Capitalization of intangible assets	(1,550)	(4,476)
Purchases of property and equipment	(159,927)	-
Proceeds from payment of tenant improvement allowance	100,000	-
Cash disbursed for equipment held for lease	(11,782)	-
Payments received on note receivable	-	77,218
Net cash (used in) provided by investing activities	(73,259)	72,742

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	-	2,685,000
Payments on convertible notes payable	-	(270,000)
Proceeds from issuance of notes payable	-	500,000
Proceeds from exercises of stock options	3,375	-
Proceeds from exercise of investor warrants	15,000	-
Payments on loans from shareholders	(6,927)	-
Net cash provided by financing activities	11,448	2,915,000

Net (decrease) increase in cash	(1,587,203)	1,649,599
Cash, beginning of period	2,468,199	319,546
Cash, end of period	$880,996	$1,969,145

Supplemental cash flow information:
Interest paid	$35	$-

Non-cash investing and financial activities:
Conversions of promissory notes and accrued interest to common stock	$-	$639,155
Equity issued in settlement	$226,400	$-
Extinguishment of derivative liability on cashless exercise of warrants	$389,477	$-
Unpaid purchases of equipment and other assets	$41,811	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company develops innovative technologies and products that monitor, control and or address the energy and resource intensive nature of indoor cannabis cultivation. Currently, the Company’s revenue stream is derived primarily from supplying industrial technology and products to commercial indoor cannabis cultivation facilities. Headquartered in Boulder, Colorado, the Company’s engineering and technical team provides solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, and process controls, energy and water efficiency, and satisfaction of the evolving code and regulatory requirements being imposed at the state and local levels. The Company’s objective is to leverage its experience in this space in order to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e,. indoor and greenhouses) cultivation facilities. The Company is not involved in the production or sale of cannabis.

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $1,884,000 for the three months ended March 31, 2018, and had an accumulated deficit of approximately $21,082,000 as of March 31, 2018. Since inception, the Company has financed its activities principally through debt and equity financing and customer deposits. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Basis of Consolidation

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

On a Recurring Basis

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the third quarter of 2015, the Company issued convertible notes (the “Notes”) to three accredited investors in the aggregate original principal amount of $711,000, together with warrants to purchase up to an aggregate of 2,625,000 shares of the Company’s common stock (the “Warrants”). The Warrants, which were outstanding as of December 31, 2017, provided for a reduction in the exercise price in the event the Company issued common stock in a registered offering at a price below the exercise price. In such event, the exercise price under the Warrants would be reduced to the price of the common stock in the dilutive issuance. The Company determined that these outstanding Warrants subject to the exercise price reduction qualified as a derivative financial instrument.

During the three months ended March 31, 2018, all of the outstanding Warrants were exercised on a cashless basis, and the Company extinguished the derivative liability of $389,000 and recorded an increase in additional paid-in capital of the same amount. The gain on change in derivative liabilities presented in the statement of operations for the three months ended March 31, 2018 represents the gain on derivatives through the date of the cashless exercise of these warrants.

Financial liabilities carried at fair value, measured on a recurring basis were as follows:

	As of March 31, 2018					As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Gain(1)	Level 1	Level 2	Level 3	Fair Value	Gain(2)
Financial liabilities:
Derivative liabilities - warrants	$-	$-	$-	$-	$21,403	$-	$-	$410,880	$410,880	$66,934
Total financial liabilities	$-	$-	$-	$-	$21,403	$-	$-	$410,880	$410,880	$66,934

(1) The gain on change in derivative liabilities presented in the statement of operations for the three months ended March 31, 2018 represents the gain on derivatives through the cashless exercise of all of the associated warrants during the three months ended March 31, 2018.

(2) Represents the gain on change in derivative liabilities for the twelve months ended December 31, 2017.

The change in the balance of the warrant derivative liabilities during the three months ended March 31, 2018 was calculated based on the closing price of the Company’s common stock on the settlement date and the net shares issued under the Warrants, which is classified as a gain on change in derivative liabilities in the condensed consolidated statements of operations.

On a Non-Recurring Basis

Intangible assets that are amortized are evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying value may not be recoverable. The recoverability test consists of comparing the undiscounted projected cash flows with the carrying amount. Should the carrying amount exceed undiscounted projected cash flows, an impairment loss would be recognized to the extent the carrying amount exceeds fair value. For the Company’s indefinite-lived goodwill, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. The Company concluded that no impairment relating to intangible assets or goodwill existed at March 31, 2018.

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “new revenue standard”) to all contracts and elected the modified retrospective method. The results for periods before 2018 were not adjusted for the new revenue standard and the cumulative effect of the change in accounting was recognized through accumulated deficit at the date of adoption. The comparative financial information presented has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new revenue standard to be immaterial to its net income (loss) on an ongoing basis.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The cumulative effect of the changes made to the condensed consolidated balance sheet for the adoption of the new revenue standard as of January 1, 2018 was as follows:

	Balance as of December 31, 2017	Adjustments Due to ASC 606	Balance as of January 1, 2018
Balance Sheet Liabilities
Deferred Revenue	$1,011,871	$(56,912)	$954,959

Shareholders' Equity
Accumulated deficit	$(19,254,911)	$56,912	$(19,197,999)

In accordance with the new revenue standard’s requirements, the disclosure of the impact of adoption on the condensed consolidated income statement and balance sheet for the three months ended March 31, 2018 was as follows:

	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement Revenues
Revenues	$2,054,728	$2,037,288	$17,440

Net loss	$(1,883,544)	$(1,866,104)	$(17,440)

Balance Sheet
Liabilities
Deferred revenue	$633,033	$707,385	$(74,352)

Shareholders' Equity
Accumulated deficit	$(21,081,543)	$(21,155,895)	$74,352

Revenue Recognition Accounting Policy Summary

The Company accounts for revenue in accordance with the new revenue standard. Under the new revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of the Company’s contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life-cycle from facility design and construction to equipment delivery and system installation and start-up. The Company does not provide construction services or system installation services. Some of the Company’s contracts with customers contain a single performance obligation, typically engineering only services contracts. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on its standalone selling price.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which the Company expects to be entitled.  The Company recognizes revenue for the sale of goods when control transfers to the customer, which primarily occurs at the time of shipment. The Company’s historical rates of return are insignificant as a percentage of sales and, as a result, the Company does not record a reserve for returns at the time the Company recognizes revenue. The Company also recognizes revenue net of sales taxes. The revenue and cost for freight and shipping is recorded when control over the sale of goods passes to the Company’s customers.

The Company also has performance obligations to perform certain engineering services that are satisfied over a period of time. Performance obligations are satisfied over-time if the customer receives the benefits as the Company performs work, if the customer controls the asset as it is being produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment. Revenue is recognized from this type of performance obligation as services are rendered based on the percentage completion towards certain specified milestones.

During the course of a customer’s project, the Company may deploy one of its engineers or technicians to the customer’s facility, as requested by the customer, to provide technical guidance either prior to, during, or after, the installation of the climate control system by a third-party contractor. Typically, one of these customer site visits is dedicated to testing that the Company’s equipment has been properly assembled and installed by the installation contractor and assuring the equipment is operating within the agreed specifications, which is commonly referred to as commissioning. The Company charges the customer a per diem fee for these customer site visits, which are generally optional, and are not related to any other performance obligation. The Company has determined that these customer site visits are separate performance obligations as they are considered distinct and the customer benefits from these visits on their own. As separate performance obligations, the revenue related to these customer site visits will be recognized at a point in time when the services are provided to the customer.

The Company offers assurance-type warranties for its products and products manufactured by others to meet specifications defined by the contracts with customers, and does not have any material separate performance obligations related to these warranties. The Company maintains a warranty reserve based on historical warranty costs.

Other Judgments and Assumptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs include certain sales commissions and incentives and are included in selling, general and administrative expenses. ASC 606-10-32-18 allows the Company to not adjust the amount of consideration to be received in a contract for any significant financing component if the Company expect to receive payment within twelve months of transfer of control of goods or services. The Company has elected this expedient as it expects all consideration to be received in one year or less at contract inception. The Company has also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. The Company recognizes revenue in the amount to which the entity has a right to invoice and has adopted this election to not provide the remaining performance obligations related to service contracts.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in its contracts.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of March 31, 2018 and December 31, 2017, the Company has no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in Deferred Revenue in the condensed consolidated balance sheet since the timing of when the Company expects to recognize revenue is generally less than one year. As of March 31, 2018 and December 31, 2017, the deferred revenue, which was classified as a current liability, was $633,033 and $1,011,871, respectively.

For the three months ended March, 31, 2018, the Company recognized revenue of $826,083 related to the deferred revenue at January 1, 2018.

Accounting for Share-Based Compensation

The Company recognizes the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that the Company grants under its equity incentive plan in its condensed consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions, which require the achievement of a specific company financial performance goal at the end of the performance period and required service period, are recognized over the performance period. Each reporting period, the Company reassesses the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected.

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

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

Share-based payments to employees, directors and non-employees totaled $640,621 and $130,069 for the three months ended March 31, 2018 and 2017, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation expenses are classified in the condensed consolidated financial statements in the same manner as if such compensation was paid in cash. The following is a summary of share-based compensation costs included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively:

	For the Three Months Ended March 31,
	2018	2017
Share-based compensation expense included in:
Cost of revenue	$41,271	$-
Advertising and marketing expenses	852	-
Product development costs	1,137	-
Selling, general and administrative expenses	597,361	130,069
Total share-based compensation expense included in consolidated statement of operations	$640,621	$130,069

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

The Company is subject to risks common to similarly-situated companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing. As a supplier of services and equipment to cannabis cultivators, the Company is also subject to risks related to the cannabis industry. Although certain states and parts of Canada, where the Company sells its products, have legalized medical and/or recreational cannabis, U.S. federal laws continue to prohibit cannabis in all its forms as well as its derivatives. Any changes in the enforcement of U.S. federal laws may adversely affect the implementation of state and local cannabis laws and regulations that permit medical or recreational cannabis and, correspondingly, may adversely impact the Company’s customers. The Company’s success is also dependent upon its ability to raise additional capital and to successfully develop and market its products.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s senior management team in deciding how to allocate resources and in assessing performance. The Company has one operating segment that is dedicated to the manufacture and sale of its products.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

Note 3 – Inventory

Inventory consisted of the following:

	March 31, 2018	December 31, 2017
Finished goods	$688,898	$569,047
Work in progress	14,115	14,348
Raw materials	172,964	262,611
Allowance for excess & obsolete inventory	(313,437)	(323,384)
Inventory, net	$562,540	$522,622

Overhead expenses of $36,436 and $28,554 were included in the inventory balance as of March 31, 2018 and December 31, 2017, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31, 2018	December 31, 2017

Furniture and equipment	$346,697	$326,894
Equipment held for lease to related party	171,588	159,806
Vehicles	15,000	15,000
Leasehold improvements	215,193	33,257
	748,478	534,957
Accumulated depreciation	(159,219)	(133,601)
Property and equipment, net	$589,259	$401,356

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2018	December 31, 2017

Accounts payable	$851,362	$1,159,975
Sales commissions payable	31,342	21,931
Accrued payroll liabilities	291,343	58,557
Product warranty accrual	112,840	105,122
Commercial dispute settlement	-	332,418
Other accrued expenses	260,855	291,260
Total	$1,547,742	$1,969,263

Note 6 – Related Party Agreements and Transactions

Amounts Due to Shareholders

In July of 2014, the Company issued a $250,000 unsecured promissory note (“Hydro Note”) to Stephen and Brandy Keen as part of the purchase price of Hydro. Stephen Keen is a principal shareholder of the Company and was a former executive officer and director, and is now a consultant to the Company (see below). Brandy Keen, the spouse of Stephen Keen, is also a principal shareholder of the Company and has been, and currently serves as, an executive officer and director of the Company. See Note 12. As of December 31, 2017, the Hydro Note had a balance of $6,927, which was reflected on the balance sheet as a current liability. During the three months ended March 31, 2018, the balance of the Hydro Note was paid in full.

Stephen Keen Consulting Agreement

On May 10, 2017, the Board approved a three-year consulting agreement between the Company and Stephen Keen, a principal shareholder of the Company and a former executive officer and director. Under the consulting agreement, Stephen Keen will provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also includes certain activity restrictions which prohibit Stephen Keen from competing with the Company. Pursuant to the terms of this consulting agreement, the Company recorded consulting fees of $7,500 payable to Stephen Keen during the three months ended March 31, 2018. See Note 12.

Sterling Pharms Equipment Agreement

On May 10, 2017, the Board approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Stephen Keen, which operates a Colorado-regulated cannabis cultivation facility currently under construction. Under this agreement, the Company agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500 from Sterling. Also, under this agreement, Sterling agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 22, 2018, the Company and Sterling entered into an amendment of the original agreement to include additional leased equipment and to increase the quarterly fee payable to the Company to $18,330. The amendment of the original agreement also provided that, upon expiration of the initial three-year term, either: (i) the leased equipment would be returned to the Company and the agreement would terminate, (ii) Sterling could purchase the leased equipment at the agreed upon residual value of $81,827, or (iii) Sterling and the Company could agree to an extension of the original agreement at mutually agreed to quarterly payments to and from the parties.

After giving effect to the amended quarterly fees received from Sterling ($18,330) and the quarterly fees paid to Sterling ($12,000), the Company will receive a net payment of $6,330 from Sterling each quarter.

Subsequent to March 31, 2018, Sterling accepted delivery of the remaining leased equipment and completed installation of the equipment at its facility. Accordingly, the term of this agreement, which commences upon complete installation of the equipment, begins on May 1, 2018 and expires April 30, 2021.

Note 7 – Derivative Liabilities

The Company determined that the Warrants qualified as derivative financial instruments. Accordingly, the Warrants were recorded as derivative liabilities and were marked to market at the end of each reporting period. Any change in fair value during the period is recorded as gain (loss) on change in derivative liabilities in the condensed consolidated statements of operations.

During the three months ended March 31, 2018, all of the outstanding Warrants were exercised on a cashless basis and the Company extinguished the derivative liability of $389,000 and recorded an increase in additional paid-in capital of the same amount. The gain on change in derivative liabilities presented in the statement of operations for the three months ended March 31, 2018 represents the gain on derivatives through the date of the cashless exercise of the Warrants.

The following table sets forth movement in the derivative liability related to the Warrants:

Balance December 31, 2017	$410,880
Gain on change in derivative liability, net	(21,403)
Balance prior to exercise of associated warrants	389,477
Extinguishment of derivative liability on cashless exercise of associated warrants	(389,477)
Balance March 31, 2018	$-

Note 8 – Commitments and Contingencies

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Internal Revenue Service Penalties

The Company has been penalized by the Internal Revenue Service (“IRS”) for failure to file its Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. The penalties and interest approximate $115,000. The Company’s request that the penalties be abated for reasonable cause was denied by the IRS in September 2017. The Company has appealed the IRS’s denial based on statutory grounds under Revenue Procedure 92-70, which provides a summary filing procedure for filing Form 5471 with respect to dormant foreign corporations. Persons complying with this revenue procedure are deemed to satisfy their Form 5471 filing obligations with respect to dormant foreign corporations and are not subject to penalties related to the failure to timely file a complete Form 5471 and to timely furnish information requested thereon. The IRS has notified the Company that it has referred the appeal to a regional appeals office for handling, and the Company has not yet received any response from the appeals office. The Company believes it has complied with the summary filing procedures for filing Form 5471 under Revenue Procedure 92-70 and the likelihood of abatement is more likely than not. As a result, no amounts have been accrued for this contingency as of March 31, 2018 and December 31, 2017. However, there can be no assurance of any abatement until the IRS acts upon the appeal.

Building Lease

The Company has a lease agreement for its manufacturing and office space consisting of approximately 18,600 square feet, which commenced on September 29, 2017 and continues through August 31, 2022. The monthly rental rate of $18,979 will continue until August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. The Company made a security deposit of $51,000 and received a $100,000 tenant allowance for leasehold improvements.

The following is a schedule by years of the minimum future lease payments on the building lease as of March 31, 2018.

Year Ended December 31,
2018	$173,088
2019	236,926
2020	244,034
2021	251,355
2022	170,888
Total future minimum lease payments	$1,076,291

Total rent under the building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to deferred rent on the condensed consolidated balance sheets.

The Company recorded to deferred rent a credit for the tenant improvements paid for or reimbursed by the landlord during the three months ended March 31, 2018. Depreciation of the leasehold improvements and amortization of the credit have been determined based on a straight-line basis over the remaining term of the lease. The amortization of the credit for the tenant improvement allowance will result in a corresponding reduction in rent expense over the term of the lease.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Equity Issuances

During the three months ended March 31, 2018, the Company issued shares of its restricted common stock as follows:

●	100,000 shares upon the exercise of certain warrants by an investor and payment of the exercise price of $15,000;

●	1,039,079 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	1,168,540 shares upon exercise of the Warrants by investors on a cashless exercise basis;

●	800,000 shares in connection with the settlement of a commercial dispute; and

●	173,675 shares to a consultant as compensation for services rendered in connection with recruiting.

During the three months ended March 31, 2018, the Company also issued shares of its common stock under the 2017 Equity Incentive Plan (the “2017 Equity Plan”) as follows:

●	3,650,000 shares to certain employees and independent directors in settlement of vested restricted stock units;

●	1,560,000 shares pursuant to special incentive stock bonuses earned by the CEO and another employee for the period ended December 31, 2017;

●	53,004 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the fourth quarter of 2017;

●	158,658 shares to a consultant as compensation for services rendered in lieu of cash fees of $44,900 for the period November 1, 2017 to February 13, 2018; and

●	25,000 shares upon exercise of non-qualified stock options by a former employee upon payment of the exercise price of $3,375.

Note 10 – Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the 2017 Equity Plan in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of March 31, 2018, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards totaling 33,895,831 shares. Of these total awards, as of March 31, 2018, (i) awards related to 3,245,000 shares have been forfeited or expired, (ii) 8,240,831 shares have been issued on settlement of vested awards, and (iii) awards related to 22,410,000 remain outstanding.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at March 31, 2018 was $835,946, which will be recognized over approximately 2.0 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options and RSUs which are subject to vesting based on the achievement of $18,000,000 in revenue for 2018 and $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of March 31, 2018 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense was recognized. The unrecognized compensation expense with respect to these Performance-based Awards at March 31, 2018 was $1,359,598.

Non-Qualified Stock Options

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2018, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 118.90%; expected term in years 7.5 and risk-free interest rate 2.77%.

A summary of the non-qualified stock options granted to employees under the 2017 Equity Plan as of March 31, 2018, and changes during the three months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	10,235,000	$0.121	8.7	$1,218,375
Granted	1,000,000	$0.283
Exercised	(25,000)	$0.135
Forfeited	(50,000)	$0.135
Expired	-	-
Outstanding, March 31, 2018	11,160,000	$0.135	8.6	$442,100
Exercisable, March 31, 2018	1,860,008	$0.124	4.2	$94,350
Outstanding vested and expected to vest, March 31, 2018	2,860,000	$0.127	6.0	$137,850

Performance options based on 2018 and 2019 revenue thresholds - uncertain vesting as of March 31, 2018	8,300,000	$0.138	9.5	$304,250

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options granted to employees under the 2017 Equity Plan as of March 31, 2018, and any changes during the three months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2017	8,349,992	$0.107	$1,000,499
Granted	1,000,000	$0.257
Vested	-	-
Forfeited	(50,000)	$0.122
Expired	-	-
Nonvested, March 31, 2018	9,299,992	$0.123	$347,750

During the three months ended March 31, 2018, the Company recorded $15,363 as compensation expense related to vested options issued to employees, net of forfeitures. As of March 31, 2018, total unrecognized share-based compensation related to unvested options was $1,098,973, of which $75,075 was related to time-based vesting and $1,023,898 was related to performance-based vesting.

As of March 31, 2018, the Company had granted non-qualified options to purchase 10,250,000 shares which were performance-based. At December 31, 2017, non-qualified options to purchase 1,950,000 shares were forfeited due to the failure to satisfy the 2017 revenue and bookings performance thresholds. Of the remaining non-qualified options to purchase 8,300,000 shares which are performance-based, the Company has determined that the likelihood of the 2018 and 2019 performance thresholds being satisfied is remote as of the date of grant and March 31, 2018; therefore, no expense was recognized. As of March 31, 2018, the performance-based non-qualified stock options include: (i) 3,350,000 options that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 4,950,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

A summary of the non-qualified stock options granted to the directors under the 2017 Equity Plan as of March 31, 2018, and changes during the three months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2017	900,000	$0.135	9.6	$94,500
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, March 31, 2018	900,000	$0.135	9.4	$36,000
Exerciseable, March 31, 2018	900,000	$0.135	9.4	$36,000
Outstanding vested, March 31, 2018	900,000	$0.135	9.4	$36,000

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options granted to directors under the 2017 Equity Plan as of March 31, 2018, and any changes during the three months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2017	450,000	$0.123	$52,470
Granted	-	-
Vested	(450,000)	$0.123
Forfeited	-	-
Expired	-	-
Nonvested, March 31, 2018	-	-	$-

During the three months ended March 31, 2018, the Company recorded $12,205 as compensation expense related to vested options issued to directors. As of March 31, 2018, total unrecognized share-based compensation related to unvested options was $0.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan as March 31, 2018, and changes during the three months then ended, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	13,800,000	$0.122	$3,312,000
Granted	200,000	$0.283
Vested and settled with share issuance	(3,650,000)	$0.131
Forfeited	-	-
Outstanding, March 31, 2018	10,350,000	$0.122	$1,811,250
Expected to vest as of March 31, 2018	7,350,000	$0.126	$1,286,250

2018/2019 Performance Units - uncertain vesting	3,000,000	$0.112	$525,000

During the three months ended March 31, 2018, the Company recorded $358,123 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of March 31, 2018, total unrecognized share-based compensation related to unvested RSUs was $636,533, of which $300,833 was related to time-based vesting and $335,700 was related to performance-based vesting. The total intrinsic value of RSUs vested and settled with share issuance was $895,400 for the three months ended March 31, 2018, based on the closing price of the Company’s stock on the vesting date.

As of March 31, 2018, the Company had granted 3,000,000 RSUs to the CEO which were performance-based. The Company has determined that the likelihood of the performance thresholds being satisfied is remote as of the date of grant and March 31, 2018; therefore, no expense was recognized. As of March 31, 2018, the performance-based RSUs include: (i) 1,500,000 RSUs that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Incentive Stock Bonus Awards

Incentive stock bonuses awarded pursuant to certain employment agreements are treated as vesting over each award’s service period based on the fair value of the award at the time of grant. Even though the awards are subject to Board approval, the awards are treated as vesting over each service period because it is more likely than not that the Board will approve the award based on the “average or better” employee performance standard. Since the awards are denominated in shares of common stock, the fair value of the vested award is charged to additional paid-in capital. In the event the Board does not approve these incentive stock bonus awards, the Company would reverse any previously recognized compensation costs related to these awards.

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan as March 31, 2018, and changes during the three months then ended, are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2017	7,040,000	$0.113	$1,689,600
Awarded	-	-
Vested	-	-
Forfeited	-	-
Unvested, March 31, 2018	7,040,000	$0.113	$1,232,000
Expected to vest as of March 31, 2018	7,040,000	$0.113	$1,232,000

During the three months ended March 31, 2018, the Company recorded $145,879 as compensation expense related to vested stock bonus awards issued to employees. As of March 31, 2018, total unrecognized share-based compensation related to unvested stock bonus awards was $460,038.

Note 11 – Income Taxes

As of December 31, 2017, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $10,848,000, which will expire, if not utilized, in the years 2034 through 2037. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets (including NOLs) will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2017 and March 31, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets (including NOLs) in the foreseeable future.

Note 12 – Subsequent Events

The Company has evaluated all subsequent events through May 15, 2018, the date the financial statements were available to be issued. The following events occurred after March 31, 2018.

On April 18, 2018, the Board approved the issuance of 100,000 shares of its restricted common stock to a former consultant for services previously rendered and recorded the consulting fee expense of $23,000 during the three months ended March 31, 2018. These shares have not yet been issued.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 10, 2018, the Board approved the issuance of 1,000,000 shares under the 2017 Equity Plan to a consultant as bonus compensation. The consulting fee expense of $224,500, based on the closing price of the Company’s common stock on May 9, 2018, related to this issuance will be recorded in the second quarter of 2018. These shares have not yet been issued.

Subject to the remittance of required withholding taxes by certain employees, and the execution and delivery of a release agreement from a prior CEO, the Company will issue 1,900,000 shares under the 2017 Equity Plan in settlement of certain RSUs that have vested since March 31, 2018.

On May 10, 2018, Brandy M. Keen, one of the Company’s founders, notified the Board of Directors (the “Board”) of her resignation as the Company’s Vice President and Secretary and as a member of the Board effective May 10, 2018. Ms. Keen’s resignation was a personal decision and was not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

On May 10, 2018, the Board and Ms. Keen agreed to amend her employment agreement with the Company to continue as a Senior Technical Advisor. The term of her employment agreement will be extended from December 31, 2019 to April 30, 2020. Beginning May 1, 2019, Ms. Keen will become a part-time employee, will be able to relocate her personal residence outside Colorado, and will be expected to attend significant trade shows, major customer meetings, and meetings at the Boulder office from time to time. Ms. Keen’s current base salary will remain unchanged at $150,000, until May 1, 2019, when Ms. Keen’s annualized base salary will become $75,000 and she will no longer be eligible to receive any sales incentives.

The Board also agreed to grant Ms. Keen a total of 4,800,000 restricted stock units (“RSUs”), which will vest as follows:

a.	1,000,000 RSUs vest on June 30, 2018, subject to her continued employment through the vesting date;

b.	1,000,000 RSUs vest on December 31, 2018, subject to her continued employment through the vesting date;

c.	1,000,000 RSUs vest on June 30, 2019, subject to her continued employment through the vesting date;

d.	1,000,000 RSUs vest on December 31, 2019, subject to her continued employment through the vesting date; and

e.	800,000 RSUs vest on April 30, 2020, subject to her continued employment through the vesting date.

The foregoing RSUs will continue to vest if Ms. Keen’s employment is terminated by the Company without cause.

The restrictive covenants following the termination or expiration of the employment agreement will be extended from one year to two years from the date of termination or expiration. Following the expiration of the employment agreement on April 30, 2020, Ms. Keen will reasonably cooperate with the Company on certain business matters upon reasonable notice and during normal business hours for compensation as a consultant at a rate of $85 per hour.

The Company will cooperate in the implementation of a Section 10b-5 common stock sales plan commencing on or about January 1, 2019, to allow Ms. Keen and her spouse, Stephen Keen, the Company’s other founder (collectively, the “Keens”), to sell shares of common stock owned by them in open market transactions. The plan will allow the Keens to sell shares of the Company’s common stock in monthly intervals and in an amount not to exceed 200,000 shares per month.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 10, 2018, the Board and Mr. Keen agreed to terminate the 2017 consulting agreement between Mr. Keen and the Company. See Note 6. The Company will have no further obligations to Mr. Keen under the consulting agreement other than payment of consulting fees through May 31, 2018. Mr. Keen will remain subject to the restrictive covenants regarding his post-termination activities for the one-year period following termination as currently set forth in the consulting agreement. However, the Company will release Mr. Keen from any of the post-termination restrictions for any activities conducted by Mr. Keen associated with a specific hybrid cultivation facility project (the “Project”) with a third-party in which Mr. Keen intends to be involved as an operator and owner. In addition, the Company will not take any action against Mr. Keen or the Project owner alleging that Mr. Keen’s activities and work with the Project violates the inventions and intellectual property provisions contained in the consulting agreement.

On May 10, 2018, the Company and the Keens agreed to enter into a stock repurchase agreement under which the Company will purchase shares of common stock held by the Keens at an aggregate purchase price of $400,000. The repurchase of any shares of common stock by the Company is subject to the Company’s closing of a private financing of not less than $1,500,000. The price for the shares of common stock being repurchased by the Company will be equal to 80% of the price paid by investors in the private financing. There is no assurance that the Company will be able to complete a private financing.

On May 10, 2018, the Company and the Keens agreed to enter into an option to purchase agreement under which the Company will have the right, but not the obligation, to acquire all the 35,189,669 shares of preferred stock owned by the Keens. There are a total of 77,220,000 shares of preferred stock outstanding, owned by a total of six individuals including the Keens. The option will expire on April 30, 2020. Upon exercise of the option, the Company will issue one share of common stock for each 1,000 shares of preferred stock purchased by the Company. The common stock issued upon exercise will be restricted shares. As consideration for the Keens’ grant of the option, the Company will pay them $5,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements and Projections” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Overview

We design, engineer and manufacture application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Our engineering and technical team provides energy and water efficient solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state and local levels.

Headquartered in Boulder, Colorado, we leverage our experience in this space in order to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e., indoor and greenhouses) cultivation facilities. We have been involved in consulting, equipment sales and/or full-scale design for over 700 grow facilities since 2006 making us a trusted resource for indoor environmental design and control management for the cannabis industry.

Our customers have included small cultivation operations to licensed commercial facilities ranging from several thousand to more than 100,000 square feet. We have sold our equipment and systems throughout the U.S. and Canada as well as internationally in South Africa, Switzerland and the United Kingdom. Our revenue stream is derived primarily from supplying mechanical engineering services and climate and environmental control equipment to commercial indoor cannabis grow facilities in North America. We also sell equipment to smaller cultivators who can purchase either directly from us, or from our authorized wholesalers or retailers. Though our customers do, we neither produce nor sell cannabis.

Shares of our common stock are traded on the OTCMarkets under the ticker symbol “SRNA.”

Recent Accomplishments in Connection with Company Repositioning and Upgrading

About a year ago, we made a commitment to reposition and undertake a top-to-bottom upgrade of every aspect of the Company’s business. As with any such process, the investment is typically made upfront and the benefits take time to manifest themselves in terms of increased revenue and an improvement in profitability. In the short-term, profitability worsens, and losses may increase. We expect that our experience will be similar. Moreover, after a sales cycle that can last up to 12 months to book a new order, we then have a project life-cycle, discussed below, where our engineering services and climate control equipment are performed and delivered to our customers, typically over a period of four months to two years. Thus, we expect that the return on our investment in repositioning and upgrading will be borne out over the next four to 10 quarters.

Some of the Company’s notable accomplishments in this regard include the following:

Management and People

●	Appointment of a new CEO in August 2017, who had already been a significant investor in the Company
●	Installation of a new management team with key hires in the Company’s three most important divisions: engineering, sales management and project management
●	Recruitment of an expanded, professional engineering team which now includes five full-time engineers
●	Expansion and upgrading of our sales team
●	Expanded project management staffing and role to facilitate timely and efficient completion of the project life-cycle

Business Development and Growth

●	Shift in focus to commercial-scale projects (orders over $100,000), with 13 commercial-scale facilities already booked in Q1 2018 compared to 22 in all of 2017
●	Emphasis on new opportunities in California and Canada, with 8 commercial-scale facilities booked in Q1 2018 representing $2.8 million in total bookings
●	Increased investment in product development and new product offerings to meet the changing and expanding needs of our customer, which we believe also increases the Company’s ability to add engineering and design value
●	Broadening of the scope of engineering solutions that we are now able to offer to customers
●	Expansion of our production floor space from 5,900 to 9,200 square feet within our existing facility, thereby eliminating the need for what would otherwise have been a costly move
●	Launch of a new website designed to make it easier for our potential customers and partners to understand the Company’s value proposition

Corporate Governance

●	Appointment of two independent directors with significant public company experience
●	Reduction in the number of executive directors (i.e., management) from three to one
●	Board now controlled by independent directors with capital markets and financial reporting expertise
●	Establishment of audit committee
●	Commitment to hold the Company’s first-ever annual shareholders’ meeting in the Fall of 2018
●	Engagement of Denver-based accounting firm Anton Collins Mitchell LLP as the Company’s new auditor

Capital Markets

●	Successful equity financing completed in December 2017 raising approximately $1.8 million
●	Elimination of all debt

Cannabis Market

The demand for our climate control and air sanitation systems, including system design and engineering, proprietary equipment, and third-party manufactured equipment, is primarily influenced by the construction of new cannabis cultivation facilities in the U.S. and Canada. Due to continued uncertainty of the cannabis industry following the U.S. Justice Department’s announcement of its opposition to legalized cannabis in early 2017, and the January 4, 2018 rescission of the Cole Memo, we believe there may be an interim decrease in the development and financing of new cannabis cultivation facilities. However, this possible market effect is expected to be mitigated by California’s legalization of recreational cannabis use, which became effective on January 1, 2018, and the anticipated mid-2018 federal legalization of cannabis in Canada.

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California and Canada, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of potential customers that might buy our climate control systems.

For 2018, we are pursuing customers seeking to build larger indoor cannabis cultivation facilities in all regulated markets, with special focus in California and Canada. In Canada, medicinal use of cannabis is federally legal, and the Canadian federal government has indicated its intention to legalize recreational use by July 2018, although passage of recreational use federal legislation in Canada is not certain. We also believe that Michigan will offer opportunities in 2018 as the state attempts to move to a recreational use regulated market, with the second-largest medical cannabis patient base in the U.S.

During the three months ended March 31, 2018, we entered into sales orders for 13 projects, each with a sales value over $100,000, which we refer to as commercial-scale projects. These commercial-scale projects represented aggregate net bookings of $4,680,000 for the three months ended March 31, 2018, compared to 22 commercial-scale projects representing aggregate net bookings of $7,100,000 for the year ended December 31, 2017. The California and Canadian markets each showed signs of strength for us through the first quarter of 2018, and we expect this trend to continue through the remainder of 2018. The following table sets forth our net bookings of commercial-scale projects for the period (new commercial-scale contracts executed during the period for which we received an initial deposit, net of any change orders to date) by country/state. Our first quarter 2018 commercial-scale project bookings represent more than half of our commercial-scale project bookings for the full year 2017.

	For the Three Months Ended March 31, 2018			For the Year Ended December 31, 2017
	Number of New Commercial-Scale Projects	Total Commercial-Scale Project Net Bookings	Average Commercial-Scale Project Net Bookings	Number of New Commercial-Scale Projects	Total Commercial-Scale Project Net Bookings	Average Commercial-Scale Project Net Bookings
Canada	2	$888,438	$444,219	7	$3,293,159	$470,451
California	6	1,864,640	310,773	1	262,336	262,336
Colorado	-	-	-	4	598,272	149,568
Arizona	-	-	-	3	980,654	326,885
Oregon	1	370,898	370,898	2	403,365	201,682
Washington	2	1,228,404	614,202	1	170,976	170,976
Massachusetts	1	185,559	185,559	-	-	-
Ohio	1	141,620	141,620	-	-	-
Alaska	-	-	-	1	297,500	297,500
Rhode Island	-	-	-	1	216,922	216,922
Nevada	-	-	-	1	556,950	556,950
Texas	-	-	-	1	319,557	319,557

Total	13	$4,679,560	$359,966	22	$7,099,691	$322,713

Project Life-Cycle and Backlog

The project life-cycle for commercial projects can vary significantly. From the execution of the sales contract, to engineering services and equipment delivery, and all the way through installation and commissioning of the installed system, which we refer to as our project life-cycle, the project can take anywhere from four months to two years to complete. Since we do not install the climate control systems, our customers are required to use third-party installation contractors, which adds to the variability in the project life-cycle.

The time it takes for our customer to complete a project, which also dictates when we are able to recognize revenue, is driven by numerous factors including:

●	the large number of first-time participants interested in the indoor cannabis cultivation business;
●	the complexities and uncertainties involved in obtaining state and local licensure and permitting;

`	●	local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators;
	●	the customer’s need to obtain cultivation facility financing;
	●	the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed);
	●	the large price tag and technical complexities of the climate control and air sanitation system;
	●	the availability of power; and
	●	delays that are typical in completing any construction project.

Because of the foregoing factors, there are risks that we may not realize the full contract value of these projects in a timely manner or at all. Completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment.

Given the timing of the deliverables in our sales contracts, we can experience large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing.

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. We continue to focus on increasing our sales contract backlog and quoting on larger (i.e., greater than $100,000) projects in an effort to increase revenue. We also will focus on leveraging our current market position and presence to build our pipeline in the California and Canadian markets, as well as other emerging U.S. markets. As expected sales opportunities are converted into contracts, we have been making investments in people, facilities and systems to prepare ourselves to meet our customers’ demand for timely delivery of a fully engineered, application-specific, climate control system.

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

	For the quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Backlog, beginning balance	$2,646,000	$3,790,000	$3,933,000	$4,311,000	$4,456,000
Net bookings, current period	$2,737,000	$1,885,000	$1,944,000	$2,454,000	$4,623,000
Recognized revenue, current period	$1,593,000	$1,742,000	$1,566,000	$2,309,000	$2,055,000
Backlog, ending balance	$3,790,000	$3,933,000	$4,311,000	$4,456,000	$7,024,000

During the three months ended March 31, 2018, (i) our net bookings were $4,623,000, an increase of $2,169,000, or 88%, compared to the prior quarter, and (ii) our recognized revenue was $2,055,000, a decrease of $254,000, or 11%, compared to the prior quarter. We believe net bookings in any given cohort quarter are our best leading indicator of revenue that we may recognize in the ensuing two to eight quarters from that cohort.

As of March 31, 2018, our ending backlog was $7,024,000, an increase of $2,568,000, or 58%, compared to the prior quarter-end. About 78% of our March 31, 2018 ending backlog (up from 41% at December 31, 2017) is attributable to projects for which we have only received an initial deposit and, as a result, there are potential risks that the equipment portion of these projects will not be completed or will be delayed, which could occur if our customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing.

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

See the “Risks Related to the Cannabis Industry” set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, which addresses various risks related to U.S. and foreign regulation and enforcement of cannabis laws and regulations and their potential impact on our business.

Results of Operations

Comparison of Three Months ended March 31, 2018 and 2017

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2018 was $2,055,000 compared to $1,593,000 for the three months ended March 31, 2017, an increase of $462,000, or 29%. Although our net bookings trended favorably and our backlog grew during 2017, revenue recognition continues to be impacted by our long and uncertain sales cycle and delays faced by our customers in the construction of new cultivation facilities.

Cost of revenue increased by $508,000, or 44%, from $1,165,000 for the three months ended March 31, 2017 to $1,673,000 for the three months ended March 31, 2018.

The gross profit for the three months ended March 31, 2018 was $382,000 compared to $428,000 for the three months ended March 31, 2017. Gross profit margin decreased by eight percentage points from 27% for the three months ended March 31, 2017 to 19% for the three months ended March 31, 2018. This decrease was due primarily to lower margin on our equipment sales and an increase in our fixed costs as we add to our engineering, project management and manufacturing personnel to support our increased bookings.

During the three months ended March 31, 2018, as a one-time accommodation to a customer with whom we are working on several indoor grow facilities, we assisted this customer in sourcing certain climate control equipment, which we did not normally sell, so the customer could complete this particular project in a timely manner. This equipment sale generated revenue of $413,000 at a gross profit margin of 2.5%. If we had not undertaken this sale, our revenue and gross profit margin for the three months ended March 31, 2018 would have been $1,642,000 and 23%, respectively.

We experienced unfavorable trends in both our fixed and variable costs during the three months ended March 31, 2018. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $406,000, or 20% of total revenue, for the three months ended March 31, 2018 as compared to $294,000, or 18% of total revenue, for the three months ended March 31, 2017. The increase of $112,000 was primarily due to an increase in salaries and benefits of $61,000 and stock-based compensation of $41,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,267,000, or 62% of total revenue, in the three months ended March 31, 2018 as compared to $871,000, or 55% of total revenue, in the three months ended March 31, 2017. While our equipment revenue increased 19% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, our equipment cost increased by 54%, which is the primary factor for the decrease in gross profit margin.

While our fixed and variable costs have increased, we continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing using enhanced pricing software, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased by 125% from $1,018,000 for the three months ended March 31, 2017 to $2,287,000 for the three months ended March 31, 2018, an increase of $1,269,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $1,183,000, and (ii) an increase in advertising and marketing expenses of $105,000, offset by (iii) a decrease in product development expense of $19,000.

The increase in SG&A expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, was due primarily to: (i) an increase of $446,000 in stock-related compensation paid to employees, (ii) an increase of $324,000 in salaries and benefits, (iii) an increase of $190,000 in consulting fees (of which $104,000 were paid in stock), (iv) an increase $104,000 in accounting, legal and other professional fees, offset by (v) a decrease of $60,000 in cash and stock-related compensation paid to our independent directors.

The increase in marketing expenses were primarily for: (i) marketing salaries and benefits (including stock related-compensation) which increased by approximately $9,000, and (ii) advertising and marketing events which increased by $110,000.

Operating Loss

We had an operating loss of $1,905,000 for the three months ended March 31, 2018, as compared to an operating loss of $590,000 for the three months ended March 31, 2017, an increase of $1,315,000, or 223%. The operating loss included $641,000 of non-cash, stock-based compensation expenses in the three months ended March 31, 2018 as compared to $130,000 for the three months ended March 31, 2017. Excluding these non-cash items, our operating loss increased by $804,000.

Other Income (Expense)

We had other expenses (net) of $411,000 for the three months ended March 31, 2017 compared to other income (net) of $22,000 for the three months ended March 31, 2018. The other income included the gain of $21,000 on the change in derivative liabilities associated with certain warrants that were exercised on a cashless basis during the three months ended March 31, 2018, as compared to the loss on extinguishment of debt of $415,000 due to the conversion of certain notes during the three months ended March 31, 2017.

Net Loss

Overall, we had a net loss of $1,884,000 for the three months ended March 31, 2018 as compared to a net loss of $1,001,000 for the three months ended March 31, 2017, an increase of $883,000, or 88%. The net loss included $641,000 of non-cash, stock-based compensation expenses and $21,000 of gain related to debt instruments in the three months ended March 31, 2018 as compared to non-cash, stock-based compensation expense of $130,000 and debt-related costs of $415,000 in the three months ended March 31, 2017. Excluding these non-cash items, our net loss increased by $808,000.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2018, we had cash and cash equivalents of $881,000, compared to cash and cash equivalents of $2,468,000 as of December 31, 2017. The $1,587,000 decrease in cash and cash equivalents during the three months ended March 31, 2018 was primarily the result of: (i) cash used in our operating activities of $1,525,000, and (ii) cash used in our investing activities of $73,000, which are primarily related to improvements made to our leased manufacturing facility.

Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of March 31, 2018, we had accounts receivable (net of allowance for doubtful accounts) of $211,000, inventory (net of excess and obsolete allowance) of $563,000, and prepaid expenses of $194,000. While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. As of March 31, 2018, we had no indebtedness, total accounts payable and accrued expenses of $1,548,000, and deferred revenue of $633,000. As of March 31, 2018, we had a working capital deficit of $330,000, compared to a working capital surplus of $308,000 as of December 31, 2017.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,525,000)	$(1,338,000)
Net cash (used in) provided by investing activities	(73,000)	73,000
Net cash provided by financing activities	11,000	2,915,000
Net (decrease) increase in cash	$(1,587,000)	$1,650,000

Operating Activities

We have never reported net income. We incurred a net loss for the three months ended March 31, 2018 of $1,884,000 and have an accumulated deficit of $21,082,000 as of March 31, 2018.

Cash used in operations for the three months ended March 31, 2018 was $1,525,000 compared to cash used in operations of $1,338,000 for the three months ended March 31, 2017, an increase of $187,000. The additional cash usage during the three months ended March 31, 2018 is primarily attributable to an increase in net loss of $883,000, which was offset by a decrease in cash used for working capital of $551,000 and an increase in non-cash charges of $144,000. During the three months ended March 31, 2018, significant non-cash items included: (i) stock-related compensation of $641,000, and (ii) gain on the change in derivative liability of $21,000.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2018 was $73,000 compared to cash provided by investing activities of $73,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we had payments for fixed assets of $160,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2018 was $11,000 compared to cash provided by financing activities of $2,915,000 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received $18,000 from the exercise of options and warrants, which was offset by payment of $7,000 on a note to a related party. During the three months ended March 31, 2017, we issued two unsecured promissory notes for aggregate proceeds of $500,000 in the first quarter of 2017, which were converted into common stock in the third quarter of 2017, we made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes, and we raised $2,685,000 in a private placement of common stock and warrants to investors.

Going Concern

Our condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our financial statements for the year ended December 31, 2017 a statement that there is substantial doubt as to our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Based on management’s estimate for our operational cash requirements, we will need to raise financing during either the remainder of the second quarter or in the third quarter of 2018 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all.

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

Contractual Payment Obligations

As of March 31, 2018, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979, which will continue through August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

Refer to Note 8 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Commitments and Contingencies

Refer to Note 8 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2018, we had no off-balance sheet arrangements. During the three months ended March 31, 2018, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above in Note 8 to our Condensed Consolidated Financial Statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements, included as part of this Quarterly Report for the more significant events occurring since March 31, 2018.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, and legal contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2018.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We are committed to continuing to improve our financial organization including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we issued shares of our restricted common stock as follows:

●	100,000 shares upon the exercise of certain warrants by an investor and payment of the exercise price of $15,000;

●	1,039,079 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	1,168,540 shares upon exercise of certain warrants by investors on a cashless exercise basis;

●	800,000 shares in connection with the settlement of a commercial dispute; and

●	173,675 shares to a consultant as compensation for services rendered in connection with recruiting.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Regulation FD Disclosure.

Press Release Announcing Financial Results

On May 15, 2018, we issued a press release announcing our financial condition and results of operations for the three months ended March 31, 2018. The press release is attached hereto as Exhibit 99.1.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers, Compensatory Arrangements of Certain Officers.

On May 10, 2018, Brandy M. Keen, one of the Company’s founders, notified the Board of Directors (the “Board”) of her resignation as the Company’s Vice President and Secretary and as a member of the Board effective May 10, 2018. Ms. Keen’s resignation was a personal decision and was not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

On May 10, 2018, the Board and Ms. Keen agreed to amend her employment agreement with the Company to continue as a Senior Technical Advisor. The term of her employment agreement will be extended from December 31, 2019 to April 30, 2020. Beginning May 1, 2019, Ms. Keen will become a part-time employee, will be able to relocate her personal residence outside Colorado, and will be expected to attend significant trade shows, major customer meetings, and meetings at the Boulder office from time to time. Ms. Keen’s current base salary will remain unchanged at $150,000, until May 1, 2019, when Ms. Keen’s annualized base salary will become $75,000 and she will no longer be eligible to receive any sales incentives.

The Board also agreed to grant Ms. Keen a total of 4,800,000 restricted stock units (“RSUs”), which will vest as follows:

a.	1,000,000 RSUs vest on June 30, 2018, subject to her continued employment through the vesting date;

b.	1,000,000 RSUs vest on December 31, 2018, subject to her continued employment through the vesting date;

c.	1,000,000 RSUs vest on June 30, 2019, subject to her continued employment through the vesting date;

d.	1,000,000 RSUs vest on December 31, 2019, subject to her continued employment through the vesting date; and

e.	800,000 RSUs vest on April 30, 2020, subject to her continued employment through the vesting date.

The foregoing RSUs will continue to vest if Ms. Keen’s employment is terminated by the Company without cause.

The restrictive covenants following the termination or expiration of the employment agreement will be extended from one year to two years from the date of termination or expiration. Following the expiration of the employment agreement on April 30, 2020, Ms. Keen will reasonably cooperate with the Company on certain business matters upon reasonable notice and during normal business hours for compensation as a consultant at a rate of $85 per hour.

The Company will cooperate in the implementation of a Section 10b-5 common stock sales plan commencing on or about January 1, 2019, to allow Ms. Keen and her spouse, Stephen B. Keen, the Company’s other founder (collectively, the “Keens”), to sell shares of common stock owned by them in open market transactions. The plan will allow the Keens to sell shares of the Company’s common stock in monthly intervals and in an amount not to exceed 200,000 shares per month.

Upon execution of the amended employment agreement by the Company and Ms. Keen, the Company intends to file a Current Report on Form 8-K which will include a copy of the amended employment agreement.

Other Events.

Termination of Consulting Agreement with Stephen Keen

On May 10, 2017, the Board approved a three-year consulting agreement between the Company and Mr. Keen, a principal shareholder of the Company and a former executive officer and director. Under the consulting agreement, Mr. Keen provided consulting services to the Company, including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. The consulting agreement also included certain activity restrictions which prohibit Mr. Keen from competing with the Company.

On May 10, 2018, the Board and Mr. Keen agreed to terminate the 2017 consulting agreement between Mr. Keen and the Company and the Company will have no further obligations to Mr. Keen under the consulting agreement other than payment of consulting fees through May 31, 2018. Mr. Keen will remain subject to the restrictive covenants regarding his post-termination activities for the one-year period following termination as currently set forth in the consulting agreement. However, the Company will release Mr. Keen from any of the post-termination restrictions for any activities conducted by Mr. Keen associated with a specific hybrid cultivation facility project (the “Project”) with a third-party in which Mr. Keen intends to be involved as an operator and owner. In addition, the Company will not take any action against Mr. Keen or the Project owner alleging that Mr. Keen’s activities and work with the Project violates the inventions and intellectual property provisions contained in the consulting agreement.

Company Purchase of Common Stock from Stephen and Brandy Keen

On May 10, 2018, the Company and the Keens agreed to enter into a stock repurchase agreement under which the Company will purchase shares of common stock held by the Keens at an aggregate purchase price of $400,000. The repurchase of any shares of common stock by the Company is subject to the Company’s closing of a private financing of not less than $1,500,000. The price for the shares of common stock being repurchased by the Company will be equal to 80% of the price paid by investors in the private financing. There is no assurance that the Company will be able to complete a private financing.

Upon execution of the stock repurchase agreement by the Company and the Keens, the Company intends to file a Current Report on Form 8-K which will include a copy of the stock repurchase agreement.

Company Option to Purchase of Preferred Stock from Stephen and Brandy Keen

On May 10, 2018, the Company and the Keens agreed to enter into an option to purchase agreement under which the Company will have the right, but not the obligation, to acquire all the 35,189,669 shares of preferred stock owned by the Keens. There are a total of 77,220,000 shares of preferred stock outstanding, owned by a total of six individuals including the Keens. The option will expire on April 30, 2020. Upon exercise of the option, the Company will issue one share of common stock for each 1,000 shares of preferred stock purchased by the Company. The common stock issued upon exercise will be restricted shares. As consideration for the Keens’ grant of the option, the Company will pay them $5,000.

Upon execution of the option to purchase agreement by the Company and the Keens, the Company intends to file a Current Report on Form 8-K which will include a copy of the option to purchase agreement.

The foregoing transactions with the Keens, who are the founders of the Company, are being undertaken for a number of reasons including, without limitation, the following:

a.	To implement an orderly plan of transition of the Company’s executive management from the founders to a professional management team;

b.	To allow Ms. Keen to focus her efforts on sales and business development activities with the Company where she can provide highest value to the Company and allow Ms. Keen to relocate at some point in the future;

c.	To provide adequate time for the Company to assure an orderly transition of Ms. Keen’s industry knowledge, customer relationships, and technical know-how to other Company personnel; and

d.	Allow the Keens to monetize a portion of their founders’ equity in the Company in an orderly fashion.

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

SURNA INC.
(the “Registrant”)

Dated: May 15, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 15, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release dated May 15, 2018, announcing financial condition and financial results

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

