Form 10-Q
period 2018-06-30
Surna Inc.
filed 2018-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 13, 2018, the number of outstanding shares of common stock of the registrant was 222,471,602.

Surna Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended June 30, 2018

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,628,880	$2,468,199
Accounts receivable (net of allowance for doubtful accounts of $108,949 and $105,267, respectively)	229,950	422,589
Other receivables	25,661	550
Inventory, net	454,296	522,622
Prepaid expenses	264,418	293,458
Total Current Assets	2,603,205	3,707,418
Noncurrent Assets
Property and equipment, net	576,462	401,356
Goodwill	631,064	631,064
Intangible assets, net	37,529	37,985
Deposits	51,000	51,000
Total Noncurrent Assets	1,296,055	1,121,405

TOTAL ASSETS	$3,899,260	$4,828,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,253,097	$1,969,263
Deferred revenue	1,413,074	1,011,871
Amounts due to shareholders	-	6,927
Derivative liabilities	-	410,880
Total Current Liabilities	2,666,171	3,398,941

NONCURRENT LIABILITIES
Deferred rent	115,668	17,396
Total Noncurrent Liabilities	115,668	17,396

TOTAL LIABILITIES	2,781,839	3,416,337

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 221,471,602 and 206,248,522 shares issued and outstanding, respectively	2,215	2,062
Additional paid in capital	24,001,891	20,664,563
Accumulated deficit	(22,887,457)	(19,254,911)
Total Shareholders’ Equity	1,117,421	1,412,486

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,899,260	$4,828,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue, net	$2,007,745	$1,741,893	$4,062,473	$3,334,985

Cost of revenue	1,484,320	1,328,895	3,157,034	2,493,651

Gross profit	523,425	412,998	905,439	841,334

Operating expenses:
Advertising and marketing expenses	223,903	209,737	434,919	315,942
Product development costs	56,917	96,294	132,089	190,083
Selling, general and administrative expenses	1,659,862	1,303,611	3,660,778	2,121,571
Total operating expenses	1,940,682	1,609,642	4,227,786	2,627,596

Operating loss	(1,417,257)	(1,196,644)	(3,322,347)	(1,786,262)

Other income (expense):
Interest and other income, net	16,312	342	16,490	3,293
Interest expense	-	(14,620)	(35)	(41,734)
Amortization of debt discount on convertible promissory notes	-	(26,072)	-	(53,120)
Loss on extinguishment of debt	-	-	-	(415,000)
Gain on change in fair value of derivative liabilities	-	163,714	21,403	218,714
Total other income (expense)	16,312	123,364	37,858	(287,847)

Loss before provision for income taxes	(1,400,945)	(1,073,280)	(3,284,489)	(2,074,109)

Income taxes	-	-	-	-

Net loss	$(1,400,945)	$(1,073,280)	$(3,284,489)	$(2,074,109)

Loss per common share – basic and dilutive	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and dilutive	217,447,043	183,294,028	213,814,978	175,955,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,254,911)	1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,197,999)	$1,469,398
Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,666,865	-	26	(26)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	-	1	18,374	-	18,375
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	5,610,000	1,000,000	56	(56)	-	-
Common shares issued as compensation for services	-	-	1,583,715	-	17	378,619	-	378,636
Common shares issued in settlement agreement	-	-	800,000	-	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	796,874	-	796,874
Fair value of vested stock options granted to employees	-	-	-	-	-	40,184	-	40,184
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	277,566	-	277,566
Common shares issued for cash, net	-	-	7,562,500	-	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	-	(31)	-	(399,969)	(400,000)
Purchase of option to repurchase preferred stock from related party	-	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	-	-	(3,284,489)	(3,284,489)
Balance June 30, 2018	77,220,000	$772	221,471,602	1,000,000	$2,215	$24,001,891	$(22,887,457)	$1,117,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,284,489)	$(2,074,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	71,061	23,042
Amortization of debt discounts	-	32,957
Amortization of original issue discount on notes payable	-	20,163
Gain on change in derivative liabilities	(21,403)	(218,715)
Compensation paid in equity	1,493,260	391,969
Provision for doubtful accounts	3,682	-
Provision for excess and obsolete inventory	(4,001)	-
Loss on extinguishment of debt	-	415,000

Changes in operating assets and liabilities:
Accounts and other receivable	163,846	(101,530)
Inventory	72,327	164,312
Prepaid expenses	29,040	(87,595)
Accounts payable and accrued liabilities	(491,075)	188,320
Deferred revenue	458,115	(724,463)
Accrued interest	-	(9,602)
Deferred rent	(1,728)	-
Net cash used in operating activities	(1,511,365)	(1,980,251)

Cash Flows From Investing Activities
Capitalization of intangible assets	(1,550)	(19,431)
Purchases of property and equipment	(226,615)	(5,832)
Proceeds from payment of tenant improvement allowance	100,000	-
Cash disbursed for equipment held for lease	(16,237)	-
Payments received on note receivable	-	157,218
Net cash (used in) provided by investing activities	(144,402)	131,955

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	1,210,000	2,685,000
Payments on convertible notes payable	-	(270,000)
Proceeds from issuance of notes payable	-	500,000
Proceeds from exercises of stock options	3,375	-
Proceeds from exercise of investor warrants	15,000	-
Repurchase of common shares from related party	(400,000)	-
Purchase of option to repurchase preferred stock from related party	(5,000)	-
Payments on loans from shareholders	(6,927)	(33,178)
Net cash provided by financing activities	816,448	2,881,822

Net (decrease) increase in cash	(839,319)	1,033,526
Cash, beginning of period	2,468,199	319,546
Cash, end of period	$1,628,880	$1,353,072

Supplemental cash flow information:
Interest paid	$35	$-

Non-cash investing and financial activities:
Conversions of promissory notes and accrued interest to common stock	$-	$639,155
Equity issued in settlement	$226,400	$-
Extinguishment of derivative liability on cashless exercise of warrants	$389,477	$-
Unpaid purchases of equipment and other assets	$1,309	$-

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

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis unless otherwise noted.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $3,284,000 for the six months ended June 30, 2018, and had an accumulated deficit of approximately $22,887,000 as of June 30, 2018. Since inception, the Company has financed its activities principally through debt and equity financing and customer deposits. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the first quarter of 2018, all of the outstanding Warrants were exercised on a cashless basis, and the Company extinguished the derivative liability of approximately $389,000 and recorded an increase in additional paid-in capital of the same amount. The gain on change in derivative liabilities presented in the statements of operations for the six months ended June 30, 2018 represents the gain on derivatives through the date of the cashless exercise of these warrants.

Financial liabilities carried at fair value, measured on a recurring basis were as follows:

	As of June 30, 2018					As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Gain(1)	Level 1	Level 2	Level 3	Fair Value	Gain(2)
Financial liabilities:
Derivative liabilities - warrants	$-	$-	$-	$-	$21,403	$-	$-	$410,880	$410,880	$66,934
Total financial liabilities	$-	$-	$-	$-	$21,403	$-	$-	$410,880	$410,880	$66,934

(1) The gain on change in derivative liabilities presented in the statements of operations for the six months ended June 30, 2018 represents the gain on derivatives through the cashless exercise of all of the associated warrants during the first quarter of 2018.

(2) Represents the gain on change in derivative liabilities for the twelve months ended December 31, 2017.

The change in the balance of the warrant derivative liabilities during the first quarter of 2018 was calculated based on the closing price of the Company’s common stock on the settlement date and the net shares issued under the Warrants, which is classified as a gain on change in derivative liabilities in the condensed consolidated statements of operations.

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

For the Company’s indefinite-lived goodwill, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. The Company concluded that no impairment relating to intangible assets or goodwill existed at June 30, 2018.

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

Shareholders’ Equity
Accumulated deficit	$(19,254,911)	$56,912	$(19,197,999)

In accordance with the new revenue standard’s requirements, the disclosure of the impact of adoption on the condensed consolidated income statements and balance sheets for the three and six months ended June 30, 2018 (including insignificant true-up adjustments related to the first quarter of 2018 which have been reflected in the three months ended June 30, 2018) was as follows:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Revenues	$2,007,745	$2,024,685	$(16,940)	$4,062,473	$4,061,973	$500

Net loss	$(1,400,945)	$(1,384,005)	$16,940	$(3,284,489)	$(3,284,989)	$(500)

Balance Sheet
Liabilities
Deferred Revenue	$1,413,074	$1,470,486	$(57,412)	$1,413,074	$1,470,486	$(57,412)

Shareholders’ Equity
Accumulated deficit	$(22,887,457)	$(22,944,869)	$(57,412)	$(22,887,457)	$(22,944,869)	$(57,412)

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

Generally, satisfaction occurs when control of the promised goods are transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which the Company expects to be entitled. The Company recognizes revenue for the sale of goods when control transfers to the customer, which primarily occurs at the time of shipment. The Company’s historical rates of return are insignificant as a percentage of sales and, as a result, the Company does not record a reserve for returns at the time the Company recognizes revenue. The Company also recognizes revenue net of sales taxes. The revenue and cost for freight and shipping is recorded when control over the sale of goods passes to the Company’s customers.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of June 30, 2018 and December 31, 2017, the Company has no contract assets.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in Deferred Revenue in the condensed consolidated balance sheet since the timing of when the Company expects to recognize revenue is generally less than one year. As of June 30, 2018 and December 31, 2017, the deferred revenue, which was classified as a current liability, was $1,413,074 and $1,011,871, respectively.

For the three and six months ended June 30, 2018, the Company recognized revenue of $41,731 and $867,814, respectively, related to the deferred revenue at January 1, 2018.

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

The Company has elected to reduce share-based compensation expense for forfeitures as the forfeitures occur since the Company does not have historical data or other factors to appropriately estimate the expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

Share-based awards granted to non-employees are recorded at the fair value of the consideration received or the fair value of the equity issued, whichever can be more readily measured, on the measurement date and are subject to periodic adjustment as the underlying share-based awards vest.

Share-based compensation paid to employees, directors and non-employees totaled $1,493,260 and $391,969 for the six months ended June 30, 2018 and 2017, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation expenses are classified in the condensed consolidated financial statements in the same manner as if such compensation was paid in cash. The following is a summary of share-based compensation costs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense included in:
Cost of revenue	$37,792	$-	$79,063	$-
Advertising and marketing expenses	2,273	-	3,125	-
Product development costs	1,137	-	2,274	-
Selling, general and administrative expenses	811,437	261,900	1,408,798	391,969
Total share-based compensation expense included in consolidated statement of operations	$852,639	$261,900	$1,493,260	$391,969

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) adopted ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than the Company’s adoption of ASC 606. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

In February 2016, the FASB adopted ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In July 2018, FASB also issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations, cash flows and financial position.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Inventory

Inventory consisted of the following:

	June 30, 2018	December 31, 2017
Finished goods	$500,958	$569,047
Work in progress	38,922	14,348
Raw materials	233,799	262,611
Allowance for excess & obsolete inventory	(319,383)	(323,384)
Inventory, net	$454,296	$522,622

Overhead expenses of $34,356 and $28,554 were included in the inventory balance as of June 30, 2018 and December 31, 2017, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Furniture and equipment	$372,380	$326,894
Equipment held for lease to related party	176,043	159,806
Vehicles	15,000	15,000
Leasehold improvements	215,193	33,257
	778,616	534,957
Accumulated depreciation	(202,154)	(133,601)
Property and equipment, net	$576,462	$401,356

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$790,564	$1,159,975
Sales commissions payable	46,513	21,931
Accrued payroll liabilities	74,819	58,557
Product warranty accrual	112,840	105,122
Commercial dispute settlement	-	332,418
Other accrued expenses	228,361	291,260
Total	$1,253,097	$1,969,263

Note 6 – Related Party Agreements and Transactions

Amounts Due to Shareholders

In July of 2014, the Company issued a $250,000 unsecured promissory note (“Hydro Note”) to Stephen and Brandy Keen as part of the purchase price of Hydro. Mr. Keen is a principal shareholder of the Company and was a former executive officer and director, and was formerly a consultant to the Company (see below). Ms. Keen, the spouse of Mr. Keen, is also a principal shareholder of the Company and previously served as an executive officer and director of the Company (see below). As of December 31, 2017, the Hydro Note had a balance of $6,927, which was reflected on the balance sheet as a current liability. During the six months ended June 30, 2018, the balance of the Hydro Note was paid in full.

Stephen Keen Consulting Agreement

On May 10, 2017, the Board of Directors (the “Board”) approved a three-year consulting agreement (the “Consulting Agreement”) under which Mr. Keen agreed to provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. Pursuant to the terms of the Consulting Agreement, the Company recorded consulting fees of $2,500 and $10,000 payable to Stephen Keen during the three and six months ended June 30, 2018, respectively. On May 29, 2018, the Company and Mr. Keen entered into, a Termination Agreement which terminated the Consulting Agreement effective May 31, 2018 (the “Termination Agreement”).

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

After giving effect to the amended quarterly equipment lease fees received from Sterling of $18,330 (the “Lease Fee”) and the quarterly demonstration and testing fees paid to Sterling of $12,000 (the “Demo and Testing Fee”), the Company will receive a net payment of $6,330 from Sterling each quarter.

Sterling accepted delivery of the remaining leased equipment and completed installation of the equipment at its facility on May 1, 2018. Accordingly, the term of this agreement, which commenced upon complete installation of the equipment, commenced May 1, 2018 and will expire April 30, 2021.

The Company is treating the equipment rental arrangement and related Lease Fee payment as an operating lease. Accordingly, the equipment held for lease has been recorded as property and equipment on the balance sheets and will be depreciated over the term of the lease. The Lease Fee will be recorded as “Interest and other income, net” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded Lease Fees of $12,220 and $12,220, respectively.

The Company will record the Demo and Testing Fee as operating expenses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded Demo and Testing Fees of $8,000 and $8,000, respectively.

Brandy Keen Employment Agreement

On May 29, 2018, the Company and Ms. Keen entered into, an amended and restated employment agreement (the “Employment Agreement”), pursuant to which, among other things, (i) Ms. Keen’s position will remain as Senior Technical Advisor reporting to the Director of Sales; (ii) the term of Ms. Keen’s employment will expire on April 30, 2020, (iii) through April 30, 2019, Ms. Keen will be a full-time employee of the Company and will reside in the Boulder, Colorado area, (iv) beginning May 1, 2019 through April 30, 2020, Ms. Keen will become a part-time employee and will be expected to work a minimum of 30 hours per work, (v) beginning May 1, 2019, Ms. Keen may relocate her residence and will only be expected to attend significant trade shows, major customer meetings, or meetings at the Boulder office from time to time, (vi) Ms. Keen’s current base salary of $150,000 and her sales incentive would remain in full force and effect through April 30, 2019, and (vii) beginning May 1, 2019, Ms. Keen’s annualized salary will become $75,000 and she will no longer receive any sales incentives and, except as set forth in the Employment Agreement, Ms. Keen would not be eligible for any other bonus or incentive compensation during the term of her employment.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pursuant to the Employment Agreement, the Board approved an award of 4,800,000 restricted stock units (“RSUs”) to Ms. Keen under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), that vest as follows: (i) 1,000,000 RSUs vested on June 30, 2018, subject to her continued employment through the vesting date, (ii) 1,000,000 RSUs vest on December 31, 2018, subject to her continued employment through the vesting date, (iii) 1,000,000 RSUs vest on June 30, 2019, subject to her continued employment through the vesting date, (iv) 1,000,000 RSUs vest on December 31, 2019, subject to her continued employment through the vesting date, and (v) 800,000 RSUs vest on April 30, 2020, subject to her continued employment through the vesting date. The Employment Agreement provides that the foregoing RSUs would continue to vest if Ms. Keen’s employment is terminated by the Company without cause.

In consideration of the new consideration being provided to Ms. Keen under the Employment Agreement, the post-termination restrictive covenants under her existing employment agreement were amended to extend the restrictive period from one year to two years from the date of termination or expiration.

In connection with the foregoing transactions, Ms. Keen resigned as an executive officer and director of the Company effective May 10, 2018.

Company Purchase of Common Stock from Stephen and Brandy Keen

On May 29, 2018, the Company and the Keens entered into a Stock Repurchase Agreement (the “Stock Repurchase Agreement”), pursuant to which the Company agreed to repurchase from the Keens shares of the Company’s common stock at the Repurchase Price per Share (as defined below) for a total repurchase price of $400,000 (“Repurchased Shares”). The Company’s obligation to repurchase the Repurchased Shares was contingent on the closing of a private placement offering to accredited investors of the Company’s common stock, which occurred during the second quarter of 2018. The Repurchase Price per Share was $0.128, which was equal to 80% of the $0.16 unit price paid by investors in the private placement offering to reflect the estimated value of the warrant included in the unit. On June 19, 2018, the Company closed the transaction under the Stock Repurchase Agreement and repurchased 3,125,000 shares of the Company’s common stock from the Keens. See Note 9.

Company Option to Purchase of Preferred Stock from Stephen and Brandy Keen

On May 29, 2018, the Company and the Keens entered into a Preferred Stock Option Agreement under which the Company has the right, but not the obligation, to acquire all 35,189,669 shares of preferred stock owned by the Keens (the “Preferred Stock”). Pursuant to the Preferred Stock Option Agreement, upon exercise of the option by the Company, the Company will issue one share of common stock for each 1,000 shares of Preferred Stock purchased by the Company. The common stock issued upon exercise will be restricted shares. The option will expire on April 30, 2020. As consideration for the Keens’ grant of the option, the Company paid them $5,000. See Note 9.

Note 7 – Derivative Liabilities

The Company determined that the Warrants qualified as derivative financial instruments. Accordingly, the Warrants were recorded as derivative liabilities and were marked to market at the end of each reporting period. Any change in fair value during the period was recorded as gain (loss) on change in derivative liabilities in the condensed consolidated statements of operations.

During the first quarter of 2018, all of the outstanding Warrants were exercised on a cashless basis and the Company extinguished the derivative liability of $389,000 and recorded an increase in additional paid-in capital of the same amount. The gain on change in derivative liabilities presented in the statements of operations for the three and six months ended June 30, 2018 of $0 and $21,403, respectively, represent the gain on derivatives through the date of the cashless exercise of the Warrants.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth movement in the derivative liability related to the Warrants:

Balance December 31, 2017	$410,880
Gain on change in derivative liability, net	(21,403)
Balance prior to exercise of associated warrants	389,477
Extinguishment of derivative liability on cashless exercise of associated warrants	(389,477)
Balance June 30, 2018	$-

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

Internal Revenue Service Penalties

The Company has been penalized by the Internal Revenue Service (“IRS”) for failure to file its Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. The penalties and interest approximate $115,000. The Company’s request that the penalties be abated for reasonable cause was denied by the IRS in September 2017. The Company has appealed the IRS’s denial based on statutory grounds under Revenue Procedure 92-70, which provides a summary filing procedure for filing Form 5471 with respect to dormant foreign corporations. Persons complying with this revenue procedure are deemed to satisfy their Form 5471 filing obligations with respect to dormant foreign corporations and are not subject to penalties related to the failure to timely file a complete Form 5471 and to timely furnish information requested thereon. The IRS has notified the Company that it has referred the appeal to a regional appeals office for handling, and the Company has not yet received any response from the appeals office. The Company believes it has complied with the summary filing procedures for filing Form 5471 under Revenue Procedure 92-70 and the likelihood of abatement is more likely than not. As a result, no amounts have been accrued for this contingency as of June 30, 2018 and December 31, 2017. However, there can be no assurance of any abatement until the IRS acts upon the appeal.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a schedule by years of the minimum future lease payments on the building lease as of June 30, 2018.

Year Ended December 31,
2018	$116,151
2019	236,926
2020	244,034
2021	251,355
2022	170,888
Total future minimum lease payments	$1,019,354

Total rent under the building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to deferred rent on the condensed consolidated balance sheets.

The Company recorded to deferred rent a credit for the tenant improvements paid for or reimbursed by the landlord during the three and six months ended June 30, 2018. Depreciation of the leasehold improvements and amortization of the credit have been determined based on a straight-line basis over the remaining term of the lease. The amortization of the credit for the tenant improvement allowance will result in a corresponding reduction in rent expense over the term of the lease.

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

Note 9 – Non-compensatory Equity Transactions

Private Placement Offering

During the second quarter of 2018, the Company completed a private placement offering of investment units (the “Units”), at a price of $0.16 per Unit, with certain accredited investors. Each Unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The Company issued a total of 7,562,500 Units for aggregate proceeds of $1,210,000. No commissions or fees were paid in connection with the offering, and the proceeds will be used for working capital and general corporate purposes, after $400,000 from the proceeds was used to repurchase shares of common stock from the Keens.

The warrants have an exercise price of $0.25 per share of the common stock underlying each warrant, subject to adjustment as provided in the warrant. The warrants are exercisable commencing July 1, 2018 until June 30, 2021. The warrant may be exercised only for cash.

Each warrant is callable at the Company’s option, beginning on July 1, 2019 until the expiration date of the warrant, provided the closing price of the Company’s common stock is $0.40 (subject to adjustment as provided in the warrant) or greater for five consecutive trading days (the “Call Condition”). Commencing at any time after the date on which the Call Condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder (the “Redemption Date”). The holder may exercise the warrant (in whole or in part) prior to the Redemption Date at the Exercise Price.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Equity Issuances

During the six months ended June 30, 2018, the Company issued shares of its restricted common stock as follows:

●	100,000 shares upon the exercise of certain warrants by an investor and payment of the exercise price of $15,000;

●	1,498,325 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	1,168,540 shares upon exercise of certain warrants by investors on a cashless exercise basis;

●	800,000 shares in connection with the settlement of a commercial dispute;

●	273,675 shares to consultants as compensation for services rendered; and

●	31,562 shares to certain employees under a sales incentive plan.

Common Stock Repurchase

On June 19, 2018, the Company repurchased 3,125,000 shares of the Company’s common stock from the Keens for a repurchase price of $400,000. See Note 6. Following the repurchase, the Company retired these shares and returned them to unauthorized and unissued shares. The Company recorded the purchase price for the repurchased shares as a reduction to common stock at par value with the remainder of the purchase price reflected as an increase to accumulated deficit.

Purchase of Preferred Stock Option

On May 29, 2018, the Company acquired an option to purchase 35,189,669 shares of preferred stock owned by the Keens. The Company paid the Keens $5,000 for this option. See Note 6. The Company recorded the purchase price for the option as an increase to accumulated deficit.

Note 10 – Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the 2017 Equity Plan in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, the shares will, to the extent of such forfeiture, expiration, or termination, again be available for awards under the 2017 Equity Plan.

As of June 30, 2018, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards totaling 39,588,972 shares. Of these total awards, as of June 30, 2018, (i) awards related to 4,345,000 shares have been forfeited or expired, (ii) 9,533,972 shares have been issued on settlement of vested awards, and (iii) awards related to 25,710,000 remain outstanding. During the six months ended June 30, 2018, the Company issued shares of its common stock under the 2017 Equity Plan in settlement of certain vested awards as follows:

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	4,050,000 shares to certain employees and independent directors in settlement of vested restricted stock units;

●	1,560,000 shares pursuant to special incentive stock bonuses earned by the CEO and another employee for the period ended December 31, 2017;

●	119,820 shares of common stock to independent directors in lieu of cash director fees of $30,000 related to the fourth quarter of 2017 and the first quarter of 2018;

●	158,658 shares to a consultant as compensation for services rendered in lieu of cash fees of $44,900 for the period November 1, 2017 to February 13, 2018;

●	1,000,000 shares to a consultant as bonus compensation for services rendered; and

●	25,000 shares upon exercise of non-qualified stock options by a former employee upon payment of the exercise price of $3,375.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at June 30, 2018 was $1,103,770, which will be recognized over approximately 2.0 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options and RSUs which are subject to vesting based on the achievement of $18,000,000 in revenue for 2018 and $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of June 30, 2018 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense was recognized. The unrecognized compensation expense with respect to these Performance-based Awards at June 30, 2018 was $1,251,973.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2018, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 118.90%; expected term in years 7.5 and risk-free interest rate 2.77%.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the non-qualified stock options granted to employees under the 2017 Equity Plan as of June 30, 2018, and changes during the six months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	10,235,000	$0.121	8.7	$1,218,375
Granted	1,000,000	$0.283
Exercised	(25,000)	$0.135
Forfeited	(1,116,666)	$0.122
Expired	(33,334)	0.135
Outstanding, June 30, 2018	10,060,000	$0.137	8.3	$333,800
Exercisable, June 30, 2018	1,826,674	$0.124	3.9	$83,884
Outstanding vested and expected to vest, June 30, 2018	2,760,000	$0.127	5.7	$120,050

Performance options based on 2018 and 2019 revenue thresholds - uncertain vesting as of June 30, 2018	7,300,000	$0.141	9.2	$213,750

A summary of non-vested non-qualified stock options granted to employees under the 2017 Equity Plan as of June 30, 2018, and any changes during the six months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2017	8,349,992	$0.107	$1,000,499
Granted	1,000,000	$0.257
Vested	-	-
Forfeited	(1,116,666)	$0.109
Expired	-	-
Nonvested, June 30, 2018	8,233,326	$0.125	$249,916

During the six months ended June 30, 2018, the Company recorded $27,978 as compensation expense related to vested options issued to employees, net of forfeitures. As of June 30, 2018, total unrecognized share-based compensation related to unvested options was $970,611, of which $54,338 was related to time-based vesting and $916,273 was related to performance-based vesting.

As of June 30, 2018, the Company had granted non-qualified options to purchase 10,250,000 shares which were performance-based, of which 1,950,000 were forfeited due to the failure to satisfy the 2017 revenue and bookings performance thresholds and 1,000,000 were forfeited due to employee terminations. Of the remaining non-qualified options to purchase 7,300,000 shares which are performance-based, the Company has determined that the likelihood of the 2018 and 2019 performance thresholds being satisfied is remote as of the date of grant and June 30, 2018; therefore, no expense was recognized. As of June 30, 2018, the performance-based non-qualified stock options include: (i) 2,950,000 options that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 4,350,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the non-qualified stock options granted to the directors under the 2017 Equity Plan as of June 30, 2018, and changes during the six months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2017	900,000	$0.135	9.6	$94,500
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2018	900,000	$0.135	9.1	$31,500
Exerciseable, June 30, 2018	900,000	$0.135	9.1	$31,500
Outstanding vested, June 30, 2018	900,000	$0.135	9.1	$31,500

A summary of non-vested non-qualified stock options granted to directors under the 2017 Equity Plan as of June 30, 2018, and any changes during the six months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2017	450,000	$0.123	$52,470
Granted	-	-
Vested	(450,000)	$0.123
Forfeited	-	-
Expired	-	-
Nonvested, June 30, 2018	-	-	$-

During the six months ended June 30, 2018, the Company recorded $12,205 as compensation expense related to vested options issued to directors. As of June 30, 2018, total unrecognized share-based compensation related to unvested options was $0.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan as June 30, 2018, and changes during the six months then ended, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	13,800,000	$0.122	$3,312,000
Granted	5,000,000	$0.188
Vested and settled with share issuance[1]	(5,050,000)	$0.141
Forfeited	-	-
Outstanding, June 30, 2018	13,750,000	$0.139	$2,337,500
Expected to vest as of June 30, 2018	10,750,000	$0.146	$1,827,500

2018/2019 Performance Units - uncertain vesting	3,000,000	$0.112	$510,000

1Includes 1,000,000 RSUs which were vested and to be settled with issued shares as of June 30, 2018.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2018, the Company recorded $796,874 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of June 30, 2018, total unrecognized share-based compensation related to unvested RSUs was $1,080,982, of which $745,282 was related to time-based vesting and $335,700 was related to performance-based vesting. The total intrinsic value of RSUs vested and settled or to be settled with share issuance was $1,577,100 for the six months ended June 30, 2018, based on the closing price of the Company’s stock on the vesting date.

As of June 30, 2018, the Company had granted 3,000,000 RSUs to the CEO which were performance-based. The Company has determined that the likelihood of the performance thresholds being satisfied is remote as of the date of grant and June 30, 2018; therefore, no expense was recognized. As of June 30, 2018, the performance-based RSUs include: (i) 1,500,000 RSUs that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

Incentive Stock Bonus Awards

Incentive stock bonuses awarded pursuant to certain employment agreements are treated as vesting over each award’s service period based on the fair value of the award at the time of grant. Even though the awards are subject to Board approval, the awards are treated as vesting over each service period based on the employee performance standards for such awards included in the employment agreements. Since the awards are denominated in shares of common stock, the fair value of the vested award is charged to additional paid-in capital. In the event the Board does not approve these incentive stock bonus awards or the employee terminates employment, the Company would reverse any previously recognized compensation costs related to these awards.

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan as June 30, 2018, and changes during the six months then ended, are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2017	7,040,000	$0.113	$1,689,600
Awarded	-	-
Vested	(1,560,000)	$0.112
Forfeited	(200,000)	$0.121
Unvested, June 30, 2018	5,280,000	$0.113	$897,600

During the six months ended June 30, 2018, the Company recorded $277,566 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures related to employee terminations. As of June 30, 2018, total unrecognized share-based compensation related to unvested stock bonus awards was $304,150.

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

The Company must assess the likelihood that its net deferred tax assets (including NOLs) will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2017 and June 30, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets (including NOLs) in the foreseeable future.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Subsequent Events

The Company has evaluated all subsequent events through August 14, 2018, the date the financial statements were available to be issued. The following events occurred after June 30, 2018.

Appointment of Chief Financial Officer

On July 9, 2018, the Board appointed a new Chief Financial Officer (“CFO”) and Treasurer, which positions had been previously vacant. In connection with this appointment, the Company and the new CFO entered into an employment agreement that will continue until June 30, 2020. Under the employment agreement, the new CFO is eligible to receive an aggregate of 4,000,000 shares of the Company’s common stock, as determined by the Board in its sole discretion, as follows: (i) for the six-month period ended December 31, 2018, the new CFO will be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined that his performance has been average or better for such period, and (ii) for each of the six-month periods ended June 30, 2019, December 31, 2019 and June 30, 2020, the new CFO will be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined that he has achieved certain benchmarks and milestones as mutually agreed to by him and the Board in advance of each such period.

Equity-related Transactions

On July 13, 2018, the Company issued 1,000,000 shares to Brandy Keen in settlement of RSUs that vested on June 30, 2018. See Note 6.

On August 2, 2018, the Board approved the following:

●	The issuance of 105,634 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the second quarter of 2018;

●	The issuance of 560,000 shares pursuant to special incentive stock bonuses earned by an employee for the six-month period ended June 30, 2018, subject to the remittance of required withholding taxes by the recipient; and

●	The grant to a new employee of 120,000 RSUs that vest on the six-month anniversary of employment.

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

Cannabis Market

The demand for our climate control and air sanitation systems, including system design and engineering, proprietary equipment, and third-party manufactured equipment, is primarily influenced by the construction of new cannabis cultivation facilities in the U.S. and Canada. Due to continued uncertainty of the cannabis industry following the U.S. Justice Department’s announcement of its opposition to legalized cannabis in early 2017, and the January 4, 2018 rescission of the Cole Memo, we believe there may be an interim decrease in the development and financing of new cannabis cultivation facilities. However, this possible market effect is expected to be mitigated by California’s legalization of recreational cannabis use, and Canada’s recent federal legalization of cannabis.

Recent and anticipated regulatory changes involving medicinal and/or recreational cannabis use in various jurisdictions, such as California and Canada, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of potential customers that might buy our climate control systems.

For 2018, we are pursuing customers seeking to build larger indoor cannabis cultivation facilities in all regulated markets, with special focus in California and Canada. In Canada, medicinal use of cannabis is federally legal, and the Canadian federal government recently legalized recreational use effective October 2018. On June 26, 2018, Oklahoma voters approved a medical cannabis ballot initiative. We also believe that Michigan will offer opportunities in 2018 as the state attempts to move to a recreational use regulated market, with the second-largest medical cannabis patient base in the U.S. In November 2018, voters in Michigan will consider an initiative legalizing and regulating recreational use of cannabis. Utah voters will also decide on a medical cannabis ballot measure in November 2018.

During the three months ended June 30, 2018, we entered into sales orders for 12 projects, each with a sales value over $100,000, which we refer to as commercial-scale projects. These commercial-scale projects represented aggregate net bookings of $4,145,000 for the three months ended June 30, 2018. For the six months ended June 30, 2018, we entered into sales orders for 23 commercial-scale projects with aggregate net bookings of $8,584,000. This compares to 21 commercial-scale projects representing aggregate net bookings of $6,749,000 for the year ended December 31, 2017. The California and Canadian markets each showed signs of strength for us through the first half of 2018, and we expect this trend to continue through the remainder of 2018. The following table sets forth our net bookings of commercial-scale projects for each cohort period presented (meaning, the commercial-scale contracts executed during each period for which we received an initial deposit, adjusted for any change orders or cancellations for that cohort group to date) by country/state.

	For the Six Months Ended June 30, 2018			For the Year Ended December 31, 2017
	Number of New Commercial-Scale Projects	Total Commercial-Scale Project Net Bookings	Average Commercial-Scale Project Net Bookings	Number of New Commercial-Scale Projects	Total Commercial-Scale Project Net Bookings	Average Commercial-Scale Project Net Bookings
Canada	6	$2,125,613	$354,269	7	$3,302,917	$471,845
California	7	$2,063,184	$294,741	1	$262,336	$262,336
Colorado	-	$-	$-	3	$421,948	$140,649
Arizona	-	$-	$-	3	$785,547	$261,849
Oregon	1	$370,898	$370,898	2	$403,365	$201,682
Washington	3	$1,844,277	$614,759	1	$170,976	$170,976
Massachusetts	1	$594,748	$594,748	-	$-	$-
Ohio	1	$135,860	$135,860	-	$-	$-
Alaska	-	$-	$-	1	$297,500	$297,500
Rhode Island	-	$-	$-	1	$227,680	$227,680
Nevada	-	$-	$-	1	$556,950	$556,950
Texas	-	$-	$-	1	$319,557	$319,557
Michigan	3	$1,345,000	$448,333	-	$-	$-
New Mexico	1	$104,772	$104,772	-	$-	$-

Total	23	$8,584,352	$373,233	21	$6,748,776	$321,370

Project Life-Cycle and Backlog

The project life-cycle for our commercial projects continues to vary significantly. From the execution of the sales contract, to engineering services and equipment delivery, and all the way through installation and commissioning of the installed system, which we refer to as our project life-cycle, the project can take anywhere from four months to two years to complete. The longer the project life-cycle, the longer it takes for us to recognize revenue on booked sales orders. Since we do not install the climate control systems, our customers are required to use third-party installation contractors, which adds to the variability in the project life-cycle and our revenue recognition.

The time it takes for our customer to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including:

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

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. We continue to focus on increasing our sales contract backlog and quoting on larger (i.e., greater than $100,000) projects in an effort to increase revenue. We also will focus on leveraging our current market position and presence to build our pipeline in the California and Canadian markets, as well as other emerging U.S. markets. As our backlog has grown with increased bookings, we have been making investments in people, facilities and systems to prepare ourselves to meet our customers’ demand for timely delivery of a fully engineered, application-specific, climate control system.

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

	For the quarter ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018
Backlog, beginning balance	$3,790,000	$3,933,000	$4,311,000	$4,456,000	$7,024,000
Net bookings, current period	$1,885,000	$1,944,000	$2,454,000	$4,623,000	$3,867,000
Recognized revenue, current period	$1,742,000	$1,566,000	$2,309,000	$2,055,000	$2,008,000
Backlog, ending balance	$3,933,000	$4,311,000	$4,456,000	$7,024,000	$8,883,000

During the three months ended June 30, 2018, (i) our net bookings were $3,867,000, a decrease of $756,000, or 16%, compared to the prior quarter, and (ii) our recognized revenue was $2,008,000, a decrease of $47,000, or 2%, compared to the prior quarter. We believe net bookings in any given cohort quarter are our best leading indicator of revenue that we may recognize in the ensuing two to eight quarters from that cohort.

As of June 30, 2018, our ending backlog was $8,883,000, an increase of $1,859,000, or 26%, compared to the prior quarter-end. About 53% of our June 30, 2018 ending backlog (down from 78% at March 31, 2018) is attributable to projects for which we have only received an initial deposit and, as a result, there are potential risks that the equipment portion of these projects will not be completed or will be delayed, which could occur if our customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing.

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

Results of Operations

Comparison of Three Months ended June 30, 2018 and 2017

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2018 was $2,008,000 compared to $1,742,000 for the three months ended June 30, 2017, an increase of $266,000, or 15%. Although our net bookings trended favorably and our backlog grew during 2018, revenue recognition continues to be impacted by our long and uncertain project life-cycle and delays faced by our customers in the construction of new cultivation facilities.

Cost of revenue increased by $155,000, or 12%, from $1,329,000 for the three months ended June 30, 2017 to $1,484,000 for the three months ended June 30, 2018.

The gross profit for the three months ended June 30, 2018 was $523,000 compared to $413,000 for the three months ended June 30, 2017. Gross profit margin increased by two percentage points from 24% for the three months ended June 30, 2017 to 26% for the three months ended June 30, 2018. This increase was due primarily to higher gross profit margin on our equipment sales, which were offset by lower gross profit margins on our engineering services and shipping and handling.

We experienced unfavorable trends in our fixed costs and favorable trends in our variable costs during the three months ended June 30, 2018. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $437,000, or 22% of total revenue, for the three months ended June 30, 2018 as compared to $274,000, or 16% of total revenue, for the three months ended June 30, 2017. The increase of $163,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $157,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,047,000, or 52% of total revenue, in the three months ended June 30, 2018 as compared to $1,055,000, or 60% of total revenue, in the three months ended June 30, 2017.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing using enhanced pricing software, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased by 21% from $1,610,000 for the three months ended June 30, 2017 to $1,941,000 for the three months ended June 30, 2018, an increase of $331,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $356,000, and (ii) an increase in advertising and marketing expenses of $14,000, offset by (iii) a decrease in product development expense of $39,000.

The increase in SG&A expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, was due primarily to: (i) an increase of $542,000 in stock-related compensation paid to employees, (ii) an increase of $73,000 in salaries and benefits, (iii) an increase of $235,000 in consulting fees (of which $193,000 were paid in stock), offset by (iv) a decrease $37,000 in accounting, legal and other professional fees, and (v) a decrease of $442,000 in stock-related compensation paid to our independent directors.

Operating Loss

We had an operating loss of $1,417,000 for the three months ended June 30, 2018, as compared to an operating loss of $1,197,000 for the three months ended June 30, 2017, an increase of $220,000, or 18%. The operating loss included $853,000 of non-cash, stock-based compensation expenses in the three months ended June 30, 2018 as compared to $262,000 for the three months ended June 30, 2017. Excluding these non-cash items, our operating loss decreased by $371,000.

Other Income

We had other income (net) of $123,000 for the three months ended June 30, 2017 compared to other income (net) of $16,000 for the three months ended June 30, 2018. The other income for the three months ended June 30, 2017 included the gain of $164,000 on the change in derivative liabilities associated with certain warrants.

Net Loss

Overall, we had a net loss of $1,401,000 for the three months ended June 30, 2018 as compared to a net loss of $1,073,000 for the three months ended June 30, 2017, an increase of $328,000, or 31%. The net loss included $853,000 of non-cash, stock-based compensation expenses in the three months ended June 30, 2018 as compared to non-cash, stock-based compensation expense of $262,000 and debt-related income (net) of $123,000 in the three months ended June 30, 2017.

Comparison of Six Months ended June 30, 2018 and 2017

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2018 was $4,062,000 compared to $3,335,000 for the six months ended June 30, 2017, an increase of $727,000, or 22%. Although our net bookings trended favorably and our backlog grew during 2018, revenue recognition continues to be impacted by an uncertain project life-cycle and delays faced by our customers in the construction of new cultivation facilities.

Cost of revenue increased by $663,000, or 27%, from $2,494,000 for the six months ended June 30, 2017 to $3,157,000 for the six months ended June 30, 2018.

The gross profit for the six months ended June 30, 2018 was $905,000 compared to $841,000 for the six months ended June 30, 2017. Gross profit margin decreased by three percentage points from 25% for the six months ended June 30, 2017 to 22% for the six months ended June 30, 2018. This decrease was due primarily to a one-time accommodation during the six months ended June 30, 2018 to a customer with whom we are working on several indoor grow facilities who we assisted in sourcing certain climate control equipment, which we did not normally sell, so the customer could complete this particular project in a timely manner. This equipment sale generated revenue of $413,000 at a gross profit margin of 2.5%.

We experienced unfavorable trends in our fixed and favorable trends in our variable costs during the six months ended June 30, 2018. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $843,000, or 21% of total revenue, for the six months ended June 30, 2018 as compared to $568,000, or 17% of total revenue, for the six months ended June 30, 2017. The increase of $275,000 was primarily due to an increase in salaries and benefits of $180,000 and stock-based compensation of $79,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,314,000, or 57% of total revenue, in the six months ended June 30, 2018 as compared to $1,925,000, or 58% of total revenue, in the six months ended June 30, 2017.

Operating Expenses

Operating expenses increased by 61% from $2,628,000 for the six months ended June 30, 2017 to $4,228,000 for the six months ended June 30, 2018, an increase of $1,600,000. The operating expense increase consisted of: (i) an increase in SG&A expenses of $1,539,000, and (ii) an increase in advertising and marketing expenses of $119,000, offset by (iii) a decrease in product development expense of $58,000.

The increase in SG&A expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, was due primarily to: (i) an increase of $997,000 in stock-related compensation paid to employees, (ii) an increase of $397,000 in salaries and benefits, (iii) an increase of $424,000 in consulting fees (of which $298,000 were paid in stock), (iv) an increase $67,000 in accounting, legal and other professional fees, offset by (v) a decrease of $516,000 in stock-related compensation paid to our independent directors.

The increase in marketing expenses were primarily for: (i) marketing salaries and benefits (including stock related-compensation) which increased by approximately $24,000, and (ii) advertising and marketing events which increased by $159,000.

Operating Loss

We had an operating loss of $3,322,000 for the six months ended June 30, 2018, as compared to an operating loss of $1,786,000 for the six months ended June 30, 2017, an increase of $1,536,000, or 86%. The operating loss included $1,493,000 of non-cash, stock-based compensation expenses in the six months ended June 30, 2018 as compared to $392,000 for the six months ended June 30, 2017. Excluding these non-cash items, our operating loss increased by $435,000.

Other Income (Expense)

We had other expense (net) of $288,000 for the six months ended June 30, 2017 compared to other income (net) of $38,000 for the six months ended June 30, 2018. The other income (net) during the six months ended June 30, 2018 included the gain of $21,000 on the change in derivative liabilities associated with certain warrants that were exercised on a cashless basis. The other expense (net) during the six months ended June 30, 2017 included the loss on extinguishment of debt of $415,000 due to the conversion of certain notes, the gain of $218,000 on the change in derivative liabilities associated with certain warrants, and other debt-related costs of $95,000.

Net Loss

Overall, we had a net loss of $3,284,000 for the six months ended June 30, 2018, as compared to a net loss of $2,074,000 for the six months ended June 30, 2017, an increase of $1,210,000, or 58%. The net loss included $1,493,000 of non-cash, stock-based compensation expenses in the six months ended June 30, 2018 as compared to non-cash, stock-based compensation expense of $392,000 and debt-related expenses (net) of $291,000 in the six months ended June 30, 2017.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2018, we had cash and cash equivalents of $1,629,000, compared to cash and cash equivalents of $2,468,000 as of December 31, 2017. The $839,000 decrease in cash and cash equivalents during the six months ended June 30, 2018 was primarily the result of: (i) cash used in our operating activities of $1,511,000, (ii) cash used in our investing activities of $144,000, which are primarily related to improvements made to our leased manufacturing facility, and (iii) cash provided by our financing activities of $816,000, which includes our private placement offering of $1,210,000, offset by our common share repurchase of $400,000.

Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of June 30, 2018, we had accounts receivable (net of allowance for doubtful accounts) of $230,000, inventory (net of excess and obsolete allowance) of $454,000, and prepaid expenses of $264,000. While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. As of June 30, 2018, we had no indebtedness, total accounts payable and accrued expenses of $1,253,000, and deferred revenue of $1,413,000. As of June 30, 2018, we had a working capital deficit of $63,000, compared to a working capital surplus of $308,000 as of December 31, 2017.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the three months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,511,000)	$(1,980,000)
Net cash (used in) provided by investing activities	(144,000)	132,000
Net cash provided by financing activities	816,000	2,882,000
Net (decrease) increase in cash	$(839,000)	$1,034,000

Operating Activities

We have never reported net income. We incurred a net loss for the six months ended June 30, 2018 of $3,284,000 and have an accumulated deficit of $22,887,000 as of June 30, 2018.

Cash used in operations for the six months ended June 30, 2018 was $1,511,000 compared to cash used in operations of $1,980,000 for the six months ended June 30, 2017, a decrease of $469,000. The reduction in cash usage during the six months ended June 30, 2018 is primarily attributable to a decrease in cash used for working capital of $801,000 and an increase in non-cash charges of $878,000, offset by an increase in net loss of $1,210,000. During the six months ended June 30, 2018, the significant non-cash item was stock-related compensation of $1,493,000.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2018 was $144,000 compared to cash provided by investing activities of $132,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we had payments for property and equipment (including equipment held for lease) of $243,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2018 was $816,000 compared to cash provided by financing activities of $2,882,000 for the six months ended June 30, 2017. During the six months ended June 30, 2018, we received $1,210,000 from a private placement of common stock and warrants and $18,000 from the exercise of options and warrants, which was offset by payment of $400,000 for the repurchase of common stock from a related party, $5,000 to purchase an option to purchase preferred stock held by a related party, and $7,000 on a note to a related party. During the six months ended June 30, 2017, we issued two unsecured promissory notes for aggregate proceeds of $500,000, which were converted into common stock in the third quarter of 2017, we made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes, and we raised $2,685,000 in a private placement of common stock and warrants to investors.

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

Capital Raising

During the second quarter of 2018, we raised $1,210,000 in a private placement offering of investment units (the “Units”), at a price of $0.16 per Unit. Each Unit consisted of one share of common stock and one warrant for the purchase of one share of common stock. We issued a total of 7,562,500 Units in the offering, and no commissions or fees were paid. The proceeds from the offering will be used for working capital and general corporate purposes. In addition, we used $400,000 from the proceeds of the offering to repurchase shares of common stock from our co-founders, Stephen and Brandy Keen. Refer to Note 9 – Non-compensatory Equity Transactions of the Notes to Condensed Consolidated Financial Statements, included as part of this Quarterly Report for additional information on the private placement offering.

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

Based on management’s estimate for our operational cash requirements, we may need to raise financing during the fourth quarter of 2018 or the first quarter of 2019 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all.

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

Contractual Payment Obligations

As of June 30, 2018, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979, which will continue through August 31, 2018. Beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2018, we had no off-balance sheet arrangements. During the three months ended June 30, 2018, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above in Note 8 to our Condensed Consolidated Financial Statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements, included as part of this Quarterly Report for the more significant events occurring since June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, which positions were held by the same person as of June 30, 2018, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of 2018, we completed a private placement offering of investment units (the “Units”), at a price of $0.16 per Unit, with certain accredited investors. Each Unit consisted of one share of common stock and one warrant for the purchase of one share of common stock. We issued a total of 7,562,500 Units for aggregate proceeds of $1,210,000, and no commissions or fees were paid. The proceeds from the offering will be used for working capital and general corporate purposes, after $400,000 from the proceeds was used to repurchase 3,125,000 shares of common stock from our co-founders, Stephen and Brandy Keen, at a purchase price of $0.128 per share. The offer and sale of the Units was made by in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. No registration rights were provided for any of the securities issued in the offering or on exercise of the warrants. Refer to Note 9 – Non-compensatory Equity Transactions of the Notes to Condensed Consolidated Financial Statements, included as part of this Quarterly Report for additional information on the private placement offering.

During the three months ended June 30, 2018, we issued shares of our restricted common stock as follows:

●	459,246 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	100,000 shares to a consultant as compensation for services rendered; and

●	31,562 shares to certain employees under a sales incentive plan.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Regulation FD Disclosure.

Press Release Announcing Financial Results

On August 14, 2018, we issued a press release announcing our financial condition and results of operations for the three months ended June 30, 2018. The press release is attached hereto as Exhibit 99.1.

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

SURNA INC.
(the “Registrant”)

Dated: August 14, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 14, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Press Release dated August 14, 2018, announcing financial condition and financial results

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

