Form 10-K/A
period 2017-12-31
Surna Inc.
filed 2018-08-28
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of August 27, 2018, the number of outstanding shares of common stock of the registrant was 223,337,236.

EXPLANATORY NOTE

Surna Inc. (the “Company” or “Surna”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”), which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, as amended by Amendment No. 1 thereto filed with the SEC on April 24, 2018 (the “2017 Form 10-K”). The Company is filing this Form 10-K/A to refile the report of its independent registered public accounting firm on page F-1 with respect to the Company’s consolidated financial statements as of and for the year ended December 31, 2017 to correct that the audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), not the auditing standards of the PCAOB. The Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because only the audit report is being re-filed for a statement re-phrasing therein, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of August 27, 2018. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2017 Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following revised Page F-1 to the consolidated financial statements of Surna Inc. is being filed as part of this Annual Report on Form 10-K.

b. Exhibits

See “Exhibit Index” on the page following the revised page F-1 to the consolidated financial statements and the signature page to this Annual Report on Form 10-K.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

F-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: August 28, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 28, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Principal Financial and Accounting Officer

EXHIBITS

Exhibit
Number	Description of Exhibit

23.1*	Consent of Anton Collins Mitchell LLP, Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.