Form 10-Q
period 2018-09-30
Surna Inc.
filed 2018-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, the number of outstanding shares of common stock of the registrant was 224,954,604.

Surna Inc.

Quarterly Report on Form 10-Q

For The Three and Nine Months Ended September 30, 2018

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the ability of our customers to obtain their regulatory approvals and to fund their businesses so as to be able to acquire our products and services;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions affecting demand for the products offered by us in the markets in which we operate, being less favorable than expected;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our growth strategy, including possible acquisitions;

●	future revenue being lower than expected; and

●	our intention not to pay dividends.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,416,882	$2,468,199
Accounts receivable (net of allowance for doubtful accounts of $108,949 and $105,267, respectively)	325,305	422,589
Other receivables	-	550
Inventory, net	501,198	522,622
Prepaid expenses	349,419	293,458
Total Current Assets	2,592,804	3,707,418
Noncurrent Assets
Property and equipment, net	530,155	401,356
Goodwill	631,064	631,064
Intangible assets, net	24,282	37,985
Deposits	51,000	51,000
Total Noncurrent Assets	1,236,501	1,121,405

TOTAL ASSETS	$3,829,305	$4,828,823

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,113,716	$1,969,263
Deferred revenue	555,417	1,011,871
Amounts due to shareholders	-	6,927
Derivative liability on warrants	-	410,880
Total Current Liabilities	2,669,133	3,398,941

NONCURRENT LIABILITIES
Deferred Rent	112,382	17,396
Total Noncurrent Liabilities	112,382	17,396

TOTAL LIABILITIES	2,781,515	3,416,337

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 77,220,000 shares issued and outstanding	772	772
Common stock, $0.00001 par value; 350,000,000 shares authorized; 223,834,604 and 206,248,522 shares issued and outstanding, respectively	2,238	2,062
Additional paid in capital	24,575,798	20,664,563
Accumulated deficit	(23,531,018)	(19,254,911)
Total Shareholders’ Equity	1,047,790	1,412,486

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,829,305	$4,828,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue, net	$3,324,621	$1,566,256	$7,387,094	$4,901,241

Cost of revenue	2,228,069	1,175,047	5,385,103	3,668,698

Gross profit	1,096,552	391,209	2,001,991	1,232,543

Operating expenses:
Advertising and marketing expenses	223,474	168,476	658,393	484,418
Product development costs	75,448	60,145	207,537	250,228
Selling, general and administrative expenses	1,440,995	1,396,957	5,101,773	3,518,528
Total operating expenses	1,739,917	1,625,578	5,967,703	4,253,174

Operating loss	(643,365)	(1,234,369)	(3,965,712)	(3,020,631)

Other income (expense):
Interest and other income (expense), net	(197)	1,016	16,293	3,808
Interest expense	-	-	(35)	(41,233)
Amortization of debt discount on convertible promissory notes	-	(10,037)	-	(63,157)
Loss on extinguishment of debt	-	(228,428)	-	(643,428)
Gain (loss) on change in derivative liabilities	-	(6,660)	21,403	212,054
Total other income (expense)	(197)	(244,109)	37,661	(531,956)

Loss before provision for income taxes	(643,562)	(1,478,478)	(3,928,051)	(3,552,587)

Income taxes	-	-	-	-

Net loss	$(643,562)	$(1,478,478)	$(3,928,051)	$(3,552,587)

Loss per common share – basic and dilutive	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and dilutive	222,782,404	184,912,253	216,836,968	179,470,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,254,911)	1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,197,999)	$1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,666,865	26	(26)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	1	18,374	-	18,375
Common shares issued on settlement of restricted stock units and award of stock bonuses	-	-	7,867,368	78	(78)	-	-
Common shares issued as compensation for services	-	-	1,689,349	18	393,618	-	393,636
Common shares issued in settlement agreement	-	-	800,000	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	1,091,953	-	1,091,953
Fair value of vested stock options granted to employees	-	-	-	-	50,526	-	50,526
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	531,076	-	531,076
Common shares issued for cash, net	-	-	7,562,500	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	(31)	-	(399,969)	(400,000)
Purchase of option to repurchase preferred stock from related party	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	-	(3,928,051)	(3,928,051)
Balance September 30, 2018	77,220,000	$772	223,834,604	$2,238	$24,575,798	$(23,531,018)	$1,047,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,928,051)	$(3,552,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	118,999	34,087
Amortization of debt discounts	-	38,433
Amortization of original issue discount on notes payable	-	25,520
Gain on change in derivative liabilities	(21,403)	(212,054)
Compensation paid in equity	2,067,191	1,270,933
Provision for doubtful accounts	3,682	1,715
Provision for excess and obsolete inventory	4,926	208,801
Loss on extinguishment of debt	-	643,428
Loss on disposal of other assets	19,278	-

Changes in operating assets and liabilities:
Accounts and other receivable	94,152	(207,205)
Inventory	16,498	(15,066)
Prepaid expenses	(55,960)	(119,753)
Accounts payable and accrued liabilities	368,328	112,516
Deferred revenue	(399,542)	(179,525)
Accrued interest	-	(10,574)
Deferred rent	(5,014)	-
Net cash provided by (used in) operating activities	(1,716,916)	(1,961,331)

Cash Flows From Investing Activities
Capitalization of intangible assets	(2,503)	(16,454)
Purchases of property and equipment	(232,109)	(14,566)
Proceeds from payment of tenant improvement allowance	100,000	-
Cash disbursed for equipment held for lease	(16,237)	-
Cash disbursed for lease deposit	-	(51,000)
Payments received on note receivable	-	157,218
Net cash provided by (used in) investing activities	(150,849)	75,198

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	1,210,000	2,685,000
Payments on convertible notes payable	-	(270,000)
Proceeds from issuance of notes payable	-	500,000
Proceeds from exercises of stock options	3,375	-
Proceeds from exercise of investor warrants	15,000	-
Repurchase of common shares from related party	(400,000)	-
Purchase of option to repurchase preferred stock from related party	(5,000)	-
Payments on loans from shareholders	(6,927)	(47,707)
Net cash provided by (used in) financing activities	816,448	2,867,293

Net (decrease) increase in cash	(1,051,317)	981,160
Cash, beginning of period	2,468,199	319,546
Cash, end of period	$1,416,882	$1,300,706

Supplemental cash flow information:
Interest paid	$35	$44,150

Non-cash investing and financial activities:
Conversions of promissory notes and accrued interest to common stock	$-	$1,205,856
Equity issued in settlement	$226,400	$-
Extinguishment of derivative liability on cashless exercise of warrants	$389,477	$-
Unpaid purchases of equipment and other assets	$2,525	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company develops innovative technologies and products that monitor, control and or address the energy and resource intensive nature of indoor cannabis cultivation. Currently, the Company’s revenue stream is derived primarily from supplying industrial technology and products to commercial indoor cannabis cultivation facilities. Headquartered in Boulder, Colorado, the Company’s engineering and technical team provides solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, and process controls, energy and water efficiency, and satisfaction of the evolving code and regulatory requirements being imposed at the state and local levels. The Company’s objective is to leverage its experience in this space in order to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e,. indoor and greenhouses) cultivation facilities. The Company is not involved in the growing, formulation or sale of cannabis products.

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2017. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $3,928,000 for the nine months ended September 30, 2018, and had an accumulated deficit of approximately $23,531,000 as of September 30, 2018. Since inception, the Company has financed its activities principally through debt and equity financing and customer deposits. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: valuation of derivative liabilities, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, AR reserves, and legal contingencies.

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

For the Company’s indefinite-lived goodwill, the impairment test consists of comparing the fair value, determined using the market value method, with its carrying amount. An impairment loss would be recognized for the carrying amount in excess of its fair value. The Company concluded that no impairment relating to intangible assets or goodwill existed at September 30, 2018.

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

In accordance with the new revenue standard’s requirements, the disclosure of the impact of adoption on the condensed consolidated income statements and balance sheets for the three and nine months ended September 30, 2018 (including insignificant true-up adjustments related to the first quarter of 2018 which have been reflected in the nine months ended September 30, 2018) was as follows:

	For the Three Months Ended Sept 30, 2018			For the Nine Months Ended Sept 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/ (Lower)
Income Statement
Revenues
Revenues	$3,324,621	$3,342,533	$(17,912)	$7,387,094	$7,404,506	$(17,412)

Net loss	$(643,562)	$(625,650)	$17,912	$(3,928,051)	$(3,910,639)	$17,412

Balance Sheet
Liabilities
Deferred Revenue	$555,417	$594,917	$(39,500)	$555,417	$594,917	$(39,500)

Shareholders’ Equity
Accumulated deficit	$(23,531,018)	$(23,570,518)	$(39,500)	$(23,531,018)	$(23,570,518)	$(39,500)

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

The Company offers assurance-type warranties for its products and products manufactured by others to meet specifications defined by the contracts with customers and does not have any material separate performance obligations related to these warranties. The Company maintains a warranty reserve based on historical warranty costs.

Other Judgments and Assumptions

The Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs include certain sales commissions and incentives and are included in selling, general and administrative expenses. ASC 606-10-32-18 allows the Company to not adjust the amount of consideration to be received in a contract for any significant financing component if the Company expects to receive payment within twelve months of transfer of control of goods or services. The Company has elected this expedient as it expects all consideration to be received in one year or less at contract inception. The Company has also elected not to provide the remaining performance obligations disclosures related to service contracts in accordance with the practical expedient in ASC 606-10-55-18. The Company recognizes revenue in the amount to which the entity has a right to invoice and has adopted this election to not provide the remaining performance obligations related to service contracts.

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in its contracts.

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of September 30, 2018 and December 31, 2017, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in Deferred Revenue in the condensed consolidated balance sheet since the timing of when the Company expects to recognize revenue is generally less than one year. As of September 30, 2018 and December 31, 2017, the deferred revenue, which was classified as a current liability, was $555,417 and $1,011,871, respectively.

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

Share-based compensation paid to employees, directors and non-employees totaled $573,931 and $878,964 for the three months ended September 30, 2018 and 2017, respectively, and $2,067,191 and $1,270,933 for the nine months ended September 30, 2018 and 2017, respectively.

Share-based compensation expenses are classified in the condensed consolidated financial statements in the same manner as if such compensation was paid in cash. The following is a summary of share-based compensation costs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense included in:
Cost of revenue	$20,311	$38,104	$99,374	$38,104
Advertising and marketing expenses	2,273	7,259	5,398	7,259
Product development costs	1,137	2,640	3,411	2,640
Selling, general and administrative expenses	550,210	830,961	1,959,008	1,222,930
Total share-based compensation expense included in consolidated statement of operations	$573,931	$878,964	$2,067,191	$1,270,933

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

The Company is subject to risks common to similarly-situated companies including, but not limited to, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain financing for operations and capital requirements. As a supplier of services and equipment to cannabis cultivators, the Company is also subject to risks related to the cannabis industry. Although certain states and Canada, where the Company sells its products, have legalized medical and/or recreational cannabis, U.S. federal laws continue to prohibit cannabis in all its forms as well as its derivatives. The enforcement of U.S. federal laws may adversely affect the implementation of state and local cannabis laws and regulations that permit medical or recreational cannabis and, correspondingly, may adversely impact the Company’s customers and the Company. The Company’s success is also dependent upon its ability to raise additional capital and to successfully develop and market its products.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s senior management team in deciding how to allocate resources and in assessing performance. The Company has one operating segment that is dedicated to the manufacture and sale of its products.

Recent Accounting Pronouncements

In February 2016, the FASB adopted ASU 2016-02, Leases (Topic 842) which requires companies leasing assets to recognize on their balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on contracts longer than one year. The lessee is permitted to make an accounting policy election to not recognize lease assets and lease liabilities for short-term leases. How leases are recorded on the balance sheet represents a significant change from previous GAAP guidance in Topic 840. ASU 2016-02 maintains a distinction between finance leases and operating leases similar to the distinction under previous lease guidance for capital leases and operating leases. In July 2018, FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. This amendment provides improvements that clarify specific aspects of the guidance in ASU 2016-02. In July 2018, FASB also issued ASU 2018-11, Targeted Improvements to Topic 842, Leases. This amendment provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). ASU 2016-02 is effective for fiscal periods beginning after December 15, 2018, and early adoption is permitted. The Company expects that this new standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effect to be related to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the disclosure requirements for fair value measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on the Company’s Condensed Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2018	2017
Finished goods	$536,512	$569,047
Work in progress	10,159	14,348
Raw materials	282,837	262,611
Allowance for excess & obsolete inventory	(328,310)	(323,384)
Inventory, net	$501,198	$522,622

Overhead expenses of $34,081 and $28,554 were included in the inventory balance as of September 30, 2018 and December 31, 2017, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017
Furniture and equipment	$352,434	$326,894
Equipment held for lease to related party	176,042	159,806
Vehicles	15,000	15,000
Leasehold improvements	215,193	33,257
	758,669	534,957
Accumulated depreciation	(228,514)	(133,601)
Property and equipment, net	$530,155	$401,356

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$1,561,706	$1,159,975
Sales commissions payable	96,525	21,931
Accrued payroll liabilities	146,773	58,557
Product warranty accrual	130,042	105,122
Commercial dispute settlement	-	332,418
Other accrued expenses	178,670	291,260
Total	$2,113,716	$1,969,263

Note 6 – Related Party Agreements and Transactions

Sterling Pharms Equipment Agreement

On May 10, 2017, the Board approved a three-year equipment, demonstration and product testing agreement between the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Mr. Keen, a principal shareholder of the Company, which operates a Colorado-regulated cannabis cultivation facility. Under this agreement, the Company agreed to provide to Sterling certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility in exchange for a quarterly fee of $16,500 from Sterling. Also, under this agreement, Sterling agreed to allow the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment, which the Company believes will assist it in the sale of its products. Sterling also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products, which the Company intends to use to improve, enhance and develop new or additional product features, innovations and technologies. In consideration for access to the Sterling facility to conduct demonstration tours and for the product testing and data to be provided by Sterling, the Company will pay Sterling a quarterly fee of $12,000.

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

The Company is treating the equipment rental arrangement and related Lease Fee payment as an operating lease. Accordingly, the equipment held for lease has been recorded as property and equipment on the balance sheets and will be depreciated over the term of the lease. The Lease Fee will be recorded as “Interest and other income, net” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company recorded Lease Fees of $18,330 and $30,550, respectively.

The Company will record the Demo and Testing Fee as operating expenses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company recorded Demo and Testing Fees of $12,000 and $20,000, respectively.

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

Company Option to Purchase of Preferred Stock from Stephen and Brandy Keen

On May 29, 2018, the Company and the Keens entered into a Preferred Stock Option Agreement under which the Company has the right, but not the obligation, to acquire all 35,189,669 shares of preferred stock owned by the Keens (the “Preferred Stock”). Pursuant to the Preferred Stock Option Agreement, upon exercise of the option by the Company, the Company will issue one share of common stock for each 1,000 shares of preferred stock purchased by the Company. The common stock issued upon exercise will be restricted shares. The option will expire on April 30, 2020. As consideration for the Keens’ grant of the option, the Company paid them $5,000. As of September 30, 2018, the Company has not exercised this option. See Note 9 and Note 12.

Note 7 – Derivative Liabilities

The Company determined that certain warrants issued in 2015 qualified as derivative financial instruments. Accordingly, the warrants were recorded as derivative liabilities and were marked to market at the end of each reporting period. Any change in fair value during the period was recorded as gain (loss) on change in derivative liabilities in the condensed consolidated statements of operations.

During the first quarter of 2018, all of the outstanding warrants were exercised on a cashless basis and the Company extinguished the derivative liability of approximately $389,000 and recorded an increase in additional paid-in capital of the same amount. The gain on change in derivative liabilities presented in the statements of operations for the three and nine months ended September 30, 2018 of $0 and $21,403, respectively, represent the gain on derivatives through the date of the cashless exercise of the warrants.

The following table sets forth movement in the derivative liability related to the warrants:

Balance December 31, 2017	$410,880
Gain on change in derivative liability, net	(21,403)
Balance prior to exercise of associated warrants	389,477
Extinguishment of derivative liability on cashless exercise of associated warrants	(389,477)
Balance September 30, 2018	$-

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

Internal Revenue Service Penalties

The Company was penalized by the Internal Revenue Service (“IRS”) for failure to file its Foreign Form 5471, Information Return of U.S. Persons with Respect to Certain Foreign Corporations, for the years 2011, 2012 and 2014 on a timely basis. In September 2018, the IRS notified the Company that it granted an abatement of the full amount of the assessed penalties and interest. No prior accrual was recorded as management determined the abatement was more likely than not.

Building Lease

The Company has a lease agreement for its manufacturing and office space consisting of approximately 18,600 square feet, which commenced on September 29, 2017 and continues through August 31, 2022. The monthly rental rate was $18,979 until August 31, 2018. Beginning September 1, 2018, the monthly rent increased by 3% and will continue to increase by 3% each year through the end of the lease. The current monthly rental rate is $19,548. The Company made a security deposit of $51,000 and received a $100,000 tenant allowance for leasehold improvements.

The following is a schedule by years of the minimum future lease payments on the building lease as of September 30, 2018.

Year Ended December 31,
2018	$58,645
2019	236,926
2020	244,034
2021	251,355
2022	170,888
Total future minimum lease payments	$961,848

Total rent under the building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to deferred rent on the condensed consolidated balance sheets.

The Company recorded to deferred rent a credit for the tenant improvements paid for or reimbursed by the landlord during the three and nine months ended September 30, 2018. Depreciation of the leasehold improvements and amortization of the credit have been determined based on a straight-line basis over the remaining term of the lease. The amortization of the credit for the tenant improvement allowance will result in a corresponding reduction in rent expense over the term of the lease.

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

Note 9 – Non-compensatory Equity Transactions

Private Placement Offering

During the second quarter of 2018, the Company completed a private placement offering of investment units (the “Units”), at a price of $0.16 per Unit, with certain accredited investors. Each Unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The Company issued a total of 7,562,500 Units for aggregate proceeds of $1,210,000. No commissions or fees were paid in connection with the offering. The proceeds are being used for working capital and general corporate purposes, after $400,000 from the proceeds was used to repurchase shares of common stock from the Keens.

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

Other Equity Issuances

During the nine months ended September 30, 2018, the Company issued shares of its restricted common stock as follows:

●	100,000 shares upon the exercise of certain warrants by an investor and payment of the exercise price of $15,000;

●	1,498,325 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	1,168,540 shares upon exercise of certain warrants by investors on a cashless exercise basis;

●	800,000 shares in connection with the settlement of a commercial dispute;

●	273,675 shares to consultants as compensation for services rendered;

●	31,562 shares to certain employees under a sales incentive plan;

Purchase of Preferred Stock Option

On May 29, 2018, the Company acquired an option to purchase 35,189,669 shares of preferred stock owned by the Keens. The Company paid the Keens $5,000 for this option. See Note 6. The Company recorded the purchase price for the option as an increase to accumulated deficit. See Note 12.

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

As of September 30, 2018, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards totaling 41,069,342 shares. Of these total awards, as of September 30, 2018, (i) awards related to 5,411,666 shares have been forfeited or expired, (ii) 11,896,974 shares have been issued on settlement of vested awards, and (iii) awards related to 23,760,702 remain outstanding.

On July 9, 2018, the Board appointed a new Chief Financial Officer (“CFO”) and Treasurer. In connection with this appointment, the Company and the new CFO entered into an employment agreement that will continue until June 30, 2020. Under the employment agreement, the new CFO is eligible to receive an aggregate of 4,000,000 shares of the Company’s common stock, as determined by the Board in its sole discretion, as follows: (i) for the six-month period ended December 31, 2018, the new CFO will be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined that his performance has been average or better for such period, and (ii) for each of the six-month periods ended June 30, 2019, December 31, 2019 and June 30, 2020, the new CFO will be eligible to receive a special bonus of 1,000,000 shares of the Company’s common stock, provided the Board has determined that he has achieved certain benchmarks and milestones as mutually agreed to by him and the Board in advance of each such period.

On July 13, 2018, the Company issued 1,000,000 shares to Brandy Keen in settlement of RSUs that vested on June 30, 2018.

On August 2, 2018, the Board approved the following:

●	The issuance of 105,634 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the second quarter of 2018;

●	The issuance of 560,000 shares pursuant to a special incentive stock bonus earned by an employee for the six-month period ended June 30, 2018, subject to the remittance of required withholding taxes by the recipient; and

●	The grant to a new employee of 120,000 RSUs that vest on the six-month anniversary of employment.

On September 12, 2018, the Board approved the following:

●	The grant to an independent director in lieu of cash director fees of $30,000 of 394,736 RSU’s of which 197,368 vested on his appointment and were settled by issuance of 197,368 shares in September 2018 and 197,368 of which will vest on completion of one year of service; and

●	During September 2018, the issuance of 300,000 shares pursuant to incentive stock bonuses earned by employees upon completion of their first year of employment.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at September 30, 2018 was $1,294,958, which will be recognized over approximately 2.0 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options and RSUs which are subject to vesting based on the achievement of $18,000,000 in revenue for 2018 and $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of September 30, 2018 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense was recognized. The unrecognized compensation expense with respect to these Performance-based Awards at September 30, 2018 was $995,154.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2018, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 118.90%; expected term in years 7.5 and risk-free interest rate 2.77%.

A summary of the non-qualified stock options granted to employees under the 2017 Equity Plan as of September 30, 2018, and changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	10,235,000	$0.121	8.7	$1,218,375
Granted	1,000,000	$0.283
Exercised	(25,000)	$0.135
Forfeited	(2,183,332)	$0.196
Expired	(33,334)	$0.135
Outstanding as of September 30, 2018	8,993,334	$0.121	7.8	$210,640
Exercisable as of September 30, 2018	1,826,674	$0.124	3.5	$36,390
Oustanding vested and expected to vest as of September 30, 2018	2,693,334	$0.126	5.2	$47,690

Performance options based on 2018 and 2019 revenue thresholds - uncertain vesting as of September 30, 2018	6,300,000	$0.118	8.9	$162,950

A summary of non-vested non-qualified stock options granted to employees under the 2017 Equity Plan as of September 30, 2018, and any changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested as of December 31, 2017	8,349,992	$0.107	$1,000,499
Granted	1,000,000	$0.257
Vested	-	-
Forfeited	(2,183,332)	$0.177
Expired	-	-
Nonvested as of September 30, 2018	7,166,660	$0.106	$174,250

During the nine months ended September 30, 2018, the Company recorded $38,321 as compensation expense related to vested options issued to employees, net of forfeitures. As of September 30, 2018, total unrecognized share-based compensation related to unvested options was $695,329, of which $35,874 was related to time-based vesting and $659,454 was related to performance-based vesting.

As of September 30, 2018, the Company had granted non-qualified options to purchase 10,250,000 shares which were performance-based, of which 1,950,000 were forfeited due to the failure to satisfy the 2017 revenue and bookings performance thresholds and 2,000,000 were forfeited due to employee terminations. Of the remaining non-qualified options to purchase 6,300,000 shares which are performance-based, the Company has determined that the likelihood of the 2018 and 2019 performance thresholds being satisfied is remote as of the date of grant and September 30, 2018; therefore, no expense was recognized. As of September 30, 2018, the performance-based non-qualified stock options include: (i) 2,550,000 options that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 3,750,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

A summary of the non-qualified stock options granted to the directors under the 2017 Equity Plan as of September 30, 2018, and changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2017	900,000	$0.135	9.6	$94,500
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, September 30, 2018	900,000	$0.135	8.9	$8,100
Exerciseable, September 30, 2018	900,000	$0.135	8.9	$8,100
Outstanding vested, September 30, 2018	900,000	$0.135	8.9	$8,100

A summary of non-vested non-qualified stock options granted to directors under the 2017 Equity Plan as of September 30, 2018, and any changes during the nine months then ended, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2017	450,000	$0.123	$52,470
Granted	-	-
Vested	(450,000)	$0.123
Forfeited	-	-
Expired	-	-
Nonvested, September 30, 2018	-	-	$-

During the nine months ended September 30, 2018, the Company recorded $12,205 as compensation expense related to vested options issued to directors. As of September 30, 2018, total unrecognized share-based compensation related to unvested options was $0.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan as September 30, 2018, and changes during the nine months then ended, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding as of December 31, 2017	13,800,000	$0.122	$3,312,000
Granted	5,514,736	$0.185
Vested and Settled with Share Issuance	(5,447,368)	$0.147
Forfeited	-	-
Outstanding as of September 30, 2018	13,867,368	$0.137	$1,996,901
Expected to vest as of September 30, 2018	10,867,368	$0.144	$1,564,901

2018/2019 performance-based units - uncertain vesting	3,000,000	$0.112	$432,000

During the nine months ended September 30, 2018, the Company recorded $1,091,953 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of September 30, 2018, total unrecognized share-based compensation related to unvested RSUs was $864,143, of which $528,443was related to time-based vesting and $335,700 was related to performance-based vesting. The total intrinsic value of RSUs vested and settled or to be settled with share issuance was $1,637,100 for the nine months ended September 30, 2018, based on the closing price of the Company’s stock on the vesting date.

As of September 30, 2018, the Company had granted 3,000,000 RSUs to the CEO which were performance-based. The Company has determined that the likelihood of the performance thresholds being satisfied is remote as of the date of grant and September 30, 2018; therefore, no expense was recognized. As of September 30, 2018, the performance-based RSUs include: (i) 1,500,000 RSUs that vest if the Company achieves 2018 revenue of $18,000,000, and (ii) 1,500,000 options that vest if the Company achieves 2019 revenue of $25,000,000.

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

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan as of September 30, 2018, and changes during the nine months then ended, are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2017	7,040,000	$0.113	$1,689,600
Granted	4,000,000	$0.170
Vested	(1,860,000)	$0.113
Forfeited	(200,000)	$0.121
Unvested, September 30, 2018	8,980,000	$0.138	$1,293,120

During the nine months ended September 30, 2018, the Company recorded $531,076 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures related to employee terminations. As of September 30, 2018, total unrecognized share-based compensation related to unvested stock bonus awards was $730,641.

Note 11 – Income Taxes

As of December 31, 2017, the Company had U.S. federal and state net operating losses (“NOLs”) of approximately $10,848,000. With the tax returns being finalized or amended, a $366,000 true-up was made bringing the balance to $11,214,000. These NOLs will expire, if not utilized, in the years 2034 through 2037. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets (including NOLs) will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2017 and September 30, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets (including NOLs) in the foreseeable future.

Note 12 – Subsequent Events

The Company has evaluated all subsequent events through November 14, 2018, the date the financial statements were available to be issued. The following events occurred after September 30, 2018.

Equity-related Transactions

On November 8, 2018, the Board approved the following:

●	The issuance of 120,000 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the third quarter of 2018; and

●	The issuance of 1,000,000 shares as a special incentive stock bonus earned by the CEO for the six-month period ended June 30, 2018, subject to the remittance of required withholding taxes by the recipient.

●	The exercise of the Company option to purchase the preferred stock from Stephen and Brandy Keen, which has not been completed at this time.

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

Shares of our common stock are traded on the OTC Markets under the ticker symbol “SRNA.”

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

For 2018, we are pursuing customers seeking to build larger indoor cannabis cultivation facilities in all regulated markets. In Canada, medicinal use of cannabis is federally legal, and the Canadian federal government recently legalized recreational use effective October 2018. On June 26, 2018, Oklahoma voters approved a medical cannabis ballot initiative. Four states had cannabis proposals on their November midterm ballots; two for recreational (adult use) and two for medical use. Three of the four states’ ballot proposals were approved, Michigan being the state to pass recreational adult use. Based on probabilities that this ballot proposal would be approved, Surna has already positioned a sales person in Michigan and has been marketing to potential licensees. Also, advantageous to Surna, the November 6, 2018 elections delivered medical cannabis to the states of Utah and Missouri. Surna is poised to take full advantage of these opportunities as their regulations develop.

During the three months ended September 30, 2018, we entered into sales orders for six projects, each with a sales value over $100,000, which we refer to as commercial-scale projects and one commercial-scale project was cancelled for a net addition of five commercial-scale projects for the three months ended September 30, 2018. These commercial-scale projects represented aggregate net bookings of $3,019,000 for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we entered into sales orders for 28 commercial-scale projects with aggregate net bookings of $11,609,000. This compares to 21 commercial-scale projects representing aggregate net bookings of $6,749,000 for the year ended December 31, 2017. The California and Canadian markets each showed signs of strength for us through the first three quarters of 2018, and we expect this trend to continue through the remainder of 2018. The following table sets forth our net bookings of commercial-scale projects for each cohort period presented (meaning, the commercial-scale contracts executed during each period for which we received an initial deposit, adjusted for any change orders or cancellations for that cohort group to date) by country/state.

	For the Nine Months Ended September 30, 2018			For the Year Ended December 31, 2017
	Number of New Commercial- Scale Projects	Total Commercial- Scale Project Net Bookings	Average Commercial- Scale Project Net Bookings	Number of New Commercial- Scale Projects	Total Commercial- Scale Project Net Bookings	Average Commercial- Scale Project Net Bookings
Canada	9	$3,393,442	$377,049	7	$3,302,917	$471,845
California	6	2,141,379	356,896	1	262,336	262,336
Colorado	-	-	-	3	421,948	140,649
Arizona	-	-	-	3	785,547	261,849
Oregon	1	370,898	370,898	2	403,365	201,682
Washington	3	1,859,413	619,804	1	170,976	170,976
Massachusetts	1	594,748	594,748	-	-	-
Ohio	1	135,860	135,860	-	-	-
Alaska	-	-	-	1	297,500	297,500
Rhode Island	1	400,003	400,003	1	227,680	227,680
Nevada	-	-	-	1	556,950	556,950
Texas	-	-	-	1	319,557	319,557
Michigan	3	1,368,630	456,210	-	-	-
New Mexico	1	104,772	104,772	-	-	-
Maryland	1	405,343	405,343	-	-	-
Arkansas	1	834,578	834,578	-	-	-

Total	28	$11,609,065	$414,609	21	$6,748,776	$321,370

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

We continue to focus on increasing our sales contract backlog and quoting on larger (i.e., greater than $100,000) projects in an effort to increase revenue. We also will focus on leveraging our current market position and presence to build our pipeline in the U.S. and Canadian markets. As our backlog has grown with increased bookings, we have been making investments in people, facilities and systems to prepare ourselves to meet our customers’ demand for timely delivery of a fully engineered, application-specific, climate control system.

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

	For the quarter ended
	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018
Backlog, beginning balance	$3,933,000	$4,311,000	$4,456,000	$7,024,000	$8,883,000
Net bookings, current period	$1,944,000	$2,454,000	$4,623,000	$3,867,000	$3,328,000
Recognized revenue, current period	$1,566,000	$2,309,000	$2,055,000	$2,008,000	$3,325,000
Backlog, ending balance	$4,311,000	$4,456,000	$7,024,000	$8,883,000	$8,886,000

During the three months ended September 30, 2018, (i) our net bookings were $3,328,000, a decrease of $539,000, or 14%, compared to the prior quarter, and (ii) our recognized revenue was $3,325,000, an increase of $1,317,000, or 66%, compared to the prior quarter. We believe net bookings in any given cohort quarter are our best leading indicator of revenue that we may recognize in the ensuing two to eight quarters from that cohort.

As of September 30, 2018, our ending backlog was $8,886,000, an increase of $3,000, compared to the prior quarter-end. About 65% of our September 30, 2018 ending backlog (comparable to 53% at June 30, 2018) is attributable to projects for which we have only received an initial deposit and, as a result, there are potential risks that the equipment portion of these projects will not be completed or will be delayed, which could occur if our customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2018 was approximately $3,325,000 compared to approximately $1,566,000 for the three months ended September 30, 2017, an increase of $1,758,000, or 112%. This is a result of a higher beginning backlog for the quarter ended September 30, 2018.

Cost of revenue increased by $1,053,000, or 90%, from $1,175,000 for the three months ended September 30, 2017 to $2,228,000 for the three months ended September 30, 2018.

The gross profit for the three months ended September 30, 2018 was $1,097,000 compared to $391,000 for the three months ended September 30, 2017. Gross profit margin increased by eight percentage points from 25% for the three months ended September 30, 2017 to 33% for the three months ended September 30, 2018. This increase was due primarily to an improvement in gross margin on equipment sales and a better utilization of our fixed cost structure.

We experienced favorable trends in our fixed costs as a percent of revenue and unfavorable trends in our variable costs during the three months ended September 30, 2018. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $408,000, or 12% of total revenue, for the three months ended September 30, 2018 as compared to $332,000, or 21% of total revenue, for the three months ended September 30, 2017. The increase of $76,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $74,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,820,000, or 55% of total revenue, in the three months ended September 30, 2018 as compared to $844,000, or 54% of total revenue, in the three months ended September 30, 2017. The increase in variable costs was primarily due to (i) $875,000 in higher equipment expense and (ii) $52,000 in higher shipping and handling costs, both related to higher revenues.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing using enhanced pricing software, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased by 7% to $1,740,000 for the three months ended September 30, 2018 from $1,626,000 for the three months ended September 30, 2017, an increase of $114,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $44,000, (ii) an increase in advertising and marketing expenses of $55,000, and (iii) an increase in product development expense of $15,000.

The increase in SG&A expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, was due primarily to: (i) an increase of $51,000 in stock-related compensation paid to employees, (ii) an increase of $37,000 in depreciation, (iii) an increase of $35,000 in facilities expense, and (iv) an increase of $27,000 in travel, offset by (v) a decrease of $74,000 in consulting, accounting, legal and other professional fees, (of which $19,000 was paid in stock) and (vi) a decrease of $42,000 in compensation (cash and stock) paid to our independent directors.

The increase in marketing expenses were primarily for: (i) advertising and marketing events which increased by $101,000, offset by (ii) rebranding and web development expenses which decreased by $53,000.

Operating Loss

We had an operating loss of $643,000 for the three months ended September 30, 2018, as compared to an operating loss of $1,234,000 for the three months ended September 30, 2017, a decrease of $591,000, or 48%. The operating loss included $574,000 of non-cash, stock-based compensation and $48,000 of depreciation and intangible asset amortization expenses in the three months ended September 30, 2018 as compared to $879,000 of non-cash, stock-based compensation and $11,000 of depreciation and intangible asset amortization expense for the three months ended September 30, 2017.

Other Income (Expense)

We had other expense (net) of $197 for the three months ended September 30, 2018 compared to other expense (net) of $244,000 for the three months ended September 30, 2017. The other income/expense for the three months ended September 30, 2017 included loss on extinguishment of debt of $228,000.

Net Loss

Overall, we had a net loss of $644,000 for the three months ended September 30, 2018 as compared to a net loss of $1,478,000 for the three months ended September 30, 2017, a decrease of $834,000, or 56%. The net loss included $574,000 of non-cash, stock-based compensation and $48,000 of depreciation and intangible asset amortization expenses in the three months ended September 30, 2018 as compared to $879,000 of non-cash, stock-based compensation and $11,000 of depreciation and intangible asset amortization expense in the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2018 was $7,387,000 compared to $4,901,000 for the nine months ended September 30, 2017, an increase of $2,486,000, or 51%. This is a result of higher net bookings for the nine months ended September 30, 2018.

Cost of revenue increased by $1,716,000, or 47%, from $3,669,000 for the nine months ended September 30, 2017 to $5,385,000 for the nine months ended September 30, 2018.

The gross profit for the nine months ended September 30, 2018 was $2,002,000 compared to $1,233,000 for the nine months ended September 30, 2017. Gross profit margin increased by two percentage points from 25% for the nine months ended September 30, 2017 to 27% for the nine months ended September 30, 2018. This increase was due to the higher utilization of fixed costs offset by a one-time accommodation to a customer with whom we are working on several indoor grow facilities who we assisted in sourcing certain climate control equipment, which we do not normally sell, so the customer could complete this particular project in a timely manner. This equipment sale generated revenue of $413,000 at a gross profit margin of 2.5%. For the nine months ended September 30, 2018, this customer has entered into sales contracts with a value of approximately $1,800,000.

We experienced favorable trends in our fixed costs as a percent of revenue during the nine months ended September 30, 2018. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $1,251,000, or 17% of total revenue, for the nine months ended September 30, 2018 as compared to $901,000, or 18% of total revenue, for the nine months ended September 30, 2017. The increase of $350,000 was primarily due to an increase in salaries and benefits of $271,000 and stock-based compensation of $61,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $4,134,000, or 56% of total revenue, in the nine months ended September 30, 2018 as compared to $2,768,000, or 56% of total revenue, in the nine months ended September 30, 2017.

Operating Expenses

Operating expenses increased by 40% from $4,253,000 for the nine months ended September 30, 2017 to $5,968,000 for the nine months ended September 30, 2018, an increase of $1,715,000. The operating expense increase consisted of: (i) an increase in SG&A expenses of $1,583,000, and (ii) an increase in advertising and marketing expenses of $174,000, offset by (iii) a decrease in product development expense of $43,000.

The increase in SG&A expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, was due primarily to: (i) an increase of $1,048,000 in stock-related compensation paid to employees, (ii) an increase of $482,000 in salaries and benefits, (iii) an increase of $272,000 in consulting, accounting, legal and other professional fees (of which $258,000 were paid in stock), (iv) an increase of $94,000 in travel expenses, (v) an increase of $85,000 in depreciation, and (vi) an increase of $75,000 in bad debt expense, offset by (vii) and a decrease of $557,000 in stock-related compensation paid to our independent directors.

The increase in marketing expenses were primarily for: (i) advertising and marketing events which increased by $260,000, (ii) marketing salaries and benefits (including stock related compensation) which increased by approximately $25,000, offset by (iii) rebranding and web development expenses which decreased by $127,000.

Operating Loss

We had an operating loss of $3,966,000 for the nine months ended September 30, 2018, as compared to an operating loss of $3,021,000 for the nine months ended September 30, 2017, an increase of $945,000, or 31%. The operating loss included $2,067,000 of non-cash, stock-based compensation expenses and $119,000 of depreciation and intangible asset amortization expense in the nine months ended September 30, 2018 as compared to non-cash, stock-based compensation expense of $1,271,000 and depreciation and intangible asset amortization expense of $34,000 for the nine months ended September 30, 2017.

Other Income (Expense)

We had other income (net) of $38,000 for the nine months ended September 30, 2018 compared to other expense (net) of $532,000 for the nine months ended September 30, 2017. The other income (net) during the nine months ended September 30, 2018 included the gain of $21,000 on the change in derivative liabilities associated with certain warrants that were exercised on a cashless basis. The other expense (net) during the nine months ended September 30, 2017 included the loss on extinguishment of debt of $643,000 due to the conversion of certain notes, the gain of $212,000 on the change in derivative liabilities associated with certain warrants, and other debt-related costs of $101,000.

Net Loss

Overall, we had a net loss of $3,928,000 for the nine months ended September 30, 2018, as compared to a net loss of $3,553,000 for the nine months ended September 30, 2017, an increase of $375,000, or 11%. The net loss included $2,067,000 of non-cash, stock-based compensation expenses and $119,000 of depreciation and intangible asset amortization expense in the nine months ended September 30, 2018 as compared to non-cash, stock-based compensation expense of $1,271,000 and depreciation and intangible asset amortization expense of $34,000 in the nine months ended September 30, 2017.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2018, we had cash and cash equivalents of $1,417,000, compared to cash and cash equivalents of $2,468,000 as of December 31, 2017. The $1,051,000 decrease in cash and cash equivalents during the nine months ended September 30, 2018 was primarily the result of: (i) cash used in our operating activities of $1,717,000, (ii) cash used in our investing activities of $151,000, which are primarily related to improvements made to our leased manufacturing facility, and (iii) cash provided by our financing activities of $816,000, which includes our private placement offering of $1,210,000, offset by our common share repurchase of $400,000.

Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of September 30, 2018, we had accounts receivable (net of allowance for doubtful accounts) of $325,000, inventory (net of excess and obsolete allowance) of $501,000, and prepaid expenses of $349,000. While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. As of September 30, 2018, we had no indebtedness, total accounts payable and accrued expenses of $2,114,000, and deferred revenue of $555,000. As of September 30, 2018, we had a working capital deficit of $76,000, compared to a working capital surplus of $308,000 as of December 31, 2017.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in) operating activities	$(1,716,916)	$(1,961,331)
Net cash provided by (used in) investing activities	(150,849)	75,198
Net cash provided by (used in) financing activities	816,448	2,867,293
Net (decrease) increase in cash	$(1,051,317)	$981,160

Operating Activities

We have never reported net income. We incurred a net loss for the nine months ended September 30, 2018 of $3,928,000 and have an accumulated deficit of $23,531,000 as of September 30, 2018.

Cash used in operations for the nine months ended September 30, 2018 was $1,717,000 compared to cash used in operations of $1,961,000 for the nine months ended September 30, 2017, a decrease of $244,000. The reduction in cash usage during the nine months ended September 30, 2018 is primarily attributable to a decrease in cash used for working capital of $438,000 and an increase in non-cash charges of $181,000, offset by an increase in net loss of $375,000. During the nine months ended September 30, 2018, the significant non-cash item was stock-related compensation of $2,067,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2018 was $151,000 compared to cash provided by investing activities of $75,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we had payments for property and equipment (including equipment held for lease) of $248,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2018 was $816,000 compared to cash provided by financing activities of $2,867,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we received $1,210,000 from a private placement of common stock and warrants and $18,000 from the exercise of options and warrants, which was offset by payment of $400,000 for the repurchase of common stock from a related party, $5,000 to purchase an option to purchase preferred stock held by a related party, and $7,000 on a note to a related party. During the nine months ended September 30, 2017, we issued two unsecured promissory notes for aggregate proceeds of $500,000, which were converted into common stock in the third quarter of 2017, we made payments of $270,000 to extinguish the principal under our remaining convertible promissory notes, we raised $2,685,000 in a private placement of common stock and warrants to investors and paid $48,000 on a note to a related party.

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

Based on management’s estimate for our operational cash requirements, we may need to raise financing during the first and second quarters of 2019 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all.

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

Contractual Payment Obligations

As of September 30, 2018, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

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

Recent Developments

Refer to Note 12 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements, included as part of this Quarterly Report for the more significant events occurring since September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURNA INC.
(the “Registrant”)

Dated: November 14, 2018	By:	/s/ Chris Bechtel
Chris Bechtel
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2018	By:	/s/ Mark Smiens
Mark Smiens
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

