Form 10-K/A
period 2018-12-31
Surna Inc.
filed 2019-04-24
CIK 1482541

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

As of April 23, 2019, the number of outstanding shares of common stock of the registrant was 227,656,638.

EXPLANATORY NOTE

Surna Inc. (the “Company” or “Surna”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2019 (the “2018 Form 10-K”). This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14, and updates the information contained in Part IV, Item 15. The Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, but because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of April 23, 2019. Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2018 Form 10-K.

2

Surna Inc.

Annual Report on Form 10-K/A

For Fiscal Year Ended December 31, 2018

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

Effective November 28, 2018, pursuant to the Company’s Bylaws, the Company’s Board of Directors (the “Board”) reduced the size of the Board from five members to three members. The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	60	Director; Chief Executive Officer and President
Timothy J. Keating	55	Chairman of the Board; Audit Committee
J. Taylor Simonton	74	Director; Audit Committee*
*Chairman of the committee

Certain information, as of April 23, 2019, with respect to the Company’s current directors, including their names, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director of the Company is set forth below. The business address of each of the directors is 1780 55th Street, Boulder, Colorado 80301.

Name and Year First Elected Director	Background Information and Principal Occupation(s) During Past Five Years and Beyond
Anthony K. McDonald (2018)

Mr. McDonald was appointed a director on September 12, 2018. On November 28, 2018, Mr. McDonald was appointed our Chief Executive Officer and President. Mr. McDonald has been involved in building businesses in the cleantech, energy efficiency and heating, ventilation and air conditioning (“HVAC”) industries over the past 10 years. From 2008 to 2018, Mr. McDonald led sales and business development as Vice-President—Sales for Coolerado Corp., a manufacturer and marketer of innovative, energy-efficient air conditioning systems for commercial, government, and military use. Along with Coolerado’s CEO, Mr. McDonald was instrumental in growing the business to become an INC. 600 high-growth company award winner and assisted in raising $15 million of private funding from a cleantech investment fund. In 2015, Coolerado was acquired by Seeley International, Australia’s largest air conditioning manufacturer and an innovative global leader in the design and production of energy-efficient cooling and heating products, where Mr. McDonald served as National Account Manager. During 2018, Mr. McDonald was the Vice-President—Sales and an outside advisor for SunTech Drive LLC, a solar energy equipment supplier located in Boulder, Colorado. He is also the founder and Managing Partner of Cleantechsell.com and the author of Cleantech Sell: The Essential Guide To Selling Resource Efficient Products In The B2B Market.

Prior to joining Coolerado, Mr. McDonald spent over ten years in the private equity industry where he was involved in numerous transactions in the technology, manufacturing, and power development industries. As a business development officer at Private Capital Resource Group and MidCoast Investments, national private equity acquisitions groups, and later as founder and principal of Marz Capital, a specialty finance firm that provided financing for middle market buyouts, Mr. McDonald has identified, financed, or acquired numerous transactions with total enterprise value in excess of $200 million.

Mr. McDonald was also a consultant to international banks with KMPG from 1994 to 1997 and served a as director for Keating Capital, Inc., a publicly-traded business development company that made investments in pre-IPO companies. He currently serves as a mentor for companies in the Clean Tech Open competition.

Mr. McDonald is a U.S. Army veteran and a graduate of the U.S. Military Academy at West Point, N.Y. where he earned a B.S. degree in Engineering and Economics. He also received an M.B.A. degree from the Harvard Business School.

Timothy J. Keating (2017)

Mr. Keating was appointed Chairman of the Board of Directors on March 14, 2017 and is a member of the Audit Committee. Mr. Keating brings more than 33 years of Wall Street experience, including 17 years as the principal owner of Keating Investments, LLC. Mr. Keating also served on the Equity Capital Formation Task Force and is the chairman of the Denver chapter of Harvard Alumni Entrepreneurs. Mr. Keating is currently the President of Keating Wealth Management, LLC, a Denver-area financial planning and investment advisory firm serving high net worth investors and their families.

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

In May 2017, he was appointed an independent director, a member of the Audit Committee (elected its Chairman in May 2018) and a member of the Governance Committee of Master Chemical Corporation (d/b/a Master Fluids Solutions), a developer and marketer of specialty chemicals. In May 2014, he was elected an independent director and chair of the Audit Committee of Advanced Emissions Solutions, Inc. (NASDAQ: ADES), a company which provides environmental solutions to customers in coal-fired power generation, municipal water and other industries primarily through emissions and water purification control technologies. He currently also serves as a member of the Nominating & Governance Committee and a member of the Activated Carbon Committee.

From May 2008 to July 2015, Mr. Simonton served as the lead independent director and chair of the Audit Committee of Crossroads Capital, Inc. (f/k/a BDCA Venture, Inc. and Keating Capital, Inc.), a publicly-traded closed-end fund regulated as a business development company under the Investment Company Act of 1940, where he also served as a member of the Valuation Committee which he chaired from 2008 to 2011. From October 2013 to June 30, 2018, Mr. Simonton served as an independent director, chair of the Audit Committee and member of the Nominating and Governance Committee of Escalera Resources Co., a natural gas exploration and development company (OTC: ESCR) and a member of the Compensation Committee from July 2014 to June 30, 2018.

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

Each of the directors on our Board of Directors was elected or appointed because he has demonstrated an ability to make meaningful contributions to our business and affairs, has a reputation for honesty and ethical conduct, has strong communication and analytical skills, and has skills, experience and background that are complementary to those of our other Board members. Mr. Keating has extensive financing, investment banking and investor relations experience and other managerial experience with micro- and small-cap public companies and helping those companies define their business strategies and implementing business plans. Mr. Simonton has extensive financial reporting, SEC compliance and corporate governance experience. Mr. McDonald has sales, sales and operation management, and mergers and acquisitions experience and has been involved in the HVAC industry for many years, with an in-depth knowledge of climate control systems.

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

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in Rule 5605(a)(2) promulgated by the Nasdaq Stock Market. The Board has determined that Messrs. Keating and Simonton are independent directors. Mr. McDonald is not an independent director as a result of his position as an executive officer.

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

Stockholder Communications with Directors

Stockholders may communicate with the Board by sending a letter to the Corporate Secretary, Surna Inc., 1780 55th Street, Boulder, Colorado 80301. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and should indicate in the address whether the communication is intended for the entire Board, the non-employee directors as a group or an individual director. Each communication will be screened by the Corporate Secretary or his designee to determine whether it is appropriate for presentation to the Board or any specified director(s). Examples of inappropriate communications include junk mail, spam, mass mailings, resumes, job inquiries, surveys, business solicitations and advertisements, as well as unduly hostile, threatening, illegal, unsuitable, frivolous, patently offensive or otherwise inappropriate material. Communications determined to be appropriate for presentation to the Board, or the director(s) to whom they are specifically addressed, will be submitted to the Board or such director(s) on a periodic basis. Any communications that concern accounting, internal control or auditing matters will be handled in accordance with procedures adopted by the Audit Committee.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which is available for review on our website at www.surna.com and is also available in print, without charge, to any stockholder who requests a copy by writing to us at Surna Inc., 1780 55th Street, Boulder, Colorado 80301, Attention: Corporate Secretary. Each of our directors, employees and officers, including our Chief Executive Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis, but may hold additional meetings as required. In 2018, the Board held six meetings. Each of our directors attended 100% of the Board meetings that were held during the periods when he or she was a director and 100% of the meetings of each committee of the Board on which he or she served that were held during the periods that he served on such committee. We do not have a policy requiring that directors attend our annual meetings of stockholders. We did not hold a 2018 annual meeting of stockholders.

Committees of the Board of Directors

Our Board established an Audit Committee on May 31, 2017. The Audit Committee operates pursuant to a charter approved by the Board, a copy of which is available on our website at www.surna.com by written request to the Company at Surna Inc., 1780 55th Street, Boulder, Colorado 80301, Attention: Corporate Secretary. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. In addition, the Audit Committee’s responsibilities include considering the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources. The Audit Committee is presently comprised of two persons: Messrs. Keating and Simonton. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. Our Board has determined that Mr. Simonton is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Simonton currently serves as Chairman of the Audit Committee. The Audit Committee held six meetings during 2018.

Board Leadership Structure

The Board may, but is not required to, select a Chairman of the Board who presides over the meetings of the Board and meetings of the stockholders and performs such other duties as may be assigned to him by the Board. The positions of Chairman of the Board and Chief Executive Officer may be filled by one individual or two different individuals. Currently the positions of Chairman of the Board and Chief Executive Officer are separated. Our Board believes that this structure has allowed Mr. McDonald, Chief Executive Officer, to focus on our day-to-day business, while allowing Mr. Keating, our Chairman of the Board, to lead the Board in its fundamental role of providing advice to and independent oversight (including risk oversight) of management.

Our separated Chairman of the Board and Chief Executive Officer positions are augmented by our independent directors, who comprise all of our Board committees and meet regularly in executive session without Mr. McDonald or other members of our management present to ensure that our Board maintains an appropriate level of independent oversight of management.

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

Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2018, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of April 23, 2019.

Name	Age	Positions
Anthony K. McDonald	60	Chief Executive Officer and President; Director

Mr. McDonald’s biographical information is included with such information for the other members of our Board.

Item 11. Executive Compensation

Director Compensation Program

On September 12, 2018, the Board approved a revised compensation plan for independent directors. Under this plan, the Company pays its independent directors an annual cash fee of $30,000, payable quarterly in advance, covering attendance at all regular or special meetings of the Board or any committee thereof (including telephonic meetings) and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Audit Committee). In addition, on the first business day of January each year, each independent director receives shares of the Company’s common stock valued at $30,000. Under the prior plan, the independent directors were paid an annual fee of $60,000, payable quarterly in advance, with 50% paid in cash and 50% paid in shares of the Company’s common stock.

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

At the time of initial election or appointment, each independent director also receives an equity retention award in the form of restricted stock units (“RSUs”), having an aggregate grant date value of $60,000. These RSUs vest 50% at the time of grant and 50% on the first anniversary of the grant date. Under the prior plan, the equity retention award consisted of non-qualified stock options and/or shares of common stock in such number as determined by the Board, which vested at 50% at the time of grant and 50% on the first anniversary of the grant date.

Each independent director is responsible for the payment of any and all income taxes arising with respect to the issuance of any equity awarded under the plan.

The Company also reimburses independent directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on the Company’s behalf.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2018 to the individuals who served as our independent directors during such period. While Mr. McDonald received certain compensation as an independent director prior to his appointment as our Chief Executive Officer, all such compensation received by Mr. McDonald is disclosed in the Summary Executive Compensation Table below.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Timothy J. Keating	$45,000	$30,000	$75,000
J. Taylor Simonton	$45,000	$30,000	$75,000

(1)	Excludes reimbursement of out-of-pocket expenses.
(2)	Reflects the dollar amount of the fair value of common stock issued in lieu of cash fees.

The aggregate number of non-qualified stock options and restricted stock unit awards held as of December 31, 2018 by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options	Shares Underlying Restricted Stock Units	Total
Timothy J. Keating	–	–	–
J. Taylor Simonton	900,000	–	900,000

Executive Compensation Philosophy and Objectives

The Company has not established a compensation committee. Accordingly, the Board is responsible for setting compensation policies for executive officers which has two fundamental objectives: (i) to provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals; and (ii) to align certain compensation elements with the Company’s annual performance goals. The Board considers, with respect to each of the Company’s executive officers, the total compensation that may be awarded, including base salary, discretionary cash bonuses, annual stock incentive awards, stock options, restricted stock units and other equity awards, and other benefits and perquisites. Under certain circumstances, the Board may also award compensation payable upon termination of the executive officer under an employment agreement or severance agreement (if applicable). The Board recognizes that its overall goal is to award compensation that is reasonable when all elements of potential compensation are considered. The Board believes that cash compensation in the form of base salary and discretionary cash bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock units and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success.

The Board also has historically focused on the Company’s financial condition when making compensation decisions and approving performance objectives. Because the Company has historically sought to preserve cash and currently does not operate at a profit, overall compensation traditionally has been weighted more heavily toward equity-based compensation. The Board will continue to periodically reassess the appropriate weighting of cash and equity compensation in light of the Company’s expenditures in connection with commercial operations and its cash resources and working capital needs.

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	2018	$13,154	$-	$30,000	$373,836	$-	$-	$9,398	$426,388

Brandy M. Keen (former Vice	2018	$174,656	$-	$883,200	$-	$-	$-	$10,448	$1,068,304
President and
Secretary) (3)	2017	$127,070	$-	$-	$-	$-	$-	$9,512	$136,582

Chris Bechtel (former Chief Executive	2018	$180,000	$125,000	$-	$-	$-	$-	$20,608	$325,608
Officer and
President) (4)	2017	$63,692	$240,000	$335,700	$-	$-	$-	$95,400	$734,792

Mark E. Smiens (former Chief Financial Officer, Treasurer and Secretary) (5)	2018	$71,346	$-	$-	$-	$-	$-	$3,342	$74,688

Aaron Trent Doucet (former	2018	$40,938	$-	$-	$-	$-	$-	$34,531	$75,469
Chief Executive
Officer) (6)	2017	$168,461	$-	$1,089,900	$-	$-	$-	$39,095	$1,297,456

Paul C. Kelly (former Chief Financial	2018	$35,102	$-	$-	$-	$-	$-	$-	$35,102
Officer and
Treasurer) (7)	2017	$92,000	$-	$-	$-	$-	$-	$-	$92,000

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2017 or 2018, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 16 to our consolidated financial statements for the fiscal year ended December 31, 2018 included in the Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2018 year. Stock awards include restricted stock units awarded in September 2018 as an equity retainer fee in connection with his appointment as an independent directror in September 2018, net of the restricted stock units cancelled when Mr. McDonald was apopinted Chief Executive Officer and President. Option awards represent non-qualified stock options to purchase shares of common stock awarded in November 2018, which are subject to certain to vesting (see Outstanding Equity Awards table, below). Other compensation includes employer-paid portion of insurance benefits ($349) and cash fees earned or paid in his capacity as an independent director prior to his appointment as CEO ($9,049).

(3) Ms. Keen was Vice President and Secretary from July 2017 until her resignation in May 2018. Amounts presented include all compensation for Ms. Keen for the full 2017 and 2018 years. Salary includes sales incentive compensation. Stock awards represent restricted stock units awarded in 2018 which are subject to vesting (see Outstanding Equity Awards table, below). Other compensation for 2017 and 2018 includes employer matching contributions under the Company’s 401(k) plan ($3,812 and $6,382, respectively) and employer-paid portion of insurance benefits ($5,700 and $4,066, respectively).

(4) Mr. Bechtel was Chief Executive Officer and President from August 2017 until his resignation in November 2018. Amounts presented include all compensation for Mr. Bechtel for the full 2017 and 2018 years. Bonus represents incentive stock bonus earned in 2017 and 2018 per his employment agreement. Stock awards represent restricted stock units awarded in 2017, which were subject to vesting in 2018 and 2019 based on the Company’s achievement of certain revenue thresholds and were forfeited upon his resignation. Other compensation for 2017 and 2018 includes consulting fees paid in equity ($81,000 and $0, respectively) and employer-paid portion of insurance benefits ($1,900 and $4,850, respectively). Other compensation in 2017 also includes compensation earned or paid in his capacity as an independent director prior to his appointment as CEO: (i) cash fees of $10,000, and (ii) cash fees of $2,500 paid in equity. Other compensation for 2018 also includes $15,758 for the gross-up on certain withholding taxes paid by the Company related to equity awards.

(5) Mr. Smiens was Chief Financial Officer and Treasurer from July 2018, and Secretary from September 2018, until his termination of employment in December 2018. To the Company’s knowledge, Mr. Smiens had no disagreement with the Company on any matters relating to the Company’s operations, policies or practices. Amounts presented include all compensation for Mr. Smiens for the full 2018 year. Other compensation for 2018 includes employer matching contributions under the Company’s 401(k) plan ($1,616) and employer-paid portion of insurance benefits ($1,726).

(6) Mr. Doucet served as President and Chief Executive Officer from June 2016 until his resignation in August 2017. From August 2017 until March 2018, Mr. Doucet served as the Company’s Vice President of Business Development. Amounts presented include all compensation for Mr. Doucet for the full 2017 and 2018 years. Salary includes sales incentive compensation. Stock awards represent restricted stock units awarded in 2017, which vested in 2018 but have not been settled due to the failure of Mr. Doucet to pay the required withholding taxes. The Company has commenced litigation against Mr. Doucet to have these restricted stock units canceled. Other compensation for 2017 includes a moving allowance paid in connection with his relocation to California ($28,000), a car allowance ($5,095) and employer-paid portion of insurance benefits ($6,000). Other compensation for 2018 includes a car allowance ($3,323) and the gross-up on certain withholding taxes paid by the Company related to equity awards ($31,208).

(7) Mr. Kelly was Chief Financial Officer and Treasurer from August 2017 until his resignation in January 2018.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (2)	-	-	5,000,000	$0.089	11/28/2028	–	–	–	–

Brandy M. Keen (3)	–	–	–	–	–	–	–	2,800,000	$207,200

Chris Bechtel	–	–	–	–	–	–	–	–	–

Mark E. Smiens	–	–	–	–	–	–	–	–	–

Aaron Trent Doucet (4)	–	–	–	–	–	–	–	–	–

Paul C. Kelly	–	–	–	–	–	–	–	–	–

(1) Calculated by multiplying the number of unvested shares by $0.074, the closing price per share of our common stock as reported by the OTCQB on December 31, 2018.

(2) On November 28, 2018, the Company granted to Mr. McDonald non-qualified stock options to purchase 5,000,000 shares of common stock under the Company’s 2017 Equity Incentive Plan, of which: (i) 1,000,000 options vested and became exercisable on the grant date, (ii) 2,000,000 options vest and become exercisable on December 31, 2019, if he continues to be employed by the Company on that date, and (iii) 2,000,000 options vest and become exercisable on December 31, 2020, if he continues to be employed by the Company on that date.

(3) On May 29, 2018, the Company granted to Ms. Keen 4,800,000 restricted stock units under the Company’s 2017 Equity Incentive Plan, of which: (i) 1,000,000 RSUs vested on June 30, 2018 and have been settled through the issaunce of shares; (ii) 1,000,000 RSUs vested on December 31, 2018 and have been settled through the issuance of shares; (iii) 1,000,000 RSUs will vest on June 30, 2019, subject to her continued employment through the vesting date, (iv) 1,000,000 RSUs will vest on December 31, 2019, subject to her continued employment through the vesting date, and (v) 800,000 RSUs will vest on April 30, 2020, subject to her continued employment through the vesting date.

(4) On August 17, 2017, the Company granted to Mr. Doucet 9,000,000 restricted stock units, which vested in 12 equal installments (750,000 units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next 11 calendar months. These vested RSUs have not been settled due to the failure of Mr. Doucet to pay the required withholding taxes. The Company has commenced litigation against Mr. Doucet to have these restricted stock units canceled.

Compensation Arrangements with Named Executive Officers

The following summarizes the employment agreement that the Company has entered into with Mr. McDonald and Ms. Keen, as of December 31, 2018.

Anthony K. McDonald

On November 28, 2018, the Company entered into an employment agreement with Mr. McDonald, the Company’s Chief Executive Officer and President. The initial term of the employment agreement commenced on November 28, 2018 and will continue until December 31, 2020. However, the Company and Mr. McDonald may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Mr. McDonald’s employment is terminated by the Company during the initial term without cause, Mr. McDonald will be entitled to receive his base salary for an additional 30 days. Following the initial term, the Company and Mr. McDonald may extend the employment agreement for additional one-year terms by mutual written agreement. Under the employment agreement, Mr. McDonald will receive an annualized base salary of $180,000.

Under the employment agreement, the Board approved an award of non-qualified stock options to purchase 5,000,000 shares of the Company’s common stock under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), which vest as follows: (i) 1,000,000 options vested and become exercisable on the grant date, (ii) 2,000,000 options vest and become exercisable on December 31, 2019, if Mr. McDonald continues to be employed by the Company on that date, and (iii) 2,000,000 options vest and become exercisable on December 31, 2020, if Mr. McDonald continues to be employed by the Company on that date. The exercise price of these options is $0.089, based on the closing of the Company’s common stock on November 27, 2018.

In the event of a change of control involving the Company, any non-qualified stock options not already vested will become vested, provided Mr. McDonald continues to provide services to the Company on the date immediately preceding the date of the change of control.

In consideration of the grant of the non-qualified stock options, Mr. McDonald agreed to cancel 197,368 RSUs, which were granted to him as an equity retention award in connection with Mr. McDonald’s appointment to the Board on September 12, 2018 and which had not vested as of November 28, 2018.

Brandy M. Keen

On October 10, 2017, the Company entered into an employment agreement with Ms. Keen, the Company’s Vice President, Secretary and Senior Technical Advisor. Under the employment agreement, Ms. Keen was entitled to receive an annualized base salary of $150,000 and was eligible to participate in the Company’s sales incentive program for sales personnel, as in effect and as amended from time to time by the Company (the “Sales Program”). In connection with the Sales Program, Ms. Keen was entitled to a sales incentive equal to one-quarter of one percent (0.25%) of the revenue collected and earned from the Company’s sales, payable quarterly in arrears.

In May 2018, the Company and Ms. Keen entered into, an amended and restated employment agreement, which will expire on April 30, 2020. However, the Company and Ms. Keen may terminate the revised employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. The revised employment agreement provides for an annualized base salary of $150,000 and the continuation of the quarterly sales incentive.

Under the revised employment agreement, the Board approved an award of 4,800,000 RSUs to Ms. Keen under the Company’s 2017 Equity Incentive Plan that vest as follows: (i) 1,000,000 RSUs vested on June 30, 2018, subject to her continued employment through the vesting date, (ii) 1,000,000 RSUs vested on December 31, 2018, subject to her continued employment through the vesting date, (iii) 1,000,000 RSUs will vest on June 30, 2019, subject to her continued employment through the vesting date, (iv) 1,000,000 RSUs will vest on December 31, 2019, subject to her continued employment through the vesting date, and (v) 800,000 RSUs will vest on April 30, 2020, subject to her continued employment through the vesting date. The revised employment agreement provides that the foregoing RSUs would continue to vest if Ms. Keen’s employment is terminated by the Company without cause. In the event of a change of control involving the Company, any RSUs not already vested will become vested, provided Ms. Keen continues to provide services to the Company on the date immediately preceding the date of the change of control.

In connection with the revised employment agreement, Ms. Keen agreed to extend the post-termination restrictive period from one year to two years from the date of termination or expiration and resigned as an executive officer and director of the Company effective May 10, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the shares of our common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding common stock. The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of April 23, 2019. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o Surna Inc. 1780 55th Street, Boulder, Colorado 80301.

	Common Stock		Preferred Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)	Number of Shares Owned Beneficially (1)	Percentage of Class (3)

Directors
Anthony K. McDonald (4)	1,197,368	0.5%	-	-
Timothy J. Keating	2,192,672	1.0%	-	-
J. Taylor Simonton (5)	1,637,116	0.7%	-	-

Executive Officers who are not Directors	-	-	-	-

Executive Officers and Directors as a Group	5,027,156	2.2%	-	-

5% or More Stockholders
Brandy M. Keen (6)	19,194,859	8.4%	-	-
Morgan Paxhia (7)	6,686,961	2.9%	33,428,023	79.5%
Chris Bechtel (8)	17,045,261	7.4%	-	-
John F. Jansen (9)	18,088,366	7.7%	-	-

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 227,656,638 shares of the Company’s common stock issued and outstanding as of April 23, 2019.

(3) Based on a total of 42,030,331 shares of the Company’s preferred stock issued and outstanding as of April 23, 2019. The holders of preferred stock vote as a separate class on matters affecting the preferred stock.

(4) Includes 1,000,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(5) Includes 900,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(6) Includes 3,615,024 shares of common stock held jointly with her spouse, Stephen B. Keen.

(7) Includes 6,686,961 shares of common stock and 33,428,023 shares of preferred stock owned by Demeter Capital Group LP (“Demeter”) as of December 31, 2018. Mr. Paxhia. Mr. Paxhia and his sister, Emily Paxhia, are the managing members of Poseidon Asset Management, LLC (“Poseidon”), which is the general partner and/or investment manager of Demeter and in such capacity exercises voting and dispositive power over the securities beneficially owned by Demeter. The address for Mr. Paxhia, Ms. Paxhia, Poseidon and Demeter is 130 Frederick Street, #102, San Francisco, CA 94117.

(8) Beneficial ownership based on Form 4 reports filed by Mr. Bechtel with the SEC on June 12, 2018 and November 12, 2018. Includes 3,361,250 shares of common stock issuable upon the exercise of warrants exercisable within 60 days. The address for Mr. Bechtel is 31 Cape Harbour Place, The Woodlands, TX 77380.

(9) Beneficial ownership based on Schedule 13G filed by Mr. Jansen with the SEC on June 27, 2018. Includes 6,075,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days. The address for Mr. Jansen is 4910 Kaylan Court, Richmond, TX 77407.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Amounts Due to Stockholders

In July 2014, the Company issued a $250,000 unsecured promissory note (“Hydro Note”) to Ms. Keen and Stephen Keen as part of the purchase price of Hydro. Mr. Keen is a principal shareholder of the Company and was a former executive officer and director, and was formerly a consultant to the Company (see below). Ms. Keen, the spouse of Mr. Keen, is also a principal shareholder of the Company and previously served as an executive officer and director of the Company (see above). As of December 31, 2017, the Hydro Note had a balance of $6,927, which was paid in full during 2018.

Stephen Keen Consulting Agreement

In May 2017, the Board approved a three-year consulting agreement under which Mr. Keen agreed to provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. Pursuant to the terms of the consulting agreement, the Company recorded consulting fees of $10,000 and $20,000 payable to Mr. Keen during the years ended December 31, 2018 and 2017, respectively. In May 2018, the Company and Mr. Keen entered into an agreement, which terminated the consulting agreement.

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

Sterling accepted delivery of the leased equipment and completed installation of the equipment at its facility on May 1, 2018. Accordingly, the term of this agreement commenced May 1, 2018 and will expire April 30, 2021. After giving effect to the amended quarterly equipment lease fees payable to the Company of $18,330 and the quarterly demonstration and testing fees payable to Sterling of $12,000, the Company will receive a net payment of $6,330 from Sterling each quarter.

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

***************

During 2018, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

On November 28, 2017, the Audit Committee engaged Anton Collins Mitchell LLP (effective January 1, 2019, Anton Collins Mitchell LLP changed its legal name to ACM LLP) (“ACM”) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2017 replacing RBSM LLC (“RBSM”). RBSM acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2016 and reviewed the Company’s financial statements included in the Company’s quarterly reports filed on Form 10-Q for 2017. ACM also acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2018.

ACM has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees of ACM (and its predecessor, RBSM), our independent registered public accounting firm, for the years ended December 31, 2018 and 2017, respectively:

	2018		2017
	ACM		ACM	RBSM
Audit Fees	$135,000		$125,000	$60,800
Audit-Related Fees	-		4,162	12,500
Tax Fees	19,500	(1)	-	7,500	(2)
Other Fees	-		5,451	-
Total	$154,500		$134,613	$80,800

(1) Tax fees in 2018 relate to tax returns for the 2017 year
(2) Tax fees in 2017 relate to tax returns for the 2015 and 2016 years

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

SURNA INC.
(the “Registrant”)

Dated: April 24, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: April 24, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 24, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Director

Dated: April 24, 2019	By:	/s/ Timothy J. Keating
Timothy J. Keating, Chairman of the Board

Dated: April 24, 2019	By:	/s/ J. Taylor Simonton
J. Taylor Simonton, Director

EXHIBITS

Exhibit
Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.