Form 10-Q
period 2019-03-31
Surna Inc.
filed 2019-05-13
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54286

SURNA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1780 55th Street, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip code)

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

As of May 10, 2019, the number of outstanding shares of common stock of the registrant was 227,656,638.

Surna Inc.

Quarterly Report on Form 10-Q

For The Three Months Ended March 31, 2019

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions affecting demand for the products offered by us in the markets in which we operate, being less favorable than expected;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$465,360	$253,387
Accounts receivable (net of allowance for doubtful accounts of $91,220 and $119,022, respectively)	266,045	210,187
Inventory, net	740,291	935,886
Prepaid expenses	119,407	127,694
Other assets	2,141	654
Total Current Assets	1,593,244	1,527,808
Noncurrent Assets
Property and equipment, net	472,716	520,321
Goodwill	631,064	631,064
Intangible assets, net	21,774	23,028
Deposits	51,000	51,000
Operating lease right-of-use asset	670,269	-
Total Noncurrent Assets	1,846,823	1,225,413

TOTAL ASSETS	$3,440,067	$2,753,221

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,945,764	$1,917,087
Deferred revenue	1,070,625	641,798
Current portion of operating lease liability	204,604	-
Total Current Liabilities	3,220,993	2,558,885

NONCURRENT LIABILITIES
Operating lease liability	569,202	-
Total Noncurrent Liabilities	569,202	-

TOTAL LIABILITIES	3,790,195	2,558,885

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 227,536,638 and 224,989,794 shares issued and outstanding, respectively	2,275	2,250
Additional paid in capital	24,893,733	24,538,027
Accumulated deficit	(25,246,556)	(24,346,361)
Total Shareholders’ (Deficit) Equity	(350,128)	194,336

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,440,067	$2,753,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue, net	$1,771,230	$2,054,728

Cost of revenue	1,281,157	1,672,714

Gross profit	490,073	382,014

Operating expenses:
Advertising and marketing expenses	124,626	211,016
Product development costs	116,933	75,172
Selling, general and administrative expenses	1,170,586	2,000,916
Total operating expenses	1,412,145	2,287,104

Operating loss	(922,072)	(1,905,090)

Other income (expense):
Interest and other income, net	21,877	178
Interest expense	-	(35)
Gain on change in fair value of derivative liabilities	-	21,403
Total other income (expense)	21,877	21,546

Loss before provision for income taxes	(900,195)	(1,883,544)

Income taxes	-	-

Net loss	$(900,195)	$(1,883,544)

Loss per common share – basic and dilutive	$(0.004)	$(0.009)

Weighted average number of common shares outstanding, basic and dilutive	226,860,462	210,142,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	1,560,000	(880,000)	15	(15)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	92,755	-	92,755
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	172,777	-	172,777
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	15,199	-	15,199
Net loss	-	-	-	-	-	-	(900,195)	(900,195)
Balance March 31, 2019	42,030,331	$420	227,536,638	120,000	$2,275	$24,893,733	$(25,246,556)	$(350,128)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,254,911)	$1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	$2,062	$20,664,563	$(19,197,999)	$1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,207,619	22	(22)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	1	18,374	-	18,375
Common shares issued on settlement of restricted stock units and award of stock bonuses	-	-	5,210,000	52	(52)	-	-
Common shares issued as compensation for services	-	-	385,337	5	109,046	-	109,051
Common shares issued in settlement agreement	-	-	800,000	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	358,123	-	358,123
Fair value of vested stock options granted to employees	-	-	-	-	27,568	-	27,568
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	145,879	-	145,879
Net loss	-	-	-	-	-	(1,883,544)	(1,883,544)
Balance March 31, 2018	77,220,000	$772	214,976,478	$2,150	$21,939,348	$(21,081,543)	$860,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(900,195)	$(1,883,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	48,859	26,872
Gain on change in derivative liabilities	-	(21,403)
Compensation paid in equity	355,731	640,621
Provision for doubtful accounts	(27,802)	37,899
Provision for excess and obsolete inventory	4,092	(9,947)

Changes in operating assets and liabilities:
Accounts receivable	(28,056)	172,395
Inventory	191,503	(29,971)
Prepaid expenses and other	6,800	99,559
Operating lease right-of-use asset	44,147	-
Accounts payable and accrued liabilities	136,635	(235,947)
Deferred revenue	428,827	(321,926)
Lease liability	(48,568)	-
Net cash provided by (used in) operating activities	211,973	(1,525,392)

Cash Flows From Investing Activities
Capitalization of intangible assets	-	(1,550)
Purchases of property and equipment	-	(159,927)
Proceeds from payment of tenant improvement allowance	-	100,000
Cash disbursed for equipment held for lease	-	(11,782)
Net cash used in investing activities	-	(73,259)

Cash Flows From Financing Activities
Proceeds from exercises of stock options	-	3,375
Proceeds from exercise of investor warrants	-	15,000
Payments on loans from shareholders	-	(6,927)
Net cash provided by financing activities	-	11,448

Net increase (decrease) in cash	211,973	(1,587,203)
Cash, beginning of period	253,387	2,468,199
Cash, end of period	$465,360	$880,996

Supplemental cash flow information:
Interest paid	$-	$35

Non-cash investing and financing activities:
Equity issued in settlement	$-	$226,400
Extinguishment of derivative liability on cashless exercise of warrants	$-	$389,477
Unpaid purchases of equipment and other assets	$-	$41,811

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company designs, engineers and manufactures application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Currently, the Company’s revenue stream is derived primarily from supplying its products, services and technologies to commercial indoor cannabis cultivation facilities. Headquartered in Boulder, Colorado, the Company’s engineering and technical team provides solutions that allow growers to meet the unique demands of an indoor cannabis cultivation environment through precise temperature, humidity, light, and process controls, energy and water efficiency, and satisfaction of the evolving code and regulatory requirements being imposed at the state and local levels. The Company’s customers include those building new facilities and those expanding or retrofitting existing facilities. The Company’s objective is to leverage its unique experience in this space in order to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e., indoor and sealed greenhouses) cultivation facilities. The Company is not involved in the production or sale of cannabis.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

The Company has reclassified deferred rent liability to accounts payable and other accrued expenses for 2017. These reclassifications have been applied consistently to the periods presented and had no impact on net loss, total assets and liabilities, or equity.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. Since inception, the Company has financed its activities principally through debt and equity financing, customer deposits and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2019 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next 12 months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, and legal contingencies.

Goodwill

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company concluded that no impairment relating to goodwill existed at March 31, 2019.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

Under the revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of the Company’s contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life-cycle from facility design and construction to equipment delivery and system installation and start-up.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company does not have material amounts of contract assets since revenue is recognized as control of goods is transferred or as services are performed. Contract liabilities consist of advance payments and deferred revenue.

For the three months ended March 31, 2019, the Company recognized revenue of $393,756 related to the deferred revenue at January 1, 2019. For the three months ended March, 31, 2018, the Company recognized revenue of $826,083 related to the deferred revenue at January 1, 2018.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2019, the Company’s remaining performance obligations, or backlog, was $11,543,000, of which $8,069,000, or 70%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed; these reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, there is a delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through 2021 are as follows:

	2019	2020	2021	Total
Remaining performance obligations related to engineering only paid contracts	$3,933,000	$1,346,000	$2,790,000	$8,069,000
Remaining performance obligations related to partial equipment paid contracts	$2,907,000	$542,000	$25,000	$3,474,000
Total remaining performance obligations	$6,840,000	$1,888,000	$2,815,000	$11,543,000

The portion of remaining performance obligations that the Company does not expect to be realized until 2021 includes the sales contracts that may be abandoned by the Company’s customers or ultimately cancelled.

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2019	2018
Equipment sales	$1,492,530	$1,751,636
Engineering and other services	222,409	243,691
Shipping and handling	56,291	59,401
Total revenue	$1,771,230	$2,054,728

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2019, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 114.97%; expected term in years 5.1 and risk-free interest rate 2.37%.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) adopted ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company’s fiscal year beginning January 1, 2019.

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Share-based compensation expense included in:
Cost of revenue	$2,362	$41,271
Advertising and marketing expenses	840	852
Product development costs	420	1,137
Selling, general and administrative expenses	352,109	597,361
Total share-based compensation expense included in consolidated statement of operations	$355,731	$640,621

Recently Adopted Accounting Guidance

In August 2018, the U.S. Securities and Exchange commission (“SEC”) issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in shareholders’ equity in Rule 3-04 of Regulation S-X to interim periods.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company also adopted other new accounting standards during the first quarter of 2019. The impact of these additional standards is discussed in the respective Notes to these condensed consolidated financial statements.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) — Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently assessing the impact of the ASU on its condensed consolidated results of operations, cash flows and financial position.

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

Note 2 – Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASC 842” or the “new lease standard”). The Company adopted ASC 842 as of January 1, 2019, using the effective date method. Consequently, financial information will not be updated, and the disclosures required under the new lease standard will not be provided, for dates and periods prior to January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company has elected to apply the “package of practical expedients” which allow the Company to not reassess: (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new lease standard.

Upon adoption, the Company recognized its lease for manufacturing and office space (the “Facility Lease”) on the balance sheet as an operating lease right-of-use asset in the amount of $714,416 and as a lease liability of $822,374. The Facility Lease commenced September 29, 2017 and continues through August 31, 2022. The Company has the option to renew the Facility Lease for an additional five years. However, the renewal option to extend the Facility Lease is not included in the right-of-use asset or lease liability as the option is not reasonably certain of exercise. The Company regularly evaluates the renewal option and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Beginning September 1, 2018 and each subsequent September 1 during the term, the monthly rent under the Facility Lease will increase by 3%. Total rent under the current building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to deferred rent on the Company’s condensed consolidated balance sheets. As of January 1, 2019, the remaining deferred rent of $26,477 was reclassified to the operating lease liability under the new lease standard.

Under the Facility Lease, the landlord agreed to pay the Company or the Company’s contractors for tenant improvements made by the Company not to exceed $100,000, which were used for normal tenant improvements. The Company determined that these improvements were not specialized and could be utilized by a subsequent tenant and, as such, the improvements were considered assets of the lessor. As of January 1, 2019, the unamortized amount of tenant improvement allowance of $81,481 was treated as a reduction in measuring the right-of-use asset.

Under the Facility Lease, the Company pays the actual amounts for property taxes and insurance, excludes such payments from lease contract consideration, and records such payments as incurred. The Company also pays the landlord for common area maintenance, which is considered a nonlease component. For the Facility Lease, the Company has not elected the accounting policy to include both the lease and nonlease components as a single component and account for it as the lease.

In determining the right-of-use asset and lease liability, the Company applied a discount rate to the minimum lease payments under the Facility Lease. ASC 842 requires the Company to use the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the discount rate is not implicit in the lease agreement, we utilized an estimated incremental borrowing rate provided by the Company’s depository bank.

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Three Months Ended March 31,
2019
Operating lease cost	$54,222
Operating cash outflow from operating lease	$58,646

As of March 31, 2019
Operating lease right-of-use assset	$670,269
Operating lease liability, current	$204,604
Operating lease liability, long-term	$569,202

Remaining lease term	3.4 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of March 31, 2019 were as follows:

2019 (excluding the three months ended March 31, 2019)	$178,284
2020	$244,038
2021	$251,360
2022	$170,891
Total minimum lease payments	$844,573
Less imputed interest	(70,767)
Lease laibility	$773,806

The Company is also the lessor of certain equipment to a related party. See Note 6. The Company classifies this lease as an operating lease. Income and cash flow generated by this lease for the three months ended March 31, 2019 were $18,300 and $0, respectively. The Company’s current recognition and presentation policies for this operating lease are substantially consistent with applicable provisions under ASC 842.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2019	2018
Finished goods	$693,560	$869,895
Work in progress	19,103	9,080
Raw materials	327,067	352,258
Allowance for excess & obsolete inventory	(299,439)	(295,347)
Inventory, net	$740,291	$935,886

Overhead expenses of $30,097 and $34,000 were included in the inventory balance as of March 31, 2019 and December 31, 2018, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018
Furniture and equipment	$386,047	$386,047
Equipment held for lease to related party	176,042	176,042
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	792,282	792,282
Accumulated depreciation	(319,566)	(271,961)
Property and equipment, net	$472,716	$520,321

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$1,433,014	$1,278,678
Sales commissions payable	47,889	56,277
Accrued payroll liabilities	167,422	127,915
Product warranty accrual	136,622	144,822
Other accrued expenses	160,817	309,395
Total	$1,945,764	$1,917,087

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Related Party Agreements and Transactions

Sterling Pharms Equipment Agreement

In May 2017, the Company and Sterling Pharms, LLC (“Sterling”), an entity controlled by Stephen Keen, which operates a Colorado-licensed cannabis cultivation facility, entered into a three-year equipment, demonstration and product testing agreement. Mr. Keen is a principal shareholder of the Company and was a former executive officer and director, and was formerly a consultant to the Company. Brandy Keen, the spouse of Mr. Keen, is also a principal shareholder of the Company and previously served as an executive officer and director of the Company, and is currently an employee of the Company. Under this agreement, the Company provides Sterling with certain lighting, environmental control, and air sanitation equipment for use at the Sterling facility. Additionally, under this agreement, Sterling allows the Company and its existing and prospective customers to have access to the Sterling facility for demonstration tours in a working environment. Sterling also agreed to monitor, test and evaluate the Company’s products installed at the Sterling facility and to collect data and provide feedback to the Company on the energy and operational efficiency and efficacy of the installed products.

The quarterly equipment lease fee payable to Surna is $18,330 (the “Lease Fee”), and the quarterly demonstration and testing fees payable to Sterling is $12,000 (the “Demo and Testing Fee”). As such, the Company is entitled to receive a net payment of $6,330 from Sterling each quarter. This agreement commenced May 1, 2018 and expires April 30, 2021.

The Company is treating the equipment rental arrangement and related Lease Fee payment as an operating lease. The equipment held for lease has been recorded as property and equipment on the balance sheets and is depreciated over the term of the lease. The Lease Fee is recorded as “Interest and other income, net” in the condensed consolidated statements of operations. For the three months ended March 31, 2019, the Company recorded Lease Fees of $18,330. Lease Fees of $54,990 were included in accounts receivable as of March 31, 2019.

The Company records the Demo and Testing Fee as operating expenses in the condensed consolidated statements of operations. For the three months ended March 31, 2019, the Company recorded Demo and Testing Fees of $12,000. Demo and Testing Fees of $36,000 were included in accounts payable as of March 31, 2019.

Note 7 – Commitments and Contingencies

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

Leases

The Company has a lease agreement for its manufacturing and office space. See Note 2.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8 – Equity Incentive Plan

Under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), the Board of Directors (the “Board”) (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, the shares will, to the extent of such forfeiture, expiration, or termination, again be available for awards under the 2017 Equity Plan.

During the three months ended March 31, 2019, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	197,370 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the fourth quarter of 2018;

●	789,474 shares of common stock to independent directors for 2019 director fees of $60,000 payable in equity;

●	1,000,000 shares to an employee in settlement of certain RSUs that vested in 2018; and

●	560,000 shares pursuant to a special incentive stock bonus approved the Board for the period ended December 31, 2018.

As of March 31, 2019, awards related to 22,985,000 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at March 31, 2019 was $529,808, which will be recognized over approximately 2.0 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options which are subject to vesting based on the achievement of $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of March 31, 2019 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense has been recognized. The unrecognized compensation expense with respect to these Performance-based Awards at March 31, 2019 was $245,553.

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the three months ended March 31, 2019 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	10,560,000	$0.104	8.4	$-
Granted	2,000,000	$0.080
Forfeited	(8,333)	$0.105
Expired	(16,667)	$0.105
Outstanding, March 31, 2019	12,535,000	$0.100	8.4	$-
Exercisable, March 31, 2019	4,210,004	$0.106	6.8	$-
Outstanding vested and expected to vest, March 31, 2019	10,135,000	$0.096	8.4	$-

Performance options based on 2019 revenue thresholds - uncertain vesting as of March 31, 2019	2,400,000	$0.116	8.4	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the three months ended March 31, 2019 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2018	7,333,329	$0.086	$-	$628,756
Granted	2,000,000	$0.065		$130,120
Vested	(1,000,000)	$0.065		$65,060
Forfeited	(8,333)	$0.095		$791
Nonvested, March 31, 2019	8,324,996	$0.083	$-	$693,026

For the three months ended March 31, 2019 and 2018, the Company recorded $172,778 and $15,363 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

As of March 31, 2019, there were vested options to purchase 900,000 shares held by directors at an exercise price of $0.135 per share. During the three months ended March 31, 2019 and 2018, the Company recorded $0 and $12,205, respectively, as compensation expense related to vested options issued to directors.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the three months ended March 31, 2019 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2018	9,867,368	$0.140	$730,185
Vested and settled with share issuance[1]	(120,000)	$0.152
Forfeited/canceled	(197,368)	$0.152
Outstanding, March 31, 2019	9,550,000	$0.140	$582,550
Vested but not settled as of March 31, 2019[2]	6,750,000	$0.121	$411,750
Expected to vest as of March 31, 2019	2,800,000	$0.184	$170,800

1 Represents RSUs that were vested as of March 31, 2019 and settled with the issuance of 120,000 shares of common stock in April 2019.

2 These RSUs have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. The Company has commenced litigation against the recipient to have these RSUs canceled.

For the three months ended March 31, 2019 and 2018, the Company recorded $92,755 and $358,123, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $9,120 for the three months ended March 31, 2019.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan during the three months ended March 31, 2019 are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2018	1,680,000	$0.112	$124,320
Vested	(560,000)	$0.112
Unvested, March 31, 2019	1,120,000	$0.112	$68,320

For the three months ended March 31, 2019 and 2018, the Company recorded $15,199 and $145,879 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures, respectively.

Note 9 – Income Taxes

As of December 31, 2018, the Company had U.S. federal and state net operating losses (“NOLs”) of approximately $15,626,000, which will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2019 and December 31, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 10 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through May 13, 2019, the date the financial statements were available to be issued. The following events occurred after March 31, 2019.

Since March 31, 2019, the Company issued 120,000 shares of common stock to an employee in settlement of certain RSUs that vested in the three months ended March 31, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements and Projections” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Overview

We design, engineer and manufacture application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Our engineering and technical team provides energy and water efficient solutions that allow growers to meet the unique demands of an indoor cannabis cultivation environment through precise temperature, humidity, light, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state, provincial and local levels.

Headquartered in Boulder, Colorado, we leverage our experience in this sector of the overall cannabis cultivation industry in order to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environments (i.e., indoor and sealed greenhouses) cultivation facilities. We have provided consulting, equipment sales and/or full-scale design for over 800 grow facilities since 2006 making us a trusted resource for indoor environmental design and control management for the cannabis industry.

Our customers include businesses from small cultivation operations to licensed commercial facilities ranging from several thousand to more than 100,000 square feet. We have sold our equipment and systems throughout the U.S. and Canada. Our revenue stream is derived primarily from supplying mechanical engineering services and climate and environmental control equipment to commercial indoor cannabis grow facilities. Our customers include those building new facilities and those expanding or retrofitting existing facilities. Although our customers do, we neither produce nor sell cannabis.

Shares of our common stock are traded on the OTC Markets under the ticker symbol “SRNA.”

Our Organic Growth Strategy

Our organic growth strategy for 2019 and 2020 consists of a series of inter-related initiatives, including: (i) leveraging our strong brand name, (ii) positioning and messaging “Surna as the expert helper” in environmental controls management, (iii) offering a broader product and service array, (iv) evaluating first-generation grow facilities as prospects for broader service and product offerings or retrofit work, (v) rolling out our new sensors, controls and automation (“SCA”) product offering, and (vi) developing a corresponding marketing/service/product plan to address facility lifecycle revenue opportunities.

Our organic growth strategy to offer more products and services to address the wider range of our customers’ needs is illustrated by the following matrix of product/service depth and facility lifecycle participation.

Design	**Construction**	**Startup**	**Operation**
	up to start of construction	6-12 months	0-2 years post-construction	2-20 years post-commissioning
current offerings	✓ Design options ✓ Budgeting ✓ Project timelines ✓ Engineering – MEP ✓ Engineering – HVAC controls	✓ Products – modular chilled water/other HVAC ✓ Supervision of install and construction ✓ Hardware – controls system ✓ Controls integration – HVAC	✓ Commissioning ✓ Operator training ✓ Warranty service ✓ Facility controls systems	✓ Equipment retrofitting ✓ Facility assessment and redesign services (retrofit) ✓ Facility controls systems
Q2 2019	• Rebate incentive consulting			
Q3 2019				
Q4 2019			• Remote facility monitoring (cloud-based/SaaS)	• Remote facility monitoring (cloud-based/SaaS)
Q1 2020	• Vendor management • Floorplan layout • Engineering – irrigation	• Enhanced project management • Products – split systems and RTUs	• Facility management	• Performance/energy audit • Energy efficiency improvements
not to be offered	✗ Permitting ✗ Licensing ✗ Zoning ✗ Fund raising	✗ General contractor services ✗ Inspection	✗ Maintenance/service contracts

We are also actively identifying and assessing one-off strategic alliances (e.g., joint ventures, co-marketing, distribution partnerships) that we believe are easy to implement and execute, can further leverage our brand recognition in the cannabis space, expand the offerings that our knowledgeable salesforce can present to both past, current and future commercial cannabis cultivators and, most importantly, scale our business by generating additional revenues and margins.

Our organic growth plan was established with five key objectives in mind:

●	Reduce our reliance on new build facility projects which generate inconsistent revenue and cash flow;

●	Increase our emphasis on retrofit and expansion opportunities, which provide a more predictable and accelerated completion and revenue stream;

●	Establish revenue from “lifecycle” operational and facility management offerings;

●	Seek to increase our gross margin by shifting our focus to value-added technology services and proprietary, customized equipment;

●	Operate with more disciplined expense, cash and working capital management; and

●	Become financially self-sustaining by attempting to achieve operating cash flow breakeven and profitability.

Although we have had only one full quarter to begin implementation of our new organic growth plan, we believe we have made progress in achieving several of the above objectives so far, as evidenced by the following:

●	Including contracts booked in April and May 2019, we have booked three sales contracts, each of which has a contract value of $2,000,000 or more. Two of these contracts are with a single multi-facility operator that is completing a two-phase facility expansion, which generates a more consistent and predictable revenue stream and allows us to manage our working capital more effectively. See Our Bookings, Backlog and Revenue and Recent Developments below.

●	We completed our first retrofit consulting project for a multi-facility cultivator and received a $1,300,000 sales order to supply equipment to several of their cultivation facilities that have been operating inefficiently. We are also offering our facility assessment, analysis and consulting program to expand our retrofit and “lifecycle” opportunities.

●	We launched our SentryIQTM sensors, controls and automation platform in April 2019 and now offer a turnkey, single vendor HVAC equipment and controls integration solution to our new build projects. We are also offering our HVAC controls systems to existing facilities in the startup and operation phases. We are currently in contract discussions and negotiations with a number of prospective customers interested in our controls platform. This product line is a new source of incremental revenue.

●	As part of our $2.2 million new build project in Michigan which we booked in the first quarter of 2019, we sold a comprehensive engineering/design services package that included mechanical, electrical and plumbing engineering.

●	We sold our first custom-designed ducted air handling system, which can now be sold as an alternative to our new and improved ductless fan coil units. Our ability to offer larger capacity air handling systems should provide greater opportunities for us to work with multi-facility operators.

●	We improved our gross margins by 7.3 percentage points, from 20.4% in the fourth quarter of 2018 to 27.7% in the first quarter of 2019. This improvement was largely the result of our focus on fiscal discipline.

●	We generated $212,000 in cash flow from our operating activities in the first quarter of 2019. We also reduced our adjusted operating loss from $830,000 in the fourth quarter of 2018 to $534,000 for the first quarter of 2019, an improvement of $296,000, or 36%. Our adjusted operating loss, which is our GAAP operating loss after addback for our non-cash equity compensation expenses and depreciation expense, is one of our key management metrics as we attempt to achieve operating cash flow breakeven.

Our Commercial-Scale Projects

During the three months ended March 31, 2019, we booked sales orders for three new build projects, one expansion project, and one retrofit project, each with a contract value over $100,000, which we refer to as commercial-scale projects. We expect the California and Canadian markets to show continued strength in 2019. Our 2019 marketing efforts will target owner/operators, investors and companies that are actively seeking state licenses to produce cannabis in California, Michigan, Missouri, Oklahoma, Utah and Pennsylvania. These represent the largest markets, based on the state and local regulatory framework, for our products and services.

During the three months ended March 31, 2019, our net bookings included $3,134,000 for new build projects, $135,000 for expansion projects, and $1,251,000 for retrofit projects. As part of our new strategy, we continue to pursue expansion and retrofit projects which tend to have more predictable completion schedules. In contrast, the timing for completion of new build projects is largely dependent on customer-centric uncertainties—completely outside of our control—such as project-specific financing, licensing and qualification.

The following is a summary of our more significant projects booked in the first quarter of 2019:

●	90,000 square foot new build facility in Midwest for $2.2 million (estimated completion in Q3 or Q4 2019); and

●	$1.3 million equipment order for retrofit project (estimated completion in Q2 or Q3 2019)

During the three months ended March 31, 2019, the average contract value for our commercial-scale project bookings rose to $904,000, compared to $408,000 for 2018 and $332,000 for 2017. We continue to focus on seeking larger projects, especially with multi-facility operators who acknowledge our application-specific experience.

The following table sets forth our commercial-scale project bookings, based on the period the contract was executed and we received an initial deposit, by country/state.

	Number of New Commercial-Scale Project Bookings
	Q1 2019	2018	2017	2016
Canada	2	13	7	1
California	-	6	1	3
Colorado	-	-	2	3
Arizona	-	-	3	1
Oregon	-	-	2	2
Washington	-	3	1	3
Massachusetts	-	1	-	-
Ohio	-	1	-	-
Alaska	1	-	1	2
Rhode Island	-	1	1	-
Nevada	-	-	1	1
Texas	-	-	1	-
Virginia	-	-	-	-
Michigan	1	4	-	-
New Mexico	-	1	-	-
Hawaii	-	-	-	1
Wisconsin	-	-	-	1
Maryland	-	1	-	-
Arkansas	-	1	-	-
Oklahoma	1	-	-	-

Total	5	32	20	18

Our Bookings, Backlog and Revenue

Our net bookings (as defined below) for the three months ended March 31, 2019 increased $2,946,000 (or 160%) from $1,838,000 in the fourth quarter of 2018 to $4,785,000 in the first quarter of 2019. However, our revenue for the three months ended March 31, 2019 decreased $424,000 (or 19%) from $2,195,000 in the fourth quarter of 2018 to $1,771,000 in the first quarter of 2019.

Our backlog at March 31, 2019 was $11,543,000, the highest quarter-end backlog in our history, and an increase of $3,013,000, or 35%, from December 31, 2018. Our backlog at March 31, 2019, however, includes booked sales orders of $2,815,000 that we do not expect to be realized until 2021, if at all. This includes combined contract orders of $1,761,000 that we booked in early 2018 with a multi-facility customer that has put on hold two projects in states where the current market conditions, including wholesale cannabis prices, are not favorable. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Backlog, beginning balance	$4,456,192	$7,024,110	$8,882,906	$8,885,804	$8,529,139
Net bookings, current period	$4,622,646	$3,866,541	$3,327,518	$1,838,210	$4,784,665
Recognized revenue, current period	$2,054,728	$2,007,745	$3,324,620	$2,194,875	$1,771,230
Backlog, ending balance	$7,024,110	$8,882,906	$8,885,804	$8,529,139	$11,542,574

The completion of a customer’s new build facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for these customers to complete a new build project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project.

There is significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2019. As of March 31, 2019, 70% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”), compared to 82% as of December 31, 2018. As a result, there are enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2019 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 59% of our Q1 2019 backlog during 2019. However, approximately 24% of our Q1 2019 backlog is not expected to be recognized until 2021, and may never be recognized. As discussed above, the largest portion of this backlog involves two projects with a booked contract value of $1,761,000 for a multi-facility customer that has put these projects on hold. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2019 was $1,771,000 compared to $2,055,000 for the three months ended March 31, 2018, a decrease of $284,000, or 14%. Despite our increases in net bookings in the three months ended March 31, 2019, we remain unable to consistently convert our backlog into revenue on a quarter-over-quarter basis. Our revenue conversion for new build projects is largely dependent on customer-centric factors—outside of our control— such as industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue decreased by $392,000, or 23%, from $1,673,000 for the three months ended March 31, 2018 to $1,281,000 for the three months ended March 31, 2019.

The gross profit for the three months ended March 31, 2019 was $490,000 compared to $382,000 for the three months ended March 31, 2018. Gross profit margin increased by nine percentage points from 19% for the three months ended March 31, 2018 to 28% for the three months ended March 31, 2019. This increase was due primarily to an improvement in gross margin on equipment sales as well as a reduction in our project management costs due to our personnel reduction plan that was implemented in January 2019.

We experienced favorable trends in our fixed costs as a percent of revenue and in our variable costs during the three months ended March 31, 2019. Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $304,000, or 17% of total revenue, for the three months ended March 31, 2019 as compared to $406,000, or 20% of total revenue, for the three months ended March 31, 2018. The decrease of $102,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $96,000. Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $977,000, or 55% of total revenue, in the three months ended March 31, 2019 as compared to $1,267,000, or 62% of total revenue, in the three months ended March 31, 2018. The decrease in variable costs was primarily due to: (i) a decrease of $328,000 in equipment costs, and (ii) a decrease of $28,000 in shipping and handling costs, offset by (iii) an increase of $37,000 in warranty costs, and (iv) an increase of $31,000 in outsourced engineering costs.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased by 38% to $1,412,000 for the three months ended March 31, 2019 from $2,287,000 for the three months ended March 31, 2018, a decrease of $875,000. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $830,000, (ii) a decrease in advertising and marketing expenses of $86,000, offset by (iii) an increase in product development expense of $42,000.

The decrease in SG&A expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was due primarily to: (i) a decrease of $284,000 in salaries and benefits, (ii) a decrease of $276,000 in stock-related compensation expenses, (iii) a decrease of $116,000 in accounting fees, (iv) a decrease of $68,000 in bad debt expense, (v) a decrease of $55,000 in travel, and (vi) a decrease of $54,000 in consulting, legal and other professional fees.

The decrease in marketing expenses was primarily due to our efforts to better rationalization of the industry trade shows and conferences we attend.

Operating Loss

We had an operating loss of $922,000 for the three months ended March 31, 2019, as compared to an operating loss of $1,905,000 for the three months ended March 31, 2018, a decrease of $983,000, or 52%. The operating loss for the three months ended March 31, 2019 included $341,000 of non-cash, stock-based compensation and $47,000 of depreciation expense, compared to $658,000 of non-cash, stock-based compensation and $25,000 of depreciation expense for the three months ended March 31, 2018. Excluding these non-cash items, our operating loss decreased by $688,000.

Other Income (Expense)

We had other income (net) of $22,000 for the three months ended March 31, 2019 compared to other income (net) of $22,000 for the three months ended March 31, 2018.

Net Loss

Overall, we had a net loss of $900,000 for the three months ended March 31, 2019 as compared to a net loss of $1,884,000 for the three months ended March 31, 2018, a decrease of $984,000, or 52%. The net loss for the three months ended March 31, 2019 included $341,000 of non-cash, stock-based compensation and $47,000 of depreciation expense, compared to $658,000 of non-cash, stock-based compensation, $25,000 of depreciation expense and $21,000 non-cash income from debt-related items for the three months ended March 31, 2018. Excluding these non-cash items, our net loss decreased by $710,000.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2019, we had cash and cash equivalents of $465,000, compared to cash and cash equivalents of $253,000 as of December 31, 2018. The $212,000 increase in cash and cash equivalents during the three months ended March 31, 2019 was the result of cash provided by our operating activities. Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of March 31, 2019, we had accounts receivable (net of allowance for doubtful accounts) of $266,000, inventory (net of excess and obsolete allowance) of $740,000, and prepaid expenses of $119,000. While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of March 31, 2019, we had no indebtedness, total accounts payable and accrued expenses of $1,946,000, deferred revenue of $1,071,000, and the current portion of operating lease liability of $205,000. As of March 31, 2019, we had a working capital deficit of $1,628,000, compared to a working capital deficit of $1,031,000 as of December 31, 2018. The increase in our working capital deficit was primarily related to an increase in our deferred revenue of $429,000 and in our operating lease liability of $205,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$212,000	$(1,525,000)
Net cash used in investing activities	-	(73,000)
Net cash provided by financing activities	-	11,000
Net increase (decrease) in cash	$212,000	$(1,587,000)

Operating Activities

We have never reported net income. We incurred a net loss for the three months ended March 31, 2019 of $900,000 and have an accumulated deficit of $25,247,000 as of March 31, 2019.

Cash provided by operations for the three months ended March 31, 2019 was $212,000 compared to cash used in operations of $1,525,000 for the three months ended March 31, 2018, a decrease in cash usage of $1,737,000. The reduction in cash usage during the three months ended March 31, 2019 was primarily attributable to: (i) a decrease in net loss of $984,000, and (ii) a decrease in cash used for working capital of $1,046,000, offset by (iii) and a decrease in cash provided from non-cash operating items charges of $293,000. The significant non-cash item for the three months ended March 31, 2019 was stock-related compensation of $356,000, compared to stock-related compensation of $641,000 for the three months ended March 31, 2018.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2019 was $0, compared to cash used in investing activities of $73,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we had payments for property and equipment of $160,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2019 was $0, compared to cash provided by financing activities of $11,000 for the three months ended March 31, 2018. During the three months ended March 31, 2018, we received $15,000 for the exercise of investor warrants.

Going Concern

Our condensed consolidated financial statements for the quarter ended March 31, 2019 have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2018 a statement that there is substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, we may need to raise financing in the second half of 2019 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it has limited options to reduce expenditures further without adversely affecting our business and our ability to execute our recently implemented organic growth plan. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

Last quarter, we stated that we had reduced our cash burn rate to a minimum level to still be able to support our current operations, and therefore the only way to improve our cash flow and working capital position was to add revenue and margin to “grow out” of our current situation. While we can point to several positive developments to date, there is significant work ahead for us to execute on our organic growth plan and achieve fiscal self-sustainability. We may not be able to achieve our growth and financial goals until 2020 or after.

Although we are positive about our business operational changes to date, we believe that for us to be in a more financially sustainable position will require us to organically grow our business from its current level 2 to 4 times, or put another way, to increase our revenues to $20 to $40 million. Some of the hurdles we face in achieving break-even and profit sustainability is controlling our operational costs, having the financial resources to invest in marketing, product development and staffing, and being able to cover the embedded costs of being a public company, which include audit, legal and consulting fees, director fees, directors’ and officers’ insurance, SEC compliance costs, OTC Markets listing fees and investors relations costs.

Part of the solution to address the financial issues that face a smaller company such as ours is to adopt an acquisition strategy that will complement our organic growth plans. Our plan is to identify and pursue acquisitions of companies or assets within the cannabis ancillary products and services sector complementary to our current business offerings. Our initial objective is to consummate one or more acquisitions that would add in the range of $10 to $20 million in annual revenues. We believe with our current revenue position and our public company status, there are a number of private companies, and even smaller public companies, that would be interested in partnering with us. If we are able to engage in a roll-up type acquisition strategy, using our public status and our stock as all or partial consideration, we believe we can “scale up” our operations to support the expenses of the day-to-day operations of the company, on a combined basis, and be able to better cover the costs of maintaining our public company status.

We believe acquisitions and related capital infusions, combined with the proper execution of our organic growth plan, can accelerate our progress towards cash operating profitability and lower overall operating expenses. If we successfully execute both our organic growth plan and our strategic acquisition and associated capital raise initiative, our goal is to obtain a Nasdaq listing and implement an aftermarket support program that will result in a widely held, actively traded, and fully valued public company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of March 31, 2019, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

Refer to Note 7 – Commitments and Contingencies of the Notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the Notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2019, we had no off-balance sheet arrangements. During the three months ended March 31, 2019, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 7 of our condensed consolidated financial statements.

Recent Developments

In April - May 2019, we booked two separate sales contracts with a single multi-facility operator for a two-phase expansion of their existing, fully operational and licensed indoor cannabis cultivation facility.

●	The first phase, which we previously announced in our press release on April 9, 2019, was a 40,000 square foot expansion with a contract value of $2.5 million. We have received payments of $750,000 on this contract, and the full value of this contract is expected to be recognized in Q2 - Q3 2019.

●	The second phase, which is also a 40,000 square foot expansion with a contract value of $2.5 million, was signed in May 2019. We received an advance payment of $500,000 on this contract and have commenced preparing the initial equipment package. The full value of this contract is expected to be recognized in Q3 2019. Since each of these projects are for facility expansions, they are not subject to typical new construction licensing and permitting risks.

Refer to Note 10 - Subsequent Events of the Notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since March 31, 2019.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, and legal contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are 6,750,000 restricted stock units that have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. We have commenced litigation against the recipient to have these restricted stock units canceled.

Other than as set forth in the preceding paragraph, we are not presently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We have and will continue to have commercial disputes arising in the ordinary course of our business.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2018.

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

SURNA INC.
(the “Registrant”)

Dated: May 13, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 13, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

