Form 10-Q
period 2019-06-30
Surna Inc.
filed 2019-08-07
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of August 7, 2019, the number of outstanding shares of common stock of the registrant was 227,656,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Three Months Ended June 30, 2019

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,925,680	$253,387
Accounts receivable (net of allowance for doubtful accounts of $129,406 and $119,022, respectively)	391,112	210,187
Inventory, net	610,835	935,886
Prepaid expenses	906,620	127,694
Other assets	1,522	654
Total Current Assets	3,835,769	1,527,808
Noncurrent Assets
Property and equipment, net	375,316	520,321
Goodwill	631,064	631,064
Intangible assets, net	12,506	23,028
Deposits	51,000	51,000
Operating lease right-of-use asset	625,516	-
Total Noncurrent Assets	1,695,402	1,225,413

TOTAL ASSETS	$5,531,171	$2,753,221

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,203,911	$1,917,087
Deferred revenue	2,605,866	641,798
Current portion of operating lease liability	208,938	-
Total Current Liabilities	5,018,715	2,558,885

NONCURRENT LIABILITIES
Operating lease liability	515,690	-
Total Noncurrent Liabilities	515,690	-

TOTAL LIABILITIES	5,534,405	2,558,885

Commitments and Contingencies (Note 6)

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 227,656,638 and 224,989,794 shares issued and outstanding, respectively	2,277	2,250
Additional paid in capital	25,101,010	24,538,027
Accumulated deficit	(25,106,941)	(24,346,361)
Total Shareholders’ (Deficit) Equity	(3,234)	194,336

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$5,531,171	$2,753,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue, net	$4,210,393	$2,007,745	$5,981,623	$4,062,473

Cost of revenue	2,762,601	1,484,320	4,043,758	3,157,034

Gross profit	1,447,792	523,425	1,937,865	905,439

Operating expenses:
Advertising and marketing expenses	167,287	223,903	291,913	434,919
Product development costs	111,581	56,917	228,514	132,089
Selling, general and administrative expenses	1,032,605	1,659,862	2,203,191	3,660,778
Total operating expenses	1,311,473	1,940,682	2,723,618	4,227,786

Operating income (loss)	136,319	(1,417,257)	(785,753)	(3,322,347)

Other income (expense):
Interest and other income, net	3,296	16,312	25,173	16,490
Interest expense	-	-	-	(35)
Gain on change in fair value of derivative liabilities	-	-	-	21,403
Total other income (expense)	3,296	16,312	25,173	37,858

Income (loss) before provision for income taxes	139,615	(1,400,945)	(760,580)	(3,284,489)

Income taxes	-	-	-	-

Net income (loss)	$139,615	$(1,400,945)	$(760,580)	$(3,284,489)

Income (loss) per common share – basic and dilutive	$0.001	$(0.006)	$(0.003)	$(0.015)

Weighted average number of common shares outstanding, basic and dilutive	227,635,539	217,447,043	227,250,142	213,814,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balance March 31, 2019	42,030,331	$420	227,536,638	120,000	$2,275	$24,893,733	$(25,246,556)	$(350,128)
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	120,000	(120,000)	2	(2)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	89,614	-	89,614
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	102,297	-	102,297
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	15,368	-	15,368
Net income	-	-	-	-	-	-	139,615	139,615
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	1,680,000	(1,000,000)	17	(17)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	182,369	-	182,369
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	275,074	-	275,074
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	30,567	-	30,567
Net loss	-	-	-	-	-	-	(760,580)	(760,580)
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2018	77,220,000	$772	214,976,478	-	$2,150	$21,939,348	$(21,081,543)	860,727
Common shares issued on cashless exercise of former director and investor warrants	-	-	459,246	-	4	(4)	-	-
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	400,000	1,000,000	4	(4)	-	-
Common shares issued as compensation for services	-	-	1,198,378	-	12	269,573	-	269,585
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	438,751	-	438,751
Fair value of vested stock options granted to employees	-	-	-	-	-	12,616	-	12,616
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	131,687	-	131,687
Common shares issued for cash, net	-	-	7,562,500	-	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	-	(31)	-	(399,969)	(400,000)
Purchase of option to repurchase preferred stock from related party	-	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	-	-	(1,400,945)	(1,400,945)
Balance June 30, 2018	77,220,000	$772	221,471,602	1,000,000	$2,215	$24,001,891	$(22,887,457)	$1,117,421

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,254,911)	1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,197,999)	$1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,666,865	-	26	(26)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	-	1	18,374	-	18,375
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	5,610,000	1,000,000	56	(56)	-	-
Common shares issued as compensation for services	-	-	1,583,715	-	17	378,619	-	378,636
Common shares issued in settlement agreement	-	-	800,000	-	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	796,874	-	796,874
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	40,184	-	40,184
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	277,566	-	277,566
Common shares issued for cash, net	-	-	7,562,500	-	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	-	(31)	-	(399,969)	(400,000)
Purchase of option to repurchase preferred stock from related party	-	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	-	-	(3,284,489)	(3,284,489)
Balance June 30, 2018	77,220,000	$772	221,471,602	1,000,000	$2,215	$24,001,891	$(22,887,457)	$1,117,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(760,580)	$(3,284,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	97,503	71,061
Gain on change in derivative liabilities	-	(21,403)
Compensation paid in equity	563,010	1,493,260
Provision for doubtful accounts	10,384	3,682
Provision for excess and obsolete inventory	(181,986)	(4,001)
Loss on disposal of property and equipment	58,024	-

Changes in operating assets and liabilities:
Accounts receivable	(191,309)	163,846
Inventory	507,037	72,327
Prepaid expenses and other	(779,794)	29,040
Operating lease right-of-use asset	88,900	-
Accounts payable and accrued liabilities	394,782	(491,075)
Deferred revenue	1,964,068	458,115
Deferred rent	-	(1,728)
Lease liability	(97,746)	-
Net cash provided by (used in) operating activities	1,672,293	(1,511,365)

Cash Flows From Investing Activities
Capitalization of intangible assets	-	(1,550)
Purchases of property and equipment	-	(226,615)
Proceeds from payment of tenant improvement allowance	-	100,000
Cash disbursed for equipment held for lease	-	(16,237)
Net cash used in investing activities	-	(144,402)

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	-	1,210,000
Proceeds from exercises of stock options	-	3,375
Proceeds from exercise of investor warrants	-	15,000
Repurchase of common shares from related party	-	(400,000)
Purchase of option to repurchase preferred stock from related party	-	(5,000)
Payments on loans from shareholders	-	(6,927)
Net cash provided by financing activities	-	816,448

Net increase (decrease) in cash	1,672,293	(839,319)
Cash, beginning of period	253,387	2,468,199
Cash, end of period	$1,925,680	$1,628,880

Supplemental cash flow information:
Interest paid	$-	$35

Non-cash investing and financing activities:
Equity issued in settlement	$-	$226,400
Extinguishment of derivative liability on cashless exercise of warrants	$-	$389,477
Unpaid purchases of equipment and other assets	$-	$1,309

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

The Company has reclassified deferred rent liability to accounts payable and other accrued expenses for 2018. These reclassifications have been applied consistently to the periods presented and had no impact on net loss, total assets and liabilities, or equity.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, accounts receivable and inventory allowances, and legal contingencies.

Goodwill

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company concluded that no impairment relating to goodwill existed at June 30, 2019.

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

For the three and six months ended June 30, 2019, the Company recognized revenue of $76,684 and $470,440, respectively, related to the deferred revenue at January 1, 2019. For the three and six months ended June 30, 2018, the Company recognized revenue of $41,731 and $867,814, respectively, related to the deferred revenue at January 1, 2018.

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

As of June 30, 2019, the Company’s remaining performance obligations, or backlog, was $13,023,000, of which $6,548,000, or 50%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed; these reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, there is a delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through 2021 are as follows:

	2019	2020	2021	Total
Remaining performance obligations related to engineering only paid contracts	$2,039,000	$4,291,000	$218,000	$6,548,000
Remaining performance obligations related to partial equipment paid contracts	$5,343,000	$1,107,000	$25,000	$6,475,000
Total remaining performance obligations	$7,382,000	$5,398,000	$243,000	$13,023,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Equipment sales	$3,748,275	$1,583,725	$5,240,804	$3,335,361
Engineering and other services	373,386	378,978	595,795	622,669
Shipping and handling	88,732	45,042	145,024	104,443
Total revenue	$4,210,393	$2,007,745	$5,981,623	$4,062,473

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2019, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 114.97%; expected term in years 5.1 and risk-free interest rate 2.37%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Share-based compensation expense included in:
Cost of revenue	$2,801	$37,792	$5,163	$79,063
Advertising and marketing expenses	840	2,273	1,680	3,125
Product development costs	420	1,137	840	2,274
Selling, general and administrative expenses	203,218	811,437	555,327	1,408,798
Total share-based compensation expense included in consolidated statement of operations	$207,279	$852,639	$563,010	$1,493,260

Concentrations

One customer accounted for 58% and 44% of the Company’s revenue for the three and six months ended June 30, 2019, respectively.

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

Beginning September 1, 2018 and each subsequent September 1 during the term, the monthly rent under the Facility Lease will increase by 3%. Total rent under the current building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to operating lease liability on the Company’s condensed consolidated balance sheets. As of January 1, 2019, the remaining deferred rent of $26,477 was reclassified to the operating lease liability under the new lease standard.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Six Months Ended June 30, 2019
Operating lease cost	$108,445
Operating cash outflow from operating lease	$117,292

As of June 30, 2019
Operating lease right-of-use assset	$625,515
Operating lease liability, current	$208,938
Operating lease liability, long-term	$515,690

Remaining lease term	3.2 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of June 30, 2019 were as follows:

Year Ended December 31,
2019 (excluding the six months ended June 30, 2019)	$119,638
2020	244,038
2021	251,360
2022	170,891
Total minimum lease payments	785,927
Less imputed interest	(61,299)
Lease laibility	$724,628

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is also the lessor of certain equipment. The Company classifies this lease as an operating lease. Income and cash flow generated by this lease for the six months ended June 30, 2019 were $18,660 and $0, respectively, after adjustment for write-offs of lease income in prior periods. The Company’s current recognition and presentation policies for this operating lease are substantially consistent with applicable provisions under ASC 842.

Note 3 – Inventory

Inventory consisted of the following:

	June 30, 2019	December 31, 2018
Finished goods	$390,175	$869,895
Work in progress	10,733	9,080
Raw materials	323,288	352,258
Allowance for excess & obsolete inventory	(113,361)	(295,347)
Inventory, net	$610,835	$935,886

During the three months ended June 30, 2019, the Company disposed of $203,621 of obsolete finished goods inventory that had been previously fully reserved against in the excess and obsolete allowance.

Overhead expenses of $38,431 and $34,000 were included in the inventory balance as of June 30, 2019 and December 31, 2018, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. As of June 30, 2019, prepaid expenses included $751,406 in advance payments on inventory purchases.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and equipment	$386,047	$386,047
Equipment held for lease to related party	93,821	176,042
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	710,061	792,282
Accumulated depreciation	(334,745)	(271,961)
Property and equipment, net	$375,316	$520,321

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accounts payable	$1,772,414	$1,278,678
Sales commissions payable	91,158	56,277
Accrued payroll liabilities	110,675	127,915
Product warranty accrual	148,948	144,822
Other accrued expenses	80,717	309,395
Total	$2,203,911	$1,917,087

Note 6 – Commitments and Contingencies

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

Other Commitments

In the ordinary course of business, the Company enters into commitments to purchase inventory and may also provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances.

Note 7 – Equity Incentive Plan

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2019, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	197,370 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the fourth quarter of 2018;

●	789,474 shares of common stock to independent directors for 2019 director fees of $60,000 payable in equity;

●	1,000,000 shares to an employee in settlement of certain RSUs that vested in 2018;

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2018; and

●	120,000 shares to an employee in settlement of certain RSUs that vested in the first quarter of 2019.

As of June 30, 2019, awards related to 21,985,000 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at June 30, 2019 was $322,530, which will be recognized over approximately 2.0 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options which are subject to vesting based on the achievement of $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of June 30, 2019 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense has been recognized. The unrecognized compensation expense with respect to these Performance-based Awards at June 30, 2019 was $245,553.

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the six months ended June 30, 2019 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	10,560,000	$0.104	8.4	$-
Granted	2,000,000	$0.080
Forfeited	(8,333)	$0.105
Expired	(16,667)	$0.105
Outstanding, June 30, 2019	12,535,000	$0.100	8.2	$-
Exercisable, June 30, 2019	5,210,004	$0.101	7.1	$-
Outstanding vested and expected to vest, June 30, 2019	10,135,000	$0.096	8.2	$-

Performance options based on 2019 revenue thresholds - uncertain vesting as of June 30, 2019	2,400,000	$0.116	8.2	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the six months ended June 30, 2019 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2018	7,333,329	$0.086	$-	$628,756
Granted	2,000,000	$0.065		$130,120
Vested	(2,000,000)	$0.065		$130,120
Forfeited	(8,333)	$0.095		$791
Nonvested, June 30, 2019	7,324,996	$0.086	$-	$627,966

For the six months ended June 30, 2019 and 2018, the Company recorded $275,074 and $27,978 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

As of June 30, 2019, there were vested options to purchase 900,000 shares held by a director at an exercise price of $0.135 per share. During the six months ended June 30, 2019 and 2018, the Company recorded $0 and $12,206, respectively, as compensation expense related to vested options issued to directors.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the six months ended June 30, 2019 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2018	9,867,368	$0.140	$730,185
Vested and settled with share issuance	(120,000)	$0.152
Forfeited/canceled[1]	(1,197,368)	$0.179
Outstanding, June 30, 2019	8,550,000	$0.134	$333,450
Vested but not settled as of June 30, 2019[2]	6,750,000	$0.121	$263,250
Expected to vest as of June 30, 2019	1,800,000	$0.184	$70,200

1 Includes 1,000,000 RSUs that vested during the three months ended June 30, 2019, but were subsequently canceled. See Note 9.

2 These RSUs have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. The Company has commenced litigation against the recipient to have these RSUs canceled.

For the six months ended June 30, 2019 and 2018, the Company recorded $182,369 and $796,874, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $9,120 for the six months ended June 30, 2019.

Incentive Stock Bonuses

The Company has entered into “at-will” employment agreements with certain employees. Under these agreements, the employees are eligible to receive special incentive stock bonuses, provided the Board has determined, in its sole discretion, that the employee’s performance has been average or better for the applicable special bonus period. This special stock incentive bonus is payable only if the employee continues in the employment of the Company.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan during the six months ended June 30, 2019 are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2018	1,680,000	$0.112	$124,320
Vested	(560,000)	$0.112
Unvested, June 30, 2019	1,120,000	$0.112	$43,680

For the six months ended June 30, 2019 and 2018, the Company recorded $30,567 and $277,566 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures, respectively.

Note 8 – Income Taxes

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2019 and December 31, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through August 7, 2019, the date the financial statements were available to be issued. The following events occurred after June 30, 2019.

Since June 30, 2019, 1,000,000 RSUs that vested during the three months ended June 30, 2019 were canceled.

Since June 30, 2019, the Board approved the issuance of 560,000 shares to an employee pursuant to a special incentive stock bonus plan for the six-month period ended June 30, 2019, subject to remittance of required withholding taxes by the recipient.

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

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use non-GAAP measures including net bookings and backlog, as well as other significant non-cash expenses such as stock-based compensation and certain debt-related expenses. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business.

Overview

We design, engineer and manufacture application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Our engineering and technical team provides energy and water efficient solutions that allow growers to meet the unique demands of an indoor cannabis cultivation environment through precise temperature, humidity, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state, provincial and local levels.

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

Our customers include businesses from small cultivation operations to licensed commercial facilities ranging from several thousand to more than 100,000 square feet. We have sold our equipment and systems throughout the U.S. and Canada. Our revenue stream is derived primarily from supplying mechanical engineering services and climate and environmental control equipment to commercial indoor cannabis grow facilities. Our customers include those growers building new facilities and those expanding or retrofitting existing facilities. Although our customers do, we neither produce nor sell cannabis.

Shares of our common stock are traded on the OTC Markets under the ticker symbol “SRNA.”

Our Organic Growth Strategy

Our organic growth strategy for 2019 and 2020 consists of a series of inter-related initiatives, including: (i) leveraging our strong brand name, (ii) positioning and messaging Surna as the “trusted advisor” in environmental controls management, (iii) offering a broader product and service array, (iv) evaluating first-generation grow facilities as prospects for broader service and product offerings or retrofit work, (v) rolling out our new sensors, controls and automation (“SCA”) product offering, (vi) targeting multi-facility operators that tend to be well-financed and have larger and multiple projects with greater immediacy, and (vii) developing a corresponding marketing, service and product plan to address facility lifecycle revenue opportunities.

Our organic growth strategy to offer more products and services to address the wider range of our customers’ needs is illustrated by the following matrix of product/service depth and facility lifecycle participation.

## Design

**up to start of construction**

*current offerings*

- ✓ Design options
- ✓ Budgeting
- ✓ Project timelines
- ✓ Engineering – MEP
- ✓ Engineering – HVAC controls
- ✓ Rebate incentive consulting

**Q3 2019**

**Q4 2019**

**Q1 2020**

- Vendor management
- Floorplan layout
- Engineering – irrigation

*not to be offered*

- ✗ Permitting
- ✗ Licensing
- ✗ Zoning
- ✗ Fund raising

→

## Construction

**6-12 months**

*current offerings*

- ✓ Products – modular chilled water/other HVAC
- ✓ Supervision of install and construction
- ✓ Hardware – controls system
- ✓ Controls integration – HVAC

**Q3 2019**

**Q4 2019**

**Q1 2020**

- Enhanced project management
- Products – split systems and RTUs

*not to be offered*

- ✗ General contractor services
- ✗ Inspection

→

## Startup

**0-2 years post-construction**

*current offerings*

- ✓ Commissioning
- ✓ Operator training
- ✓ Warranty service
- ✓ Facility controls systems

**Q3 2019**

**Q4 2019**

- Remote facility monitoring (cloud-based/SaaS)

**Q1 2020**

- Facility management

*not to be offered*

- ✗ Maintenance/service contracts

→

## Operation

**2-20 years post-commissioning**

*current offerings*

- ✓ Equipment retrofitting
- ✓ Facility assessment and redesign services (retrofit)
- ✓ Facility controls systems

**Q3 2019**

**Q4 2019**

- Remote facility monitoring (cloud-based/SaaS)

**Q1 2020**

- Performance/energy audit
- Energy efficiency improvements

*not to be offered*

We are also identifying and assessing one-off strategic alliances (e.g., joint ventures, co-marketing, distribution partnerships) and possible acquisitions that we believe are straightforward to implement and execute, can leverage our brand recognition in the cannabis space, enhance our position as a trusted advisor in the climate control space by expanding our product and service offerings to indoor growers and, most importantly, scale our business by generating additional revenues and margins.

Our organic growth plan was established with six key objectives in mind:

1.	Reduce our reliance on new build facility projects which generate inconsistent revenue and cash flow;

2.	Increase our emphasis on retrofit and expansion opportunities, especially from multi-facility operators, which typically provide a more predictable and accelerated completion and revenue stream;

3.	Establish revenue from “lifecycle” operational and facility management offerings;

4.	Seek to increase our gross margin by shifting our focus to value-added technology services and proprietary, customized equipment;

5.	Operate with more disciplined expense, cash and working capital management; and

6.	Become financially self-sustaining by attempting to achieve operating cash flow breakeven and profitability.

Although we launched our new organic growth plan only six months ago, we have already made measurable progress in achieving several of the above objectives, as evidenced by the following:

●	During the first half of 2019, we entered into five $1,000,000+ sales contracts with an aggregate contract value of $10,290,000. Three of these contracts, having an aggregate value of $6,517,000, were with a single multi-facility operator for a retrofit project and a two-phase facility expansion. During the first half of 2019, we recognized revenue of $2,627,000 on these three contracts, with the remaining value of these contracts expected to be recognized in the third quarter of 2019. Our retrofit and facility expansion contracts, especially with multi-facility operators, typically generate a more consistent and predictable revenue stream and allows us to manage our working capital more effectively. Unless we are successful in obtaining these types of projects with other multi-facility operators, we are likely to continue to have inconsistent revenue and operating results quarter-over-quarter.

●	We are now offering retrofit consulting work targeting indoor grow facilities that are operating sub-optimally. While we will initially be targeting multi-facility operators that have recently acquired indoor grow facilities that may require facility upgrades, our preliminary market research indicates an even larger retrofit opportunity among the 3,000 – 5,000 indoor grow facilities operated by independent or smaller growers, which industry surveys suggest about 30% are in need of HVAC or lighting improvements. We are also offering our facility assessment, analysis and consulting program to expand our retrofit and “lifecycle” opportunities.

●	We launched our SentryIQTM sensors, controls and automation platform in April 2019 and now offer a turnkey, single-vendor HVAC equipment and controls integration solution to our new build projects. We are also offering our HVAC controls systems to existing facilities in the startup and operation phases. This product line is a new source of incremental revenue. To date, we have signed three contracts for SentryIQTM control systems sales with an aggregate contract value of approximately $225,000. Two of these contracts are with a single multi-facility operator to provide chiller plant, boiler and flow controls and energy monitoring to two of their expansion projects. The other contract is with a larger independent cultivator to provide controls for temperature, humidity, CO2 evacuation and energy monitoring. We expect these control systems to be installed by the end of 2019. We are also in discussions and negotiations with a number of prospective customers interested in our new controls platform.

●	In June 2019, we delivered our first custom-designed ducted air handling system, which is now offered as an alternative to our new and improved ductless fan coil units. Our ability to offer larger capacity air handling systems should provide greater opportunities for us to work with multi-facility operators. During the second quarter of 2019, revenue from our custom-designed ducted air handling systems totaled $1.1 million, or 27% of our total revenue for the quarter.

●	Over the last two quarters, we improved our gross margins by 14 percentage points, from 20.4% in the fourth quarter of 2018 to 27.7% in the first quarter of 2019 to 34.4% in the second quarter of 2019. Our gross margin was 32.4% for the first half of 2019, compared to 22.3% for the first half of 2018, an increase of 12.1 percentage points. This improvement was largely the result of our focus on controlling expenses and better absorption of our fixed production costs due to our increased revenue.

●	For the second quarter of 2019, we had revenue of $4,210,000, operating income of $136,000, and net income of $140,000, all quarterly records for us and the first time we have ever achieved positive net income in a quarter. Moreover, we had adjusted operating income of $390,000, a key management metric and point of focus as we attempt to achieve operating cash flow breakeven on a consistent basis from quarter-to-quarter. Our adjusted operating income (loss) is defined as our GAAP operating income (loss) after addback for our non-cash equity compensation expenses and depreciation expense.

●	We generated $1,672,000 in cash flow from our operating activities in the first half of 2019. Our cash position increased from $465,000 as of March 31, 2019 to $1,925,000 as of June 30, 2019. We were also able to reduce our working capital deficit by $445,000, from $1,628,000 as of March 31, 2019 to $1,183,000 as of June 30, 2019. Our pursuit of business with multi-facility operators, which we discuss below, and our disciplined cash management continue to be priorities for us as we attempt to grow the business without accessing the capital markets with equity offerings at our current stock price.

Multi-Facility Operator Focus

We have recently expanded our sales and marketing efforts to include a focus on multi-facility operators. We define these firms as individual businesses that own and operate two or more cannabis cultivation facilities in either the U.S. or Canada. Thus far, our initial market research has identified and preliminarily qualified approximately 45 different multi-facility operators that collectively operate in excess of 250 cultivation facilities. We believe there are more of these firms than now known to us, and we plan to continue to revise and update our research findings on an ongoing basis so we can improve our sales outreach in this segment of the market.

Since 2017, we have sold engineering and/or climate control equipment to five multi-facility operators. We are in “contact” with about 10 multi-facility operators, who collectively operate over 100 cultivation facilities. Contact is defined as everything from a full-fledged, ongoing customer relationship to a past customer with whom we are still in contact, to a new contact to whom we are proposing business. We believe that most of these firms have immediate or near-term (within one year) plans to expand their cultivation facilities, and we are aggressively pursuing deepening our relationships and business with these firms. We currently have active project proposals with two of these multi-facility operators and are attempting to progress and convert these engagements to new orders.

Our outreach to the multi-facility operators will remain a top priority for our sales team on an ongoing basis.

We face multiple sources of competition in our attempt to penetrate the multi-facility operator market.

●	First, some companies with multiple cultivation facilities have internal staffs with the requisite expertise to manage their environmental control needs, and who are able to access and engage vendors for both engineering services and equipment providers without external help.

●	Second, some large, multi-state and multi-national engineering and construction firms, which have deep engineering and construction management experience and expertise, have entered this market.

●	Third, we compete with other cannabis-focused service providers, that like us promote their industry expertise and experience.

●	Fourth, several larger, brand name HVAC equipment manufacturers are now pursuing the cannabis cultivation market directly through their own salesforces.

We believe we are positioned better than most of our competitors in the multi-facility operator market for the following reasons:

●	We are one of the oldest and most experienced specialty engineering firms serving the indoor cannabis cultivation market, and we believe that multi-facility operators will value the expertise we have gained from our experience in providing consulting, equipment sales and/or full-scale design to over 800 indoor grow facilities since 2006.

●	Unlike the local and regional engineering firms operating in the market, we have the capability and experience to perform work across the U.S. and Canada, thereby matching the facilities footprint of our multi-facility operator prospects.

●	We believe that the multi-facility operators value the range of experience and expertise that our personnel provide. Our professional staff has expertise covering the gamut, including commercial agriculture, engineering and facility design, HVAC technology, applications and controls, energy efficiency, and sustainability.

●	We have deep networks of cannabis cultivators, HVAC technical experts, AgTech experts, sustainability leaders, and agricultural resources that we can easily access and bring to bear for the benefit of our customers.

●	And finally, our current business with several multi-facility operators provides important validation and enhances our credibility in the eyes of other multi-facility operators that we are pursuing.

Our recent success in signing contracts with a single multi-facility operator, which we were able to convert into revenue over the time span of two quarters, was a key driver to our record second quarter results and our improved cash position. Our ability to develop relationships with, and obtain new business from, other multi-facility operators will be critical to generating consistent revenues quarter-over-quarter. Notwithstanding all of our efforts, there is no assurance that we will be successful in growing and maintaining our business with these multi-facility operators.

Our Commercial-Scale Projects

During the second quarter of 2019, we entered into sales contracts for six new build projects and two expansion projects, each with a contract value over $100,000, which we refer to as commercial-scale projects. During the first half of 2019, we entered into sales contracts for 13 commercial-scale projects, consisting of nine new build projects, three expansion projects, and one retrofit project. The California and Canadian markets, together with other states that recently legalized medical or recreational cannabis use, such as Michigan, continue to show strength in 2019.

During the second quarter of 2019, we had commercial-scale project bookings (as defined below) of $8,158,000, which consisted of $2,911,000 for new build projects (36%) and $5,247,000 for expansion projects (64%) with a single multi-facility operator. During the first half of 2019, we had commercial-scale project bookings of $12,677,000, which consisted of $6,044,000 for new build projects (48%), $5,382,000 for expansion projects (42%), and $1,251,000 for retrofit projects (10%). As part of our new strategy, we are pursuing expansion and retrofit projects, which tend to have more predictable completion schedules. In contrast, the timing for completion of new build projects is largely dependent on customer-centric uncertainties—which are completely outside of our control—such as project-specific financing, licensing and qualification. Future bookings for expansion projects will be largely tied to our success in penetrating the multi-facility operator market.

Our recent success in obtaining business from multi-facility operators has also resulted in an increase in the average contract value for our commercial-scale projects. During the second quarter of 2019, the average contract value for our commercial-scale project bookings rose to $1,020,000, compared to $904,000 in the first quarter of 2019, $408,000 for 2018, and $332,000 for 2017.

The following table sets forth our commercial-scale project bookings, based on the period the contract was executed and we received an initial deposit, by country/state.

	Number of New Commercial-Scale Project Bookings
	H1 2019	2018	2017	2016
Canada	5	13	7	1
California	2	6	1	3
Colorado	-	-	2	3
Arizona	-	-	3	1
Oregon	-	-	2	2
Washington	-	3	1	3
Massachusetts	-	1	-	-
Ohio	-	1	-	-
Alaska	1	-	1	2
Rhode Island	-	1	1	-
Nevada	-	-	1	1
Texas	-	-	1	-
Michigan	3	4	-	-
New Mexico	1	1	-	-
Hawaii	-	-	-	1
Wisconsin	-	-	-	1
Maryland	-	1	-	-
Arkansas	-	1	-	-
Oklahoma	1	-	-	-

Total	13	32	20	18

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2019, we executed new sales contracts with a total contract value of $8,522,000. However, during this same period, we cancelled eight outstanding sales contracts with a total contract value of $3,040,000. These cancellations included combined contract orders of $1,761,000 that we booked in early 2018 with a multi-facility operator that had put two projects on hold in states where the current market conditions, including wholesale cannabis prices, were not favorable. The other cancellations were based on discussions and negotiations with customers who had abandoned their projects. Accordingly, after adjustments for these cancellations and other change orders, our net bookings (as defined below) in the three months ended June 30, 2019 were $5,690,000, a quarterly record for us, representing an increase of $905,000 (or 19%) from net bookings of $4,785,000 in the first quarter of 2019. We did not recognize any revenue from the cancellation of these sales contracts.

Going forward, we will be focused on gaining a better understanding, during the sales process, of our customers’ challenges and key milestones to get their new build projects licensed, financed and built. We are also in the process of revising our sales contract terms to clarify project timelines and options available to us if the customer is unable to perform in a timely manner. While cancellations will always be part of our business, we believe we should be able to identify and evaluate possible project delays and better manage outcomes with our customers, including re-pricing the contract and/or adjusting delivery requirements. We also seek to avoid larger cancellations by contracting with well-financed, multi-facility operators and/or pursuing expansion or retrofit projects that are more short-term in nature.

Our revenue for the three months ended June 30, 2019 increased $2,439,000 (or 138%) from $1,771,000 in the first quarter of 2019 to $4,210,000 in the second quarter of 2019.

Our backlog at June 30, 2019 was $13,023,000, the highest quarter-end backlog in our history, and an increase of $1,480,000, or 13%, from March 31, 2019. Our backlog at June 30, 2019 includes booked sales orders of $243,000 (2% of the total backlog) from several customers that we do not expect to be realized until 2021, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019
Backlog, beginning balance	$7,024,000	$8,883,000	$8,886,000	$8,529,000	$11,543,000
Net bookings, current period	$3,867,000	$3,328,000	$1,838,000	$4,785,000	$5,690,000
Recognized revenue, current period	$2,008,000	$3,325,000	$2,195,000	$1,771,000	$4,210,000
Backlog, ending balance	$8,883,000	$8,886,000	$8,529,000	$11,543,000	$13,023,000

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

As has historically been the case at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of June 30, 2019. As of June 30, 2019, 50% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”), a 20-percentage point decrease, compared to 70% as of March 31, 2019. This decline in the percentage of our overall backlog attributed to engineering only paid contracts is largely a result of contract cancellations that occurred in the second quarter of 2019.

There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of June 30, 2019, 50% of our backlog was attributable to partial equipment paid contracts, a 20-percentage point increase, compared to 30% as of March 31, 2019. This increase in the percentage of our overall backlog attributed to partial equipment paid contracts is largely a result of contract cancellations that occurred in the second quarter of 2019.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2019 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 57% of our Q2 2019 backlog during 2019, or $7.3 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2019 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2019 was $4,210,000 compared to $2,008,000 for the three months ended June 30, 2018, an increase of $2,202,000, or 110%. During the second quarter of 2019, our revenue reflects $2,430,000 recognized from retrofit and expansion project contracts we entered into with a single multi-facility operator in the first half of 2019. Unless we are able to obtain these types of projects with similar multi-facility operators, we expect our revenue to be inconsistent quarter-over-quarter because our revenue conversion for new build projects is largely dependent on customer-centric factors—which are outside of our control—such as industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue increased by $1,279,000, or 86%, from $1,484,000 for the three months ended June 30, 2018 to $2,763,000 for the three months ended June 30, 2019.

The gross profit for the three months ended June 30, 2019 was $1,448,000 compared to $523,000 for the three months ended June 30, 2018, an increase of 177%. Gross profit margin increased by eight percentage points from 26% for the three months ended June 30, 2018 to 34% for the three months ended June 30, 2019. This increase was due primarily to a decrease in fixed costs from our personnel reduction plan that was implemented in January 2019 combined with better absorption of our fixed costs based on higher revenue, offset by higher equipment costs.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $373,000, or 9% of total revenue, for the three months ended June 30, 2019 as compared to $437,000, or 22% of total revenue, for the three months ended June 30, 2018. The decrease of $64,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $67,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,389,000, or 57% of total revenue, in the three months ended June 30, 2019 as compared to $1,047,000, or 52% of total revenue, in the three months ended June 30, 2018. The increase in variable costs was primarily due to higher equipment costs as a percentage of equipment revenue.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $1,311,000 for the three months ended June 30, 2019 from $1,941,000 for the three months ended June 30, 2018, a decrease of $630,000, or 32%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $627,000, (ii) a decrease in advertising and marketing expenses of $57,000, offset by (iii) an increase in product development expense of $54,000.

The decrease in SG&A expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was due primarily to: (i) a decrease of $578,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease of $150,000 in salaries, benefits and other employee-related costs, (iii) a decrease of $39,000 in travel expenses, (iv) a decrease of $29,000 in accounting and other professional fees, (v) a decrease of $25,000 in facility and office expense, offset by (vi) an increase of $88,000 in bad debt expense, (vii) an increase of $58,000 for the loss on asset disposal, and (viii) an increase of $29,000 in sales commissions.

The decrease in marketing expenses was primarily due to a decrease in salaries and benefits along with our efforts to reduce the number of, and be more selective in, the industry trade shows and conferences we attend.

Operating Income (Loss)

We had operating income of $136,000 for the three months ended June 30, 2019, as compared to an operating loss of $1,417,000 for the three months ended June 30, 2018, a favorable change of $1,553,000, or 110%. The operating income for the three months ended June 30, 2019 included $207,000 of non-cash, stock-based compensation and $47,000 of depreciation expense, compared to $823,000 of non-cash, stock-based compensation and $41,000 of depreciation expense for the three months ended June 30, 2018. Excluding these non-cash items, our operating income increased by $943,000, or 171%.

Other Income (Expense)

We had other income (net) of $3,000 for the three months ended June 30, 2019 compared to other income (net) of $16,000 for the three months ended June 30, 2018.

Net Income (Loss)

Overall, we had net income of $140,000 for the three months ended June 30, 2019 as compared to a net loss of $1,401,000 for the three months ended June 30, 2018, a favorable change of $1,541,000, or 110%. The net income for the three months ended June 30, 2019 included $207,000 of non-cash, stock-based compensation and $47,000 of depreciation expense, compared to $823,000 of non-cash, stock-based compensation and $41,000 of depreciation expense for the three months ended June 30, 2018. Excluding these non-cash items, our net income increased by $931,000, or 173%.

Comparison of Six Months Ended June 30, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2019 was $5,982,000 compared to $4,062,000 for the six months ended June 30, 2018, an increase of $1,920,000, or 47%. During the first half of 2019, our revenue reflects $2,627,000 recognized from retrofit and expansion project contracts we entered into with a single multi-facility operator in the first half of 2019.

Cost of revenue increased by $887,000, or 28%, from $3,157,000 for the six months ended June 30, 2018 to $4,044,000 for the six months ended June 30, 2019.

The gross profit for the six months ended June 30, 2019 was $1,938,000 compared to $905,000 for the six months ended June 30, 2018, an increase of 114%. Gross profit margin increased by 10 percentage points from 22% for the six months ended June 30, 2018 to 32% for the six months ended June 30, 2019. This increase was due primarily to a decrease in fixed costs from our personnel reduction plan that was implemented in January 2019 combined with better absorption of our fixed costs based on higher revenue.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $677,000, or 11% of total revenue, for the six months ended June 30, 2019 as compared to $843,000, or 21% of total revenue, for the six months ended June 30, 2018. The decrease of $166,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $163,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $3,367,000, or 56% of total revenue, in the six months ended June 30, 2019 as compared to $2,314,000, or 57% of total revenue, in the six months ended June 30, 2018. The decrease in variable costs was primarily due to lower equipment costs as a percentage of equipment revenue.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased by 36% to $2,724,000 for the six months ended June 30, 2019 from $4,228,000 for the six months ended June 30, 2018, a decrease of $1,504,000. The operating expense decrease consisted of: (i) a decrease in SG&A expenses of $1,457,000, (ii) a decrease in advertising and marketing expenses of $143,000, offset by (iii) an increase in product development expense of $96,000.

The decrease in SG&A expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was due primarily to: (i) a decrease of $854,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease of $448,000 in salaries, benefits and other employee-related costs, (iii) a decrease of $187,000 in accounting and other professional fees, (iv) a decrease of $95,000 in travel expenses, (v) a decrease of $42,000 in facility and office expenses, offset by (vi) an increase for loss on asset disposal of $58,000, (vii) an increase of $29,000 in sales commissions, (viii) an increase of $27,000 in depreciation, and (ix) an increase of $20,000 in bad debt expense.

The decrease in marketing expenses was primarily due to a decrease in salaries and benefits along with our efforts to reduce the number of, and be more selective in, the industry trade shows and conferences we attend.

Operating Loss

We had an operating loss of $786,000 for the six months ended June 30, 2019, as compared to an operating loss of $3,322,000 for the six months ended June 30, 2018, a decrease of $2,536,000, or 76%. The operating loss for the six months ended June 30, 2019 included $548,000 of non-cash, stock-based compensation and $94,000 of depreciation expense, compared to $1,480,000 of non-cash, stock-based compensation and $67,000 of depreciation expense for the six months ended June 30, 2018. Excluding these non-cash items, our operating loss decreased by $1,631,000, or 92%.

Other Income (Expense)

We had other income (net) of $25,000 for the six months ended June 30, 2019 compared to other income (net) of $38,000 for the six months ended June 30, 2018. Other income for the six months ended June 30, 2018 included a change in derivative liability of $21,000 related to certain warrants.

Net Loss

Overall, we had a net loss of $761,000 for the six months ended June 30, 2019 as compared to a net loss of $3,285,000 for the six months ended June 30, 2018, a decrease of $2,523,000, or 77%. The net loss for the six months ended June 30, 2019 included $548,000 of non-cash, stock-based compensation and $94,000 of depreciation expense, compared to $1,480,000 of non-cash, stock-based compensation, $67,000 of depreciation expense and $21,000 in debt-related income for the six months ended June 30, 2018. Excluding these non-cash items, our net loss decreased by $1,640,000, or 93%.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2019, we had cash and cash equivalents of $1,925,000, compared to cash and cash equivalents of $253,000 as of December 31, 2018, an increase of 661%. The $1,672,000 increase in cash and cash equivalents during the six months ended June 30, 2019 was the result of cash provided by our operating activities. Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of June 30, 2019, we had accounts receivable (net of allowance for doubtful accounts) of $391,000, inventory (net of excess and obsolete allowance) of $611,000, and prepaid expenses of $907,000 (including $751,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of June 30, 2019, we had no indebtedness, total accounts payable and accrued expenses of $2,204,000, deferred revenue of $2,606,000, and the current portion of operating lease liability of $209,000. As of June 30, 2019, we had a working capital deficit of $1,183,000, compared to a working capital deficit of $1,031,000 as of December 31, 2018. The increase in our working capital deficit was primarily related to (i) an increase in our deferred revenue of $1,964,000 (which represents cash received from customers in advance of the performance of services or the delivery of equipment), (ii) an increase in accounts payable and accrued liabilities of $395,000, offset by (iii) an increase in cash of $1,672,000, and (iv) an increase in prepaid expenses of $780,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,672,000	$(1,511,000)
Net cash used in investing activities	-	(144,000)
Net cash provided by financing activities	-	816,000
Net increase (decrease) in cash	$1,672,000	$(839,000)

Operating Activities

We incurred a net loss for the six months ended June 30, 2019 of $761,000 and have an accumulated deficit of $25,107,000 as of June 30, 2019.

Cash provided by operations for the six months ended June 30, 2019 was $1,672,000 compared to cash used in operations of $1,511,000 for the six months ended June 30, 2018, a decrease in cash usage of $3,183,000. The cash provided by our operations during the six months ended June 30, 2019 was primarily attributable to: (i) an increase in cash resulting from a decrease in our inventory (before allowance) of $507,000, an increase in our deferred revenue of $1,964,000 (which represents unearned customer deposits), an increase in accounts payable and accrued liabilities of $395,000, and our non-cash operating items of $547,000 (consisting primarily of stock-related compensation), offset by (iii) a decrease in cash resulting from our operating loss of $761,000, an increase in our prepaid expenses of $780,000 (primarily attributable to deposits for inventory purchases), and an increase in accounts receivable of $191,000.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2019 was $0, compared to cash used in investing activities of $144,000 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we had payments for property and equipment of $227,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2019 was $0, compared to cash provided by financing activities of $816,000 for the six months ended June 30, 2018. During the six months ended June 30, 2018, we received $1,210,000 from a private placement of common stock and warrants and $18,000 from the exercise of options and warrants, which was offset by payment of $400,000 for the repurchase of common stock from a related party, $5,000 to purchase an option to purchase preferred stock held by a related party, and $7,000 on a note to a related party.

Going Concern

Our condensed consolidated financial statements for the quarter ended June 30, 2019 have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2018, a statement that there is substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, we may need to raise financing as soon as the fourth quarter of 2019 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it has limited options to reduce expenditures further without adversely affecting our business and our ability to execute our recently implemented organic growth plan. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

During the first half of 2019, we took a number of steps to reduce our cash burn rate to a minimum level while still being able to support our current operations. As we stated in our first quarter report, the only way to improve our cash flow and working capital position was to add revenue and margin to “grow out” of our current situation. We were successful in increasing our second quarter revenue and cash position by $2,439,000 and $1,460,000, respectively, compared to the first quarter of 2019. While we can point to several positive developments to date, there is significant work ahead for us to execute on our organic growth plan and achieve fiscal self-sustainability. Historically, we have not been able to generate consistent revenues quarter-over-quarter. While we are pursuing new business opportunities with multi-facility operators as well as for expansion projects, there is no assurance we will be successful booking any sales related to these opportunities and converting such bookings into cash and revenue. We also may not be able to achieve our growth and financial goals until 2020 or later, if at all.

Acquisitive Growth

Last quarter, we stated that our long-term financial sustainability requires us to organically grow our business to $20 to $40 million in annual revenues. We also acknowledged that we face hurdles in achieving cash operating break-even, including controlling our operational costs as we attempt to grow our top-line, having the financial resources to invest in marketing, product development and staffing, and being able to cover the costs of being a public company. So, to address some of the issues we face as a smaller, publicly reporting company, we announced last quarter the initial launch of an acquisition strategy to complement our organic growth plans.

Our plan is to identify and pursue acquisitions of companies or assets within the cannabis ancillary products and services sector complementary to our current business offerings. Our objective is to consummate one or more acquisitions that would add in the range of $10 to $20 million in annual run-rate revenues by the end of 2020. We believe with our current revenue position and our public company status, there are a number of private companies, and even smaller public companies, that would be interested in partnering with us. If we are able to engage in a roll-up type acquisition strategy, using our public status and our stock as all or partial acquisition consideration, we believe we can “scale up” our operations to support the expenses of the day-to-day operations of the company, on a combined basis, and be able to better cover the costs of maintaining our public company status.

To date, we have identified several business verticals, or silos, that we believe could be logical and natural complements to our climate control business, including: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), software (procurement and supply chain management platforms), and consumables (such as packaging, growing, facility and lab supplies). We have identified several companies in these verticals. There is no assurance that we will be able to consummate any acquisitions in furtherance of this strategy.

Our goal is to create an AgTech-focused, end-to-end solution offering hardware (equipment, sensors and controls) and software (purchasing and IoT platforms) to indoor growers. We envision a “penetrate and radiate” strategy: get into the grower, especially multi-facility operators, in any way that we can, become a trusted vendor (penetrate), and then sell as many products as possible to them, whether manufactured, proprietary, branded or distributed (radiate). Our success will be measured by the percent of the grower’s overall capital expense wallet share we can obtain. In this rapidly changing market landscape, we believe a platform that can tailor specific solutions to meet our customers’ needs to optimize quality, efficiency, costs and delivery times could be attractive to possible acquisition targets.

We believe acquisitions and related capital infusions of growth equity, combined with the proper execution of our organic growth plan, can accelerate our progress towards cash operating profitability and lower overall operating expenses. If we successfully execute both our organic growth plan and our strategic acquisition and associated capital raise initiative, our goal is to obtain a Nasdaq listing and implement an aftermarket support program that will result in a widely held, actively traded, and fully valued public company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of June 30, 2019, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease.

Refer to Note 6 – Commitments and Contingencies of the Notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the Notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2019, we had no off-balance sheet arrangements. During the three months ended June 30, 2019, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 9 - Subsequent Events of the Notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since June 30, 2019.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, accounts receivable and inventory allowances, and legal contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are 6,750,000 restricted stock units that have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. We have commenced litigation against the recipient to have these restricted stock units canceled.

Other than as set forth in the preceding paragraph, we are not currently a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation be resolved unfavorably. We have and will continue to have commercial disputes arising in the ordinary course of our business.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

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

SURNA INC.
(the “Registrant”)

Dated: August 7, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 7, 2019	By:	/s/ Anthony K. McDonald
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

