Form 10-Q
period 2019-09-30
Surna Inc.
filed 2019-11-12
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 12, 2019, the number of outstanding shares of common stock of the registrant was 228,216,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2019

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,000,465	$253,387
Accounts receivable (net of allowance for doubtful accounts of $162,152 and $119,022, respectively)	106,621	210,187
Inventory, net	936,171	935,886
Prepaid expenses	692,889	127,694
Other assets	3,490	654
Total Current Assets	3,739,636	1,527,808
Noncurrent Assets
Property and equipment, net	289,235	520,321
Goodwill	631,064	631,064
Intangible assets, net	12,075	23,028
Deposits	51,000	51,000
Operating lease right-of-use asset	580,144	-
Total Noncurrent Assets	1,563,518	1,225,413

TOTAL ASSETS	$5,303,154	$2,753,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,022,173	$1,917,087
Deferred revenue	2,274,993	641,798
Current portion of operating lease liability	213,345	-
Total Current Liabilities	4,510,511	2,558,885

NONCURRENT LIABILITIES
Operating lease liability	460,901	-
Total Noncurrent Liabilities	460,901	-

TOTAL LIABILITIES	4,971,412	2,558,885

Commitments and Contingencies (Note 6)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 228,216,638 and 224,989,794 shares issued and outstanding, respectively	2,283	2,250
Additional paid in capital	25,213,957	24,538,027
Accumulated deficit	(24,884,918)	(24,346,361)
Total Shareholders’ Equity	331,742	194,336

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,303,154	$2,753,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue, net	$5,524,105	$3,324,621	$11,505,728	$7,387,094

Cost of revenue	3,943,758	2,228,069	7,987,516	5,385,103

Gross profit	1,580,347	1,096,552	3,518,212	2,001,991

Operating expenses:
Advertising and marketing expenses	123,566	223,474	415,479	658,393
Product development costs	98,145	75,448	326,659	207,537
Selling, general and administrative expenses	1,081,294	1,460,273	3,284,485	5,121,051
Total operating expenses	1,303,005	1,759,195	4,026,623	5,986,981

Operating income (loss)	277,342	(662,643)	(508,411)	(3,984,990)

Other income (expense):
Interest and other income (expense), net	(55,319)	19,081	(30,146)	35,571
Interest expense	-	-	-	(35)
Gain on change in fair value of derivative liabilities	-	-	-	21,403
Total other income (expense)	(55,319)	19,081	(30,146)	56,939

Income (loss) before provision for income taxes	222,023	(643,562)	(538,557)	(3,928,051)

Income taxes	-	-	-	-

Net income (loss)	$222,023	$(643,562)	$(538,557)	$(3,928,051)

Income (loss) per common share – basic and dilutive	$0.001	$(0.003)	$(0.002)	$(0.018)

Weighted average number of common shares outstanding, basic	227,918,377	222,782,404	227,475,335	216,836,968

Weighted average number of common shares outstanding, dilutive	237,028,377	222,782,404	227,475,335	216,836,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ (Deficit) Equity
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)
Common shares issued on settlement of restricted stock units and award of stock bonuses	-	-	560,000	-	6	(6)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	48,427	-	48,427
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	57,705	-	57,705
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	6,821	-	6,821
Net income	-	-	-	-	-	-	222,023	222,023
Balance September 30, 2019	42,030,331	$420	228,216,638	-	$2,283	$25,213,957	$(24,884,918)	$331,742

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	2,240,000	(1,000,000)	23	(23)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	230,796	-	230,796
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	332,779	-	332,779
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	37,388	-	37,388
Net loss	-	-	-	-	-	-	(538,557)	(538,557)
Balance September 30, 2019	42,030,331	$420	228,216,638	-	$2,283	$25,213,957	$(24,884,918)	$331,742

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance June 30, 2018	77,220,000	$772	221,471,602	1,000,000	$2,215	$24,001,891	$(22,887,456)	1,117,422
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	2,257,368	(1,000,000)	22	(22)	-	-
Common shares issued as compensation for services	-	-	105,634	-	1	14,999	-	15,000
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	295,078	-	295,078
Fair value of vested stock options granted to employees	-	-	-	-	-	10,342	-	10,342
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	253,510	-	253,510
Net loss	-	-	-	-	-	-	(643,562)	(643,562)
Balance September 30, 2018	77,220,000	$772	223,834,604	-	$2,238	$24,575,798	$(23,531,018)	$1,047,790

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2017	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,254,911)	$1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,197,999)	$1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,666,865	-	26	(26)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	-	1	18,374	-	18,375
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	7,867,368	-	78	(78)	-	-
Common shares issued as compensation for services	-	-	1,689,349	-	18	393,618	-	393,636
Common shares issued in settlement agreement	-	-	800,000	-	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	1,091,953	-	1,091,953
Fair value of vested stock options granted to employees	-	-	-	-	-	50,526	-	50,526
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	531,076	-	531,076
Common shares issued for cash, net	-	-	7,562,500	-	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	-	(31)	-	(399,969)	(400,000)
Purchase of option to repurchase preferred stock from related party	-	-	-	-	-	-	(5,000)	(5,000)
Net loss	-	-	-	-	-	-	(3,928,051)	(3,928,051)
Balance September 30, 2018	77,220,000	$772	223,834,604	-	$2,238	$24,575,798	$(23,531,018)	$1,047,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(538,557)	$(3,928,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	129,723	118,999
Gain on change in derivative liabilities	-	(21,403)
Compensation paid in equity	675,963	2,067,191
Provision for doubtful accounts	43,130	3,682
Provision for excess and obsolete inventory	(213,556)	4,926
Loss on disposal of assets	115,359	19,278

Changes in operating assets and liabilities:
Accounts receivable	60,436	94,152
Inventory	213,271	16,498
Prepaid expenses and other	(568,031)	(55,960)
Operating lease right-of-use asset	134,272	-
Accounts payable and accrued liabilities	213,044	368,328
Deferred revenue	1,633,195	(399,542)
Deferred rent	-	(5,014)
Lease liability	(148,128)	-
Net cash provided by (used in) operating activities	1,750,121	(1,716,916)

Cash Flows From Investing Activities
Capitalization of intangible assets	-	(2,503)
Purchases of property and equipment	(3,043)	(232,109)
Proceeds from payment of tenant improvement allowance	-	100,000
Cash disbursed for equipment held for lease	-	(16,237)
Net cash used in investing activities	(3,043)	(150,849)

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	-	1,210,000
Proceeds from exercises of stock options	-	3,375
Proceeds from exercise of investor warrants	-	15,000
Repurchase of common shares from related party	-	(400,000)
Purchase of option to repurchase preferred stock from related party	-	(5,000)
Payments on loans from shareholders	-	(6,927)
Net cash provided by financing activities	-	816,448

Net increase (decrease) in cash	1,747,078	(1,051,317)
Cash, beginning of period	253,387	2,468,199
Cash, end of period	$2,000,465	$1,416,882

Supplemental cash flow information:
Interest paid	$-	$35

Non-cash investing and financing activities:
Equity issued in settlement	$-	$226,400
Extinguishment of derivative liability on cashless exercise of warrants	$-	$389,477
Unpaid purchases of equipment and other assets	$-	$2,525

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company designs, engineers and manufactures application-specific environmental control and air sanitation systems for commercial, state- and provincial-regulated indoor cannabis cultivation facilities in the U.S. and Canada. Currently, the Company’s revenue stream is derived primarily from supplying its products, services and technologies to commercial indoor cannabis cultivation facilities. Headquartered in Boulder, Colorado, the Company’s engineering and technical team provides energy and water efficient solutions that allow growers to meet the unique demands of a cannabis cultivation environment through precise temperature, humidity, light, and process controls to satisfy the evolving code and regulatory requirements being imposed at the state, provincial and local levels. The Company’s customers include those building new facilities and those expanding or retrofitting existing facilities. The Company’s objective is to leverage its unique experience in this space in order to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield as well as optimize the resource efficiency of their controlled environment (i.e., indoor and sealed greenhouses) cultivation facilities. The Company is not involved in the production or sale of cannabis.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2018. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly-owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

The Company has made certain reclassifications to prior period financial information to conform with the current periods presented. These reclassifications had no impact on net loss, total assets and liabilities, or equity.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in cases where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method.

Goodwill

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company concluded that no impairment relating to goodwill existed at September 30, 2019.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and nine months ended September 30, 2019, the Company recognized revenue of $3,242 and $473,682, respectively, related to the deferred revenue at January 1, 2019. For the three and nine months ended September 30, 2018, the Company recognized revenue of $6,030 and $873,844, respectively, related to the deferred revenue at January 1, 2018.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2019, the Company’s remaining performance obligations, or backlog, was $10,143,000, of which $4,937,000, or 49%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed; these reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, there is a delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at September 30, 2019 includes booked sales orders of $619,000 from several customers that the Company does not expect to be realized until 2021, if at all.

The remaining performance obligations expected to be recognized through 2021 are as follows:

	2019	2020	2021	Total
Remaining performance obligations related to engineering only paid contracts	$168,000	$4,218,000	$551,000	$4,937,000
Remaining performance obligations related to partial equipment paid contracts	3,164,000	1,974,000	68,000	5,206,000
Total remaining performance obligations	$3,332,000	$6,192,000	$619,000	$10,143,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Equipment sales	$5,103,984	$2,983,291	$10,344,788	$6,318,652
Engineering and other services	355,475	238,385	951,270	861,054
Shipping and handling	64,646	92,914	209,670	197,357
Other revenue	-	10,031	-	10,031
Total revenue	$5,524,105	$3,324,621	$11,505,728	$7,387,094

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2019, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 114.97%; expected term in years 5.1 and risk-free interest rate 2.37%.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) adopted ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company’s fiscal year beginning January 1, 2019. While the Company grants stock options to nonemployees, the adoption of ASU 2018-07 is not expected to have a material effect on its consolidated results of operations, cash flows and financial position.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Share-based compensation expense included in:
Cost of revenue	$2,801	$20,311	$7,964	$99,374
Advertising and marketing expenses	840	2,273	2,520	5,398
Product development costs	420	1,137	1,260	3,411
Selling, general and administrative expenses	108,892	550,210	664,219	1,959,008
Total share-based compensation expense included in consolidated statement of operations	$112,953	$573,931	$675,963	$2,067,191

Concentrations

One customer accounted for 70% and 57% of the Company’s revenue for the three and nine months ended September 30, 2019, respectively.

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

The Company also adopted other new accounting standards during 2019. The impact of these additional standards is discussed in the respective notes to these condensed consolidated financial statements.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Nine Months Ended
September 30, 2019
Operating lease cost	$162,667
Operating cash outflow from operating lease	$176,525

As of September 30, 2019
Operating lease right-of-use assset	$580,144
Operating lease liability, current	$213,345
Operating lease liability, long-term	$460,901

Remaining lease term	2.9 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of September 30, 2019 were as follows:

Year Ended December 31,
2019 (excluding the nine months ended September 30, 2019)	$60,406
2020	244,038
2021	251,360
2022	170,891
Total minimum lease payments	726,695
Less imputed interest	(52,448)
Lease laibility	$674,246

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2019	2018
Finished goods	$785,772	$869,895
Work in progress	5,733	9,080
Raw materials	226,457	352,258
Allowance for excess & obsolete inventory	(81,791)	(295,347)
Inventory, net	$936,171	$935,886

During the nine months ended September 30, 2019, the Company disposed of $226,501 of obsolete finished goods inventory that had been previously fully reserved against in the excess and obsolete allowance.

Overhead expenses of $32,291 and $34,000 were included in the inventory balance as of September 30, 2019 and December 31, 2018, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. As of September 30, 2019, prepaid expenses included $547,962 in advance payments on inventory purchases.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Furniture and equipment	$389,090	$386,047
Equipment held for lease	-	176,042
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	619,283	792,282
Accumulated depreciation	(330,048)	(271,961)
Property and equipment, net	$289,235	$520,321

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$1,463,438	$1,278,678
Sales commissions payable	107,532	56,277
Accrued payroll liabilities	190,813	127,915
Product warranty accrual	169,956	144,822
Other accrued expenses	90,434	309,395
Total	$2,022,173	$1,917,087

Note 6 – Commitments and Contingencies

Litigation

There are 6,750,000 restricted stock units that have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. The Company has commenced litigation against the recipient to have these restricted stock units canceled. The recipient has commenced separate litigation against the Company for recovery of alleged consulting fees owed for the 2015 calendar year prior to the recipient’s appointment as an executive officer of the Company.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the nine months ended September 30, 2019, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	197,370 shares of common stock to independent directors in lieu of cash director fees of $15,000 related to the fourth quarter of 2018;

●	789,474 shares of common stock to independent directors for 2019 director fees of $60,000 payable in equity;

●	1,000,000 shares to an employee in settlement of certain RSUs that vested in 2018;

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2018;

●	120,000 shares to an employee in settlement of certain RSUs that vested in the first quarter of 2019; and

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended June 30, 2019.

As of September 30, 2019, awards related to 21,985,000 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options, RSUs and stock bonus awards at September 30, 2019 was $209,577, which will be recognized over approximately 1.25 years. This unrecognized compensation expense does not include the potential future compensation expense related to non-qualified stock options which are subject to vesting based on the achievement of $25,000,000 in revenue for 2019 (the “Performance-based Awards”). As of September 30, 2019 and the grant date, the Company has determined that the likelihood of performance levels being obtained is remote; therefore, no expense has been recognized. The unrecognized compensation expense with respect to these Performance-based Awards at September 30, 2019 was $245,553.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the nine months ended September 30, 2019 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	10,560,000	$0.104	8.4	$-
Granted	2,000,000	$0.080
Exercised	-	-
Forfeited	(8,333)	$0.105
Expired	(16,667)	$0.105
Outstanding, September 30, 2019	12,535,000	$0.100	7.9	$-
Exercisable, September 30, 2019	5,710,004	$0.099	7.0	$-
Outstanding vested and expected to vest, September 30, 2019	10,135,000	$0.096	7.9	$-

Performance options based on 2019 revenue thresholds - uncertain vesting as of September 30, 2019	2,400,000	$0.116	7.9	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the nine months ended September 30, 2019 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2018	7,333,329	$0.086	$-	$628,756
Granted	2,000,000	$0.065		$130,120
Vested	(2,500,000)	$0.065		$163,034
Forfeited	(8,333)	$0.095		$791
Nonvested, September 30, 2019	6,824,996	$0.087	$-	$595,051

For the nine months ended September 30, 2019 and 2018, the Company recorded $332,779 and $38,321 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

As of September 30, 2019, there were vested options to purchase 900,000 shares held by a director at an exercise price of $0.135 per share. During the nine months ended September 30, 2019 and 2018, the Company recorded $0 and $12,206, respectively, as compensation expense related to vested options issued to directors.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the nine months ended September 30, 2019 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2018	9,867,368	$0.140	$730,185
Granted	-	-
Vested and settled with share issuance	(120,000)	$0.152
Forfeited/canceled	(1,197,368)	$0.179
Outstanding, September 30, 2019	8,550,000	$0.134	$701,100
Vested but not settled as of September 30, 2019[1]	6,750,000	$0.121	$553,500
Expected to vest as of September 30, 2019	1,800,000	$0.184	$147,600

[1]These RSUs have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. The Company has commenced litigation against the recipient to have these RSUs canceled.

For the nine months ended September 30, 2019 and 2018, the Company recorded $230,796 and $1,091,953, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $9,120 for the nine months ended September 30, 2019.

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

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan during the nine months ended September 30, 2019 are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2018	1,680,000	$0.112	$124,320
Vested	(1,120,000)	$0.112
Unvested, September 30, 2019	560,000	$0.112	$45,920

For the nine months ended September 30, 2019 and 2018, the Company recorded $37,388 and $531,076 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2019 and December 31, 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through November 12, 2019, the date the financial statements were available to be issued. No subsequent events occurred after September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use non-GAAP measures including net bookings, backlog, as well as adjusted net income (loss) which reflects adjustments for certain non-cash expenses such as stock-based compensation, certain debt-related items and depreciation expense. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. For purposes of this Quarterly Report, (i) “adjusted net income (loss)” and “adjusted operating income (loss)” mean GAAP net income (loss) and operating income (loss), respectively, after adjustment for non-cash equity compensation expense, debt-related items and depreciation expense, and (ii) “net bookings” means new sales contracts executed during the quarter for which we received an initial deposit, net of any adjustments including cancelations and change orders during the quarter.

Our backlog, remaining performance obligations and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in or inability to obtain project financing or licensing or abandonment of the project entirely. Accordingly, there can be no assurance that contracts included in the backlog or remaining performance obligations will actually generate revenues or when the actual revenues will be generated.

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

Our Growth Strategy

Our growth strategy consists of a series of inter-related initiatives, including: (i) leveraging our strong brand name, (ii) positioning and messaging Surna as the “trusted advisor” in environmental controls management, (iii) offering a broader product and service array, (iv) evaluating first-generation grow facilities as prospects for broader service and product offerings or retrofit work, (v) selling our new sensors, controls and automation (“SCA”) product offering, (vi) targeting multi-facility operators that tend to be well-financed and have larger and multiple projects with greater immediacy, and (vii) developing a corresponding marketing, service and product plan to address facility lifecycle revenue opportunities. With this strategy our goal is to offer more products and services to address the wider range of our customers’ needs is illustrated by the following matrix of product/service depth and facility lifecycle participation.

We also are identifying and assessing strategic alliances (e.g., distribution, reseller, co-marketing and product development arrangements) and possible acquisitions that we believe are straightforward to implement and execute, can leverage our brand recognition in the cannabis space, enhance our position as a trusted advisor in the climate control space by expanding our product and service offerings to indoor growers and, most importantly, scale our business by generating additional revenues and margins.

Our growth plan has six key objectives in mind:

1.	Reduce prior reliance on new build facility projects which generate inconsistent revenue and cash flow;

2.	Increase emphasis on retrofit and expansion projects, especially from multi-facility operators, which typically provide a more predictable and accelerated completion and revenue stream;

3.	Establish revenue from “lifecycle” operational and facility management offerings;

4.	Increase our gross margin by shifting our focus to value-added technology services and proprietary, customized equipment;

5.	Operate with disciplined expense, cash and working capital management; and

6.	Become financially self-sustaining by attempting to achieve operating cash flow breakeven and profitability.

Over the course of 2019, we have made measurable progress in achieving several of the above objectives, as evidenced by the following:

●

During the first nine months of 2019, we entered into five $1,000,000+ sales contracts with an aggregate contract value of $10,490,000, including subsequent change orders. Three of these contracts, having an aggregate value of $6,561,000, were with a single multi-facility operator for a retrofit project and two facility expansions. We recognized revenue of approximately $6,497,000 on these three contracts in the first nine months of 2019, representing 57% of our total revenue for this period. Our retrofit and facility expansion contracts, especially with multi-facility operators, typically generate a more consistent and predictable revenue stream and allows us to manage our working capital more effectively. Unless we are successful in obtaining these types of projects on a regular basis, we are likely to continue to have inconsistent revenue and operating results quarter-over-quarter.

●

We now offer retrofit consulting work targeting indoor grow facilities that are operating sub-optimally. While we target multi-facility operators that may require facility upgrades, our preliminary market research indicates a large retrofit opportunity among the 3,000 – 5,000 indoor grow facilities operated by independent or smaller growers. Industry surveys suggest about 30% of existing facilities are in need of HVAC or lighting improvements. We also offer a facility assessment, analysis and consulting program as an entry point to expand our retrofit and “lifecycle” opportunities.

●

We launched our SentryIQTM sensors, controls and automation platform in April 2019 and now offer a turnkey, single-vendor HVAC equipment and controls integration solution to new build projects as well as existing facilities in the startup and operation phases. This product line is a new source of incremental revenue. Through September 30, 2019, we signed seven contracts for SentryIQTM control systems sales with an aggregate contract value of approximately $687,000. Two of these contracts totaling $125,000 were executed in the second quarter with a single multi-facility operator for their expansion projects, and we delivered both systems which are currently being commissioned. During the third quarter, we entered into controls contracts with two other multi-facility operators which totaled $218,000 and two controls contracts with larger independent cultivators for $295,000. We believe our expanding controls business positions us for a more significant role in the technology and automation advancement of indoor grow facilities. We also are working with other vendors and partners to integrate our climate controls with their lighting and fertigation controls systems.

●	In June 2019, we delivered our first custom-designed ducted air handling system, which is now offered as an alternative to our new and improved ductless fan coil units. Our ability to offer larger capacity air handling systems should provide greater opportunities for us to work with multi-facility operators. To date, we have entered into sales contracts of approximately $2,860,000 for our custom-designed ducted air handling systems, of which we have recognized revenue of $2,270,000.

●

Our third quarter gross margin fell to 28.6%, a decrease from 34.4% in the second quarter of 2019, as we took advantage of larger project opportunities that included a high proportion of non-proprietary products. Our gross margin for the first nine months of 2019 was 30.6%, an increase of 3.5 percentage points over the gross margin of 27.1% for the first nine months of 2018. This improvement was largely the result of our focus on controlling expenses and better absorption of our fixed production costs due to our increased revenue.

21

●

For the first time, we achieved back-to-back quarters of both positive operating and net income. For the third quarter of 2019, operating income was $277,000 and net income was $222,000, each a quarterly record for us. Moreover, our adjusted operating income was $421,000, a key management metric and point of focus. Our adjusted operating income (loss) is defined as our GAAP operating income (loss) after addback for our non-cash equity compensation expenses and depreciation expense.

●

As of September 30, 2019, our cash was $2,000,000. We generated $1,750,000 in cash flow from our operating activities in the first nine months of 2019. We also reduced our working capital deficit to $771,000 as of September 30, 2019, a decrease over the last six months of $857,000, from $1,628,000 as of March 31, 2019. Our pursuit of business with multi-facility operators, which we discuss below, and our disciplined cash management continue to be priorities for us as we attempt to grow the business without accessing the capital markets with equity offerings at our current stock price.

Multi-Facility Operator Focus

We have recently expanded our sales and marketing efforts to include a focus on multi-facility operators, which we define as businesses that own and operate two or more cannabis cultivation facilities in either the U.S. or Canada. Since 2017, we have sold engineering and/or climate control equipment to six multi-facility operators, and we are in “contact” with about 16 multi-facility operators, who collectively operate over 100 cultivation facilities. Contact is defined as everything from a full-fledged, ongoing customer relationship to a past customer with whom we are still in contact, to a new contact to whom we are proposing business. We believe that most of these firms have immediate or near-term (within one year) plans to expand their cultivation facilities, and we are aggressively pursuing deepening our relationships and business with these firms.

We face multiple sources of competition in our attempt to penetrate the multi-facility operator market.

●	First, some companies with multiple cultivation facilities have internal staffs with the requisite expertise to manage their environmental control needs, and who are able to access and engage vendors for both engineering services and equipment providers without external help.

●	Second, some large, multi-state and multi-national engineering and construction firms, which have deep engineering and construction management experience and expertise, have entered this market.

●	Third, we compete with other cannabis-focused service providers, that like us promote their industry expertise and experience.

●	Fourth, several larger, brand name HVAC equipment manufacturers are now pursuing the cannabis cultivation market directly through their own sales forces.

We believe we are positioned better than most of our competitors in the multi-facility operator market for the following reasons:

●	We are one of the oldest and most experienced specialty engineering firms serving the indoor cannabis cultivation market, and we believe that multi-facility operators will value the expertise we have gained from our experience in providing consulting, equipment sales and/or full-scale design to over 800 indoor grow facilities since 2006.

●	Unlike the local and regional engineering firms operating in the market, we have the capability and experience to perform work across the U.S. and Canada, thereby matching the facilities footprint of our multi-facility operator prospects.

●	We believe that the multi-facility operators value the range of experience and expertise that our personnel provide. Our professional staff has expertise covering the gamut, including commercial agriculture, engineering and facility design, HVAC technology, applications and controls, energy efficiency, and sustainability.

●	We have deep networks of cannabis cultivators, HVAC technical experts, AgTech experts, sustainability leaders, and agricultural resources that we can easily access and bring to bear for the benefit of our customers.

●	And finally, our current business with several multi-facility operators provides important validation and enhances our credibility in the eyes of other multi-facility operators that we are pursuing.

Our recent success in signing three contracts with a single multi-facility operator, which we were able to convert into revenue over the time span of three quarters, was a key driver to our record third quarter results and our improved cash position. We signed contracts for two multi-facility operator projects in the third quarter—one for a new build project with our new Sentry IQTM controls system and one for an expansion project.

We continue our outreach to these valuable prospects, with two dedicated national accounts representatives now pursuing these opportunities. Since September 30, 2019, we have booked two contracts with multi-facility operators for new build projects totaling of $1.2 million in contract value, and we believe we are close to signing at least two other multi-facility operator contracts in the fourth quarter with an estimated value each in excess of $1 million. Our ability to develop relationships with, and obtain new business from, other multi-facility operators will be critical to generating consistent revenues quarter-over-quarter. Notwithstanding our efforts, there is no assurance that we will be successful in growing and maintaining our business with these multi-facility operators.

Our Commercial-Scale Projects

During the third quarter of 2019, we entered into sales contracts for three new build projects and three expansion projects, each with a contract value over $100,000, which we refer to as commercial-scale projects. During the first nine months of 2019, we entered into sales contracts for 19 commercial-scale projects, consisting of 12 new build projects, six expansion projects, and one retrofit project. The California and Canadian markets, together with other states that recently legalized medical or recreational cannabis use, such as Michigan, continue to show strength in 2019.

During the third quarter of 2019, we had commercial-scale project bookings (as defined below) of $1,742,000, which consisted of $662,000 for new build projects (38%) and $1,080,000 for expansion projects (62%). During the first nine months of 2019, we had commercial-scale project bookings of $14,807,000, which consisted of $7,031,000 for new build projects (47%), $6,505,000 for expansion projects (44%), and $1,271,000 for retrofit projects (9%). These year-to-date values include subsequent change orders for contracts booked in the first nine months of 2019.

As part of our growth strategy, we are pursuing expansion and retrofit projects, which tend to have more predictable completion schedules. In contrast, the timing for completion of new build projects is largely dependent on customer-centric uncertainties—which are completely outside of our control—such as project-specific financing, licensing and qualification. Future bookings for expansion projects will be largely tied to our success in penetrating the multi-facility operator market.

Our recent success in obtaining business from multi-facility operators has also resulted in an increase in the average contract value for our commercial-scale projects. During the first nine months of 2019, the average contract value for our commercial-scale project bookings rose to $779,000, compared to $396,000 for 2018, and $332,000 for 2017, each adjusted for cancellations or subsequent change orders.

The following table sets forth our commercial-scale project bookings, based on the period the contract was executed and we received an initial deposit, by country/state, adjusted for prior year projects which were subsequently cancelled.

	Number of New Commercial-Scale Project Bookings
	YTD 2019	2018	2017	2016
Canada	8	12	7	1
California	3	3	-	3
Colorado	-	-	2	3
Arizona	-	-	2	1
Oregon	-	-	2	2
Washington	-	2	1	3
Massachusetts	-	1	-	-
Ohio	-	1	-	-
Alaska	1	-	1	2
Rhode Island	-	1	1	-
Nevada	-	-	1	1
Texas	-	-	1	-
Virginia	-	-	-	-
Michigan	5	4	-	-
New Mexico	1	1	-	-
Hawaii	-	-	-	1
Wisconsin	-	-	-	1
Maryland	-	1	-	-
Arkansas	-	1	-	-
Oklahoma	1	-	-	-

Total	19	27	18	18

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2019, we executed new sales contracts with a total contract value of $2,441,000. During this same period, we cancelled two outstanding sales contracts with a total remaining contract value of $47,000 and had positive change orders of $250,000. After adjustments for these cancellations and change orders, our net bookings in the three months ended September 30, 2019 were $2,644,000, representing a decrease of $3,046,000 (or 54%) from net bookings of $5,690,000 in the second quarter of 2019.

During the third quarter, we believe certain Canadian prospects delayed new or expansion projects as access to capital has recently tightened due to current market conditions in that country. Further, as the cultivation facility market matures and grows, we believe more competitors are and will be entering the market. We believe this competition will likely come from: (i) large equipment providers who are more aggressively pursuing the cannabis market, and (ii) local and national engineering firms who have elected to enter the market which they had previously chosen not to serve because of the nature of the industry.

However, we continue to pursue several initiatives to drive our bookings and revenue growth. Among other activities, we sharpened and expanded our marketing outreach in an effort to increase the quantity of qualified sales leads. During the third quarter, we also added three sales representatives—two regional representatives and one national accounts representative with a deep background in facilities design and construction in the cannabis industry. Finally, we believe our introduction of several new products to the market, including custom air-handlers, 4-pipe fan coil units, and our SentryIQTM controls system, will also contribute to our future growth.

Our backlog at September 30, 2019 was $10,143,000, a decrease of $2,880,000, or 22%, from June 30, 2019, which was the highest quarter-end backlog in our history. The decrease in backlog is the result of our lower net bookings in the third quarter coupled with our record third quarter revenue. Our backlog at September 30, 2019 includes booked sales orders of $619,000 (6% of the total backlog) from several customers that we do not expect to be realized until 2021, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019
Backlog, beginning balance	$8,883,000	$8,886,000	$8,529,000	$11,543,000	$13,023,000
Net bookings, current period	$3,328,000	$1,838,000	$4,785,000	$5,690,000	$2,644,000
Recognized revenue, current period	$3,325,000	$2,195,000	$1,771,000	$4,210,000	$5,524,000
Backlog, ending balance	$8,886,000	$8,529,000	$11,543,000	$13,023,000	$10,143,000

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

As has historically been the case at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of September 30, 2019. As of September 30, 2019, 49% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of September 30, 2019, 51% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2019 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 33% of our Q3 2019 backlog during Q4 2019, or $3.3 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2019 backlog. Refer to the Revenue Recognition section of note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2019 was $5,524,000 compared to $3,325,000 for the three months ended September 30, 2018, an increase of $2,199,000, or 66%. Our third quarter 2019 revenue includes $3,870,000 from two expansion projects with a single multi-facility operator. Unless we are able to obtain these types of projects with other multi-facility operators, we expect our revenue to be inconsistent quarter-over-quarter because our revenue conversion for new build projects is largely dependent on customer-centric factors—which are outside of our control—such as industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue increased by $1,716,000, or 77%, from $2,228,000 for the three months ended September 30, 2018 to $3,944,000 for the three months ended September 30, 2019.

The gross profit for the three months ended September 30, 2019 was $1,580,000 compared to $1,097,000 for the three months ended September 30, 2018, an increase of 44%. Gross profit margin decreased by four percentage points from 33% for the three months ended September 30, 2018 to 29% for the three months ended September 30, 2019. Our third quarter 2019 gross margin was adversely impacted by larger projects with a single multi-facility operator involving some of our more standard products.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $332,000, or 6% of total revenue, for the three months ended September 30, 2019 as compared to $408,000, or 12% of total revenue, for the three months ended September 30, 2018. The decrease of $76,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $79,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $3,612,000, or 65% of total revenue, in the three months ended September 30, 2019 as compared to $1,820,000, or 55% of total revenue, in the three months ended September 30, 2018. The increase in variable costs was primarily due to higher equipment costs as a percentage of equipment revenue and higher engineering costs.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $1,303,000 for the three months ended September 30, 2019 from $1,759,000 for the three months ended September 30, 2018, a decrease of $456,000, or 26%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $379,000, (ii) a decrease in advertising and marketing expenses of $100,000, offset by (iii) an increase in product development expense of $23,000.

The decrease in SG&A expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, was due primarily to: (i) a decrease of $441,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease of $23,000 in salaries, benefits and other employee-related costs, (iii) a decrease of $20,000 in travel expenses, and (iv) a decrease of $16,000 for depreciation, offset by (v) an increase of $38,000 for loss on asset disposal, (vi) an increase of $36,000 in bad debt expense, (vii) an increase of $25,000 in sales commissions due to increased revenues, and (viii) an increase of $24,000 in investor relations expenses due to our recent investor outreach initiatives such as conference attendance and advertising.

The decrease in marketing expenses was primarily due to our efforts to reduce the number of, and be more selective in, the industry trade shows and conferences we attend.

Operating Income (Loss)

We had operating income of $277,000 for the three months ended September 30, 2019, as compared to an operating loss of $663,000 for the three months ended September 30, 2018, a favorable change of $940,000, or 142%. The operating income for the three months ended September 30, 2019 included $113,000 of non-cash, stock-based compensation and $30,000 of depreciation expense, compared to $574,000 of non-cash, stock-based compensation and $46,000 of depreciation expense for the three months ended September 30, 2018. Excluding these non-cash items, our operating income increased by $463,000, or 1092%.

Other Income (Expense)

We had other expense (net) of $55,000 for the three months ended September 30, 2019 compared to other income (net) of $19,000 for the three months ended September 30, 2018. Other expense for the three months ended September 30, 2019 consisted of one-time charges related to certain leased equipment.

Net Income (Loss)

Overall, we had net income of $222,000 for the three months ended September 30, 2019 as compared to a net loss of $644,000 for the three months ended September 30, 2018, a favorable change of $866,000, or 135%. The net income for the three months ended September 30, 2019 included $113,000 of non-cash, stock-based compensation and $30,000 of depreciation expense, compared to $574,000 of non-cash, stock-based compensation and $46,000 of depreciation expense for the three months ended September 30, 2018. Excluding these non-cash items, our net income increased by $389,000, or 1667%.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2019 was $11,506,000 compared to $7,387,000 for the nine months ended September 30, 2018, an increase of $4,119,000, or 56%. Our revenue for the first nine months of 2019 includes $6,497,000 from retrofit and expansion projects with a single multi-facility operator.

Cost of revenue increased by $2,602,000, or 48%, from $5,385,000 for the nine months ended September 30, 2018 to $7,987,000 for the nine months ended September 30, 2019.

The gross profit for the nine months ended September 30, 2019 was $3,518,000 compared to $2,002,000 for the nine months ended September 30, 2018, an increase of 76%. Gross profit margin increased by four percentage points from 27% for the nine months ended September 30, 2018 to 31% for the nine months ended September 30, 2019. This increase was due primarily to a decrease in fixed costs from our personnel reduction plan that was implemented in January 2019 combined with better absorption of our fixed costs based on higher revenue.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $1,009,000, or 9% of total revenue, for the nine months ended September 30, 2019 as compared to $1,251,000, or 17% of total revenue, for the nine months ended September 30, 2018. The decrease of $242,000 was due to a decrease in salaries and benefits (including stock-based compensation) of $242,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $6,978,000, or 61% of total revenue, in the nine months ended September 30, 2019 as compared to $4,134,000, or 56% of total revenue, in the nine months ended September 30, 2018. The increase in variable costs was primarily due to higher equipment costs as a percentage of equipment revenue and higher engineering costs.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased by 33% to $4,027,000 for the nine months ended September 30, 2019 from $5,987,000 for the nine months ended September 30, 2018, a decrease of $1,960,000. The operating expense decrease consisted of: (i) a decrease in SG&A expenses of $1,836,000, (ii) a decrease in advertising and marketing expenses of $243,000, offset by (iii) an increase in product development expense of $119,000.

The decrease in SG&A expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, was due primarily to: (i) a decrease of $1,295,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease of $470,000 in salaries, benefits and other employee-related costs, (iii) a decrease of $190,000 in accounting and other professional fees, (iv) a decrease of $115,000 in travel expenses, (v) a decrease of $45,000 in facility and office expenses, offset by (vi) an increase for loss on asset disposal of $96,000, (vii) an increase of $57,000 in bad debt expense, (viii) an increase of $54,000 in sales commissions due to higher revenues, (ix) an increase of $37,000 in investor relations expense due to our recent increase in investor outreach efforts, (x) an increase of $18,000 in business taxes and licenses, and (xi) an increase of $12,000 in depreciation.

The decrease in marketing expenses was primarily due to a decrease in the number of the industry trade shows and conferences we attend.

Operating Loss

We had an operating loss of $508,000 for the nine months ended September 30, 2019, as compared to an operating loss of $3,985,000 for the nine months ended September 30, 2018, a decrease of $3,477,000, or 87%. The operating loss for the nine months ended September 30, 2019 included $661,000 of non-cash, stock-based compensation and $124,000 of depreciation expense, compared to $2,054,000 of non-cash, stock-based compensation and $113,000 of depreciation expense for the nine months ended September 30, 2018. Excluding these non-cash items, our operating loss decreased by $2,095,000, or 115%.

Other Income (Expense)

We had other expense (net) of $30,000 for the nine months ended September 30, 2019 compared to other income (net) of $57,000 for the nine months ended September 30, 2018. Other income for the nine months ended September 30, 2018 included a change in derivative liability of $21,000 related to certain warrants.

Net Loss

Overall, we had a net loss of $539,000 for the nine months ended September 30, 2019 as compared to a net loss of $3,928,000 for the nine months ended September 30, 2018, a decrease of $3,389,000, or 86%. The net loss for the nine months ended September 30, 2019 included $661,000 of non-cash, stock-based compensation and $124,000 of depreciation expense, compared to $2,054,000 of non-cash, stock-based compensation, $113,000 of depreciation expense and $21,000 in debt-related income for the nine months ended September 30, 2018. Excluding these non-cash items, our net loss decreased by $2,029,000, or 114%.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2019, we had cash and cash equivalents of $2,000,000, compared to cash and cash equivalents of $253,000 as of December 31, 2018, an increase of 689%. The $1,747,000 increase in cash and cash equivalents during the nine months ended September 30, 2019 was the result of cash provided by our operating activities. Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of September 30, 2019, we had accounts receivable (net of allowance for doubtful accounts) of $107,000, inventory (net of excess and obsolete allowance) of $936,000, and prepaid expenses of $693,000 (including $548,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of September 30, 2019, we had no indebtedness, total accounts payable and accrued expenses of $2,022,000, deferred revenue of $2,275,000, and the current portion of operating lease liability of $213,000. As of September 30, 2019, we had a working capital deficit of $771,000, compared to a working capital deficit of $1,031,000 as of December 31, 2018. The decrease in our working capital deficit was primarily related to (i) an increase in cash of $1,747,000 and, (ii) an increase in prepaid expenses and other of $568,000, offset by (iii) an increase in our deferred revenue of $1,633,000 (which represents cash received from customers in advance of the performance of services or the delivery of equipment), and (iv) an increase in accounts payable and accrued liabilities of $213,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our cash flows for the six months ended September 30, 2019 and 2018:

	For the Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,750,121	$(1,716,916)
Net cash used in investing activities	(3,043)	(150,849)
Net cash provided by financing activities	-	816,448
Net increase (decrease) in cash	$1,747,078	$(1,051,317)

Operating Activities

We incurred a net loss for the nine months ended September 30, 2019 of $539,000 and have an accumulated deficit of $24,885,000 as of September 30, 2019.

Cash provided by operations for the nine months ended September 30, 2019 was $1,750,000 compared to cash used in operations of $1,717,000 for the nine months ended September 30, 2018, a decrease in cash usage of $3,467,000. The cash provided by our operations during the nine months ended September 30, 2019 was primarily attributable to: (i) an increase in cash resulting from a decrease in our inventory (before allowance) of $213,000, an increase in our deferred revenue of $1,633,000 (which represents unearned customer deposits), an increase in accounts payable and accrued liabilities of $213,000, a decrease in accounts receivable of $60,000, and our non-cash operating items of $751,000 (consisting primarily of stock-related compensation), offset by (ii) a decrease in cash resulting from our operating loss of $539,000, and an increase in our prepaid expenses of $568,000.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2019 was $3,000, compared to cash used in investing activities of $151,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we had payments for property and equipment of $232,000, primarily related to leasehold improvements, offset by proceeds from the payment of the tenant improvement allowance on our building lease.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $0, compared to cash provided by financing activities of $816,000 for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we received $1,210,000 from a private placement of common stock and warrants and $18,000 from the exercise of options and warrants, which was offset by payment of $400,000 for the repurchase of common stock from a related party, $5,000 to purchase an option to purchase preferred stock held by a related party, and $7,000 on a note to a related party.

Going Concern

Our condensed consolidated financial statements for the quarter ended September 30, 2019 have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2018, a statement that there is substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2018 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, we may need to raise financing as soon as the first quarter of 2020 in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

During the first nine months of 2019, we took a number of steps to reduce our cash burn rate to a minimum level while still being able to support our current operations. We continue to focus on improving our operating cash flow and working capital position by adding revenue and margin. We were successful in increasing our third quarter revenue and cash position by $1,314,000 and $75,000, respectively, compared to the second quarter of 2019. While we can point to several positive developments to date, there is significant work ahead for us to execute on our growth plan and achieve fiscal self-sustainability. Historically, we have not been able to generate consistent revenues quarter-over-quarter. While we are pursuing new business opportunities with multi-facility operators as well as for expansion projects, there is no assurance we will be successful booking any sales related to these opportunities and converting such bookings into cash and revenue. We also may not be able to achieve our growth and financial goals until 2020 or later, if at all.

Strategic Plan

We expect to face hurdles in achieving cash operating break-even on a consistent basis, including controlling our operational costs as we attempt to grow our top-line, having the financial resources to invest in marketing, product development and staffing, and being able to cover the costs of being a public company. So, to address some of the issues we face as a smaller, publicly reporting company, we have identified several business verticals, or silos, that we believe could be logical and natural complements to our climate control business, including: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), cultivation management technology (software), consumables (growing, packaging, facility and lab supplies), and operational improvement analytics (modeling, data aggregation and artificial intelligence). Initially, we will seek strategic alliances, such as distribution, reseller, co-marketing or product development agreements, with select companies which are consistent with our strategic direction. Through at least the first half of 2020, our strategic focus will be to establish these types of strategic alliances.

Over time, it is possible that some of these strategic alliances may evolve into acquisition targets. Under the right circumstances and at the appropriate time, we believe acquisitions and related capital infusions of growth equity, combined with the proper execution of our growth plan, can accelerate our progress towards consistent cash operating profitability. Our goal for 2021 is to add $10 to $20 million of annual revenues through acquisitions, obtain a Nasdaq listing and implement an aftermarket support program that will result in a widely held, actively traded, and fully valued public company.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of September 30, 2019, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2019, we had no off-balance sheet arrangements. During the three months ended September 30, 2019, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 9 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since September 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There are 6,750,000 restricted stock units that have not been settled due to the failure of the recipient to pay the required withholding taxes based on the value of the underlying shares at the time of vesting. We have commenced litigation against the recipient to have these restricted stock units canceled. The recipient has commenced separate litigation against us for recovery of alleged consulting fees owed for the 2015 calendar year prior to his appointment as an executive officer.

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

SURNA INC.
(the “Registrant”)

Dated: November 12, 2019	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ Anthony K. McDonald
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

