Form 10-K
period 2019-12-31
Surna Inc.
filed 2020-03-24
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,757,000 based upon a closing price of $0.039 reported for such date on the OTCMarkets.

As of March 23, 2020, the number of outstanding shares of common stock of the registrant was 236,526,638.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Surna Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2019

In this Annual Report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly-owned subsidiary.

Hemp and marijuana are technically both part of the “Cannabis sativa L.” plant. “Hemp” is a term used to classify varieties of cannabis that contain 0.3% or less tetrahydrocannabinol (“THC”) content (by dry weight), the principal psychoactive constituent of cannabis. Hemp and its derivatives were federally legalized in the United States as part the Agricultural Act of 2018. “Marijuana” is a term used to classify varieties of cannabis that contain more than 0.3% THC (by dry weight). Marijuana is not federally legal in the United States. Many states, however, have taken action to make marijuana legal for all purposes, made it available for medical uses, decriminalized it or a combination thereof. We currently provide nearly all of our products and services to customers that cultivate marijuana. In this Annual Report, unless otherwise indicated, “cannabis” refers to “marijuana.”

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business, as a result of our recent workforce reduction;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use non-GAAP measures including net bookings, backlog, as well as adjusted net income (loss) which reflects adjustments for certain non-cash expenses such as stock-based compensation, certain debt-related items and depreciation expense. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. For purposes of this Annual Report, (i) “adjusted net income (loss)” and “adjusted operating income (loss)” mean GAAP net income (loss) and operating income (loss), respectively, after adjustment for non-cash equity compensation expense, debt-related items and depreciation expense, and (ii) “net bookings” means new sales contracts executed during the quarter for which we received an initial deposit, net of any adjustments including cancelations and change orders during the quarter.

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

PART I

Item 1. Business

Overview

We design, engineer and sell cultivation technologies for controlled environment agriculture including: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cannabis cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated cannabis growers in the U.S. and Canada as well as other international locations, including those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor and hybrid sealed greenhouse facilities ranging from several thousand to more than 100,000 square feet.

Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis.

Indoor cannabis cultivators are facing multiple headwinds of high energy costs, increasingly rigorous quality standards and declining cannabis prices. To be competitive, among other things, our customers must develop innovative ways to meet the demands of their business and reduce energy costs, 90% of which is typically related to their HVAC (50%) and lighting systems (40%). HVAC systems have historically been our focus. We often have the advantage of early engagement with our customers at the pre-build and construction phases and the corresponding opportunity to build longer-term relationships with our existing customers and their facilities. Going forward, our plan is to leverage our existing customer relationships and attempt to sell them additional products and services, thereby becoming “stickier” to our customers, in an effort to generate incremental revenue.

We have three core assets that we believe are important to our going forward business strategy. First, we have multi-year relationships with customers and others in the cannabis industry. Second, we have specialized engineering know-how and experience gathered from designing environmental control systems for cannabis cultivation facilities since 2016. Third, we have a line of proprietary environmental control products, which we are in the process of expanding.

We are an integrated provider of mechanical engineering design, proprietary environmental control equipment and a controls and automation offering serving the cannabis space. We believe our employees have more experience than most other mechanical engineering firms serving this industry. Our customers engage us for their environmental and climate control systems because they want experts to design their facilities, and they come to us because of our reputation. We leverage our reputation and know-how against the many local contractors and mechanical engineers who collectively constitute our largest competitors.

A number of recent events have had an adverse impact on our operations and financial condition, including constraints on capital availability for our customers and prospects who have commenced, or are contemplating, new and expanded cannabis cultivation facilities and the recent outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses.

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations, including workforce reductions, reductions of salaried employee compensation and a reduction of hours worked to preserve cash resources, cut costs and focus our operations on customer-centric sales and project management activities. In addition, any potential government mandate to limit non-essential work would have a material adverse effect on management’s revised plans. The extent to which COVID-19 will impact our business and financial results will depend on future developments, which are uncertain and cannot be predicted at this time.

The duration and likelihood of success of our downsizing effort, workforce reduction and cost-cutting measures are uncertain. If these actions do not meet our expectations, or additional capital is not available, we may not be able to continue our operations. Other factors that will affect our ability to continue operations include the market demand for our products and services, our ability to service the needs of our customers and prospects with a reduced workforce, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, management of our working capital, the availability of cash to fund our operations, and the continuation of normal payment terms and conditions for purchase of our products. Due to the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations, we believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next twelve months. If our customers or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Annual Report to grow our business.

Shares of our common stock are traded on The OTC Markets under the ticker symbol “SRNA.”

Our Growth Strategy

We believe there are fundamentally three ways to grow a business: (i) increase the number of customers, (ii) increase the average revenue per order, or (iii) increase the frequency of orders. Our growth strategy is threefold:

1.	Sell proverbial “Chevys.” In addition to “Cadillac” -level products, sell “Chevy” or equivalent products to satisfy a wider range of points along the demand curve. Anticipated result: Increase the number of customers.

We have a sales and marketing program that generates many prospective customer relationships. However, our limited range of higher cost products, mostly chilled water systems, reduces the number of customer prospects who can afford to buy from us. We will broaden our product line to include lower- and mid-cost products, such as split systems and packaged roof top units, as well as other technology solutions, so that a broader group of growers can take advantage of our engineering expertise and capabilities. We believe these new products and services will increase our addressable market and increase sales, further leveraging our investment in sales and marketing.

2.	Sell proverbial “steering wheels.” Sell our customers the automated facilities control systems they need—directly. Anticipated result: Increase average order size.

Growing live plants indoors in a controlled environment is a technically demanding business, and a failed crop can cost a grower significant foregone revenue. We believe our licensed professional engineers are some of the industry’s leading experts in the design of such facilities, and we seek to extend that leadership into more advanced technology products.

Last year we introduced our SentryIQ™ control system. If our climate control design and products are the proverbial car, then SentryIQ™ is the proverbial steering wheel—one is needed to direct the car where to go. Before SentryIQ™, we had to send our customers elsewhere for controls to regulate their cultivation environments, but we now have the ability to capture that revenue.

Our next step down this technology and innovation road will be the eventual development of the equivalent of a self-driving car. Growers will tell the control system what they want to achieve, and the system will sense the environment and direct the climate control system to achieve the grower’s goals. These systems will be able to integrate data analytics—and eventually deploy artificial intelligence—to optimize multiple variables to maximize the grower’s profits. While we are in the early stages of development of these technology-driven systems, we believe it is important for us to become a player in this market because it expands our addressable market for both sensors and software while offering the possibility of higher margins and recurring revenue over time.

3.	Add more proverbial “dealers.” Engage in one or more strategic relationships with other technology leaders that serve our industry. Anticipated result: Increase the number of customers.

Such relationships might include referral marketing agreements, co-development of unique integrated solutions with best-in-class partners, and acquisitions. To extend the automotive analogy, engaging in these types of relationships is like adding more dealers to sell our products, at little cost to us.

********

Our Key Initiatives

Our goal for the immediate future is to grow organically, strategically and profitably. We believe the worldwide market for indoor-grown cannabis products will grow substantially for the foreseeable future, and we hope this will lead to more new build projects to drive our continued growth. Here are some of the initiatives we pursued in 2019, and where more work is needed to progress each of these initiatives.

Focus on Multi-facility Operators. In 2019, in addition to independent smaller growers, we actively pursued business from multi-facility operators (MFOs), which we define as businesses that own and operate two or more cannabis cultivation facilities in either the U.S. or Canada. These MFOs are typically larger and have greater financial and organizational wherewithal to buy more and larger systems and are less prone to project delays and cancellations, compared to the smaller (and riskier) independent cultivators that had been our primary customers in the past. We enjoyed success in this effort, booking seven projects with MFOs, representing $8.3 million in revenue, or 55% of our total 2019 revenue. However, three of these projects, generating a total of $6.7 million in revenue, were with a single MFO. Going forward, we will conduct our operations to seek a sales pipeline with MFO customers that we believe will result in more consistent and predictable revenue and cash flow. Because MFOs are typically more sophisticated and may, in many cases, have in-house engineering teams, such MFOs may not need the expertise and experience we offer. This contrasts with the independent smaller grower market that places significant value in our cannabis-specific expertise and experience and continues to represent an important market segment for us.

The table below shows our 2019 full year results for commercial-scale projects, which we define as contracts with a value over $100,000, by project and customer type.

2019 Results ($ in millions)
(includes **only** projects under contracts signed in 2019 with value > $100,000)

		Commercial-Scale Project Type			
		New Build	Expansion	Retrofit	Total
Multi-Facility Operators (MFOs) • **$1.4** – average project size • **84%** – 2019 conversion rate[1]	No. of Projects	3	3	1	7
	Bookings	$3.1	$5.5	$1.3	$9.9
	Revenue	**$1.5**	**$5.5**	**$1.3**	**$8.3**
Independent/Small Growers (ISGs) • **$0.5** – average project size • **32%** – 2019 conversion rate[1]	No. of Projects	14	5	0	19
	Bookings	$7.3	$1.4	$0.0	$8.7
	Revenue	**$2.0**	**$0.7**	**$0.0**	**$2.7**

Surna historical focus

Surna expanded focus

MFOs are businesses that own/operate two or more cannabis cultivation facilities in the U.S. or Canada.
ISGs are all other cannabis cultivations that are not MFOs.

[1] Conversion rate = Actual 2019 revenue / 2019 bookings under contracts signed in 2019

To achieve profitability in the future, we must first be able to generate a more consistent and predictable revenue stream. To do so, we must: (i) maximize our new build facility projects, and (ii) supplement those projects with an increased number of retrofit and expansion projects—which typically have shorter completion cycles and fewer external contingencies that we do not control. Historically, whenever a new build project has been delayed or cancelled, which can occur often, our revenue and cash flow has taken a corresponding dramatic hit.

Offer a Broader Range of Products and Services Across the Cultivation Facility Lifecycle. During 2019, we fulfilled the first step of this goal with the introduction of our SentryIQ™ controls package. We also began offering full mechanical, electrical, and plumbing engineering services, developed and sold a four-pipe environmental control system with Surna branded fan coil units and custom air handlers, developed a proprietary destratification fan, and performed facility retrofit services. Our new custom air handlers alone generated $2.3 million in revenue in 2019.

Following up on our product launch successes in 2019, we plan to address facility lifecycle revenue opportunities by leveraging our strong brand name and positioning ourselves as the “trusted advisor” in environmental controls management. Our expanded product offering is illustrated by the following 4-phase matrix of product/service depth and facility lifecycle participation.

Our plan is to attempt to become “stickier” to our customers by providing climate control products and services across the entire 4-phase facility lifecycle. Each phase of the facility lifecycle has many activities that present potential opportunities for us, some of which we will pursue. We do not intend to offer products and services in all activities in each phase, but rather we will focus on technology and innovation that provide value-add to our customers as they attempt to seek out “best-in-class” partners to automate and control the indoor grow facilities of the future. We believe, if successful, this could possibly translate into greater demand for our proprietary, customized equipment, technology and software solutions.

Enter Strategic Alliances to Expand our Marketing and Sales Reach. Although we explored a few acquisitions and strategic alliance opportunities in 2019, we did not attract partners of the caliber or business segment that we are seeking. We have identified several business verticals that we believe are logical and natural complements to our climate control business, such as: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), cultivation management technology (software), consumables (growing, packaging, facility and lab supplies), and operational improvement analytics (modeling, data aggregation and artificial intelligence). We also believe we should consider strategic alliances, such as distribution, reseller, co-marketing or product development agreements, with select companies which are consistent with our strategic direction. Our strategic alliances will likely involve development of more comprehensive, end-to-end, integrated solutions for our customers, as well as specialized products and services that help cultivators compete in the market, whether through automation, software or operating efficiencies.

If some of these strategic alliances are successful in driving top-line revenue for us and our partners, over time these relationships could develop into more exclusive arrangements or evolve into possible acquisitions or a source of strategic capital for us. There can be no assurance that we will be able to successfully execute any of these strategic initiatives. Efforts will be primarily focused on working with new strategic partners to co-market each other’s products and services and possibly jointly develop new and improved products and services with cannabis-specific applications, as opposed to exclusively seeking acquisitions.

Cash and Dilution. We started 2019 with just over $250,000 in cash but, with a new discipline on cost control and strong revenue growth, we were able to increase our cash to $922,000 at the end of 2019. We were self-sustaining during 2019, having used operating cash flows to support our operations, and we did not require any outside capital. By contrast, in 2017 and 2018, we experienced losses and cash flow deficits that had to be financed with a series of dilutive capital raises. In 2019, we exercised strict financial discipline to achieve the goal of cash operating profitability and cash flow sustainability—in part of sheer necessity, and in part to simply validate that we had a financially viable business model. We believe we do, with our first two profitable quarters ever in both the second and third quarter of 2019, and adjusted net income in 2019 of $92,000 compared to an adjusted net loss in 2018 of $2,592,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items and depreciation expense.

Though improved in 2019, our working capital remains negative, which is a constant impediment to the overall viability of our business as planned, so we must land more MFO and other contracts and we may have to raise capital again to fund our working capital need and future growth. As discussed above, due to the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations, we implemented a workforce reduction in late March 2020 to preserve cash resources and focus our operations on customer-centric sales and project management activities. We do not know the duration or the likelihood of success of this downsizing effort. However, if our customers and customer prospects are unable to obtain project financing and we are unable to increase revenues, we may not be able to continue our operations.

Investor Relations. We previously had limited investor relations activities of any kind prior to 2019. Now, we have a clear plan designed to create an actively traded, widely held, and fully valued stock over time—and in concert with our achievement of consistent financial goals. In 2019 we took the required initial steps of hosting regular earnings calls and attending a select number of investor conferences.

Products and Services

We now offer a deeper range of products and services than the mechanical engineering and modular chilled water systems we historically offered. This includes products and services targeting smaller indoor grow facilities and commercial-scale facilities as well as sealed greenhouse, or hybrid, facilities.

Services: Engineering and Design. Previously, we provided basic engineering and design work. Currently, we believe we have leading edge, sophisticated engineering capabilities which we attempt to leverage with independent small growers as well as MFOs that are building larger and more sophisticated commercial projects. As evidenced by our 2019 success penetrating the MFO market, our reputation today reflects this reality.

Going forward, we will: (i) emphasize our strong mechanical engineering team that includes an in-house staff of degreed engineers including an experienced licensed professional engineer (PE), (ii) offer pre-construction energy modeling to help our customers and enhance our sales closing rate, (iii) develop an engineering, design and audit services program for the expanding retrofit market, which remediates existing grow facilities that suffer from sub-optimal performance, and (iv) potentially offer other facility management programs.

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

Our competitive advantages are our experience and reputation. Since 2006, we have been continuously improving our facility designs which we believe distinguishes us from our competition, including local heating, ventilation and air conditioning (“HVAC”) contractors, traditional HVAC design consultants, and others who may lack our cannabis-specific expertise. Indoor sealed grow facilities present a very difficult mechanical engineering challenge, and traditional mechanical engineers, without our cannabis experience, are typically unfamiliar with the precise climate and air control requirements needed for such facilities. As important, they may be unable to effectively navigate the local code and permitting rules which did not contemplate cannabis cultivation facilities when enacted. With our engineering design resources and experience, we are able to provide a code-compliant mechanical plan set in any state or province by collaborating with local regulators and our customers to engineer creative solutions that not only meet the intent of the local codes but also address concerns about the growing energy and resource usage of these facilities.

Energy use is, and will increasingly become, a primary concern for regulators and indoor cultivators. Two states, Massachusetts and Illinois, have already placed regulatory caps on energy density in cannabis cultivation facilities and we expect this trend to continue. Energy costs are frequently the second largest operating expense for a cultivation facility, after labor, with HVAC and lighting comprising approximately 50% and 40%, respectively, of a facility’s energy use.

As a result, licensed producers are adopting practices to maximize energy efficiency and thereby reduce operating costs, which will become even more important as the industry matures and wholesale prices continue to decline. These practices include more efficient uses of water, more efficient lighting (typically LED lighting), and renewable energy alternatives. Sealed greenhouses, or hybrid facilities—which are insulated for energy efficiency and combine natural light with the use of artificial lights—also provide a more economical way to grow cannabis compared to warehouse type indoor production. But regardless of whether an indoor or a hybrid facility is the grow venue, precise environmental controls are required to deliver consistent product quality and yield. We are evaluating possible strategic relationships with providers that are seeking an environmental controls partner for these specific facility applications.

We believe the right solution for our cultivation customers must include: (i) precise temperature/humidity control; (ii) reduced fungus, pollen, pesticide and insect contamination risk (“bio-security”); (iii) controlled regulatory compliance risk; and (iv) lower maintenance complexity, costs and downtime.

Our bio-security program uses a combination of a sealed facility and customized approaches to air sterilization to maintain facility standards, while destroying harmful airborne microbes without the production of byproducts. Additionally, our ductless modular chilled water systems—using fan coil units within each grow room—isolate the air and potential contaminants within each room, while taking advantage of the energy efficiencies and redundancies offered by such systems. Our experience has shown that our precision environmental controls can reduce the reliance on the use of harmful pesticides and fungicides. We also believe our experience in the tightly regulated Canadian market where pharmaceutical-like standards (including Good Manufacturing Practice standards) exist for filtration, air quality and post-harvest plant quality gives us an advantage over our competitors, especially as product quality testing regulations continue to be enacted and made more stringent by state, provincial and local agencies.

The following perspectives explain and help conceptualize the complexity of the environmental controls systems that need to be deployed by indoor cultivators:

●	Lighting. Lighting demand is 70 times more energy intensive than commercial office buildings. This lighting intensity creates heat, which when combined with plant transpiration to create humidity, creates the need for dehumidification and corresponding additional energy demand. Further complicating matters, lighting schedules and density must be adjusted for the clone, vegetative and flowering stages of cannabis cultivation, and associated variances in watering rates and temperature and humidity targets.

●	HVAC. HVAC energy use is driven by the need to remove the heat emitted from lighting and the moisture released during the plant’s evapotranspiration process, coupled with air circulation and odor and contaminant filtration requirements.

●	Legacy Systems. Mechanical systems are often designed and/or installed poorly, which can increase energy consumption and inconsistencies in environmental conditions. Reasons include: (i) cultivators deploying HVAC systems without an understanding of how the HVAC system impacts the growing environment, (ii) cultivators failing to understand the criticality of proper installation, commissioning and servicing of the equipment, even if properly designed, (iii) HVAC systems selected without understanding the interrelationship between sensible (cooling) and latent (moisture) factors, and (iv) most HVAC systems are designed for human occupied spaces, not process loads to accommodate plants.

New technologies and applications, coupled with emerging cultivation innovations, are providing opportunities for increased efficiency, which we are positioned to deliver to our customers. Our engineering and product development teams, which currently consist of nine people, are fully qualified and committed to delivering energy and resource efficient solutions to commercial cultivators. Leveraging their technical competence, and our customers’ increasing focus on energy efficiency, quality and yield, in the future we intend to offer retrofit/design, energy audit, energy efficiency improvement, and performance audit services.

Products: Environmental Control Systems. Previously, we exclusively sold modular chilled water systems. In the future, we intend to expand our product offering to include other HVAC solutions, such as custom air handling units, split systems, packaged roof-top units, self-contained and complex water chilled systems. During 2019, we launched upgraded equipment lines of fan coils and air handlers. This expanded product line will allow us in the future to offer less expensive products that can help us serve customers who are more cost sensitive.

We are now offering various configurations of our new Surna-branded fan coil units, which provide greater efficiency, design flexibility and control for growers using modular chilled water systems. During 2019, we delivered our first custom-designed ducted air handling system, which is another alternative to our new and improved ductless fan coil units.

We are capable of offering a utility rebate consulting service to help our new build customers obtain utility rebates. While this service is not expected to generate significant revenue, it should help us sell our environmental controls systems because our customers will be able to use these rebates to offset some of their capital costs.

There can be no assurance that we will be able to successfully execute any of these product initiatives, or identify, test and develop improved products or services, or that such products or services will generate revenue or profitability at the levels we expect. We also intend to work with select “best-in-class” vendors and partners that may be interested in jointly developing and marketing new and improved products and services with cannabis-specific applications.

Technology: Sensors, Controls and Automation Business. One of our key initiatives for 2019 was the development of a branded, proprietary controls and monitoring offering (consisting of sensors, controllers, software, monitoring and a user interface). We accomplished this and launched in April 2019 our SentryIQTM sensors, controls and automation (“SCA”) platform—a turnkey, single-vendor HVAC equipment and controls integration solution to new build projects as well as existing facilities in the startup and operation phases. We have now entered into seven contracts with six different companies to implement our SentryIQTM SCA platform covering a combined total of over 212,000 square feet of cultivation space. This product line is important for tactical and strategic reasons, and we hope to offer this as a standalone offering in the future.

Cultivation facilities must have SCA to operate their HVAC equipment. In simple form, SCA is the thermostat in the room, with the occupant selecting the desired temperature set point, the wall thermostat (Sensor) detecting the actual temperature, and when the space temperature deviates from the desired set point the thermostat (Control) commands the furnace or air-conditioner to supply heated or cooled air to bring the room temperature back to the set point. In the case of the cultivation facilities that we serve, there are more environmental conditions to monitor and control (such as temperature, relative humidity, CO2, lighting, vapor pressure deficit status, and more) than in a typical residential home.

Indoor cannabis growers also need to vary and tightly control environmental conditions depending on the stage of plant growth (i.e., clone, vegetative and flowering stages of cannabis cultivation), the time of day, and the plant genetics. In a cultivation facility the desired conditions change many times during the plant’s growth cycle and even within a day, and this is most easily accomplished with a programmable environmental control system (Automation), not unlike a simple programmable thermostat in a home.

Our SentryIQTM SCA package includes precision sensors to measure temperature, humidity, and CO2 levels—more accurately than typical HVAC sensors and within tighter tolerance levels. Our controllers are purpose-built computers programmed by us to ensure our industrial environmental control equipment follows the engineered sequences of operation to obtain desired setpoints. Our sensors connect to our branded controllers through wires installed in the facility, and similarly they are wired to our HVAC equipment (e.g., chillers, fan coils and dehumidifiers) to direct these pieces of equipment. The controllers also provide a user interface on a screen so that they can be easily programmed and controlled to achieve the customer’s environmental objectives, and also giving the cultivator the ability to access this data and react to alerts remotely.

We have entered this business to satisfy our customer’s needs that we did not previously address and that historically was provided by third-party controls contractors. Our entry into the SCA market helps both our customers’ and our business. Our customers benefit because they are saved the extra work of finding and engaging a controls contractor, which allows them to get their facility up and running more quickly by taking one decision off the table and thereby establishing a single point of responsibility for controls implementation. We are also in a position to provide SCA because we know our proprietary equipment better than anyone, thereby ensuring smooth integration with our equipment with no work scope shortcomings, what we refer to as “scope gap.”

From a tactical perspective, with limited incremental selling costs, our current sales team can now offer our SCA package to nearly every prospect since every cultivation facility should have SCA technology. We believe this technology value-added solution gives us an opportunity to achieve incremental project revenue. Strategically, through our SCA package, we are also able to deepen our ongoing relationship with the customer which positions us for a long-term customer relationship by tethering us to the customer through a controls interface (dashboard) to their facility and, eventually, allow our customer to use artificial intelligence (AI) by aggregating environment and growing data to optimize energy use, operating efficiency, and product quality and yield. While there are several other total controls systems providers, we believe that our industry know-how, experience and reputation with climate control equipment may give us a compelling and competitive SCA offering.

Sales and Marketing

Multi-Facility Operator Focus

We plan to have our sales and marketing efforts include a focus on MFOs. However, we face multiple sources of competition in our attempt to penetrate the MFO market.

●	First, some companies with multiple cultivation facilities have internal staffs with the requisite expertise to manage their environmental control needs, and who are able to access and engage vendors for both engineering services and equipment without external help.

●	Second, some large, multi-state and multi-national engineering and construction firms, which have deep engineering and construction management experience and expertise, have entered this market.

●	Third, we compete with other cannabis-focused service providers, that like us promote their industry expertise and experience.

●	Fourth, several larger, brand name HVAC equipment manufacturers are now pursuing the cannabis cultivation market directly through their own sales forces.

We believe we can compete in the MFO market for the following reasons:

●	We are one of the oldest and most experienced specialty engineering firms serving the indoor cannabis cultivation market, and we believe that MFOs will value the expertise we have gained from designing environmental control systems for cannabis cultivation facilities since 2016.

●	Unlike the local and regional engineering firms operating in the market, we have the capability and experience to perform work across the U.S. and Canada, thereby matching the facilities footprint of our MFO prospects.

●	We believe that the MFOs value the range of experience and expertise that our personnel provide. Our professional staff has expertise covering the gamut, including commercial agriculture, engineering and facility design, HVAC technology, applications and controls, energy efficiency, and sustainability.

●	We have deep networks with cannabis cultivators, HVAC technical experts, AgTech experts, sustainability leaders, and agricultural resources that we can easily access and bring to bear for the benefit of our customers.

●	And finally, our 2019 business with four MFOs, covering a total of seven projects with an average contract value of $1.4 million, provides important validation and enhances our credibility in the eyes of other MFOs that we are pursuing.

Our ability to develop relationships with, and obtain new business from, other MFOs will be critical to generating consistent revenues quarter-over-quarter. During the second half of 2019, we believe certain Canadian MFOs delayed new or expansion projects as access to capital had tightened due to market conditions in that country. Notwithstanding our efforts, there is no assurance that we will be successful in growing and maintaining our business with these MFOs, especially in light of the uncertainty surrounding the potential impact of the coronavirus on our business and the business of our customers and customer prospects.

New Commercial-Scale Projects Driven by Cannabis Legalization

The demand for our environmental control systems is driven primarily by the construction of new cannabis cultivation facilities in the U.S. and Canada. New construction activity is, in turn, driven by state legislation approving either medical or recreational cannabis use. Recent regulatory changes involving medical and/or recreational cannabis use in various jurisdictions, such as California, Michigan, Oklahoma, Utah, Missouri, Illinois and Canada, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of potential customers that might buy our environmental control systems. However, since both medical and recreational cannabis use remains prohibited under U.S. federal law, uncertainty continues and tends to unfavorably impact the development and financing of new cannabis cultivation facilities in the U.S.

●	In the U.S., a total of 33 states (and the District of Columbia) have legalized the medical use of cannabis for over 60 qualifying conditions. Currently, 11 states (and the D.C.), have legalized access to cannabis for recreational use. Now, 68% of the U.S. population is living in a state that has legalized some form of medical or recreational cannabis.

●	67% of Americans support full legalization of cannabis, more than double the 31% support in 2000. With increasing consumer acceptance of cannabis and the growth of the industry as a whole, we believe the number of states that allow cannabis use will likely jump even higher in 2020. Consider the following data gathered from various industry sources and publications: In the U.S., more than 24 million persons, or 9.9% of adults age 18 and over consume cannabis regularly, and 115 million report consuming it in their lifetime. There were 2.3 million registered U.S. medical cannabis patients in 2019, up 31% since 2014.

●	In states where cannabis is currently legal, sales of medical and recreational cannabis are forecasted to grow from $17 billion in 2020 to $30 billion in 2025.

●	Currently, 18 states are actively debating whether to legalize cannabis for medical or adult-use. There is legislation or referenda being considered in 11 states to legalize cannabis for recreational purposes, including Arizona, New Jersey and New York. There is also legislation or referendums being considered in 7 states to legalize cannabis for medicinal purposes, including South Dakota, Virginia and Georgia. If all 18 states in question were to legalize programs, industry sources believe these states could collectively add $11.4 billion in annual sales to the legal U.S. market by their fourth year of operation.

●	As of January 16, 2020, there were 975 cannabis-related bills moving through state legislatures and Congress for 2020 sessions.

The following table sets forth our commercial-scale project bookings, which we define as contracts executed with a value over $100,000 for which we received an initial deposit, by country/state for the years 2016 through 2019. Based on the current economic climate and our downsizing measures, there is no assurance that we will be able to continue to obtain the level of bookings that we had in the past.

	Number of New Commercial-Scale Project Bookings
	2019	2018	2017	2016	Total
Canada	9	10	7	1	27
California	4	3	-	3	10
Michigan	6	4	-	-	10
Colorado	1	-	2	3	6
Washington	-	2	1	3	6
Oregon	-	-	2	2	4
Alaska	1	-	1	2	4
Arizona	-	-	2	1	3
Nevada	1	-	1	1	3
Ohio	1	1	-	-	2
Rhode Island	-	1	1	-	2
New Mexico	1	1	-	-	2
Massachusetts	-	1	-	-	1
Texas	-	-	1	-	1
Hawaii	-	-	-	1	1
Wisconsin	-	-	-	1	1
Maryland	-	1	-	-	1
Arkansas	-	1	-	-	1
Oklahoma	1	-	-	-	1
Minnesota	1	-	-	-	1
Total	26	25	18	18	87

Depending on the state of our operations, our marketing efforts will be targeted at MFOs, smaller independent growers, architects working in the cannabis industry, investors and cannabis consulting firms that are actively seeking licenses to produce cannabis in California, Michigan, Missouri, Oklahoma, Massachusetts, Florida, Utah and Illinois. We believe these represent the largest markets, based on the state and local regulatory framework, for our products and services. However, as and when new states pass legislation, we will shift our priorities and/or add new salespeople to pursue new facility construction at the early stage. We believe our marketing efforts will be curtailed for the foreseeable future due to our recent workforce reduction and our efforts to preserve our cash resources as we deal with the uncertainty surrounding the coronavirus.

In the second half of 2019, we noticed softening demand from Canadian prospects due, in part, to limited capital being available for new facilities and an overbuilding of cultivation capacity following federal legalization in October 2018. As a result, Canada now appears to be in a period of correction. By contrast, cultivators in the United States were unable to raise capital so readily, and thus some states are under supplied with cannabis product. We believe this supply imbalance could bode well for companies such as ours as we expect that additional cultivation capacity will be required to meet demand.

Retrofit Market

Existing commercial retrofit projects also represent a business opportunity. The estimated 3,000+ existing commercial grow facilities in North America are easier to identify than new build projects. We believe, based on evidence and our market knowledge, that some of these exiting facilities are operating sub-optimally and have environmental control problems that our products can help remediate. We also believe that the energy consumption of these facilities can be reduced, and we have commenced developing services and products to help them realize savings. We have a full product and service offering in mind, but we expect that the roll-out will take up to two years. However, to expedite this roll-out, we are evaluating possible strategic partners that could add products and services that are an immediate value-add to our customers.

We believe the industry is beginning to recognize the need for our specialized know-how and experience. Although we began targeting this retrofit market segment in 2019, we have only completed one retrofit project to date. We plan to continue our targeted outreach to the operators of these first-generation facilities, although this outreach may be limited based on the current economic climate and our recent downsizing. These facility retrofit projects do not typically carry the uncertainties associated with new build projects such as licensing, permitting and funding. In the future, we also hope to launch an internally developed facility assessment and analysis tool to assist existing facilities in solving their environmental controls challenges.

Our Sales Team

Following our downsizing, our sales team consists of two national accounts representatives, one regional salesperson and our Chief Executive Officer.

Marketing Strategy

Our marketing outreach is conducted primarily through five primary channels: print advertisement, digital advertisement, our website, social media and industry trade shows.

Print Advertisement. We advertise in major industry trade publications such as Cannabis Business Times, Cannabis Tech, Grow Opportunity (Canada), and MJBiz Daily.

Digital Advertisement. We use digital advertising across a larger array of publications. Digital advertising may consist of Surna banners, newsletters, e-blasts and leaderboards on MJBiz Daily, Grow Opportunity, Cannabis Prospect, Cannabis Tech, Contact Canada, Cannabis Business Times, Cultivate and MMJ Daily.

Website. Our website is a consistent source of leads. We revamped our website in 2019 consistent with our new marketing methodology to better identify customer prospects earlier in the cultivator’s vendor decision-making and engagement process.

Social Media. While there are still challenges in this industry to fully take advantage of social media advertising, it is still a meaningful channel to communicate directly with our customers and prospects, we continue to grow our follower base and regularly communicate via Facebook, Twitter, LinkedIn and Instagram.

Trade Shows. We display at industry trade shows and conventions and conduct speaking engagements to achieve industry visibility and presence in a cost-effective manner.

New Build Facility Sales Cycle and Risks

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

The length of our sales cycle for new facilities is driven by numerous factors including:

●	the large number of first-time participants interested in the indoor cannabis cultivation business;
●	the complexities and uncertainties involved in obtaining state and local licensure and permitting;
●	local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators;
●	the customer’s need to obtain cultivation facility financing;
●	the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage where climate control systems can be installed);
●	the large price tag and technical complexities of the climate control and air sanitation system;
●	availability of power; and
●	delays that are typical in completing any commercial construction project.

As a result of the foregoing, there are risks that we may not realize the full contract value of our backlog in a timely manner, or at all. The performance of our obligations under a sales contract, and the timing of our revenue recognition, is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment—each of which are outside of our control. More recently, as some of our new construction facility projects have become larger and more complex, the likelihood of delays—due to licensing and permitting, lack of or delay in funding, staged facility construction, and/or the shifting priorities of certain customers with multiple facility projects in progress at one time—has increased.

In order to address these risks, the obligations under our sales contracts are generally allocated into the following types of deliverables, and we typically require non-refundable payments from our customers in advance of our performance of services or delivery of equipment. However, in certain situations, especially as we expand our products and services offering for a customer’s entire facility lifecycle, we may extend credit to our customers in which case we are at risk for the collection of account receivables.

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

Given the timing of the deliverables of our sales contracts, we have often experienced large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing.

Competition

Our environmental control systems and our related engineering and design services compete with various national and local HVAC contractors and traditional HVAC equipment suppliers who traditionally resell, design, and implement climate control systems for commercial and industrial facilities, most of whom do not have the specific knowledge that we have about the complexities and challenges of cannabis cultivation. We have positioned ourselves to differ from these competitors by providing engineering and design services and environmental control systems, across all HVAC solutions, including modular chilled water systems, custom air handling units, split systems, packaged roof-top units, and self-contained and complex chilled-water systems, each tailored specifically for managing the distinct challenges involved in indoor cannabis cultivation. We believe our cannabis-specific applications and experience in this market allow us to deliver the right solution to our cultivation customers. Unlike many of our competitors, our solutions are designed specifically for cultivators to provide tight temperature/humidity control, reduce bio-security risk, reduce energy requirements, and minimize maintenance complexity, costs and downtime. However, we are seeing more direct competitors enter into the cannabis market offering the same cannabis-specific climate control systems and engineering services that we offer. We believe this increased competition may adversely impact our ability to obtain new facility projects from both MFOs and independent smaller growers and could require us to accept lower gross margins on our projects.

Intellectual Property

We rely on a combination of patent and trademark rights, licenses, trade secrets, laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. We have several issued patents and pending patent applications; however, we do not believe that these issued and pending patents currently provide us with any competitive advantage. We have registered trademark registrations around our core Surna brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our trademark is also registered in the European Union and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual. We actively protect our inventions, new technologies, and product developments by maintaining trade secrets and, in limited circumstances, filing for patent protection.

Employees

Following our workforce reduction, we currently have 15 active full-time employees and eight part-time employees. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

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

Item 1A. Risk Factors

Investing in our common stock involves significant risks. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

Our revenues have been limited, and we will need to obtain financing for future growth, and possibly our operations, which may not be available to us and could dilute the ownership of current shareholders.

Historically, we have raised equity and debt capital to support our operations. We anticipate we will require additional cash resources to finance our growth or other future developments, including the launch of any new products and services and any investments or acquisitions we may decide to pursue. As of December 31, 2019, we had a working capital deficit of approximately $1,437,000 and our cash balance was $922,000. We are likely to need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded from operations. We currently have no debt obligations. We will likely need to raise debt or equity financing in the future in order to continue our operations and achieve our growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations. We believe our cash balances and cash flow from operations will be insufficient to fund our operations and growth for the next 12 months.

To the extent that we raise additional equity capital, existing shareholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations, which are difficult to obtain from most traditional banks due to the federal laws prohibiting cannabis use, could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility.

Due to the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations and other headwinds affecting the cannabis industry, we recently implemented a workforce reduction which could adversely impact our day-to-day operations, including our sales and project management activities, and we may not be able to continue our operations.

A number of recent events have had an adverse impact on our operations and financial condition, including constraints on capital availability for our customers and prospects who have commenced, or are contemplating, new and expanded cannabis cultivation facilities and the recent outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses.

As a result of these events, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of our operations and workforce to preserve cash resources and focus our operations on customer-centric sales and project management activities. The duration and likelihood of success of this workforce reduction are uncertain. If this downsizing effort does not meet our expectations, or additional capital is not available, we may not be able to continue our operations. Other factors that will affect our ability to continue operations include the market demand for our products and services, our ability to service the needs of our customers and prospects with a reduced workforce, potential contract cancellations, project scope reductions and project delays, our ability to fulfill our current backlog, management of our working capital, the availability of cash to fund our operations, and the continuation of normal payment terms and conditions for purchase of our products. In light of these extenuating circumstances, there is no assurance that we will be successful in growing and maintaining our business with MFOs and independent smaller growers. Due to the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations, we believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next twelve months. If our customers or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives we have set forth in this Annual Report to grow our business. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are uncertain and cannot be predicted at this time.

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

Historically, we had little exposure to the collection risk on accounts receivable since we typically received payments from our customers in advance of our performance of services or delivery of equipment. However, in certain situations, especially as we expand our products and services offering for a customer’s entire facility lifecycle, we may extend credit to our customers in which case we are at risk for the collection of account receivables. Accordingly, we will be at greater risk for the collection of account receivables. Our credit arrangements are negotiated and may not protect us if a customer develops operational difficulty or incurs operating losses which could lead to a bankruptcy. In these cases, we may lose most of the outstanding balance due. In addition, we are typically not able to insure our accounts receivables. The risk is that we derive our revenue and profits from selling products and services to the emerging cannabis industry. The failure of our customers to pay in full amounts due to us could negatively affect future profitability.

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

Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

●	execute on our business plan and strategy;

●	expand our products effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

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

Management expects that, under typical operating conditions, we will experience substantial variations in our revenues and operating results from quarter to quarter. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. If customers are unable to obtain licensing, permitting or financing, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses. Also, because of the coronavirus responses and our own cost savings actions, we cannot predict the course of our revenues and operating results with accuracy at this time.

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

Our success and the planned growth and expansion of our business depend on us achieving greater and broader acceptance of our products and services and expanding our commercial customer base. There can be no assurance our sales efforts will be successful. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

Natural disasters, major health events, terrorist attacks or other catastrophic events could harm our operations and our financial results.

Our operations could be subject to natural disasters, major health events and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, the recent outbreak of COVID-19, a novel strain of coronavirus first identified in Wuhan, Hubei Province, China, which has spread across the globe including the U.S., has resulted in significant governmental measures being implemented to control the spread of the virus, including restrictions on manufacturing and the movement of employees in many regions of China, Europe and elsewhere, including areas of the U.S. This could affect the manufacturing facilities of our suppliers in China and elsewhere and we believe will also unfavorably impact our customers’ operations or prospects for project financing and project completion. We also may experience contract cancellations or project scope reductions. The coronavirus outbreak could also disrupt and delay the production and shipment of our products, which could result in delays in fulfilling orders and could harm our reputation and potentially cause us to lose business. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are uncertain and cannot be predicted.

In addition to the above, we have taken steps to reduce our staff and implement other cost savings in our operations. These actions could adversely impact our ability to timely fulfill our contract obligations, continue our development activities and generally carry on our operations.

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

We depend on the industry knowledge, technical and financial skill, and network of business contacts of certain key employees. Our future success will depend on the continued service of these key employees or our ability to engage others who are similarly situated in the industry. While we may have employment agreements with certain of these key employees, they are free to terminate their employment with us at any time, although they may be subject to certain restrictive covenants on their post-termination activities. We do not carry key-man life insurance on the lives of our key employees. The departure of any one of our key employees could have a material adverse effect on our ability to achieve our business objective and maintain the specialized services that we offer our customers.

System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future, especially our recently launched SentryIQTM sensors, controls and automation platform. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our engineering, sales, manufacturing, distribution or other critical functions.

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

As of December 31, 2019, we had federal and state net operating loss carryforwards of $16,355,000. Our ability to deduct these net operating loss carryforwards against future taxable income is contingent on our generation of future taxable income. Our federal and state net operating loss carryforwards generated through December 31, 2017 will expire, if not utilized, in the years 2034 through 2037. NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the recently enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Currently, 33 states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. There are efforts in many other states to begin permitting cannabis use and/or cultivation in various contexts, and there are a number of states actively considering bills to permit recreational use. Nevertheless, the U.S. federal government continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the U.S. federal government and its agencies is that marihuana, or its more commonly spelled name marijuana, has no currently accepted medical use and a high potential for abuse, and a range of activities, including cultivation and use of marijuana, is prohibited.

In December of 2018, the Agricultural Improvement Act of 2018 (the “2018 Farm Act”) was enacted into law which included an amendment to wholly remove “hemp” from the CSA and defined “hemp” as all parts of a cannabis plant containing less than 0.3% of tetrahydrocannabinol (“THC”) thereby excluding hemp and its derivatives, including hemp-derived cannabidiol (“CBD”) oil, as a “controlled substance.” Under the 2018 Farm Act, the cultivation of hemp is no longer prohibited under federal law. Further, although hemp-derived CBD is now federally legal under the 2018 Farm Act, the U.S. Food and Drug Administration has regulatory oversight on the use of hemp-derived CBD in food, beverage and dietary products as well as any medical or therapeutic claims related thereto. Cannabis-derived CBD oil remains federally illegal in the U.S. However, state laws vary on the permitted sale and use of both hemp-and cannabis-derived CBD oil.

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

In an effort to provide guidance to federal law enforcement, the U.S. Department of Justice (the “DOJ”) issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011 and in a memorandum from Deputy Attorney General James Cole on August 29, 2013 (the “Cole Memo”). The Cole Memo also provided guidance to federal prosecutors concerning cannabis enforcement in light of state laws legalizing medical and recreational cannabis possession in small amounts. Each memorandum provided that the DOJ was committed to enforcement of the CSA, but the DOJ was also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent and rational way.

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

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, as an amendment to an appropriations bill, must be renewed annually on a bipartisan basis in order to remain in effect. The Rohrabacher-Farr Amendment has been renamed the Rohrabacher-Blumenauer Amendment through the amendment language, but the intent remains the same. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Blumenauer Amendment, is effective, by passage of continuing resolutions, through September 30, 2020. Following the Sessions Memo, however, the federal government could at any time change its enforcement priorities against the cannabis industry. Any change in enforcement priorities could render our operations unprofitable or even prohibit such operations.

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

Our business efforts in Canada present opportunities, but no assurance can be given that our revenues and earnings will be improved on the basis of our addressing the Canadian business.

In addition to U.S. operations, we seek to sell products and services to cannabis growers in Canada, where medical and recreational cannabis has been legal since 2018 across the country both federally and provincially (subject to certain restrictions relating to CBD). We believe Canada, with its federal legal regime, represents a business opportunity for us, but we have noticed softening demand from Canadian prospects due, in part, to limited capital being available for new facilities and an overbuilding of cultivation capacity following federal legalization. As a result, Canada now appears to be in a period of correction. There can be no assurance that we will be able to make any additional sales of products or services in Canada.

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

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized cannabis to varying degrees; other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Eleven states and the District of Columbia have legalized the recreational use of cannabis and various state legislatures are considering recreational use while ballot measures regarding recreational use are likely to be submitted to voters in 2020. Variations exist among states that have legalized, decriminalized, or created medical cannabis exemptions. For example, Alaska and Colorado have limits on the number of cannabis plants that can be grown by an individual in the home. In most states, the cultivation of cannabis for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of cannabis for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our revenue and earnings.

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

Section 280E of the Code forbids businesses from deducting otherwise ordinary business expenses from gross income associated with the “trafficking” of Schedule I or II substances, as defined by the CSA. The Internal Revenue Service (the “IRS”) has subsequently applied Section 280E to state-legal cannabis businesses since marijuana is still a Schedule I substance. Section 280E states that no deductions should be allowed on any amount “in carrying on any trade or business if such trade or business consists of trafficking in controlled substances.” Section 280E affects all businesses that engage in the cultivation, sale or processing of marijuana. This includes cultivators, medical dispensaries, marijuana retail stores and infused product manufacturers, as well as marijuana-derived concentrates and oil manufacturers. Because Section 280E limits certain deductions, it can have a dramatic effect on the profitability of these businesses, which in turn may adversely affect their ability to purchase our products and services. Such result may adversely impact our revenue and earnings.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability and directors’ and officers’ insurance, is more difficult for us to find, and more expensive, because we are product and service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Our articles of incorporation permit our Board of Directors to reclassify any authorized but unissued shares of preferred stock into one or more classes. Our Board of Directors will generally have broad discretion over the size and timing of any such classification, subject to a finding that the classification and issuance of preferred stock is in our best interests. We are authorized to issue up to 350,000,000 shares of common stock and 150,000,000 shares of preferred stock. As of December 31, 2019, we had 228,216,638 shares of common stock issued and outstanding and 42,030,331 shares of preferred stock issued and outstanding. In the event our Board of Directors opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any classification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Item 3. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to us for remittance to the appropriate tax authorities. We commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against us for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, we issued the former employee 6,750,000 shares of common stock in settlement of these restricted stock units after taking measures to mitigate our exposure to penalties and liability for the failure to properly withhold income taxes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our shares of common stock are quoted on the OTCQB operated by The OTCMarkets under the symbol “SRNA.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

We have approximately 130 shareholders of record and approximately 15,400 beneficial shareholders.

Equity Compensation Plans

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2019, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2019 is summarized as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	11,035,000	$0.099	21,161,182
Total	11,035,000	$0.099	21,161,182

(1) The number of securities remaining available for future issuance as of December 31, 2029 include: (i) 800,000 shares to be issued upon vesting of outstanding RSUs, (ii) 6,750,000 shares under RSUs that vested but were not settled with the issuance of shares until March 9, 2020 due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities, and (iii) the remaining Plan Shares of 13,611,182 which are available for future award under the 2017 Equity Plan.

Refer to Note 14 – Equity Incentive Plan of our consolidated financial statements, which are included as part of this Annual Report for the further details on our 2017 Equity Plan.

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results. In addition to historical information, this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in this Annual Report.

Please also refer to “Non-GAAP Financial Measures” discussed elsewhere in this Annual Report.

The following discussion should be read in conjunction with Item 1 – Business in this Annual Report, and our consolidated financial statements and accompanying notes to consolidated financial statements included in this Annual Report. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is segregated into four sections, including:

Executive Overview. This section provides a summary of our operating performance and cash flows, industry trends and our strategic initiatives.

Critical Accounting Policies and Estimates. This section describes the accounting areas where management makes critical estimates to report our financial condition and results of operations.

Results of Operations. This section provides an analysis of our consolidated results of operations for the two comparative periods presented in our consolidated financial statements.

Liquidity, Capital Resources and Financial Position. This section provides an analysis of cash flow, contractual obligations, and certain other matters affecting our financial position.

Executive Overview

Our revenue for the year ended December 31, 2019 was $15,224,000 compared to $9,582,000 for the year ended December 31, 2018, an increase of $5,642,000, or 59%. Overall, we had a net loss of $1,339,000 for the year ended December 31, 2019 as compared to a net loss of $4,744,000 for the year ended December 31, 2018, a decrease of $3,405,000, or 72%. Our 2019 adjusted net income was $92,000 compared to a 2018 adjusted net loss of $2,592,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items and depreciation expense.

We had record quarterly revenue of $4,210,000 and $5,524,000 in Q2 and Q3 2019, respectively, which was critical to our earning positive net income of $140,000 and $222,000 in Q2 and Q3 2019, respectively. However, one of the most significant financial challenges we face is the inconsistent and unpredictable revenue we generate quarter-over-quarter, and our revenue and cash flow remain difficult to predict.

In late March 2020, as a result of the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations as well as the headwinds affecting the cannabis industry, in particular the limited access to capital, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented a downsizing of our operations and a workforce reduction to preserve cash resources and focus our operations on customer-centric sales and project management activities. The duration and likelihood of success of this downsizing effort and workforce reduction are uncertain, and there is no assurance that we will be able to continue our operations. Further, if our customers or prospects are unable to obtain project financing and we are unable to increase revenues, or otherwise generate cash flows from operations, we will not be able to successfully execute on the various strategies and initiatives set forth in this Annual Report to grow our business.

We have a three-prong growth strategy.

1. Expand our Customer Base. We have a sales and marketing program that generates many prospect relationships. However, our limited range of higher cost products, mostly chilled water systems, reduces the number of customer prospects who can afford to buy from us. This year, we will broaden our product line to include lower- and mid-cost products, such as split systems and packaged roof top units. We believe these new products and services will increase our addressable market and sales, further leveraging our investment in sales and marketing.

One of our key 2019 goals was to obtain more business from MFOs, which have greater financial resources, are more sophisticated, buy more and larger systems, and are less prone to project delays and cancellations, compared to the smaller cultivators that had been our primary customers in the past. We enjoyed success in our MFO outreach in 2019, booking seven projects with MFOs (three with a single MFO), representing $8.3 million in revenue, or 55% of our total 2019 revenue. However, we still have significant work ahead of us to fill our sales pipeline with MFO customers that we believe will result in more consistent and predictable revenue and cash flow.

2. Sell More Automation and Control Systems. We fulfilled the first step of another key 2019 goal by launching our SentryIQTM sensors, controls and automation (“SCA”) platform—a turnkey, single-vendor HVAC equipment and controls integration solution. We have entered into seven contracts with six different companies to implement our SentryIQTM platform—covering equipment for a combined total of over 212,000 square feet of cultivation space. These systems provide a steady stream of data that our customers can use to make daily cultivation decisions. Additionally, we can use this data to track trends and apply future enhancements to our products and services, fostering closer relationships with our customers throughout their facilities’ life cycles. This product line is important for tactical and strategic reasons previously discussed.

We plan to continue to develop technology and innovations that provide value-add to our customers. We also intend to seek out “best-in-class” partners to help us automate and control the indoor grow facilities of the future.

3. Engage in Strategic Relationships with other Technology Leaders. During 2019, we identified several business verticals that we believe could be logical and natural complements to our climate control business, including: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), cultivation management technology (software), consumables (growing, packaging, facility and lab supplies), and operational improvement analytics (modeling, data aggregation and artificial intelligence). We intend to work with “best-in-class” vendors to develop more comprehensive, end-to-end, integrated solutions and specialized products and services that can help our cultivators compete in the market, whether through automation, software or operating efficiencies. We hope to establish one or more strategic alliances, such as reseller, distribution, co-marketing or product development agreements, with select companies which are consistent with our strategic direction.

Over time, if some of these strategic alliances are successful in driving top-line revenue for us and our partners, such relationships could develop into more exclusive arrangements or evolve into possible acquisitions or a source of strategic capital for us. There can be no assurance that we will be able to successfully execute any of these strategic initiatives. Efforts will be primarily focused on working with new strategic partners to co-market each other’s products and services and possibly jointly develop new and improved products and services with cannabis-specific applications, as opposed to seeking acquisitions.

*******

Our goal for the immediate future is to grow organically, strategically and profitably. We started 2019 with just over $250,000 in cash but, with our discipline on cost control and our strong sales growth, we were able to increase our cash to $922,000 at the end of 2019. We were self-sustaining during 2019, having generated $672,000 in operating cash flows, and we did not require any outside capital. In 2019, we exercised strict financial discipline to achieve the goal of cash operating profitability and cash flow sustainability.

Revenue. Our 2019 revenue was $15,224,000. Our 2019 revenue represents an increase of 59% compared to 2018. However, one of our MFO customers accounted for 44% of our 2019 revenue. We believe, among other things, that we need to build a diversified sales pipeline of MFOs, which we believe we will increase our consistency and predictability of revenue.

Gross Margin. Our 2019 gross margin was 29.9%, an increase from 25.6% in 2018. This increase reflects a shift in our product mix to higher margin, customized and proprietary products.

Profitability. Our 2019 adjusted net income was $92,000 compared to a 2018 adjusted net loss of $2,592,000. Our adjusted net income (loss) is a key management metric and point of focus for us because it provides a proxy for the cash we generate from operations.

Though improved in 2019, our working capital remains negative, and we have limited capital resources, which are impediments to the overall viability of our business as planned. The effect of the COVID-19 response is presenting further challenges for us in 2020. Without increasing our current revenue and adding new sources of revenue, we cannot predict our future. As discussed elsewhere in this Annual Report, we have taken steps to downsize and reorient our operations to reduce costs. We cannot predict how long our cost cutting measures will sustain the Company or how long the current economic situation will last.

As we enter 2020, our backlog was $9,558,000, an increase of $1,029,000, or 12%, from our December 31, 2018 backlog. During 2019, we had net bookings of $16,253,000, consisting of: (i) $19,769,000 of new sales contracts executed in 2019, (ii) $413,000 net positive changes orders, and (iii) $3,929,000 in project cancellations.

The following table sets forth: (i) our beginning backlog (the remaining contract value of outstanding sales contracts for which we have received an initial deposit as of the previous period), (ii) our net bookings for the period (new sales contracts executed during the period for which we received an initial deposit, net of any adjustments including cancelations and change orders during the period), (iii) our recognized revenue for the period, and (iv) our ending backlog for the period (the sum of the beginning backlog and net bookings, less recognized revenue). Based on the current economic climate and our cost cutting measures, there is no assurance that we will be able to continue to obtain the level of bookings that we have had in the past or fulfill our current backlog, and we may experience contract cancellations, project scope reductions or project delays.

	For the quarter ended
	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Backlog, beginning balance	$8,886,000	$8,529,000	$11,543,000	$13,023,000	$10,143,000
Net bookings, current period	$1,838,000	$4,785,000	$5,690,000	$2,644,000	$3,134,000
Recognized revenue, current period	$2,195,000	$1,771,000	$4,210,000	$5,524,000	$3,719,000
Backlog, ending balance	$8,529,000	$11,543,000	$13,023,000	$10,143,000	$9,558,000

As has historically been the case at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of December 31, 2019. As of December 31, 2019, $5,903,000 of our backlog, or 62%, was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

We have provided an estimate in our consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2019 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q4 2019 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount, or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, we establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $151,673 and $119,022, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and obsolete inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2019 and 2018, the allowance for excess and obsolete inventory was $71,376 and $295,347, respectively.

Goodwill impairment. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded goodwill in connection with our acquisition of Hydro in July 2014. We perform a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We completed this assessment as of December 31, 2019, and concluded that no impairment existed.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed-through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2019 and 2018, we had an accrued warranty reserve amount of $185,234 and $144,822, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2019 and 2018. Based on the available evidence, we believe it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

Share-based compensation. We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our equity incentive plan in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. The service inception date is typically the grant date, but the service inception date may be prior to the grant date. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected. The grant date fair value of stock options is based on the Black-Scholes Model. The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

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

Remaining performance obligations. The revenue standard requires certain quantitative and qualitative disclosures about our remaining performance obligations, which are defined as performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, including (i) the aggregate amount of the transaction price allocated to the remaining performance obligations, and (ii) when we expect to recognize as revenue with respect to such amounts on either: (x) a quantitative basis using appropriate time bands for the duration of the remaining performance obligations, or (y) by using qualitative information. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue on our remaining performance obligations. There are risks that we may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project.

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2019. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

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

Results of Operations

Comparison of Years ended December 31, 2019 and 2018

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2019 was $15,224,000 compared to $9,582,000 for the year ended December 31, 2018, an increase of $5,642,000, or 59%. This revenue increase was partly the result of our increased net bookings in 2019, which grew from $13,700,000 in 2018 to $16,300,000 in 2019, or 19%. However, despite our increases in 2019 bookings and revenue, we remain unable to consistently convert our backlog into revenue on a quarter-over-quarter basis. Our revenue conversion is largely dependent on customer-centric factors—outside of our control—such as industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Our 2019 revenue included seven projects with MFOs totaling $8,324,000. These seven projects consisted of the following project types: three new build, three expansion and one retrofit. Two of these expansion projects and one retrofit project were with a single MFO, which generated aggregate revenue of $6,700,000. These two expansion projects also included $2,270,000 in revenue from our new custom air handlers and $125,000 in revenue from our Sentry IQ controls.

Cost of revenue increased by $3,544,000 from $7,132,000 for the year ended December 31, 2018 to $10,676,000 for the year ended December 31, 2019.

The gross profit for the year ended December 31, 2019 was $4,549,000 compared to $2,450,000 for the year ended December 31, 2018. Gross profit margin increased by approximately four percentage points from 25.6% for the year ended December 31, 2018 to 29.9% for the year ended December 31, 2019. This increase was primarily due to lower salaries and benefits, lower project management costs and a decrease in shipping and handling expense offset by higher outside engineering and warranty expenses.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,426,000, or 9.4% of total revenue, for the year ended December 31, 2019 as compared to $1,666,000, or 17.4% of total revenue, for the year ended December 31, 2018. The decrease of $240,000 was primarily due to a decrease in salaries and benefits of $238,000. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $9,250,000, or 60.8% of total revenue, in the year ended December 31, 2019 as compared to $5,466,000, or 57.0% of total revenue, in the year ended December 31, 2018. In the year ended December 31, 2019 as compared to the prior year: (i) our outside engineering costs increased by $230,000, (ii) our warranty costs increased by $201,000, which were offset by (iii) a reduction in shipping and handling costs of $49,000 and (iv) decreased travel of $19,000.

Operating Expenses

Operating expenses decreased by 19% from $7,270,000 for the year ended December 31, 2018 to $5,859,000 for the year ended December 31, 2019, a decrease of $1,411,000. The operating expense decrease consisted primarily of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $1,310,000, (ii) a decrease in advertising and marketing expenses of $304,000, offset by (iii) an increase in product development expenses of $203,000.

The decrease in SG&A expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018, was due primarily to: (i) a decrease of $795,000 in stock-based compensation, (ii) a decrease of $453,000 in salaries and benefits, (iii) a decrease in accounting fees of $136,000, (iv) a decrease of $117,000 in travel, (v) a decrease of $50,000 in facilities and office supplies, offset by (vi) an increase of $96,000 in loss on asset disposal, (vii) an increase of $85,000 in commissions and (viii) an increase of $43,000 in investor relations costs.

The decrease in marketing expenses were due primarily to: (i) a decrease of $251,000 for industry trade shows and events, (ii) a decrease in salaries and benefits of $38,000, (iii) a decrease of $44,000 in collateral and other marketing expenses, (iv) a decrease of $20,000 in travel, offset by (v) an increase of $26,000 for stock based compensation and (vi) an increase of $15,000 for outside marketing services.

Operating Loss

We had an operating loss of $1,311,000 for the year ended December 31, 2019, as compared to an operating loss of $4,820,000 for the year ended December 31, 2018, a decrease of $3,509,000, or 73%. The operating loss included $1,277,000 of non-cash, stock-based compensation expenses and $154,000 for depreciation and amortization in the year ended December 31, 2019 as compared to $2,017,000 for stock-based compensation and $156,000 of depreciation and amortization for the year ended December 31, 2018. Excluding these non-cash items, our operating loss decreased by $2,767,000.

Other Income (Expense)

Our other expenses (net) increased by $105,000 from other income (net) of $77,000 for the year ended December 31, 2018 to other expense (net) of $28,000 for the year ended December 31, 2019. This increase in other expenses (net) is primarily related to: (i) our equipment lease with a cultivation facility affiliated with one of our Co-Founders for which we recorded $49,000 of income in 2018 and $37,000 of expense in 2019, and (ii) our change in derivative liability for which we recorded a gain of $21,000 in 2018.

Net Loss

Overall, we had a net loss of $1,339,000 for the year ended December 31, 2019 as compared to a net loss of $4,744,000 for the year ended December 31, 2018, a decrease of $3,405,000. The net loss included $1,277,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $154,000 in the year ended December 31, 2019 as compared to non-cash, stock-based compensation expense of $2,017,000, depreciation and amortization of $156,000 and debt related income of $21,000 in the year ended December 31, 2018. Excluding these non-cash items, our net loss decreased by $2,684,000.

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

Operating Expenses

Operating expenses increased by 18% from $6,152,000 for the year ended December 31, 2017 to $7,270,000 for the year ended December 31, 2018, an increase of $1,118,000. The operating expense increase consisted primarily of: (i) an increase in SG&A expenses of $766,000, and (ii) an increase in advertising and marketing expenses of $354,000.

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

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2019, we had cash and cash equivalents of $922,000, compared to cash and cash equivalents of $253,000 as of December 31, 2018, an increase of 264%. The $669,000 increase in cash and cash equivalents during the year ended December 31, 2019 was primarily the result of cash provided by our operating activities. Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of December 31, 2019, we had accounts receivable (net of allowance for doubtful accounts) of $138,000, inventory (net of excess and obsolete allowance) of $1,231,000, and prepaid expenses and other of $269,000 (including $164,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of December 31, 2019, we had no indebtedness, total accounts payable and accrued liabilities of $1,833,000, deferred revenue of $1,445,000, accrued equity compensation of $503,000, and the current portion of operating lease liability of $218,000. As of December 31, 2019, we had a working capital deficit of $1,437,000, compared to a working capital deficit of $1,031,000 as of December 31, 2018. However, our 2019 year-end working capital deficit includes $503,000 of accrued compensation expense that was paid in stock options in Q1 2020. Excluding the accrued compensation expense, the 2019 year-end working capital deficit was $934,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Because of the current economic situation that developed during the first quarter of 2020, we cannot predict the continuing level of working capital that we will have in the future. Additionally, we cannot predict that our future financial position will not deteriorate due to cancelled or delayed contract fulfillment, reduced sales and our ability to perform our contracts.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$672,000	$(2,849,000)
Net cash used in investing activities	(3,000)	(182,000)
Net cash provided by financing activities	-	816,000
Net increase (decrease) in cash	$669,000	$(2,215,000)

Operating Activities

We incurred a net loss for the year ended December 31, 2019 of $1,339,000 compared to a net loss for the year ended December 31, 2018 of $4,744,000. We had an accumulated deficit of $25,685,000 as of December 31, 2019.

Cash provided by operations for the year ended December 31, 2019 was $672,000 compared to cash used in operations of $2,849,000 for the year ended December 31, 2018, a decrease in cash usage of $3,521,000. The reduced cash usage was primarily attributable to: (i) a decrease in cash usage resulting from a reduction in our net loss of $3,405,000, and a change in working capital of $1,419,000, offset by (ii) an increase in cash usage resulting from a non-cash charges of $1,303,000. During the year ended December 31, 2019, significant non-cash items included: (i) stock-related compensation of $789,000, (ii) depreciation and amortization expense of $161,000, and (iii) a loss on disposal of assets of $115,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2019 was $3,000, compared to cash used in investing activities of $182,000 for the year ended December 31, 2018. During the year ended December 31, 2018, we had payments for property and equipment of $261,000, primarily related to leasehold improvements, offset by proceeds from the payment of $100,000 in the tenant improvement allowances on our building lease.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2019 was $0, compared to cash provided by financing activities of $816,000 for the year ended December 31, 2018. During the year ended December 31, 2018, we received $1,210,000 from a private placement of common stock and warrants and $18,000 from the exercise of options and warrants, which was offset by payment of $400,000 for the repurchase of common stock from a related party, $5,000 to purchase an option to purchase preferred stock held by a related party, and $7,000 on a note to a related party.

Going Concern

Our consolidated financial statements for the year ended December 31, 2019 have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2019, a statement that there is substantial doubt as to our ability to continue as a going concern. Our consolidated financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected.

In late March 2020, as a result of the heightened uncertainty relating to the potential impacts of the coronavirus on our business operations as well as the headwinds affecting the cannabis industry, in particular the limited access to capital, we assessed our near-term operations, working capital, finances and capital formation opportunities, and implemented, a downsizing of our operations and workforce reduction to preserve cash resources and focus our operations on customer-centric sales and project management activities. The duration and likelihood of success of this workforce reduction are uncertain. If this downsizing effort does not meet our expectations, or additional capital is not available, we may not be able to continue our operations. Other factors that will affect our ability to continue operations include the market demand for our products and services, our ability to service the needs of our customers and prospects with a reduced workforce, management of our working capital, the availability of cash to fund our operations, and the continuation of normal payment terms and conditions for purchase of our products. The extent to which the coronavirus will impact our business and our financial results will depend on future developments, which are uncertain and cannot be predicted at this time.

The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our consolidated financial statements are issued. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, during the first quarter of 2020, we took steps to downsize and reorient our operations to reduce costs. We will need to obtain financing in order to continue our operations and achieve our growth strategies. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it can downsize or reorient operations to reduce certain expenditures. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

We were successful in increasing our 2019 revenue and cash position by $5,642,000 and $669,000, respectively, compared to 2018. While we can point to several positive developments in 2019, there is significant work ahead for us to execute on our growth plan and achieve fiscal self-sustainability. Our working capital remains negative and our first quarter revenue has been historically weak, which could present further challenges for us. Without increasing our current revenue or adding new sources of revenue, we will likely have to further downsize our operations to reduce costs. While our vendors have been accommodating in the past, we may not be able to count on their continued support and they may elect to restrict our credit terms.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

Refer to Note 4 – Leases of our consolidated financial statements, which are included as part of this Annual Report for the further details on our obligations under a lease for our manufacturing and office space.

Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to us for remittance to the appropriate tax authorities. We commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against us for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, we issued the former employee 6,750,000 shares of common stock in settlement of these restricted stock units after taking measures to mitigate our exposure to penalties and liability for the failure to properly withhold income taxes.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2019, we had no off-balance sheet arrangements. During 2019 and 2018, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 16 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the more significant events occurring since December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019.

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

Under the supervision of management, by our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019:

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

The material weaknesses in internal control over financial reporting as of December 31, 2019, remained unchanged from December 31, 2018. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2019.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have improved our internal control over financial reporting. Subsequent to December 31, 2019, we implemented an inventory management system and perpetual inventory which we believe will address some of our weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

Effective November 28, 2018, pursuant to the Company’s Bylaws, the Company’s Board of Directors (the “Board”) reduced the size of the Board from five members to three members. The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	61	Director; Chief Executive Officer and President
Timothy J. Keating	56	Chairman of the Board; Audit Committee
J. Taylor Simonton	75	Director; Audit Committee*

*Chairman of the committee

Certain information, as of March 23, 2020, with respect to the Company’s current directors, including their names, a brief description of their recent business experience, including present occupations and employment, certain directorships that each person holds, and the year in which each person became a director of the Company is set forth below. The business address of each of the directors is 1780 55th Street, Boulder, Colorado 80301.

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

Mr. McDonald was also a consultant to international banks with KMPG from 1994 to 1997 and served a as director for Keating Capital, Inc., a publicly traded business development company that made investments in pre-IPO companies. He previously served as a mentor for companies in the Clean Tech Open competition.

Mr. McDonald is a U.S. Army veteran and a graduate of the U.S. Military Academy at West Point, N.Y. where he earned a B.S. degree in Engineering and Economics. He also received an M.B.A. degree from the Harvard Business School.

Timothy J. Keating (2017)

Mr. Keating was appointed Chairman of the Board of Directors on March 14, 2017 and is a member of the Audit Committee. Mr. Keating brings more than 34 years of Wall Street experience, including 17 years as the principal owner of Keating Investments, LLC. Mr. Keating also served on the Equity Capital Formation Task Force and is the chairman of the Denver chapter of Harvard Alumni Entrepreneurs. Mr. Keating is currently the President of Keating Wealth Management, LLC, a Denver-area financial planning and investment advisory firm serving high net worth investors and their families.

Mr. Keating served as the President, Chief Executive Officer and Chairman of the Board of Directors of Keating Capital, Inc. from its inception in 2008 to 2015. Mr. Keating was a member of Keating Investments, LLC from its founding in 1997 to July 1, 2014. Mr. Keating also served as a member of the Investment Committee of Keating Investments from 2008 to 2015. Mr. Keating served as the President and Chief Executive Officer of Keating Investments from its founding in 1997 to 2015. Prior to founding Keating Investments, Mr. Keating was a proprietary arbitrage trader and also head of the European Equity Trading Department at Bear Stearns International Limited (London) from 1994 to 1997. From 1990 to 1994, Mr. Keating founded and ran the European Equity Derivative Products Department for Nomura International Plc in London. Mr. Keating began his career at Kidder, Peabody & Co., Inc. where he was active in the Financial Futures Department in both New York and London.

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

In May 2017, he was appointed an independent director, a member of the Audit Committee (elected its Chairman in May 2018) and a member of the Governance Committee of Master Chemical Corporation (d/b/a Master Fluids Solutions), a private company that is a developer and marketer of specialty chemicals. In May 2014, he was elected an independent director and chair of the Audit Committee of Advanced Emissions Solutions, Inc. (NASDAQ: ADES), a company which provides environmental solutions to customers in coal-fired power generation, municipal water and other industries primarily through emissions and water purification control technologies. He currently also serves as a member of the Nominating & Governance Committee and a member of the Activated Carbon Committee.

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

Meeting Attendance

Our Board generally holds meetings on a quarterly basis, but may hold additional meetings as required. In 2019, the Board held six meetings. Each of our directors attended 100% of the Board meetings that were held during the periods when he was a director and 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. We do not have a policy requiring that directors attend our annual meetings of stockholders. We did not hold a 2019 annual meeting of stockholders.

Committees of the Board of Directors

Our Board established an Audit Committee on May 31, 2017. The Audit Committee operates pursuant to a charter approved by the Board, a copy of which is available on our website at www.surna.com by written request to the Company at Surna Inc., 1780 55th Street, Boulder, Colorado 80301, Attention: Corporate Secretary. The charter sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. In addition, the Audit Committee’s responsibilities include considering the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources. The Audit Committee is presently comprised of two persons: Messrs. Keating and Simonton. Each member of the Audit Committee is considered independent under the rules promulgated by the Nasdaq Stock Market. Our Board has determined that Mr. Simonton is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”). Mr. Simonton currently serves as Chairman of the Audit Committee. The Audit Committee held five meetings during 2019.

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

Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2019, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of March 23, 2020.

Name	Age	Positions
Anthony K. McDonald*	61	Chief Executive Officer and President; Director

* Mr. McDonald currently also serves as our Principal Financial and Accounting Officer.

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

Item 11. Executive Compensation

Director Compensation Program

On January 2, 2020, the Board approved a revised compensation plan for independent directors. Under this plan, the Company pays its independent directors an annual cash fee of $30,000, payable quarterly in advance, covering attendance at all regular or special meetings of the Board or any committee thereof (including telephonic meetings) and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Audit Committee).

The Company pays the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable in cash quarterly in advance. Mr. Keating is currently the Chairman of the Board and is presently designated as the lead independent director.

The Company pays the Audit Committee Chairman, currently Mr. Simonton, an additional annual fee of $15,000, payable in cash quarterly in advance, for his services as the Audit Committee Chairman. There is no additional compensation paid to members of the Audit Committee.

For independent directors elected or appointed on or after January 1, 2020, at the time of initial election or appointment, such independent director will receive an equity award consisting of a grant of non-qualified stock options to purchase 500,000 shares of the Company’s common stock. The options will vest 50% upon grant and 50% on the first anniversary of the grant date, have a term of 10 years, and have an exercise price equal to the closing price of the Company’s common stock on the OTCMarkets on the day immediately preceding the grant date.

In addition, on the first business day of January each year, each independent director will receive a grant of non-qualified stock options to purchase 250,000 shares of the Company’s common stock, which options will be immediately vested on the date of grant, have a term of 10 years, and have an exercise price equal to the closing price of the Company’s common stock on the OTCMarkets on the day immediately preceding the grant date. In the case of a mid-year election or appointment, the 250,000 options will be pro-rated for each full quarter of service in the year of appointment. For example, a new independent director appointed on April 15th of a particular year would serve two full quarters of service in the remainder of that year (Q3 and Q4) and would therefore be granted 125,000 options for the year of appointment (50% of the award).

For each of the two independent directors serving on January 1, 2020, Messrs. Keating and Simonton, the Board also approved a special one-time grant of non-qualified stock options to purchase 2,000,000 shares of the Company’s common stock, in recognition of the prior services of each such independent director. These non-qualified stock options were granted January 2, 2020, were immediately vested on the date of grant, had a term of 10 years, and had an exercise price of $0.07 per share, the closing price of the Company’s common stock on the OTCMarkets on the day immediately preceding the grant date.

Each independent director is responsible for the payment of any and all income taxes arising with respect to the issuance of any equity awarded under the plan, including the exercise of any non-qualified stock options.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2019 to the individuals who served as our independent directors during such period.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (2), (3)	Total
Timothy J. Keating	$45,000	$30,000	$117,063	$192,063
J. Taylor Simonton	$45,000	$30,000	$117,063	$192,063

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2019 included in this Annual Report.

(3) Reflects special one-time grant to each independent director on Janaury 2, 2020 of non-qualified stock options to purchase 2,000,000 shares of the Company’s common stock, in recognition of the prior services of each such independent director.

The aggregate number of non-qualified stock options held as of December 31, 2019 by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units	Total
Timothy J. Keating	2,000,000	–	2,000,000
J. Taylor Simonton	2,900,000	–	2,900,000

(1) Includes special one-time grant to each independent director on Janaury 2, 2020 of non-qualified stock options to purchase 2,000,000 shares of the Company’s common stock, in recognition of the prior services of each such independent director.

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

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald -	2019	$180,000	$-	$-	$58,532	$-	$-	$13,900	$252,432
Chief Executive Officer and President (2)	2018	$13,154	$-	$30,000	$373,836	$-	$-	$9,398	$426,388

Brandy M. Keen	2019	$183,726	$-	$-	$-	$-	$-	$14,320	$198,046
(former Vice President and Secretary) (3)	2018	$174,656	$-	$883,200	$-	$-	$-	$10,448	$1,068,304

Chris Bechtel	2019	$7,561	$-	$-	$-	$-	$-	$-	$7,561
(former Chief Executive Officer and President) (4)	2018	$180,000	$125,000	$-	$-	$-	$-	$20,608	$325,608

Mark E. Smiens	2019	$18,454	$-	$-	$-	$-	$-	$-	$18,454
(former Chief Financial Officer, Treasurer and Secretary) (5)	2018	$71,346	$-	$-	$-	$-	$-	$3,342	$74,688

Aaron Trent Doucet	2019	$-	$-	$-	$-	$-	$-	$-	$-
(former Chief Executive Officer) (6)	2018	$40,938	$-	$-	$-	$-	$-	$34,531	$75,469

Paul C. Kelly	2019	$-	$-	$-	$-	$-	$-	$-	$-
(former Chief Financial Officer and Treasurer) (7)	2018	$35,102	$-	$-	$-	$-	$-	$-	$35,102

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2018 or 2019, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2019 included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2018 and 2019 years. Stock awards include restricted stock units awarded in September 2018 as an equity retainer fee in connection with his appointment as an independent directror in September 2018, net of the restricted stock units cancelled when Mr. McDonald was apopinted Chief Executive Officer and President. Option awards represent: (i) non-qualified stock options to purchase 5,000,000 shares of common stock awarded in November 2018, and (ii) non-qualified stock options to purchase 1,000,000 shares of common stock awarded in January 2020, based on our 2019 performance and Mr. McDonald’s contributions to such performance, some of which options are subject to certain to vesting (see Outstanding Equity Awards table, below). Other compensation in 2018 and 2019 includes employer-paid portion of health plan benefits ($349 and $6,700, respectively), and (ii) employer matching contributions under our 401(k) plan ($0 and $7,200, respectively). Other compensation for 2018 also includes cash fees earned or paid in his capacity as an independent director prior to his appointment as CEO ($9,049).

(3) Ms. Keen was Vice President and Secretary from July 2017 until her resignation in May 2018. Amounts presented include all compensation for Ms. Keen for the full 2018 and 2019 years. Salary includes sales incentive compensation. Stock awards represent restricted stock units awarded in 2018 which are subject to vesting (see Outstanding Equity Awards table, below). Other compensation for 2018 and 2019 includes employer matching contributions under our 401(k) plan ($6,382 and $7,349, respectively) and employer-paid portion of health plan benefits ($4,066 and $6,971, respectively).

(4) Mr. Bechtel was Chief Executive Officer and President from August 2017 until his resignation in November 2018. Amounts presented include all compensation for Mr. Bechtel for the full 2018 and 2019 years. Bonus represents incentive stock bonus earned in 2018 per his employment agreement. Other compensation for 2018 includes employer-paid portion of health plan benefits ($4,850). Other compensation for 2018 also includes $15,758 for the gross-up on certain withholding taxes paid by us related to equity awards.

(5) Mr. Smiens was Chief Financial Officer and Treasurer from July 2018, and Secretary from September 2018, until his termination of employment in December 2018. Amounts presented include all compensation for Mr. Smiens for the full 2018 and 2019 year. Other compensation for 2018 includes employer matching contributions under our 401(k) plan ($1,616) and employer-paid portion of health plan benefits ($1,726).

(6) Mr. Doucet served as President and Chief Executive Officer from June 2016 until his resignation in August 2017. From August 2017 until March 2018, Mr. Doucet served as our Vice President of Business Development. Amounts presented include all compensation for Mr. Doucet for the full 2018 and 2019 years. Salary includes sales incentive compensation. Other compensation for 2018 includes a car allowance ($3,323) and the gross-up on certain withholding taxes paid by us related to equity awards ($31,208).

(7) Mr. Kelly was Chief Financial Officer and Treasurer from August 2017 until his resignation in January 2018.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (2)	3,000,000	–	2,000,000	$0.089	11/28/2028	–	–	–	–
	1,000,000	–	–	$0.070	1/2/2030	–	–	–	–

Brandy M. Keen (3)	–	–	–	–	–	–	–	800,000	$56,000

Chris Bechtel	–	–	–	–	–	–	–	–	–

Mark E. Smiens	–	–	–	–	–	–	–	–	–

Aaron Trent Doucet (4)	–	–	–	–	–	–	–	–	–

Paul C. Kelly	–	–	–	–	–	–	–	–	–

(1) Calculated by multiplying the number of unvested shares or units by $0.07, the closing price per share of our common stock as reported by the OTCQB on December 31, 2019.

(2) On November 28, 2018, we granted to Mr. McDonald non-qualified stock options to purchase 5,000,000 shares of common stock under our 2017 Equity Incentive Plan, of which: (i) 1,000,000 options vested and became exercisable on the grant date, (ii) 2,000,000 options vested and became exercisable on December 31, 2019, and (iii) 2,000,000 options will vest and become exercisable on December 31, 2020, if he continues to be employed by us on that date. On Janaury 2, 2020, we granted to Mr. McDonald non-qualified stock options to purchase 1,000,000 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2019, which options vested and became exercisable on the grant date.

(3) On May 29, 2018, we granted to Ms. Keen 4,800,000 restricted stock units under our 2017 Equity Incentive Plan which, as of December 31, 2019: (i) we have issued 32,000,000 shares of common stock in settlement of vested restricted stock units, (ii) 1,000,000 shares of common stock in settlement of restricted stock units that vested December 31, 2019 were issued subsequent to December 31, 2019, (iii) the parties mutually agreed to cancel 1,000,000 restricted stock units, and (iii) 800,000 restricted stock units are scheduled to vest on April 30, 2020, subject to her continued employment through the vesting date.

(4) On August 17, 2017, we granted to Mr. Doucet 9,000,000 restricted stock units, which vested in 12 equal installments (750,000 units per installment) commencing on the first business day of January 2018 and continuing on the first business day of each of the next 11 calendar months. As of December 31, 2019, we issued 2,250,000 shares of common stock in settlement of certain vested restricted stock units. The remaining 6,750,000 vested restricted stock units were not settled with the issuance of shares until March 9, 2020 due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities.

Compensation Arrangements with Named Executive Officers

The following summarizes the employment agreement that the Company has entered into with Mr. McDonald, as of December 31, 2019.

Anthony K. McDonald

On November 28, 2018, the Company entered into an employment agreement with Mr. McDonald, the Company’s Chief Executive Officer and President. The initial term of the employment agreement commenced on November 28, 2018 and will continue until December 31, 2020. However, the Company and Mr. McDonald may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Mr. McDonald’s employment is terminated by the Company during the initial term without cause, Mr. McDonald will be entitled to receive his base salary for an additional 30 days. Following the initial term, the Company and Mr. McDonald may extend the employment agreement for additional one-year terms by mutual written agreement. Under the employment agreement, Mr. McDonald received in 2019 an annualized base salary of $180,000. Effective January 1, 2020, the annualized base salary was increased to $200,000.

Under the employment agreement, the Board approved an award of non-qualified stock options to purchase 5,000,000 shares of the Company’s common stock under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), which vest as follows: (i) 1,000,000 options vested and became exercisable on November 28, 2018, the grant date, (ii) 2,000,000 options vested and became exercisable on December 31, 2019, and (iii) 2,000,000 options vest and become exercisable on December 31, 2020, if Mr. McDonald continues to be employed by the Company on that date. The exercise price of these options is $0.089, based on the closing of the Company’s common stock on November 27, 2018. In the event of a change of control involving the Company, any non-qualified stock options not already vested will become vested, provided Mr. McDonald continues to provide services to the Company on the date immediately preceding the date of the change of control.

In consideration of the grant of the above non-qualified stock options, Mr. McDonald agreed to cancel 197,368 RSUs, which were granted to him as an equity retention award in connection with Mr. McDonald’s appointment to the Board on September 12, 2018 and which had not vested as of November 28, 2018.

On January 2, 2020, the Board also awarded Mr. McDonald a special one-time grant of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock, in recognition of his services as the Company’s Chief Executive Officer during 2019. These non-qualified stock options were immediately vested on the date of grant, had a term of 10 years, and had an exercise price of $0.07 per share, the closing price of the Company’s common stock on the OTCMarkets on the day immediately preceding the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the shares of our common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding common stock. The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 23, 2020. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o Surna Inc. 1780 55th Street, Boulder, Colorado 80301.

	Common Stock		Preferred Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)	Number of Shares Owned Beneficially (1)	Percentage of Class (3)

Directors
Anthony K. McDonald (4)	4,197,368	1.7%	-	-
Timothy J. Keating(5)	4,442,672	1.9%	-	-
J. Taylor Simonton (6)	3,887,116	1.6%	-	-

Executive Officers who are not Directors	-	-	-	-

Executive Officers and Directors as a Group	12,527,156	5.1%	-	-

5% or More Stockholders
Brandy M. Keen (7)	17,766,308	7.5%	-	-
Morgan Paxhia (8)	-	-	33,428,023	79.5%
Chris Bechtel (9)	14,543,366	6.1%	-	-
John F. Jansen (10)	16,213,366	6.7%	-	-

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 236,526,638 shares of the Company’s common stock issued and outstanding as of March 23, 2020.

(3) Based on a total of 42,030,331 shares of the Company’s preferred stock issued and outstanding as of March 23, 2020. The holders of preferred stock vote as a separate class on matters affecting the preferred stock.

(4) Includes 4,000,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(5) Includes 2,250,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(6) Includes 3,150,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(7) Beneficial ownership based on share ownership reported by Ms. Keen to the Company as of March 6, 2020. Includes shares of common stock held jointly with her spouse, Stephen B. Keen. Includes 800,000 shares of common stock issuable upon settlement of restricted stock units which vest within 60 days.

(8) Includes 33,428,023 shares of preferred stock owned by Demeter Capital Group LP (“Demeter”). Mr. Paxhia and his sister, Emily Paxhia, are the managing members of Poseidon Asset Management, LLC (“Poseidon”), which is the general partner and/or investment manager of Demeter and in such capacity exercises voting and dispositive power over the securities beneficially owned by Demeter. The address for Mr. Paxhia, Ms. Paxhia, Poseidon and Demeter is 130 Frederick Street, #102, San Francisco, CA 94117.

(9) Beneficial ownership based on share ownership reported by Mr. Bechtel to the Company as of March 9, 2020. Includes shares held in entities or accounts over which Mr. Bechtel and/or his spouse have beneficial ownership or exercise voting control. Includes 1,631,250 shares of common stock issuable upon the exercise of warrants exercisable within 60 days. The address for Mr. Bechtel is 31 Cape Harbour Place, The Woodlands, TX 77380.

(10) Beneficial ownership based on Schedule 13G dated May 25, 2018 filed by Mr. Jansen with the SEC, and share ownerhsip reported by Mr. Jansen to the Company as of February 27, 2020. Includes 4,200,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days. The address for Mr. Jansen is 4910 Kaylan Court, Richmond, TX 77407.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The following describes certain agreements and transactions between the Company and its co-founders, Brandy and Stephen Keen (the “Co-founders”). The Co-founders held various executive officer and director positions with the Company until May 2018. One of the Co-founders also was a consultant to the Company until May 2018. The Co-founders are also shareholders of the Company. Based on information available to the Company, the Co-founders did not own more than 10% of the Company’s outstanding common stock at any time during 2019.

Consulting Agreement. In May 2017, we entered into a three-year consulting agreement with Mr. Keen to provide certain consulting services to us, including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to our business and products in exchange for an annual consulting fee of $30,000. In May 2018, the consulting agreement was terminated by the parties.

Equipment, Demonstration and Product Testing Agreement. In May 2017, we entered into a three-year equipment, demonstration and product testing agreement with a licensed cannabis cultivation company affiliated with Mr. Keen. Under this agreement, we agreed to lease the cultivation company certain cultivation equipment in exchange for a quarterly fee of $16,500, which was increased to $18,330 to reflect additional leased equipment requested by the cultivation company (the “Lease Fee”). In consideration for access to the cultivation facility to conduct demonstration tours and for the product testing and data to be provided by the cultivation company, we agreed to pay the cultivation company a quarterly fee of $12,000 (the “Demo and Testing Fee”).

The parties each made their respective payments under this agreement through June 30, 2018. Thereafter, the cultivation company failed to make any subsequent payments of the Lease Fee and, as a result, the Company did not pay the Demo and Testing Fee. During the second quarter of 2019, we notified the cultivation company of its breach for non-payment of the Lease Fee. In February 2020, the parties mutually agreed to terminate this agreement and release each other from all claims related to this agreement, including any unpaid Lease Fees or Demo and Testing Fees. We also agreed to transfer the equipment to the cultivation company for no additional consideration.

Employment Agreement. In May 2018, we entered into an employment agreement with Ms. Keen, which provided for an initial base salary of $150,000 per year and certain sales incentive. Pursuant to the employment agreement, we awarded 4,800,000 restricted stock units (“RSUs”) to Ms. Keen that vested at certain dates in the future, subject to her continued employment.

Stock Repurchase Agreement. In May 2018, we entered into a stock repurchase agreement with the Keens, pursuant to which we agreed to repurchase from them certain shares of our common stock, subject to the closing of a private placement offering to accredited investors, which occurred during the second quarter of 2018. In June 2018, we closed the transaction under the stock repurchase agreement and repurchased 3,125,000 shares of our common stock from the Keens for a total purchase price of $400,000.

Purchase of Preferred Stock. In May 2018, we entered into a preferred stock option agreement with the Keens, under which we had the right, but not the obligation, to acquire all 35,189,669 shares of preferred stock owned by the Keens (the “Preferred Stock”) on or before April 30, 2020. Pursuant to the preferred stock option agreement, upon our exercise of the option, we agreed to issue one share of our common stock for each 1,000 shares of Preferred Stock purchased by us. As consideration for the Keens’ grant of the option, we paid them $5,000. We exercised this option and, in December 2018, completed the repurchase by the Preferred Stock and issued 35,190 shares of our common stock to the Keens.

***************

During 2019, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

ACM LLP (“ACM”) has acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018. ACM has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees of ACM for the years ended December 31, 2019 and 2018, respectively:

	2019		2018
Audit Fees	$135,000		$135,000
Audit-Related Fees	-		-
Tax Fees	16,960	(1)	19,500	(2)
Other Fees	-		-
Total	$151,960		$154,500

(1)	Tax fees in 2019 relate to tax returns for the 2018 year
(2)	Tax fees in 2018 relate to tax returns for the 2017 year

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

Shareholders and Board of Directors

Surna Inc.

Boulder, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Surna Inc. and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a shareholders’ deficit as of December 31, 2019 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, on January 1, 2019, the Company changed its method of accounting for leases due to the adoption of the Accounting Standards Codification Topic 842, Leases.

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

Greeley, Colorado

March 24, 2020

Surna Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current Assets
Cash and cash equivalents	$922,177	$253,387
Accounts receivable (net of allowance for doubtful accounts of $151,673 and $119,022, respectively)	138,357	210,187
Inventory, net	1,231,243	935,886
Prepaid expenses and other	269,491	128,348
Total Current Assets	2,561,268	1,527,808
Noncurrent Assets
Property and equipment, net	257,923	520,321
Goodwill	631,064	631,064
Intangible assets, net	11,930	23,028
Deposits	51,000	51,000
Operating lease right-of-use asset	534,133	-
Total Noncurrent Assets	1,486,050	1,225,413

TOTAL ASSETS	$4,047,318	$2,753,221

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,832,959	$1,917,087
Deferred revenue	1,444,472	641,798
Accrued equity compensation	503,466	-
Current portion of operating lease liability	217,843	-
Total Current Liabilities	3,998,740	2,558,885

NONCURRENT LIABILITIES
Operating lease liability, net of current portion	404,209	-
Total Noncurrent Liabilities	404,209	-

TOTAL LIABILITIES	4,402,949	2,558,885

Commitments and Contingencies (Note 10)

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 228,216,638 and 224,989,794 shares issued and outstanding, respectively	2,283	2,250
Additional paid in capital	25,326,593	24,538,027
Accumulated deficit	(25,684,927)	(24,346,361)
Total Shareholders’ (Deficit) Equity	(355,631)	194,336

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$4,047,318	$2,753,221

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2019	2018
Revenue, net	$15,224,454	$9,581,968

Cost of revenue	10,675,601	7,132,090

Gross profit	4,548,853	2,449,878

Operating expenses:
Advertising and marketing expenses	675,703	979,711
Product development costs	521,044	317,713
Selling, general and administrative expenses	4,662,695	5,972,948
Total operating expenses	5,859,442	7,270,372

Operating loss	(1,310,589)	(4,820,494)

Other (expense) income:
Other (expense) income, net	(27,977)	58,254
Interest expense	-	(2,908)
Gain on change in fair value of derivative liabilities	-	21,403
Total other (expense) income	(27,977)	76,749

Loss before provision for income taxes	(1,338,566)	(4,743,745)

Income taxes	-	-

Net loss	$(1,338,566)	$(4,743,745)

Loss per common share – basic and dilutive	$(0.006)	$(0.022)

Weighted average number of common shares outstanding, basic and dilutive	227,662,184	218,752,365

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Changes in Shareholders’ (Deficit) Equity

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2017	77,220,000	$772	206,248,522	-	$2,062	$20,664,563	$(19,254,911)	$1,412,486
Cumulative effect of changes due to adoption of ASC 606 revenue recognition	-	-	-	-	-	-	56,912	56,912
Adjusted balance January 1, 2018 to reflect adoption of ASC 606	77,220,000	772	206,248,522	-	2,062	20,664,563	(19,197,999)	1,469,398

Extinguishment of derivative liability upon exercise of investor warrants	-	-	-	-	-	389,477	-	389,477
Common shares issued on cashless exercise of former director and investor warrants	-	-	2,666,865	-	27	(27)	-	-
Common shares issued on exercise of investor warrants and employee options	-	-	125,000	-	1	18,375	-	18,376
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,867,368	1,000,000	88	(88)	-	-
Common shares issued as compensation for services	-	-	1,809,349	-	19	408,617	-	408,636
Common shares issued in settlement agreement	-	-	800,000	-	8	226,392	-	226,400
Fair value of vested restricted stock units awarded to employees and directors	-	-	-	-	-	1,295,368	-	1,295,368
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	160,218	-	160,218
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	165,208	-	165,208
Common shares issued for cash	-	-	7,562,500	-	76	1,209,924	-	1,210,000
Repurchase of common shares from related party	-	-	(3,125,000)	-	(31)	-	(399,969)	(400,000)
Repurchase of preferred stock from related party in exchange for issuance of common stock	(35,189,669)	(352)	35,190	-	-	-	(4,648)	(5,000)
Net loss	-	-	-	-	-	-	(4,743,745)	(4,743,745)
Balance December 31, 2018	42,030,331	420	224,989,794	1,000,000	2,250	24,538,027	(24,346,361)	194,336
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	2,240,000	560,000	23	(23)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	278,906	-	278,906
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	390,484	-	390,484
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	44,209	-	44,209
Net loss	-	-	-	-	-	-	(1,338,566)	(1,338,566)
Balance December 31, 2019	42,030,331	$420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(1,338,566)	$(4,743,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	161,180	163,700
Gain on change in derivative liabilities	-	(21,403)
Compensation paid in equity	788,599	2,029,430
Provision for doubtful accounts	32,651	13,755
Provision for excess and obsolete inventory	(223,971)	(28,037)
Loss on disposal of assets	115,359	19,279

Changes in operating assets and liabilities:
Accounts receivable	39,179	198,647
Inventory	(71,386)	(385,227)
Prepaid expenses and other	(141,143)	165,660
Accounts payable and accrued liabilities	23,830	52,329
Deferred revenue	802,674	(313,161)
Lease liability, net	(20,039)	-
Accrued equity compensation	503,466	-
Net cash provided by (used in) operating activities	671,833	(2,848,773)

Cash Flows From Investing Activities
Capitalization of intangible assets	-	(5,028)
Purchases of property and equipment	(3,043)	(261,222)
Proceeds from payment of tenant improvement allowance	-	100,000
Cash disbursed for equipment held for lease	-	(16,237)
Net cash used in investing activities	(3,043)	(182,487)

Cash Flows From Financing Activities
Cash proceeds from sale of common stock and warrants	-	1,210,000
Proceeds from exercises of stock options	-	3,375
Proceeds from exercise of investor warrants	-	15,000
Repurchase of common shares from related party	-	(400,000)
Purchase of option to repurchase preferred stock from related party	-	(5,000)
Payments on loans from shareholders	-	(6,927)
Net cash provided by financing activities	-	816,448

Net increase (decrease) in cash	668,790	(2,214,812)
Cash, beginning of period	253,387	2,468,199
Cash, end of period	$922,177	$253,387

Non-cash investing and financing activities:
Equity issued in settlement	$-	$226,400
Extinguishment of derivative liability on cashless exercise of warrants	$-	$389,477
Unpaid purchases of equipment and other assets	$-	$4,500

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009 and is headquartered in Boulder, Colorado. The Company designs, engineers and sells cultivation technologies for controlled environment agriculture to state- and provincial-regulated cannabis cultivators in the U.S. and Canada. The Company’s products and services consist primarily of: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cannabis cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Currently, the Company’s revenue stream is derived primarily from supplying its products, services and technologies to commercial indoor and hybrid sealed greenhouse cannabis cultivation facilities. The Company leverages its experience in this space to bring value-added climate control solutions to its customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving code and regulatory requirements. The Company is not involved in the production or sale of cannabis.

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

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated sufficient revenue and has historically funded its operations through the sale of common stock, the issuance of debt and the receipt of advance payments from customers. The Company is subject to risks, expenses and uncertainties similar to those encountered by similarly situated companies. See Note 3.

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

Surna Inc.

Notes to Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount, or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on the Company’s review, it establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $151,673 and $119,022, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2019 and 2018, the allowance for excess and obsolete inventory was $71,376 and $295,347, respectively.

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

Long-lived tangible assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2019 and 2018.

Goodwill and Intangible Assets

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company completed this assessment as of December 31, 2019, and concluded that no impairment existed.

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

Surna Inc.

Notes to Consolidated Financial Statements

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

As of January 1, 2018, the Company had outstanding warrants to purchase 2,625,000 shares of the Company’s common stock that were issued in connection with Series 3 convertible notes (“Series 3 Warrants”) that provided for a reduction in the exercise price of the warrants in the event the Company issued common stock in a registered offering at a price below the exercise price. In such event, the exercise price under the warrants would be reduced to the price of the common stock in the dilutive issuance.

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

During the year ended December 31, 2018, the Company issued 1,168,540 shares of its restricted common stock upon the cashless exercise of all of the outstanding Series 3 Warrants. The change in fair value in derivative liabilities of $21,403 during the year ended December 31, 2018 was recorded as gain on change in derivative liabilities in the Company’s consolidated statements of operations, and the Company extinguished the derivative liability of approximately $389,000 and recorded an increase in additional paid-in capital of the same amount during the year ended December 31, 2018.

The following table sets forth movement in the derivative liability related to the Series 3 Warrants:

Balance January 1, 2018	$410,880
Gain on change in derivative liability, net	(21,403)
Balance prior to exercise of associated warrants	389,477
Extinguishment of derivative liability on cashless exercise of associated warrants	(389,477)
Balance December 31, 2018	$-

Due to their short-term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2019 and 2018, there were no derivative financial instruments.

Surna Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

The following table sets forth the Company’s revenue by source:

	For the Years Ended December 31,
	2019	2018
Equipment and systems sales	$13,692,863	$8,288,102
Engineering and other services	1,239,130	1,040,764
Shipping and handling	292,461	243,072
Other revenue	-	10,030
Total revenue	$15,224,454	$9,581,968

Revenue Recognition Accounting Policy Summary

The Company accounts for revenue in accordance with ASC 606. Under the revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of the Company’s contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life-cycle from facility design and construction to equipment delivery and system installation and start-up. The Company does not provide construction services or system installation services. Some of the Company’s contracts with customers contain a single performance obligation, typically engineering only services contracts.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on standalone selling price. The Company determines the standalone selling price for each of the performance obligations at the inception of the contract and does not adjust the initial allocation for future changes in any selling prices. When estimating the selling price, the Company uses various observable inputs. The best observable input is the Company’s actual selling price for the same good or service, however, this input is generally not available for the Company’s contracts containing multiple performance obligations. For engineering services, the Company estimates the standalone selling price by reference to certain physical characteristics of the project, such as facility size and mechanical systems involved, which are indicative of the scope and complexity of the mechanical engineering services to be provided. For equipment sales, the standalone selling price is determined by forecasting the expected costs of the equipment and components and then adding an appropriate margin, based on a range of acceptable margins established by management. Depending on the nature of the performance obligations, the Company may use a combination of different methods and observable inputs if certain performance obligations have highly variable or uncertain standalone selling prices. Once the selling prices are determined, the Company applies the relative values to the total contract consideration and estimates the amount of the transaction price to be recognized as each promise is fulfilled.

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

Surna Inc.

Notes to Consolidated Financial Statements

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of December 31, 2019 and 2018, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2019 and 2018, deferred revenue, which was classified as a current liability, was $1,444,472 and $641,798, respectively.

For the year ended December 31, 2019, the Company recognized revenue of $473,682 related to the deferred revenue at January 1, 2019, or 74%. For the year ended December 31, 2018, the Company recognized revenue of $876,350 related to the deferred revenue at January 1, 2018, or 87%.

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

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of the Company’s control, make it difficult for the Company to predict when it will recognize revenue on its remaining performance obligations. There are risks that the Company may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when the Company is able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, the uncertainty regarding the COVID-19 virus, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able fulfill its backlog, and the Company may experience contract cancellations, project scope reductions or project delays.

Surna Inc.

Notes to Consolidated Financial Statements

As of December 31, 2019, the Company’s remaining performance obligations, or backlog, was $9,558,000, of which $5,903,000, or 62%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed; these reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, there is a delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2019 includes booked sales orders of $384,000 from several customers that the Company does not expect to be realized until 2022, if at all.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2020	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$5,359,000	$271,000	$273,000	$5,903,000
Remaining performance obligations related to partial equipment paid contracts	3,130,000	414,000	111,000	3,655,000
Total remaining performance obligations	$8,489,000	$685,000	$384,000	$9,558,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2019 and 2018, the Company had an accrued warranty reserve amount of $185,234 and $144,822, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Concentrations

One customer accounted for 44% of the Company’s revenue for the year ended December 31, 2019. No customers accounted for more than 10% of the Company’s revenue for the year ended December 31, 2018.

The Company’s accounts receivable from three customers made up 59%, 16%, and 10%, respectively, of the total balance as of December 31, 2019. The Company’s accounts receivable from three customers made up 17%, 12%, and 11%, respectively, of the total balance as of December 31, 2018.

Three suppliers accounted for 30%, 17% and 12% of the Company’s purchases of inventory for the year ended December 31, 2019, and one supplier accounted for 39% of the Company’s purchases of inventory for the year ended December 31, 2018.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2019 and 2018, the Company incurred $521,044 and $317,713, respectively, on product development.

Surna Inc.

Notes to Consolidated Financial Statements

Accounting for Share-Based Compensation

The Company recognizes the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that the Company grants under its equity incentive plan in its consolidated financial statements based on their grant date fair value. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized ratably from the service inception date to the vesting date for each tranche, based on the probability of vesting. The probability of awards with future performance conditions is evaluated each reporting period and compensation expense is adjusted based on the probability assessment.

Awards are considered granted, and the service inception date begins, when mutual understanding of the key terms and conditions of the award between the Company and the recipient has been established. For awards that provide discretion to adjust the amount of the award, the service inception date for such awards could precede the grant date as a mutual understanding of the key terms and conditions of the award between the Company and the recipient has not yet been established. For awards in which the service inception date precedes the grant date, compensation cost is accrued beginning on the service inception date.

Subsequent to December 31, 2019, the Company’s Board of Directors (the “Board”) approved annual incentive compensation awards to certain employees and the Company’s independent directors payable in non-qualified stock options, based on the Company’s performance and each employee’s and director’s contributions to such performance for the 2019 year. See Note 16. The non-qualified stock options were granted subsequent to December 31, 2019, were not subject to an additional service requirement and were immediately vested at the date of the grant. The final amount of the annual incentive compensation award, and number of non-qualified stock options granted, were determined, and communicated to the employee, subsequent to December 31, 2019. The estimated compensation expense of $503,466 related to the 2019 incentive awards was accrued as of December 31, 2019. Since such incentive awards will be settled in non-qualified stock options, the accrued compensation expense has been classified as a current liability until the number of non-qualified stock options is fixed pursuant to a grant by the Board. At that time, the incentive award becomes equity-classified.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company’s fiscal year beginning January 1, 2019. While the Company grants stock options to nonemployees, the adoption of ASU 2018-07 did not have a material effect on its consolidated results of operations, cash flows and financial position.

Share-based compensation costs (including accrued compensation expense related to the 2019 incentive awards settled in non-qualified stock options after December 31, 2019) totaled $1,292,065 and $2,029,430 for the years ended December 31, 2019 and 2018, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

Surna Inc.

Notes to Consolidated Financial Statements

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Share-based compensation costs included in:
Cost of revenue	$91,081	$100,736
Advertising and marketing expenses	33,977	7,671
Product development costs	45,330	4,548
Selling, general and administrative expenses	1,121,677	1,916,475
Total share-based compensation expense included in consolidated statement of operations	$1,292,065	$2,029,430

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method.

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

Surna Inc.

Notes to Consolidated Financial Statements

The Company is subject to risks common to similarly-situated companies including, but not limited to, general economic conditions, its customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, new technological innovations, dependence on key personnel, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability, and the need to obtain additional financing. As a supplier of services and equipment to cannabis cultivators, the Company is also subject to risks related to the cannabis industry. Although certain states have legalized medical and/or recreational cannabis, U.S. federal laws continue to prohibit marijuana in all its forms as well as its derivatives. Any changes in the enforcement of U.S. federal laws may adversely affect the implementation of state and local cannabis laws and regulations that permit medical or recreational cannabis and, correspondingly, may adversely impact the Company’s customers. The Company’s success is also dependent upon its ability to raise additional capital and to successfully develop and market its products. See Note 3.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 also required that share-based payment awards granted to a customer in conjunction with selling goods or services be accounted for under Topic 606, Revenue from Contracts with Customers. The Company adopted this new accounting guidance for the fiscal year beginning January 1, 2019, and such adoption did not have a material effect on its consolidated results of operations, cash flows and financial position. In November 2019, the FASB issued ASU 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) Codification Improvements – Share-Based Consideration Payable to a Customer, which requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718, with the amount recorded as a reduction of the transaction price measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. ASU 2019-08 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, but, instead, the impairment of receivables arising from operating leases are accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify, correct errors in, or improve the codification of Topic 326 and make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $1,338,600 for the year ended December 31, 2019, and had an accumulated deficit of approximately $25,685,000 and a shareholders’ deficit of approximately $356,000 as of December 31, 2019. Since inception, the Company has financed its activities principally through debt and equity financing, advance payments from customers and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company is subject to a number of risks similar to those of other similar stage and situated companies, including general economic conditions, its customers’ operations and prospects for and ability to obtain project financing, and market and business disruptions, including the disruptions from and response to the recent outbreak of COVID-19, a novel strain of coronavirus first identified in China; dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure.

There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. The Company’s ability to raise equity capital is also limited by the Company’s stock price, and any such issuance could be highly dilutive to existing shareholders.

While the Company’s 2019 revenue of approximately $15,224,000 represents an increase of 59% over the prior year, the Company’s revenue recognition on contracts continues to be unpredictable and inconsistent quarter-over-quarter, and the Company has incurred, and expects to incur, additional operating expenses to support such growth. The Company generated approximately $672,000 in cash flow from operating activities in 2019. However, as a result of the Company’s growth and its efforts to expand and upgrade its products, the Company’s working capital deficit as of December 31, 2019 was approximately $1,437,000, compared to approximately $1,031,000 as of December 31, 2018. However, the Company’s 2019 year-end working capital deficit includes $503,000 of accrued compensation expense that was paid in stock options in the first quarter of 2020. See Note 16.

A number of recent events have had an adverse impact on the Company’s operations and financial condition, including constraints on capital availability for the Company’s customers and prospects who have commenced, or are contemplating, new or expanded cultivation facilities and the recent outbreak of a novel strain of coronavirus, which has spread across the globe including the U.S. As a result of these events, the Company has assessed its near-term operations, working capital, finances and capital formation opportunities, and implemented, in late March 2020, a downsizing of its operations, including workforce reductions, reductions of salaried employee compensation and a reduction of hours worked to preserve cash resources, cut costs and focus its operations on customer-centric sales and project management activities. In addition, any potential government mandate to limit non-essential work would have a material adverse effect on management’s revised plans. The extent to which COVID-19 will impact the Company’s business and financial results will depend on future developments, which are uncertain and cannot be predicted. See Note 16. The duration and likelihood of success of this downsizing effort, workforce reduction and cost-cutting measures are uncertain. If these actions do not meet management’s expectations, or additional capital is not available, there is substantial doubt about the Company’s ability to continue as a going concern. Other factors that will impact the Company’s ability to continue operations include the market demand for the Company’s products and services, the ability to service its customers and prospects with a reduced workforce, potential contract cancellations, project scope reductions and project delays, the Company’s ability to fulfill its backlog, the management of working capital, and the continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next twelve months. If the Company is unable to increase revenues, or otherwise generate cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note 4 – Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)(“ASC 842” or the “new lease standard”). The Company adopted ASC 842 as of January 1, 2019, using the effective date method. Consequently, financial information will not be updated, and the disclosures required under the new lease standard will not be provided, for dates and periods prior to January 1, 2019.

Surna Inc.

Notes to Consolidated Financial Statements

The new lease standard provides a number of optional practical expedients in transition. The Company has elected to apply the “package of practical expedients” which allow the Company to not reassess: (i) whether existing or expired arrangements contain a lease, (ii) the lease classification of existing or expired leases, or (iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. The Company has also elected to apply the short-term lease exemption for all leases with an original term of less than 12 months, for purposes of applying the recognition and measurements requirements in the new lease standard.

On June 27, 2017, the Company entered into a lease for its manufacturing and office space (the “Facility Lease”), which commenced September 29, 2017 and continues through August 31, 2022. The Company occupied its 12,700 square foot space for $12,967 per month until January 1, 2018. On January 2, 2018, the leased space was expanded to 18,600 square feet, and the monthly rental rate increased to $18,979 until August 31, 2018. Beginning September 1, 2018 and 2019, the monthly rent increased to $19,549 and $20,135, respectively. On each September 1 through the end of the lease, the monthly rent will increase by 3%. Pursuant to the current lease, the Company made a security deposit of $51,000 on July 31, 2017. The Company has the option to renew the Facility Lease for an additional five years.

Total rent under the Facility Lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to operating lease liability on the Company’s condensed consolidated balance sheets. As of January 1, 2019, the remaining deferred rent of $26,477 was reclassified to the operating lease liability under the new lease standard.

Upon adoption of the new lease standard, the Company recognized its lease for manufacturing and office space (the “Facility Lease”) on the balance sheet as an operating lease right-of-use asset in the amount of $714,416 and as a lease liability of $822,374. The renewal option to extend the Facility Lease is not included in the right-of-use asset or lease liability as the option is not reasonably certain of exercise. The Company regularly evaluates the renewal option and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

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

Under the Facility Lease, the Company pays the actual amounts for property taxes and insurance, excludes such payments from lease contract consideration, and records such payments as incurred. The Company also pays the landlord for common area maintenance, which is considered a nonlease component. For the Facility Lease, the Company has elected to exclude nonlease components from lease contract consideration.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Year Ended
December 31, 2019
Operating lease cost	$216,889
Operating cash outflow from operating lease	$236,930

As of December 31, 2019
Operating lease right-of-use assset	$534,133
Operating lease liability, current	$217,843
Operating lease liability, long-term	$404,209

Remaining lease term	2.7 years
Discount rate	5.00%

Surna Inc.

Notes to Consolidated Financial Statements

Future annual minimum lease payments on the Facility Lease as of December 31, 2019 were as follows:

Years Ended December 31,
2020	$244,038
2021	251,360
2022	170,891
Total minimum lease payments	666,289
Less imputed interest	(44,237)
Present value of minimum lease payments	$622,052

Note 5 – Inventory

Inventory consisted of the following:

	As of December 31,
	2019	2018
Finished goods	$1,041,369	$869,895
Work in progress	3,851	9,080
Raw materials	257,399	352,258
Allowance for excess & obsolete inventory	(71,376)	(295,347)
Inventory, net	$1,231,243	$935,886

Overhead expenses of $31,831 and $34,000 were included in the inventory balance as of December 31, 2019 and 2018, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2019	2018
Furniture and equipment	$389,090	$386,047
Equipment held for lease	-	176,042
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	619,283	792,282
Accumulated depreciation	(361,360)	(271,961)
Property and equipment, net	$257,923	$520,321

Depreciation expense amounted to $157,860 for the year ended December 31, 2019, of which $7,010 was allocated to cost of revenue. Depreciation expense amounted to $158,683 for the year ended December 31, 2018, of which $7,940 was allocated to cost of revenue.

As of December 31, 2018, the Company’s property and equipment, net included the gross cost of the equipment leased to a cultivation company affiliated with one of the Co-founders of $176,042, and accumulated depreciation of $39,120. During the year ended December 31, 2019, the Company wrote-off the carrying value of the leased equipment. See Note 9.

Surna Inc.

Notes to Consolidated Financial Statements

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2019	2018
Patents	$12,234	$20,012
Website development costs	22,713	22,713
Trademarks	1,830	1,830
	36,777	44,555
Accumulated amortization	(24,847)	(21,527)
Intangible assets, net	$11,930	$23,028

Patents when issued are amortized over 14 years, and web site development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. Amortization expense for intangibles amounted to $3,320 and $5,017 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, the Company wrote-off $7,778 related to patents that had been abandoned.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2019	2018
Accounts payable	$1,299,015	$1,278,678
Sales commissions payable	69,532	56,277
Accrued payroll liabilities	169,052	127,915
Product warranty accrual	185,234	144,822
Other accrued expenses	110,127	309,395
Total	$1,832,959	$1,917,087

Note 9 – Related Party Agreements and Transactions

Agreements and Transaction with Company’s Co-Founders

The following describes certain agreements and transactions between the Company and its co-founders (the “Co-founders”). The Co-founders held various executive officer and director positions with the Company until May 2018. One of the Co-founders also was a consultant to the Company until May 2018. The Co-founders are also shareholders of the Company. Based on information available to the Company, the Co-founders did not own more than 10% of the Company’s outstanding common stock at any time during 2019.

Consulting Agreement

In May 2017, the Company entered into a three-year consulting agreement with one of the Co-founders to provide certain consulting services to the Company including research and development, new product design and innovations, existing product enhancements and improvements, and other technology advancements with respect to the Company’s business and products in exchange for an annual consulting fee of $30,000. Pursuant to the terms of the consulting agreement, the Company recorded consulting fees of $10,000 during the year ended December 31, 2018. In May 2018, the consulting agreement was terminated by the parties.

Equipment, Demonstration and Product Testing Agreement

In May 2017, the Company entered into a three-year equipment, demonstration and product testing agreement with a licensed cannabis cultivation company affiliated with one of the Co-founders. Under this agreement, the Company agreed to lease the cultivation company certain cultivation equipment in exchange for a quarterly fee of $16,500, which was increased to $18,330 to reflect additional leased equipment requested by the cultivation company (the “Lease Fee”). In consideration for access to the cultivation facility to conduct demonstration tours and for the product testing and data to be provided by the cultivation company, the Company agreed to pay the cultivation company a quarterly fee of $12,000 (the “Demo and Testing Fee”).

Surna Inc.

Notes to Consolidated Financial Statements

The Company and the cultivation company each made their respective payments under this agreement through June 30, 2018. Thereafter, the cultivation company failed to make any subsequent payments of the Lease Fee and, as a result, the Company did not pay the Demo and Testing Fee. During the second quarter of 2019, the Company notified the cultivation company of its breach for non-payment of the Lease Fee. In February 2020, the parties mutually agreed to terminate this agreement and release each other from all claims related to this agreement, including any unpaid Lease Fees or Demo and Testing Fees. The Company also agreed to transfer the equipment to the cultivation company for no additional consideration. See Note 16.

During the year ended December 31, 2018, the Company recorded Demo and Testing Fees of $32,000 as operating expenses in the consolidated statements of operations. During the year ended December 31, 2018, the Company also recorded Lease Fees of $48,880 as “Other income, net” in the consolidated statements of operations. As of December 31, 2018, unpaid Lease Fees of $36,660 were included in accounts receivable and unpaid Demo and Testing Fees of $24,000 were included in accounts payable.

During the third quarter of 2019, the Company determined that it was unlikely that any further payment of Lease Fees would be paid by the cultivation company, and the Company: (i) wrote off the balance of the accounts receivable related to unpaid Lease Fees, with a corresponding charge to “Other income, net” in the consolidated statements of operations, (ii) reversed the accounts payable related to the unpaid Demo and Testing Fees, with a corresponding credit to operating expenses, and (iii) wrote-off the remaining carrying value of the leased equipment of $107,581, which was included in property and equipment on the Company’s consolidated balance sheet. For the year ended December 31, 2019, the net impact of the foregoing items on the consolidated statements of operations was a charge of $120,241.

Employment Agreement

In May 2018, the Company and one of the Co-founders entered into an employment agreement which provided for an initial base salary of $150,000 per year and certain sales incentive. Pursuant to the employment agreement, the Company awarded 4,800,000 restricted stock units (“RSUs”) to the Co-founder that vested at certain dates in the future, subject to the co-founder’s continued employment. As of December 31, 2019: (i) the Company has issued 2,000,000 shares of common stock in settlement of vested RSUs, (ii) 1,000,000 shares of common stock in settlement of RSUs that vested December 31, 2019 were issued subsequent to December 31, 2019, (iii) the parties mutually agreed to cancel 1,000,000 RSUs, and (iii) 800,000 RSUs are scheduled to vest on April 30, 2020.

Stock Repurchase Agreement

In May 2018, the Company and the Co-founders entered into a stock repurchase agreement, pursuant to which the Company agreed to repurchase from the Co-founders certain shares of the Company’s common stock, subject to the closing of a private placement offering to accredited investors of the Company’s common stock, which occurred during the second quarter of 2018. In June 2018, the Company closed the transaction under the stock repurchase agreement and repurchased 3,125,000 shares of the Company’s common stock from the Co-founders for a total purchase price of $400,000. See Note 11.

Purchase of Preferred Stock

In May 2018, the Company and the Co-founders entered into a preferred stock option agreement under which the Company had the right, but not the obligation, to acquire all 35,189,669 shares of preferred stock owned by the Co-founders (the “Preferred Stock”) on or before April 30, 2020. Pursuant to the preferred stock option agreement, upon exercise of the option by the Company, the Company agreed to issue one share of the Company’s common stock for each 1,000 shares of Preferred Stock purchased by the Company. As consideration for the Co-founders’ grant of the option, the Company paid them $5,000. The Company exercised this option and, in December 2018, completed the repurchase of the Preferred Stock and issued 35,190 shares of the Company’s common stock to the Co-founders. See Note 11.

Surna Inc.

Notes to Consolidated Financial Statements

Note 10 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. See Note 16.

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

Note 11 – Preferred and Common Stock

Preferred Stock

In May 2018, the Company acquired an option to purchase 35,189,669 shares of preferred stock owned by the Co-founders. The Company paid the Co-founders $5,000 for this option. The Company exercised this option and, in December 2018, completed the repurchase by these shares of preferred stock and issued 35,190 shares of the Company’s common stock to the Co-founders. The Company recorded the purchase price for the repurchased shares as a reduction to preferred stock at par value with the remainder of the purchase price reflected as an increase to accumulated deficit.

As of December 31, 2019 and 2018, there were 42,030,331 shares of Series A preferred stock, par value $0.00001 per share, issued and outstanding. The holders of Series A preferred stock have one vote per share of Series A preferred stock equivalent to one vote of the Company’s common stock. The Series A preferred stock ranks senior to the Company’s common stock. The holders of shares of Series A preferred stock are not entitled to receive dividends and have no conversion or preemptive rights. Upon liquidation, dissolution or winding up of the Company’s business, after payment to the holders of any senior securities, the holders of Series A preferred stock are entitled to receive a preferential cash payment per share of Series A preferred stock equal to the stated value of the preferred stock, prior to any payment to the holders of common stock.

Common Stock

During the year ended December 31, 2019, the Company did not issue any shares of its common stock in a private, non-registered transaction.

During the year ended December 31, 2018, the Company issued shares of its common stock in private, non-registered transactions as follows:

●	100,000 shares upon the exercise of certain warrants by an investor and payment of the exercise price of $15,000;

●	1,498,325 shares upon the exercise of certain warrants by a former director on a cashless exercise basis;

●	1,168,540 shares upon exercise of certain warrants by investors on a cashless exercise basis;

●	800,000 shares in connection with the settlement of a commercial dispute;

Surna Inc.

Notes to Consolidated Financial Statements

●	273,675 shares to consultants as compensation for services rendered;

●	31,562 shares to certain employees under a sales incentive plan;

●	7,562,500 shares of common stock were issued to accredited investors in a unit offering completed in June 2018 (see Note 12); and

●	35,190 shares of common stock were issued to the Co-founders in December 2018 in connection with the Company’s exercise of the preferred stock option (see Note 9).

During the year ended December 31, 2019, the Company issued shares of its common stock under the Company’s 2017 Equity Plan as follows:

●	197,370 shares of common stock were issued to independent directors in lieu of cash director fees;

●	789,474 shares of common stock were issued to independent directors as the 2019 equity retainer fee;

●	1,120,000 shares of common stock were issued to certain employees in settlement of vested restricted stock units; and

●	1,120,000 shares of common stock were issued to certain employees as a stock incentive bonus.

During the year ended December 31, 2018, the Company also issued shares of its common stock under the Company’s 2017 Equity Plan as follows:

●	345,454 shares of common stock were issued to independent directors in lieu of cash director fees;

●	5,447,368 shares of common stock were issued to certain employees and independent directors in settlement of vested restricted stock units;

●	3,420,000 shares of common stock were issued to certain employees as a stock incentive bonus;

●	1,158,658 shares of common stock were issued to a consultant as compensation for services rendered in lieu of cash fees and a bonus fee; and

●	25,000 shares of common stock were issued to a former employee upon exercise of certain non-qualified stock options.

In June 2018, the Company repurchased 3,125,000 shares of the Company’s common stock from the Co-founders for a repurchase price of $400,000. See Note 9. Following the repurchase, the Company retired these shares and returned them to unauthorized and unissued shares. The Company recorded the purchase price for the repurchased shares as a reduction to common stock at par value with the remainder of the purchase price reflected as an increase to accumulated deficit.

Note 12 – Unit Offering

In June 2018, the Company completed a private placement offering of investment units, at a price of $0.16 per unit, with certain accredited investors. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (the “Q2 2018 Warrants”). The Company issued a total of 7,562,500 units for aggregate proceeds of $1,210,000, with $400,000 from the proceeds used to repurchase shares of common stock from the Co-founders.

Surna Inc.

Notes to Consolidated Financial Statements

Note 13 – Outstanding Warrants

Series 2 Warrants

In October 2014, the Company offered up to 60 investment units at a price per unit of $50,000. Each unit consisted of (i) 250,000 shares of the Company’s common stock, (ii) a $50,000 10% convertible promissory note (“Series 2 Convertible Note”), and (iii) warrants for the purchase of 50,000 shares of the Company’s common stock (“Series 2 Warrants”). As of December 31, 2018, Series 2 Warrants to purchase 901,250 shares of common stock were outstanding, all of which expired unexercised during the year ended December 31, 2019.

Warrants Issued to Investment Bank

Pursuant to a certain agreement for services rendered in connection with the conversion of the Series 2 Convertible Notes, during the year ended December 31, 2017, the Company issued to an investment bank or its designees a warrant (“Banker Warrant”) to purchase, at an exercise price $0.35 per share, 500,000 shares of the Company’s common stock. The Banker Warrants were fully vested on the date of issuance, were exercisable beginning December 20, 2017 and expire June 20, 2020. As of December 31, 2019, the Banker Warrant is outstanding.

Q1 2017 Warrants

In March 2017, the Company issued 16,781,250 investment units, for aggregate gross proceeds of $2,685,000, or $0.16 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q1 2017 Warrants”); however, one investor declined receipt of the warrant to purchase 468,750 shares of the Company’s common stock. Pursuant to the Q1 2017 Warrants, the holder thereof may at any time on or after six months after the issuance date and on or prior to the close of business on the date that is the third anniversary of the issuance date, purchase up to the number of shares of the Company’s common stock as set forth in the respective warrant. The exercise price per share of the common stock under the Q1 2017 Warrants is $0.26, subject to customary adjustments as provided in the warrant. Each Q1 2017 Warrant is callable at the Company’s option commencing six months from the issuance date, provided the closing price of the Company’s common stock is $0.42 or greater for five consecutive trading days. Commencing at any time after the date on which such call condition is satisfied, the Company has the right, upon 30 days’ notice to the holder, to redeem the warrant shares at a price of $0.01 per warrant share. The holder may exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. As of December 31, 2019, Q1 2017 Warrants to purchase 16,312,500 shares of common stock were outstanding. See Note 16.

Q4 2017 Warrants

In December 2017, the Company issued 14,734,000 investment units for aggregate proceeds of $1,768,080, or $0.12 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q4 2017 Warrants”). The Q4 2017 Warrants have an exercise price of $0.20 per share, subject to customary adjustments as provided in the warrant, and have a term of three years. The Q4 2017 Warrants are callable at the Company’s option, provided the closing price of the Company’s common stock is $0.36 or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder may exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. As of December 31, 2019, Q4 2017 Warrants to purchase 14,734,000 shares of common stock were outstanding.

Q2 2018 Warrants

In June 2018, the Company completed a private placement offering of investment units, with each unit consisting of one share of the Company’s common stock and one Q2 2018 Warrant. See Note 12. The Q2 2018 Warrants have an exercise price of $0.25 per share of the common stock underlying each warrant, subject to customary adjustments as provided in the warrant. The Q2 2018 Warrants are exercisable commencing July 1, 2018 until June 30, 2021. The Q2 2018 Warrants are callable at the Company’s option, beginning on July 1, 2019 until the expiration thereof on June 30, 2021, provided the closing price of the Company’s common stock is $0.40 (subject to adjustment as provided in the warrant) or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder may exercise the warrant (in whole or in part) prior to the redemption date at the exercise price. As of December 31, 2019, Q2 2018 Warrants to purchase 7,562,500 shares of common stock were outstanding.

Surna Inc.

Notes to Consolidated Financial Statements

Note 14 – Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the Company’s 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2019, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The total unrecognized compensation expense for unvested non-qualified stock options and RSUs at December 31, 2019 was $96,939, which will be recognized over 1.0 years.

Restricted Stock Awards

During the year ended December 31, 2018, the Company awarded 1,406,055 shares of restricted stock under the 2017 Equity Plan in consideration of services rendered by the Company’s independent directors and certain consultants. These restricted shares were fully vested at the time of the award and the aggregate value attributable to these shares was $301,650, as calculated using the fair value of the Company’s common stock on date the Board approved these awards.

As of December 31, 2018, the Company had accrued fees owed to the Company’s independent directors totaling $15,000, which were payable in equity. During the year ended December 31, 2019, the Company issued 197,370 shares of restricted stock, which were fully vested at the time of the award, in settlement of these accrued fees.

During the year ended December 31, 2019, the Company also awarded 789,474 shares of restricted stock under the 2017 Equity Plan to the Company’s independent directors and consultants as an equity retainer fee for 2019. These restricted shares were fully vested at the time of the award and the aggregate value attributable to these shares was $60,000, as calculated using the fair value of the Company’s common stock on date the Board approved these awards.

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

Surna Inc.

Notes to Consolidated Financial Statements

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2017	10,235,000	$0.121	8.7	$1,218,375
Granted	6,500,000	$0.118
Exercised	(25,000)	$0.135
Forfeited	(6,083,332)	$0.147
Expired	(66,668)	$0.135
Outstanding, December 31, 2018	10,560,000	$0.104	8.4	$-
Granted	2,000,000	$0.080
Exercised	-	-
Forfeited	(2,408,333)	$0.116
Expired	(16,667)	$0.105
Outstanding, December 31, 2019	10,135,000	$0.096	7.7	$-
Exercisable, December 31, 2019	8,135,000	$0.098	7.4	$-
Outstanding vested and expected to vest, December 31, 2019	10,135,000	$0.096	7.7	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2017	8,349,992	$0.107	$1,000,499	$891,855
Granted	6,500,000	$0.102		$663,569
Vested	(1,433,331)	$0.088		$125,988
Forfeited	(6,083,332)	$0.132		$800,680
Expired	-	-		$-
Nonvested, December 31, 2018	7,333,329	$0.086	$-	$628,756
Granted	2,000,000	$0.065		$130,120
Vested	(4,924,996)	$0.074		$362,998
Forfeited	(2,408,333)	$0.102		$246,344
Expired	-	-		$-
Nonvested, December 31, 2019	2,000,000	$0.075	$-	$149,534

For the years ended December 31, 2019 and 2018, the Company recorded $390,485 and $148,013 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. As of December 31, 2019, total unrecognized share-based compensation related to unvested options was $71,777.

As of December 31, 2019, the Company had granted non-qualified options to purchase 10,250,000 shares which were performance-based. At December 31, 2019, non-qualified options to purchase 6,000,000 shares were forfeited due to the failure to satisfy the 2017, 2018 and 2019 revenue-based performance thresholds and 4,250,000 shares were forfeited due to employee terminations. No compensation expense had been recognized with respect to these performance-based awards since the likelihood of performance levels being obtained was determined to be remote.

Surna Inc.

Notes to Consolidated Financial Statements

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2017	900,000	$0.135	9.6	$94,500
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2018	900,000	$0.135	8.6	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2019	900,000	$0.135	7.6	$-
Exercisable, December 31, 2019	900,000	$0.135	7.6	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2017	450,000	$0.123	$52,470	$55,530
Granted	-	-
Vested	(450,000)	$0.123		$55,530
Forfeited	-	-
Expired	-	-
Nonvested, December 31, 2018	-	-	$-
Granted	-	-
Vested		-
Forfeited	-	-
Expired	-	-
Nonvested, December 31, 2019	-	-	$-

For the years ended December 31, 2019 and 2018, the Company recorded $0 and $12,205 as compensation expense related to vested options issued to directors, respectively. As of December 31, 2019, there was no unrecognized share-based compensation related to unvested options issued to directors.

Surna Inc.

Notes to Consolidated Financial Statements

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2017	13,800,000	$0.122	$3,312,000
Granted	5,514,736	$0.185
Vested and settled with share issuance[1]	(6,447,368)	$0.153
Forfeited	(3,000,000)	$0.112
Outstanding, December 31, 2018	9,867,368	$0.140	$730,185
Granted	-	-
Vested and settled with share issuance[2]	(1,120,000)	$0.181
Forfeited/canceled	(1,197,368)	$0.179
Outstanding, December 31, 2019	7,550,000	$0.128	$528,500
Vested but not settled as of December 31, 2019[3]	6,750,000	$0.121	$472,500
Expected to vest as of December 31, 2019	800,000	$0.184	$56,000

1Includes 1,000,000 RSUs that were vested as of December 31, 2018 and settled with the issuance of 1,000,000 shares of common stock in January 2019.

2Includes 1,000,000 RSUs that were vested as of December 31, 2019 and settled with the issuance of 1,000,000 shares of common stock in January 2020.

3As of December 31, 2019, these RSUs had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. On March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. See Notes 10 and 16.

For the years ended December 31, 2019 and 2018, the Company recorded $278,906 and $1,295,368 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2019, total unrecognized share-based compensation related to unvested RSUs was $25,162. The total intrinsic value of RSUs vested and settled with share issuance was $79,120 and $1,289,500 for the years ended December 31, 2019 and 2018. Subsequent to December 31, 2019, the total intrinsic value of RSUs vested and settled with share issuance was $1,105,750, including the intrinsic value of $1,035,750 related to RSUs that had vested in 2018 but had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. See Notes 10 and 16.

During the year ended December 31, 2018, 3,000,000 RSUs granted to a former executive officer and subject to performance-based vesting were forfeited due to termination of employment. The Company had not recognized any expense related to these RSUs prior to forfeiture since the likelihood of the performance thresholds being satisfied was determined to be remote.

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

Surna Inc.

Notes to Consolidated Financial Statements

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan during the years ended December 31, 2019 and 2018 are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2017	7,040,000	$0.113	$1,689,600
Awarded	4,000,000	$0.170
Vested	(1,860,000)	$0.113
Forfeited	(7,500,000)	$0.144
Unvested, December 31, 2018	1,680,000	$0.112	$124,320
Awarded	-	-
Vested[1]	(1,680,000)	$0.112
Forfeited	-	-
Unvested, December 31, 2019	-	-

1Includes 560,000 stock incentive bonus shares that were vested as of December 31, 2019 and approved by the Company’s Board and settled with the issuance of 560,000 shares of common stock in January 2020.

For the years ended December 31, 2019 and 2018, the Company recorded $44,209 and $165,208 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures of $0 and $404,689, respectively. As of December 31, 2019, there was no unrecognized share-based compensation related to unvested stock bonus awards. The total intrinsic value of stock bonus awards vested and settled with share issuance was $58,240 and $624,520 for the years ended December 31, 2019 and 2018, respectively. Subsequent to December 31, 2019, the total intrinsic value of stock bonus awards vested and settled with share issuance was $39,200. See Note 16.

Note 15 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2019 or 2018 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2019	2018
Income taxes computed at the federal statutory rate	$(281,000)	$(996,000)
States taxes, net of federal benefits	(53,000)	(187,000)
Permanent differences	17,000	105,000
True-up adjustments	199,000	49,000
Adjustment to net operating loss	(86,000)	(87,000)
Other, net	-	(1,000)
Change in valuation allowance	204,000	1,117,000
Reported income tax (benefit) expense	$-	$-

Surna Inc.

Notes to Consolidated Financial Statements

The components of the net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating losses	$4,081,000	$3,899,000
Equity compensation	392,000	321,000
Other deferred tax assets	149,000	188,000
Total deferred tax assets	4,622,000	4,408,000

Deferred tax liabilities:
Other deferred tax liabilities	(58,000)	(48,000)
Total deferred tax liabilities	(58,000)	(48,000)

Net deferred tax assets before valuation allowance	4,564,000	4,360,000
Less valuation allowance	(4,564,000)	(4,360,000)
Net deferred tax assets	$-	$-

As of December 31, 2019, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $16,355,000, which will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2019 and 2018. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2015 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods. The Company has filed Colorado state income tax returns for years 2014 through 2018, Alaska, California and Connecticut state income tax returns for the years 2017 and 2018, and Michigan state income tax returns for the year 2018.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2019 or 2018, nor were any penalties or interest costs included in expense for the years ended December 31, 2019 and 2018.

Surna Inc.

Notes to Consolidated Financial Statements

Note 16 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through March 24, 2020, the date the financial statements were available to be issued. The following events occurred after December 31, 2019.

Since December 31, 2019, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	1,000,000 shares to an employee in settlement of certain RSUs that vested in 2019; and

●	560,000 shares to an employee pursuant to a special incentive stock bonus approved the Board for the period ended December 31, 2019.

Subsequent to December 31, 2019, the Board approved annual incentive compensation awards to certain employees and the Company’s independent directors payable in non-qualified stock options, based on the Company’s performance and each employee’s and director’s contributions to such performance for the 2019 year. A total of 8,616,900 non-qualified stock options were granted under the 2017 Equity Plan subsequent to December 31, 2019, with an exercise price of $0.07 per share. These non-qualified stock options were immediately vested at the date of the grant. The estimated compensation expense of $503,466 related to the 2019 incentive awards was accrued as of December 31, 2019. The accrued compensation expense was classified as a current liability as of December 31, 2019.

In January 2020, the Company granted to a consultant the following non-qualified stock options with an exercise price of $0.07 per share: (i) 1,000,000 options which vested on the date of grant, and (ii) 1,000,000 options which vest on June 30, 2020, subject to the consultant’s continued service through the vesting date.

In February 2020, the Company and a cultivation company affiliated with one of the Co-founders mutually agreed to terminate the equipment, demonstration and product testing agreement and release each other from all claims related to this agreement, including any unpaid Lease Fees or Demo and Testing Fees. The Company also agreed to transfer the leased equipment to the cultivation company for no additional consideration. See Note 9.

Subsequent to December 31, 2019, Q1 2017 Warrants to purchase 14,062,000 shares of common stock expired unexercised. See Note 13.

On March 9, 2020, the Company issued 6,750,000 shares of the Company’s common stock in settlement of restricted stock units to a former employee after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. See Note 10.

In late March 2020, the Company assessed its near-term operations and finances and implemented a downsizing of its operations, including workforce reductions, reductions of salaried employee compensation and a reduction of hours worked to preserve cash resources, cut costs and focus its operations on customer-centric sales and project management activities. This downsizing was implemented in response to recent events, including constraints on capital availability for the Company’s customers and prospects who have commenced, or are contemplating, new or expanded cultivation facilities as well as the recent outbreak of COVID-19. The extent to which COVID-19 will impact the Company’s business and financial results will depend on future developments, which are uncertain and cannot be predicted. See Note 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: March 24, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 24, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 24, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Director

Dated: March 24, 2020	By:	/s/ Timothy J. Keating
Timothy J. Keating, Chairman of the Board

Dated: March 24, 2020	By:	/s/ J. Taylor Simonton
J. Taylor Simonton, Director

55

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2	Form of Common Stock Warrant issued with Convertible Notes (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.3	Form of Note Conversion and Warrant Amendment Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed March 31, 2017).

4.4	Form of Common Stock Warrant issued in Q1 2017 Unit Offering (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed April 2, 2018).

4.5	Form of Common Stock Warrant issued in Q4 2017 Unit Offering (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed April 2, 2018).

4.6	Form of Common Stock Warrant issued in Q2 2018 Unit Offering (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 12, 2018).

10.1+	Executive Employment Agreement between the Company and Anthony K. McDonald dated effective November 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 28, 2018).

10.2+	Board of Directors Agreement between Surna Inc. and Timothy J. Keating dated March 7, 2017 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed March 31, 2017).

10.3+	Surna Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

10.4	Stock Repurchase Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 31, 2018).

10.5	Preferred Stock Option Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 31, 2018).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

21.1*	Subsidiaries

23.1*	Consent of ACM LLP, Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

56