Form 10-Q
period 2020-03-31
Surna Inc.
filed 2020-06-25
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller Reporting Company	[X]
		Emerging Growth Company	[ ]

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

As of June 25, 2020, the number of outstanding shares of common stock of the registrant was 236,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2020

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly owned subsidiary.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

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

●

the impact on our business and that of our customers of the government’s current and potentially future response to the Covid-19 pandemic necessitated to protect our staff and the staff of our customers in the conduct of our business;

●	the overall post-lockdown business climate in our industry;

●	our overall financial condition, including our reduced revenue, cash flow from operating activities and cash balance due to the Covid-19 pandemic economic response and its consequences;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions that may adversely affect demand for the products offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$194,290	$922,177
Accounts receivable (net of allowance for doubtful accounts of $151,673 and $151,673, respectively)	137,669	138,357
Inventory, net	1,314,179	1,231,243
Prepaid expenses and other	194,567	269,491
Total Current Assets	1,840,705	2,561,268
Noncurrent Assets
Property and equipment, net	238,339	257,923
Goodwill	631,064	631,064
Intangible assets, net	7,661	11,930
Deposits	51,000	51,000
Operating lease right-of-use asset	487,467	534,133
Total Noncurrent Assets	1,415,531	1,486,050

TOTAL ASSETS	$3,256,236	$4,047,318

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,133,254	$1,832,959
Deferred revenue	1,153,368	1,444,472
Accrued equity compensation	36,463	503,466
Current portion of operating lease liability	222,397	217,843
Total Current Liabilities	3,545,482	3,998,740

NONCURRENT LIABILITIES
Operating lease liability, net of current portion	346,806	404,209
Total Noncurrent Liabilities	346,806	404,209

TOTAL LIABILITIES	3,892,288	4,402,949

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 236,526,638 and 228,216,638 shares issued and outstanding, respectively	2,366	2,283
Additional paid in capital	25,984,402	25,326,593
Accumulated deficit	(26,623,240)	(25,684,927)
Total Shareholders’ (Deficit) Equity	(636,052)	(355,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$3,256,236	$4,047,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue, net	$1,809,925	$1,771,230

Cost of revenue	1,353,401	1,281,157

Gross profit	456,524	490,073

Operating expenses:
Advertising and marketing expenses	148,921	124,626
Product development costs	144,948	116,933
Selling, general and administrative expenses	1,108,993	1,170,586
Total operating expenses	1,402,862	1,412,145

Operating loss	(946,338)	(922,072)

Other (expense) income:
Other (expense) income, net	14,320	21,877
Interest expense	(6,295)	-
Total other (expense) income	8,025	21,877

Loss before provision for income taxes	(938,313)	(900,195)

Income taxes	-	-

Net loss	$(938,313)	$(900,195)

Loss per common share – basic and dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and dilutive	231,062,462	226,860,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2019	42,030,331	$420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	18,872	-	18,872
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	639,020	-	639,020
Net loss	-	-	-	-	-	-	(938,313)	(938,313)
Balance March 31, 2020	42,030,331	$420	236,526,638	-	$2,366	$25,984,402	$(26,623,240)	$(636,052)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	1,560,000	(880,000)	15	(15)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	92,755	-	92,755
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	172,777	-	172,777
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	15,199	-	15,199
Net loss	-	-	-	-	-	-	(900,195)	(900,195)
Balance March 31, 2019	42,030,331	$420	227,536,638	120,000	$2,275	$24,893,733	$(25,246,556)	$(350,128)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(938,313)	$(900,195)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	30,735	48,859
Compensation paid in equity	657,892	355,731
Provision for doubtful accounts	-	(27,802)
Provision for excess and obsolete inventory	(11,657)	4,092
Loss on disposal of assets	4,124	-

Changes in operating assets and liabilities:
Accounts receivable	688	(28,056)
Inventory	(71,279)	191,503
Prepaid expenses and other	74,924	6,800
Accounts payable and accrued liabilities	289,289	136,635
Deferred revenue	(291,104)	428,827
Lease liability, net	(6,183)	(4,421)
Accrued equity compensation	(467,003)	-
Net cash provided by (used in) operating activities	(727,887)	211,973

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	(727,887)	211,973
Cash, beginning of period	922,177	253,387
Cash, end of period	$194,290	$465,360

Non-cash investing and financing activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company designs, engineers and sells cultivation technologies for controlled environment agriculture including: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cannabis cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated cannabis growers in the U.S. and Canada as well as other international locations, including those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor and hybrid sealed greenhouse facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis.

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. Since inception, the Company has financed its activities principally through debt and equity financing, customer deposits and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. Management believes that the economic dislocations in the overall economy, in the near term, will adversely impact our revenues, losses and cash flows. There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2020 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the overall economy, market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next 12 months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Goodwill

The Company recorded goodwill in connection with its acquisition of Hydro Innovations, LLC in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually on December 31 by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit.

During the three months ended March 31, 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at March 31, 2020, and concluded that no impairment relating to goodwill existed at March 31, 2020.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on standalone selling price. When estimating the selling price, the Company uses various observable inputs. The best observable input is the Company’s actual selling price for the same good or service, however, this input is generally not available for the Company’s contracts containing multiple performance obligations. For engineering services, the Company estimates the standalone selling price by reference to certain physical characteristics of the project, such as facility size and mechanical systems involved, which are indicative of the scope and complexity of the mechanical engineering services to be provided. For equipment sales, the standalone selling price is determined by forecasting the expected costs of the equipment and then adding an appropriate margin, based on a range of acceptable margins established by management. Depending on the nature of the performance obligations, the Company may use a combination of different methods and observable inputs if certain performance obligations have highly variable or uncertain standalone selling prices. Once the selling prices are determined, the Company applies the relative values to the total contract consideration and estimates the amount of the transaction price to be recognized as each performance obligation is fulfilled.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2020, the Company recognized revenue of $859,705 related to the deferred revenue at January 1, 2020. For the three months ended March 31, 2019, the Company recognized revenue of $393,756 related to the deferred revenue at January 1, 2019.

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

As of March 31, 2020, the Company’s remaining performance obligations, or backlog, was $8,875,000, of which $6,292,000, or 71%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. These reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-Covid-19 economic downturn, or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at March 31, 2020, includes booked sales orders of $975,000 from several customers that the Company does not expect to be realized until 2022, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled in the short term.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2020	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$3,694,000	$2,151,000	$447,000	$6,292,000
Remaining performance obligations related to partial equipment paid contracts	1,841,000	214,000	528,000	2,583,000
Total remaining performance obligations	$5,535,000	$2,365,000	$975,000	$8,875,000

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2020	2019
Equipment and systems sales	$1,606,946	$1,492,530
Engineering and other services	131,591	222,409
Shipping and handling	71,388	56,291
Total revenue	$1,809,925	$1,771,230

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2020, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 121.91% to 122.48%; expected term in years 5 and risk-free interest rate ranged from 1.38% to 1.67%.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) adopted ASU 2018-07, Compensation — Stock Compensation (Topic 718) — Improvements to Nonemployee Share-Based Payment Accounting, which expanded the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer, or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for the Company’s fiscal year beginning January 1, 2019. While the Company grants stock options to nonemployees, the adoption of ASU 2018-07 has not had a material impact on its consolidated results of operations, cash flows and financial position.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Share-based compensation costs included in:
Cost of revenue	$8,558	$2,362
Advertising and marketing expenses	2,912	840
Product development costs	6,545	420
Selling, general and administrative expenses	172,874	352,109
Total share-based compensation expense included in consolidated statement of operations	$190,889	$355,731

Included in the $190,889 expense for the three months ended March 31, 2020, is an accrual for $36,463 in respect of the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Four customers accounted for 17%, 16%, 10% and 10% of the Company’s revenue for the three March 31, 2020. For the three months ended March 31, 2019, three customers accounted for 26%, 15% and 12% of the Company’s revenue.

Three customers accounted for 59%, 18% and 15% of the Company’s accounts receivable for the three months ended March 31, 2020. For the three months ended March 31, 2019, three customers accounted for 24%, 22% and 10% of the Company’s accounts receivable.

Recently Issued Accounting Pronouncements

In March 2020, the FAS issued ASU No. 2020-04 “Reference Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments are effective for the Company as of March 12, 2020 through December 31, 2022. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements in Topic 820. The amendment will be effective for reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this ASU has not had a material impact on the Company’s consolidated results of operations, cash flows and financial position.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20, but, instead, the impairment of receivables arising from operating leases are accounted for in accordance with Topic 842, Leases. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify, correct errors in, or improve the codification of Topic 326 and make the codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019. Entities may early adopt the amendments within this ASU but not prior to the fiscal years beginning after December 15, 2018. The adoption of this ASU has not had a material impact on the Company’s consolidated results of operations, cash flows and financial position.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 2 – Leases

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842)(“ASC 842” or the “new lease standard”). The Company adopted ASC 842 as of January 1, 2019, using the effective date method.

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

Beginning September 1, 2018, and each subsequent September 1 during the term, the monthly rent under the Facility Lease will increase by 3%. Total rent under the current building lease is charged to expense over the term of the lease on a straight-line basis, resulting in the same monthly rent expense throughout the lease. The difference between the rent expense amount and the actual rent paid is recorded to operating lease liability on the Company’s condensed consolidated balance sheets.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Three Months Ended March 31, 2020

Operating lease cost	$54,222
Operating cash outflow from operating lease	$60,406

As of March 31, 2020
Operating lease right-of-use assset	$487,467
Operating lease liability, current	$222,397
Operating lease liability, long-term	$346,806

Remaining lease term	2.4 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of March 31, 2020 were as follows:

2020 (excluding the three months ended March 31, 2020)	$183,633
2021	251,360
2022	170,891
Total minimum lease payments	605,884
Less imputed interest	(36,681)
Present value of minimum lease payments	$569,203

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2020	2019
Finished goods	$947,864	$1,041,369
Work in progress	7,516	3,851
Raw materials	418,518	257,399
Allowance for excess & obsolete inventory	(59,719)	(71,376)
Inventory, net	$1,314,179	$1,231,243

Overhead expenses of $19,570 and $31,831 were included in the inventory balance as of March 31, 2020, and December 31, 2019, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included $86,000 and $164,000 in advance payments for inventory for the periods ended March 31, 2020, and December 31, 2019, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019
Furniture and equipment	$400,096	$389,090
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	630,289	619,283
Accumulated depreciation	(391,950)	(361,360)
Property and equipment, net	$238,339	$257,923

Depreciation expense was $30,591 and $31,311 for the three months ended March 31, 2020, and December 31, 2019, respectively. In both periods, $1,402 was allocated to cost of sales and $350 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$1,660,452	$1,299,015
Sales commissions payable	19,490	69,532
Accrued payroll liabilities	171,258	169,052
Product warranty accrual	188,837	185,234
Other accrued expenses	93,217	110,127
Total	$2,133,254	$1,832,959

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator has issued an interim award of approximately $10,000 in the Company’s favor and finding against the former employee. The recipient continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed for the 2015 calendar year prior to the recipient’s appointment as an executive officer of the Company and discovery is ongoing in this case. As further discussed in Note 9. Subsequent Events below, effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. The Company will now lodge the judgment with the State court so that it can collect upon this debt.

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2020, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	1,000,000 shares to an employee in settlement of certain RSUs that vested December 31, 2019;

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2019; and

●	6,750,000 shares in settlement of restricted stock units to a former employee after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes.as further discussed in Note 6 – Commitments and Contingencies, Litigation above.

As of March 31, 2020, awards related to 22,951,900 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options and RSUs at March 31, 2020, was $89,571, which will be recognized over approximately 9 months.

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the three months ended March 31, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	10,135,000	$0.096	7.7	$-
Granted	6,616,900	$0.070	10.0
Exercised	-
Forfeited	-
Expired	-
Outstanding, March 31, 2020	16,751,900	$0.086	8.4	$-
Exercisable, March 31, 2020	13,751,900	$0.087	8.2	$-
Outstanding vested and expected to vest, March 31, 2020	16,751,900	$0.086	8.4	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the three months ended March 31, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	2,000,000	$0.075	$-	$149,534
Granted	6,616,900	$0.059		$387,199
Vested	(5,616,900)	$0.058		$328,472
Forfeited	-
Expired	-
Nonvested, March 31, 2020	3,000,000	$0.069	$-	$208,262

For the three months ended March 31, 2020 and 2019, the Company recorded $106,288 and $172,778 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the three months ended March 31, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2019	900,000	$0.135	7.6	$-
Granted	4,500,000	$0.070	10.0
Exercised	-
Forfeited/Cancelled	-
Expired	-
Outstanding, March 31, 2020	5,400,000	$0.081	9.4	$-
Exerciseable, March 31, 2020	5,400,000	$0.081	9.4	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the three months ended March 31, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	-		$-
Granted	4,500,000	$0.059		$263,250
Vested	(4,500,000)	$0.059		$263,250
Forfeited	-
Expired	-
Nonvested, March 31, 2020	-		$-

During the three months ended March 31, 2020 and 2019, the Company incurred $29,266 and $0, respectively, as compensation expense related to 500,000 and 0 vested options, respectively, issued to directors.

As further discussed in Note 9. Subsequent Events below, effective June 24, 2020, the Company issued 2 million non-qualified stock options under the 2017 Equity Plan to newly appointed directors. The options will vest 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the three months ended March 31, 2020, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2019	7,550,000	$0.128	$528,500
Granted	-
Vested and settled with share issuance	(6,750,000)	$0.121
Forfeited/canceled	-
Outstanding, March 31, 2020	800,000	$0.184	$25,200

For the three months ended March 31, 2020 and 2019, the Company recorded $18,872 and $92,755, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $70,000 for the three months ended March 31, 2020.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As further disclosed in Note 9 – Subsequent Events below, the remaining 800,000 RSUs vested effective April 30, 2020. However, the holder of the RSUs elected not to exercise them and accordingly they have lapsed, unexercised.

Note 8 – Income Taxes

As of March 31, 2020, the Company had U.S. federal and state net operating losses (“NOLs”) of approximately $17,293,000, which will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. However, in response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2020, and December 31, 2019. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 9 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through June 24, 2020, the date the financial statements were available to be issued. No material subsequent events occurred after March 31, 2020, other than as set out below:

On April 22, 2020, the Company entered into a loan with its current bank in the principal amount of $554,000, for working capital purposes. Following the receipt of these loan funds, the Company reinstated all staff who previously had been placed on furlough. Staff receiving salaries of $100,000 per year or less were restored to their full salaries. All executives, including the CEO, had their compensation reduced to the greater of $100,000 per year or 75% of their previous salary level. The Company re-engaged its staff so as to be able to fulfill its current customer contracts and any new sales orders and to continue its marketing and selling efforts. The loan amount bears interest at 1% and was initially due on April 20, 2022. Subsequently, the term of the loan may now potentially be extended to April 20, 2025. The loan may be repaid in advance without penalty. The loan is also potentially forgivable in full provided proceeds are used for payment of payroll expenses, rent, utilities and mortgage interest and certain other terms and conditions are met. The loan has typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

Effective April 30, 2020, 800,000 restrictive stock units became fully vested. However, the holder of the RSUs elected not exercise them and accordingly these RSUs have lapsed, unexercised as further disclosed in Note 7 – Equity Incentive Plan – Restrictive Stock Units above.

Revenue recognition on contracts continues to be unpredictable and inconsistent quarter-over-quarter, however, current indications are that many of the Company’s existing contracts will be subject to substantial delays, at least in the short term, due to the economic disruption caused by the impact of the COVID-19 pandemic. The full extent of the disruption cannot be accurately forecast at this time.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective June 1, 2020, the Company received notification that an existing customer contract with an outstanding balance of work to be performed of $1,984,051 had been terminated as the customer has permanently ceased operations due to lack of funding for the project. As of March 31, 2020, there was an existing accounts receivable balance due to the Company of $81,008 in respect of engineering work already performed under this contract. No provision had been made in respect of this balance of accounts receivable as of March 31, 2020, as there had been no indication at that time that there would be any difficulty in collecting these funds. Consequently, the full balance of $81,008 has been written off as uncollectible effective June 1, 2020.

Effective June 8, 2020, the Company furloughed several employees and implemented further 25% salary reductions for all remaining salaried employees. All hourly employees were moved to part-time status.

Effective June 9, 2020, the Arbitrator ruled in the action against a former employee regarding a dispute over the issuance of 6,750,000 restricted stock units and unpaid wages issued his final award in the Company’s favor. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. The Company will now lodge the judgment with the State court so that it can collect upon this debt.

Effective June 24, 2020, the Company appointed two new independent directors, Randy Shipley and Nick Etten, and Mr. McDonald was appointed Chairman of the Board. The Company issued 2 million non-qualified stock options under the 2017 Equity Plan to the newly appointed directors. The options will vest 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use non-GAAP measures including net bookings, backlog, as well as adjusted net income (loss) which reflects adjustments for certain non-cash expenses such as stock-based compensation, certain debt-related items and depreciation expense. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. For purposes of this Quarterly Report, (i) “adjusted net income (loss)” and “adjusted operating income (loss)” mean GAAP net income (loss) and operating income (loss), respectively, after adjustment for non-cash equity compensation expense, debt-related items and depreciation expense, and (ii) “net bookings” means new sales contracts executed during the quarter for which we received an initial deposit, net of any adjustments including cancellations and change orders during the quarter.

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

Changes in Our Board of Directors

On March 26, 2020, Timothy J. Keating resigned as Chairman of the Board and a member of the Board and J. Taylor Simonton resigned as a member of the Board. Both of these resignations were personal decisions, so as to free up time to focus on personal matters and other business commitments and were not the result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

Effective June 24, 2020, the Company appointed two new independent directors, Randy Shipley and Nick Etten, and Mr. McDonald was appointed Chairman of the Board

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and economic response to the COVID-19 pandemic on the global economic environment has resulted in reduced demand across the majority of our markets. In the near-term, the COVID-19 pandemic is expected to have adverse effects on our sales, operating margins, and working capital. As of the date of this filing, significant uncertainty exists concerning the magnitude and duration of the economic impact of the COVID-19 pandemic.

In response to the anticipated economic disruption arising from the impact of the novel coronavirus COVID-19, in late March 2020 the Company downsized our operations, including workforce reductions, reductions of salaried employee compensation (including all executives and the CEO) and a reduction of hours worked to preserve cash resources, cut costs and focus its operations on customer-centric sales and project management activities.

Following the receipt of the loan funds described in Note 9 Subsequent Events in the above financial statements, the Company reinstated all staff who previously had been placed on furlough. Staff receiving salaries of $100,000 per year or less were restored to their full salaries. All executives, including the CEO, had their compensation reduced to the greater of $100,000 per year or 75% of their previous salary level. The Company re-engaged its staff so as to be able to fulfill its current customer contracts and any new sales orders and to continue its marketing and selling efforts

Effective June 8, 2020, the Company furloughed several employees and implemented further 25% salary reductions for all remaining salaried employees. All hourly employees were moved to part-time status.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainty, including the depth and duration of any disruptions to customers and suppliers, its future effect on our business, results of operations, and financial condition cannot be predicted. Despite this uncertainty, we have various contingency plans to reduce costs to mitigate the impact of the COVID-19 pandemic to the best of our ability. although they may not be sufficient for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q below, for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

We have a sales and marketing program that generates many prospective customer relationships. However, our limited range of higher cost products, mostly chilled water systems, reduces the number of customer prospects who can afford to buy from us. We continue to plan a broadening of our product line to include lower- and mid-cost products, such as split systems and packaged roof top units, as well as other technology solutions, so that a broader group of growers can take advantage of our engineering expertise and capabilities. We believe these new products and services will increase our addressable market and increase sales, further leveraging our investment in sales and marketing.

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

Last year we introduced our SentryIQ™ control system. If our climate control design and products are the proverbial car, then SentryIQ™ is the proverbial steering wheel—one is needed to direct the car where to go. Before SentryIQ™, we had to send our customers elsewhere for controls to regulate their cultivation environments, but we now have the ability to capture that revenue. To date, we have signed eight contracts for controls systems with an aggregate value of over $900,000.

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

Strategic relationships might include referral marketing agreements, co-development of unique integrated solutions with best-in-class partners, and acquisitions. To extend the automotive analogy, engaging in these types of relationships is like adding more dealers to sell our products, at little cost to us. During Q1 2020 we joined the GroAdvisor group (www.groadvisorworldwide.com) and began joint marketing initiatives with the group. GroAdvisor is a group of seven companies each with expertise in selected technologies necessary to build a cultivation facility such as lighting, buildings, modular grow rooms, fertigation, etc. Surna provides its expertise in environmental controls to the group and its prospective customers.

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

Our business plan has six key objectives in mind:

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

Our Commercial-Scale Projects

During the first quarter of 2020, we entered into sales contracts for one new build project and one expansion project, each with a contract value over $100,000, which we refer to as commercial-scale projects. These new contracts totaled $732,000, which consisted of $251,000 for the new build project (34%) and $481,000 for the expansion project (66%).

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2020, we executed new sales contracts with a total contract value of $1,095,000. During this same period, we had positive change orders of $32,000. After adjustments for these change orders, our net bookings in the three months ended March 31, 2020 were $1,127,000, representing a decrease of $2,006,000 (or 64%) from net bookings of $3,133,000 in the fourth quarter of 2019. We believe that several factors led to the decline in our bookings:

As at March 31, 2020, while we had not experienced project cancellations, since then we have noticed delays in both project commitments (bookings) and in completions. As further discussed in Note 6 Subsequent Events of the above financial statements, effective June 1, 2020, we received notification that an existing customer contract with an outstanding balance of work to be performed of $1,984,051 had been terminated due to the customer permanently ceasing operations for a lack of funding for the project. To date, this is the only project cancellation that we have been notified of. While we do not know definitively why project bookings declined in the first quarter of 2020, we believe that uncertainty due to the impact of the response to the Covid 19 pandemic and disruption in the capital markets has contributed to a slowdown in new construction for cultivation facilities. However, retail sales of cannabis products have continued their strong growth during 2020 and appear to be continuing. This gives us optimism that cultivation facilities will continue to be built to meet the growing demand for cannabis products.

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

Our backlog at March 31, 2020 was $8,875,000, a decrease of $683,000, or 7%, from December 31, 2019. The decrease in backlog is the result of our lower net bookings in the first quarter. Our backlog at March 31, 2020 includes booked sales orders of $975,000 (11% of the total backlog) from several customers that we do not expect to be realized until 2022, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Backlog, beginning balance	$8,529,000	$11,543,000	$13,023,000	$10,143,000	$9,558,000
Net bookings, current period	$4,785,000	$5,690,000	$2,644,000	$3,134,000	$1,127,000
Recognized revenue, current period	$1,771,000	$4,210,000	$5,524,000	$3,719,000	$1,810,000
Backlog, ending balance	$11,543,000	$13,023,000	$10,143,000	$9,558,000	$8,875,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2020. As of March 31, 2020, 71% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of March 31, 2020, 29% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2020 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 62% of our Q1 2020 backlog during the remainder of 2020, or $5.5 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2020 backlog. Refer to the Revenue Recognition section of note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2020 was $1,810,000, compared to $1,771,000 for the three months ended March 31, 2019, representing an increase of $39,000, or 2%.

Cost of revenue increased by $72,000, or 6%, from $1,281,000 for the three months ended March 31, 2019 to $1,353,000 for the three months ended March 31, 2020.

The gross profit for the three months ended March 31, 2020 was $457,000 compared to $490,000 for the three months ended March 31, 2019, a decrease of 7%. Gross profit margin decreased by three percentage points from 28% for the three months ended March 31, 2019 to 25% for the three months ended March 31, 2020 due to a slight increase in variable costs as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $300,000, or 17% of total revenue, for the three months ended March 31, 2020 as compared to $304,000, or 17% of total revenue, for the three months ended March 31, 2019. The decrease of $4,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $18,000, offset by an increase in fixed overhead of $14,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,054,000, or 58% of total revenue, in the three months ended March 31, 2020 as compared to $977,000, or 55% of total revenue, in the three months ended March 31, 2019. The increase in variable costs was primarily due to: (i) an increase in project management consulting services of $24,000, (ii) an increase in travel to customer facilities of $12,000, (iii) higher equipment costs as a percentage of equipment revenue of $11,000, (iv) an increase in excess and obsolete inventory expense of $11,000 and (v) higher outside engineering costs of $11,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $1,403,000 for the three months ended March 31, 2020 from $1,412,000 for the three months ended March 31, 2019, a decrease of $9,000, or 1%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $61,000, offset by (ii) an increase in advertising and marketing expenses of $24,000 and (iii) an increase in product development expense of $28,000.

The decrease in SG&A expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was due primarily to: (i) a decrease of $164,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease in accounting, consulting and other professional fees of $49,000 (iii) a decrease of $37,000 in bad debt expense and (iv) a decrease of $18,000 in depreciation and amortization, offset by (v) an increase of $96,000 in salaries, benefits and other employee related costs and (vi) an increase of $107,000 in legal fees.

The increase in marketing expenses was primarily due to (i) an increase in advertising and promotion of $17,000, (ii) an increase in outside services of $17,000, offset by (iii) a decrease in expenses related to trade shows of $14,000.

The increase in product development costs was due to an increase in salaries and benefits (including stock compensation) of $58,000 offset by lower material expenses of $31,000.

Operating Income (Loss)

We had operating loss of $946,000 for the three months ended March 31, 2020, as compared to an operating loss of $922,000 for the three months ended March 31, 2019, an increase of $24,000, or 3%. The operating loss for the three months ended March 31, 2020 included $191,000 of non-cash, stock-based compensation and $29,000 of depreciation expense, compared to $356,000 of non-cash, stock-based compensation and $47,000 of depreciation expense for the three months ended March 31, 2019. Excluding these non-cash items, our operating loss increased by $207,000, or 40%.

Other Income (Expense)

We had other income (net) of $8,000 for the three months ended March 31, 2020 compared to other income (net) of $22,000 for the three months ended March 31, 2019. Other income for the three months ended March 31, 2019 consisted of income related to certain leased equipment which has since ceased.

Net Income (Loss)

Overall, we had net loss of $938,000 for the three months ended March 31, 2020 as compared to a net loss of $900,000 for the three months ended March 31, 2019, an increase of $38,000, or 4%. The net loss for the three months ended March 31, 2020 included $191,000 of non-cash, stock-based compensation and $29,000 of depreciation expense, compared to $356,000 of non-cash, stock-based compensation and $47,000 of depreciation expense for the three months ended March 31, 2019. Excluding these non-cash items, our net loss increased by $221,000, or 45%.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2020, we had cash and cash equivalents of $194,000, compared to cash and cash equivalents of $922,000 as of December 31, 2019, a decrease of 79%. The $728,000 decrease in cash and cash equivalents during the three months ended March 31, 2020, was the result of cash used by our operating activities. Our cash is held in bank depository accounts in certain financial institutions. During the three months ended March 31, 2020, we held deposits in financial institutions that exceeded the federally insured amount.

As of March 31, 2020, we had accounts receivable (net of allowance for doubtful accounts) of $138,000, inventory (net of excess and obsolete allowance) of $1,314,000, and prepaid expenses of $194,000 (including $86,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of March 31, 2020, we had no indebtedness, total accounts payable and accrued expenses of $2,133,000, deferred revenue of $1,153,000, accrued equity compensation of $36,000 and the current portion of operating lease liability of $222,000. As of March 31, 2020, we had a working capital deficit of $1,705,000, compared to a working capital deficit of $1,437,000 as of December 31, 2019. The decrease in our working capital deficit was primarily related to (i) a decrease in cash of $728,000, (ii) an increase in accounts payable and accrued liabilities of $300,000 and, (iii) a decrease in prepaid expenses and other of $75,000, offset by (iv) a decrease in accrued equity compensation of $467,000, (v) a decrease in our deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $291,000 and (vi) an increase in inventory of $83,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(728,000)	$212,000
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	-
Net increase (decrease) in cash	$(728,000)	$212,000

Operating Activities

We incurred a net loss for the three months ended March 31, 2020 of $938,000 and have an accumulated deficit of $26,623,000 as of March 31, 2020.

Cash used in operations for the three months ended March 31, 2020 was $(728,000) compared to cash provided by operations of $212,000 for the three months ended March 31, 2019, an increase in cash usage of $940,000.

The increase in cash used in operating activities during the three months ended March 31, 2020 was primarily attributable to: (i) an increase in net loss of $38,000, and (ii) an increase of $1,202,000 in cash used to fund working capital, offset by $300,000 increase in non-cash operating charges.

The significant changes in working capital related to a $720,000 decrease in deferred revenue and a $467,000 decrease in accrued equity compensation.

The significant change in non-cash operating charges related to a $302,000 increase in the equity compensation issued.

Investing Activities

The Company undertook no investing activities during the three months ended March 31, 2020 or 2019.

Financing Activities

The Company undertook no financing activities during the three months ended March 31, 2020 or 2019.

Going Concern

Our condensed consolidated financial statements for the quarter ended March 31, 2020, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2019, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended March 31, 2020, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, we will need to raise financing in the next six months in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

While we made substantial improvement to our results in 2019, there is significant work ahead for us to execute on our growth plan and achieve fiscal self-sustainability. Historically, we have not been able to generate consistent revenues quarter-over-quarter. While we are pursuing new business opportunities with multi-facility operators and expansion projects, as well as broadening our product line, there is no assurance we will be successful booking any sales related to these opportunities and converting such bookings into cash and revenue. We also may not be able to achieve our growth and financial goals until 2021 or later, if at all. Additionally, we also have to factor in the economic consequences of the government response to the Covid 19 pandemic and the dislocation caused by the lock down and reduced commercial activity now being experienced in the United States and Canadian economies.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of March 31, 2020, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2020, we had no off-balance sheet arrangements. During the three months ended March 31, 2020, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 9 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since March 31, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. The recipient continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed for the 2015 calendar year prior to the recipient’s appointment as an executive officer of the Company and discovery is ongoing in this case. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. The Company will now lodge the judgment with the State court so that it can collect upon this debt.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2019 other than as set out below:

The COVID-19 pandemic and global measures taken in response thereto have adversely impacted, and may continue to adversely impact, the Company’s operations and financial results.

In December 2019, a novel coronavirus disease was reported and in January 2020, the World Health Organization (“WHO”) declared COVID-19 a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. The COVID-19 pandemic has spread to over 200 countries and territories, including the U. S., and has spread to every state in the U.S. and has adversely affected global economies, financial markets and the overall environment for our business.

The global spread of COVID-19 has resulted in significant economic uncertainty and disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses, lost or delayed revenue, and we have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the deterioration of macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future.

Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, or excess and obsolete inventory. Any of these events could amplify the other risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and could have an adverse effect on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Director Appointments

On June 24, 2020, the Board appointed James R. “Randy” Shipley and Nicholas J. “Nick” Etten as directors of the Company to fill two existing vacancies. Each new director will serve as a director until the next annual meeting of shareholders and until his respective successor is duly elected and qualified. In connection with the appointment of each new director, the Board determined that each person is an “independent director” as such term is defined in Rule 5605(a)(2) of the NASDAQ Stock Market. There were no arrangements or understandings between either of these persons and the Company or any other persons to which each new director was selected as a director.

James R. Shipley

Randy Shipley, age 65, has been the Chief Strategy Officer of GroAdvisor and the Vice-President of Sales and a member of the executive leadership team at VividGro since 2017. GroAdvisor provides supply chain management and solutions to cultivation operations through a cooperative of industry leaders in environmental services, lighting, building structures and green technologies. VividGrow is a company that provides agricultural technology for consumer and commercial applications. From 2014 to 2017 Mr. Shipley, acting in several executive roles, helped build multiple business lines for MJIC Inc. (now Manifest 7); these roles included being a member of the board of directors, Chairman and President. Mr. Shipley has been active in the cannabis business, where he has founded various summits such as the Marijuana Investor Summit and been involved in many educational workshops and business expos. Previously, Mr. Shipley was an officer and chief revenue officer with Carrier Access Corporation (CACS), a public company trading on Nasdaq. Prior to Carrier Access, Mr. Shipley worked at Williams Companies in their telecommunications divisions.

Mr. Shipley has been selected for service on the Board because of his experience in and commitment to the cannabis industry, his demonstrated and consistent record of success as an executive and entrepreneur, and his extensive network of contacts in the cannabis industry.

Nicholas J. Etten.

Nick Etten, age 52, joined Acreage Holdings in 2018 where he is currently the Head of Government Affairs. Acreage is a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S. In 2017 he founded the Veterans Cannabis Project where he continues to serve as Chairman. Veterans Cannabis Project (VCP) is an organization dedicated to advocating on behalf of cannabis access issues for U.S. military veterans. From 2015 to 2017, Mr. Etten set aside his career to provide care for his seriously ill son. Mr. Etten’s career has been focused on the growth equity market, and prior to Acreage, he held positions including Vice President of Global Business Development for FreightWatch International, and Director of Corporate Development for Triple Canopy. Mr. Etten was an investment professional at Trident Capital, where he focused on the cyber-security space, and an investment banker at Thomas Weisel Partners.

Mr. Etten has been selected for service on the Board because of his experience in and commitment to the cannabis industry, his experience with multi-site cannabis operators, his demonstrated and consistent record of success as an executive, and his extensive network of contacts in the cannabis industry and investment banking world.

Board Compensation Plan

Both new independent directors are subject to Surna’s compensation plan for independent directors (the “Plan”), which was adopted by the Board on June 24, 2020. Under the Plan, each such independent director will receive an equity award consisting of a grant of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock. The options will vest 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date. Options will also provide that they will expire 3 months after the termination of service to the Company for any reason.

Special Awards. The board of directors, acting unanimously, may also grant additional stock options to the independent directors, no more frequently than every six months in recognition of special services as a director to the Company, which award will not be greater than 1,000,000 per award, with an exercise period of not greater than three years, on the same general terms as the award on initial election or appointment.

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

SURNA INC.
(the “Registrant”)

Dated: June 25, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: June 25, 2020	By:	/s/ Anthony K. McDonald
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

