Form 10-Q/A
period 2020-03-31
Surna Inc.
filed 2020-06-30
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTE

Surna Inc. (the “Company” or “Surna”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”), to amend and supplement our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, which was filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2020 (the “2020 Form 10-Q”). This Form 10-Q/A provides the information required to be disclosed pursuant to SEC Release No. 34-88465. The Company is filing as exhibits to this Form 10-Q/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, but because no financial statements are contained in this Form 10-Q/A, the Company is not including certifications pursuant to Section 302 regarding financial statements, regarding disclosure control procedures, or regarding internal controls over financial reporting. Additionally, because no financial statements are contained in this Form 10-Q/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the amendments described above, this Form 10-Q/A does not modify or update the disclosures in, or exhibits to, the 2020 Form 10-Q.

Release 34-88318 Statement

On May 12, 2020, the Company filed a Current Report on Form 8-K, under Item 8, indicating that it would rely on the SEC’s order under Section 36 of the Securities Exchange Act of 1934, as amended, Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, dated March 4, 2020 (Release No. 34-88318 (as modified on March 25, 2020, by Release No. 34-88465, collectively the “Order”) to delay the filing of its Quarterly Report on Form 10-Q for the first fiscal quarter of fiscal year 2020, due to circumstances related to the coronavirus disease 2019 (Covid-19). The Company relied on the Order and filed the 2020 Form 10-Q on June 25, 2020.

The government response to the Covid-19 pandemic caused disruptions in the Company’s day-to-day operations, including;

(i) City of Boulder, Colorado, orders restricting access of Company staff to the Company corporate facilities where records were maintained, which access restriction orders continue to the present,

(ii) the inability to enter the Company facilities, having to re-gather company records, and working remotely, all worked together to hamper and reduce the ability of Company staff to carry out on a timely basis accounting functions and then preparing the Company quarterly financial report,

(iii) the similar disruptions that the Company experienced were experienced by its service providers and vendors which delayed certain accounting procedures, and

(iv) the working remotely by Company staff impeded them from effectively working with certain of its external accounting and legal professionals to timely finalize the report.

Overall, because of the foregoing and the general disruption and transition to remote working caused by the Covid 19 pandemic response, the Company experienced significant delays and disruptions in the timely preparation of the 2020 Form 10-Q and its filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment No. 1 to the quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: June 30, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: June 30, 2020	By:	/s/ Anthony K. McDonald
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

*Filed herewith