Form 10-Q
period 2020-06-30
Surna Inc.
filed 2020-08-11
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 11, 2020, the number of outstanding shares of common stock of the registrant was 236,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2020

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

●

the impact on our business and that of our customers of the government’s current and future response to the Covid-19 pandemic necessary to protect our staff and the staff of our customers in the conduct of our business;

●	the overall Covid-19 post-lockdown business climate in our industry;

●	our overall financial condition, including our reduced revenue, cash flow from operating activities and cash balance due to the Covid-19 pandemic economic response and its consequences;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions that may adversely affect demand for the products offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$235,438	$922,177
Accounts receivable (net of allowance for doubtful accounts of $154,823 and $151,673, respectively)	83,321	138,357
Inventory, net	804,600	1,231,243
Prepaid expenses and other	196,680	269,491
Total Current Assets	1,320,039	2,561,268
Noncurrent Assets
Property and equipment, net	208,232	257,923
Goodwill	631,064	631,064
Intangible assets, net	7,516	11,930
Deposits	-	51,000
Operating lease right-of-use asset	440,138	534,133
Total Noncurrent Assets	1,286,950	1,486,050

TOTAL ASSETS	$2,606,989	$4,047,318

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,753,786	$1,832,959
Deferred revenue	867,989	1,444,472
Accrued equity compensation	69,900	503,466
Current portion of operating lease liability	227,008	217,843
Total Current Liabilities	2,918,683	3,998,740

NONCURRENT LIABILITIES
Note payable and accrued interest	555,047	-
Other liabilities	20,241	-
Operating lease liability, net of current portion	288,682	404,209
Total Noncurrent Liabilities	863,970	404,209

TOTAL LIABILITIES	3,782,653	4,402,949

Commitments and Contingencies (Note 7)	-	-

SHAREHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 236,526,638 and 228,216,638 shares issued and outstanding, respectively	2,366	2,283
Additional paid in capital	26,058,307	25,326,593
Accumulated deficit	(27,236,757)	(25,684,927)
Total Shareholders’ (Deficit) Equity	(1,175,664)	(355,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$2,606,989	$4,047,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue, net	$1,682,424	$4,210,393	$3,492,349	$5,981,623

Cost of revenue	1,407,599	2,762,601	2,761,000	4,043,758

Gross profit	274,825	1,447,792	731,349	1,937,865

Operating expenses:
Advertising and marketing expenses	95,053	167,287	243,974	291,913
Product development costs	74,848	111,581	219,796	228,514
Selling, general and administrative expenses	710,536	1,032,605	1,819,529	2,203,191
Total operating expenses	880,437	1,311,473	2,283,299	2,723,618

Operating income (loss)	(605,612)	136,319	(1,551,950)	(785,753)

Other (expense) income:
Other (expense) income, net	1,077	3,296	15,397	25,173
Interest expense	(8,982)	-	(15,277)	-
Total other (expense) income	(7,905)	3,296	120	25,173

Income (loss) before provision for income taxes	(613,517)	139,615	(1,551,830)	(760,580)

Income taxes	-	-	-	-

Net income (loss)	$(613,517)	$139,615	$(1,551,830)	$(760,580)

Income (loss) per common share – basic and dilutive	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and dilutive	236,526,638	227,635,539	233,794,550	227,250,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2020	42,030,331	420	236,526,638	-	$2,366	$25,984,402	$(26,623,240)	$(636,052)
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	6,291	-	6,291
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	67,614	-	67,614
Net loss	-	-	-	-	-	-	(613,517)	(613,517)
Balance June 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,058,307	$(27,236,757)	$(1,175,664)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2019	42,030,331	420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	706,634	-	706,634
Net loss	-	-	-	-	-	-	(1,551,830)	(1,551,830)
Balance June 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,058,307	$(27,236,757)	$(1,175,664)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ (Deficit)
Balance March 31, 2019	42,030,331	$420	227,536,638	120,000	$2,275	$24,893,733	$(25,246,556)	$(350,128)
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	120,000	(120,000)	2	(2)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	89,614	-	89,614
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	102,297	-	102,297
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	15,368	-	15,368
Net income	-	-	-	-	-	-	139,615	139,615
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	1,680,000	(1,000,000)	17	(17)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	182,369	-	182,369
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	275,074	-	275,074
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	30,567	-	30,567
Net loss	-	-	-	-	-	-	(760,580)	(760,580)
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,551,830)	$(760,580)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	60,987	97,503
Compensation paid in equity	731,797	563,010
Provision for doubtful accounts	3,150	10,384
Provision for excess and obsolete inventory	191,446	(181,986)
Loss on disposal of assets	4,124	58,024
Lease deposit	51,000	-

Changes in operating assets and liabilities:
Accounts receivable	51,886	(191,309)
Inventory	235,197	507,037
Prepaid expenses and other	72,811	(779,794)
Accounts payable and accrued liabilities	(90,178)	394,782
Deferred revenue	(576,483)	1,964,068
Accrued interest	1,047	-
Deferred Social Security Taxes	20,241	-
Lease liability, net	(12,368)	(8,846)
Accrued equity compensation	(433,566)	-
Net cash provided by (used in) operating activities	(1,240,739)	1,672,293

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of note payable	554,000	-
Net cash provided by financing activities	554,000	-

Net increase (decrease) in cash	(686,739)	1,672,293
Cash, beginning of period	922,177	253,387
Cash, end of period	$235,438	$1,925,680

Non-cash investing and financing activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. Since inception, the Company has financed its activities principally through debt and equity financing, customer deposits and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. Management believes that the economic dislocations in the overall economy, in the near term, will adversely impact our revenues, losses and cash flows. There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2020 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures, although these reductions may not be sufficient to be able to continue the Company’s operations. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the overall economy, market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next 12 months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

During the three and six months ended June 30, 2020 and 2019, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three month period ended June 30, 2020 and the six month periods ended June 30, 2020 and 2019, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive. During the three month period ended June 20, 2019, the Company did recognize a net profit, however, the exercise price of the warrants and options outstanding and the tax cost of converting the restricted stock units into shares of the Company’s common stock substantially exceeded the market value of the Company’s’ common shares during the period and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of income per share.

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

During the six months ended June 30, 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at June 30,2020, and concluded that no impairment relating to goodwill existed at June 30, 2020.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the three and six months ended June 30, 2020, the Company recognized revenue of $205,170 and $1,064,875, respectively, related to the deferred revenue at January 1, 2020. For the three and six months ended June 30, 2019, the Company recognized revenue of $76,684 and $470,444, respectively, related to the deferred revenue at January 1, 2019.

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

As of June 30, 2020, the Company’s remaining performance obligations, or backlog, was $5,592,000, of which $3,024,000, or 54%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. The reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-Covid-19 economic downturn, or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at June 30, 2020, includes booked sales orders of $1,658,000 from several customers that the Company does not expect to be realized until 2022, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2020	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$1,084,000	$1,381,000	$559,000	$3,024,000
Remaining performance obligations related to partial equipment paid contracts	1,363,000	106,000	1,099,000	$2,568,000
Total remaining performance obligations	$2,447,000	$1,487,000	$1,658,000	$5,592,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Equipment and systems sales	$1,486,948	$3,748,275	$3,093,894	$5,240,804
Engineering and other services	157,086	373,386	288,677	595,795
Shipping and handling	38,390	88,732	109,778	145,024
Total revenue	$1,682,424	$4,210,393	$3,492,349	$5,981,623

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2020, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 121.64% to 122.48%; expected term in years 5 and risk-free interest rate ranged from .02% to 1.38%.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Share-based compensation expense included in:
Cost of revenue	$8,558	$2,801	$17,116	$5,163
Advertising and marketing expenses	2,088	840	5,000	1,680
Product development costs	4,343	420	10,888	840
Selling, general and administrative expenses	92,353	203,218	265,227	555,327
Total share-based compensation expense included in consolidated statement of operations	$107,342	$207,279	$298,231	$563,010

Included in the expense for the three and six months ended June 30, 2020, is an accrual for $33,436 and $69,897, respectively, in respect of the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Three customers accounted for 21%, 21% and 15% of the Company’s revenue for the three months ended June 30, 2020 and two customers accounted for 16% and 10% of the Company’s revenue for the six months ended June 30, 2020. One customer accounted for 58% and 44% of the Company’s revenue for the three and six months ended June 30, 2019, respectively.

Three customers accounted for 41%, 35% and 19% of the Company’s accounts receivable for the six months ended June 30, 2020. For the six months ended June 30, 2019, one customer accounted for 59% of the Company’s accounts receivable.

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

Under the Facility Lease, the Company pays the actual amounts for property taxes and insurance, excludes such payments from lease contract consideration, and records such payments as incurred. The Company also pays the landlord for common area maintenance, which is considered a non-lease component. For the Facility Lease, the Company has not elected the accounting policy to include both the lease and non-lease components as a single component and account for it as the lease.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Six Months Ended June 30,
2020
Operating lease cost	$108,444
Operating cash outflow from operating lease	$69,811

As of June 30, 2020
Operating lease right-of-use assset	$440,138
Operating lease liability, current	$227,008
Operating lease liability, long-term	$288,682

Remaining lease term	2.2 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of June 30, 2020 were as follows:

2020 (excluding the six months ended June 30, 2020)	$123,227
2021	251,360
2022	170,891
Total minimum lease payments	545,478
Less imputed interest	(29,788)
Present value of minimum lease payments	$515,690

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $51,000 to rent payments due during the period. The deposit required on the lease will be reduced to approximately $32,000 and will be payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and will be payable in 12 monthly installments from January to December 2021.

Note 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
Finished goods	$791,061	$1,041,369
Work in progress	5,359	3,851
Raw materials	271,001	257,399
Allowance for excess & obsolete inventory	(262,821)	(71,376)
Inventory, net	$804,600	$1,231,243

Overhead expenses of $18,903 and $31,831 were included in the inventory balance as of June 30, 2020, and December 31, 2019, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $99,000 and $164,000 in advance payments for inventory for the periods ended June 30, 2020, and December 31, 2019, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019
Furniture and equipment	$400,096	$389,090
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	630,289	619,283
Accumulated depreciation	(422,057)	(361,360)
Property and equipment, net	$208,232	$257,923

Depreciation expense was $60,697 and $63,101 for the six months ended June 30, 2020, and December 31, 2019, respectively. For the six months ended June 30, 2020, $2,760 was allocated to cost of sales and $690 was allocated to inventory with the remainder recorded as selling, general and administrative expense. For the six months ended December 31, 2019, $2,804 was allocated to cost of sales and $700 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$1,204,918	$1,299,015
Sales commissions payable	38,595	69,532
Accrued payroll liabilities	241,550	169,052
Product warranty accrual	182,734	185,234
Other accrued expenses	85,989	110,127
Total	$1,753,786	$1,832,959

Note 6 – Note Payable and Accrued Interest

On April 22, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes.

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

During the three months ended June 30, 2020, interest of $1,047 was accrued in respect of this note payable.

Note 7 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator has issued an interim award of approximately $10,000 in the Company’s favor and finding against the former employee. The recipient continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed for the 2015 calendar year prior to the recipient’s appointment as an executive officer of the Company and discovery is ongoing in this case. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. As further discussed in Note 11. Subsequent Events, below, effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee.

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

During the six months ended June 30, 2020, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	1,000,000 shares to an employee in settlement of certain RSUs that vested December 31, 2019;

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2019; and

●	6,750,000 shares in settlement of restricted stock units to a former employee after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes.as further discussed in Note 7 – Commitments and Contingencies, Litigation above.

As of June 30, 2020, awards related to 23,523,100 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options and RSUs at June 30, 2020, was $55,265, which will be recognized over approximately 1 year.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the six months ended June 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	10,135,000	$0.096	7.7	$-
Granted	6,616,900	$0.070	10.0	$-
Exercised	-
Forfeited	-
Expired	(628,800)	$0.080	9.4	$-
Outstanding, June 30, 2020	16,123,100	$0.086	8.1	$-
Exercisable, June 30, 2020	14,123,100	$0.086	8.0	$-
Outstanding vested and expected to vest, June 30, 2020	16,123,100	$0.086	8.1	$-

During the three months ended June 30, 2020, 628,000 non-qualified stock options expired unexercised following the departure of two former employees.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the six months ended June 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	2,000,000	$0.075	$-	$149,534
Granted	6,616,900	$0.059		$387,199
Vested	(6,616,900)	$0.059		$387,199
Forfeited	-			$-
Expired	-			$-
Nonvested, June 30, 2020	2,000,000	$0.075	$-	$149,534

For the six months ended June 30, 2020 and 2019, the Company recorded $153,680 and $275,074 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the six months ended June 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2019	900,000	$0.135	7.6	$-
Granted	6,500,000	$0.057	8.5
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2020	7,400,000	$0.067	8.0	$-
Exerciseable, June 30, 2020	6,400,000	$0.073	8.5	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the six months ended June 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	-	-	$-
Granted	6,500,000	0.057		$373,000
Vested	(5,500,000)	0.063		$344,000
Forfeited	-	-		$-
Expired	-	-		$-
Nonvested, June 30, 2020	1,000,000	0.029	$1,000	$29,000

During the six months ended June 30, 2020 and 2019, the Company incurred $49,488 and $0, respectively, as compensation expense related to 1,521,352 and 0 vested options, respectively, issued to directors.

Effective June 24, 2020, the Company issued 2 million non-qualified stock options under the 2017 Equity Plan to newly appointed directors. The options vested 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $.029.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the six months ended June 30, 2020, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2019	7,550,000	$0.128	$528,500
Granted	-	-
Vested and settled with share issuance	(6,750,000)	$0.121
Forfeited/canceled	(800,000)	$0.184
Outstanding, June 30, 2020	-

For the six months ended June 30, 2020 and 2019, the Company recorded $25,163 and $182,369, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $199,125 for the six months ended June 30, 2020.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Effective April 30, 2020, 800,000 RSUs vested. However, the holder elected to cancel the RSUs.

Note 9 – Warrants

Effective June 18, 2020, 500,000 warrants expired unexercised. The warrants were issued on June 19, 2017 with an exercise price of $0.35.

The following table summarized information about warrants outstanding at June 30, 2020.

		Weighted Average Life of
	Warrants	Outstanding Warrants
Exercise price	Outstanding	In Months

0.2	14,734,000	6

0.25	7,562,500	12

	22,296,500	8

Note 10 – Income Taxes

As of June 30, 2020, the Company had U.S. federal and state net operating losses (“NOLs”) of approximately $17,907,000, which will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. However, in response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2020, and December 31, 2019. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 11 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through August 10, 2020, the date the financial statements were available to be issued. No material subsequent events occurred after June 30, 2020, other than as set out below:

As stated in Note 7, effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against a former employee. The Company can now commence collection of the costs of $33,985, with interest at 8% per year, awarded by the Arbitrator against the former employee.

During the month of July 2020, we entered into several new sales contracts totaling approximately $3.1 million, including our largest-ever contract for $2.8 million, most of which we expect to be realized as revenue in 2020.

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

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and economic response to the COVID-19 pandemic has resulted in reduced demand across the majority of our markets and disrupted work on current projects. In the near-term, the COVID-19 pandemic is expected to have adverse effects on our sales, project implementation, operating margins, and working capital. As of the date of this filing, significant uncertainty exists concerning the magnitude and duration of the economic impact of the COVID-19 pandemic.

In response to the anticipated economic disruption arising from the impact of the novel coronavirus COVID-19, in late March 2020 the Company downsized operations to preserve cash resources, implementing workforce reductions, reductions of salaried employee compensation (including all executives and the CEO) and reduction of hours worked, cutting costs and focusing its operations on customer-centric sales and project management activities.

Following the receipt of loan funds in April 2020, the Company reinstated all staff who previously had been placed on furlough. Staff receiving salaries of $100,000 per year or less were restored to their full salaries. All executives, including the CEO, had their compensation reduced to the greater of $100,000 per year or 75% of their previous salary level. The Company re-engaged its staff so as to be able to fulfill its current customer contracts and any new sales orders and to continue its marketing and selling efforts

Effective June 8, 2020, the Company furloughed several employees and implemented further 25% salary reductions for all remaining salaried employees. All hourly employees were moved to part-time status.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainty, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, results of operations, and financial condition cannot be predicted. Despite this uncertainty, we have various contingency plans to reduce costs to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient for us to avoid reduced sales, increased losses and reduced operating cash flows.

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

Our Commercial-Scale Projects

During the first six months of 2020, we entered into sales contracts for two new build projects and one expansion project, each with a contract value over $100,000, which we refer to as commercial-scale projects. These new contracts totaled $1,005,000, which consisted of $467,000 for the new build projects (46%) and $538,000 for the expansion project (54%).

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2020, we executed new sales contracts with a total contract value of $509,000 and had positive change orders of $186,000. However, during this same period, we cancelled four sales contracts with a total remaining contract value of $2,296,000. These cancellations were based on discussions with customers who have abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended June 30, 2020 were $(1,601,000), representing a decrease of $2,728,000 (or 242%) from net bookings of $1,127,000 in the first quarter of 2020.

Effective June 1, 2020, we received notification that an existing customer contract with an outstanding balance of work to be performed of $1,984,051 had been terminated due to the customer permanently ceasing operations for a lack of funding for the project. While we do not know definitively why project bookings declined in the first half of 2020, we believe that uncertainty due to the impact of the response to the Covid 19 pandemic and disruption in the capital markets has contributed to a slowdown in new construction for cultivation facilities. However, retail sales of cannabis products have continued their strong growth during 2020 and appear to be continuing. This gives us optimism that cultivation facilities will continue to be built to meet the growing demand for cannabis products.

Further, as at June 30, 2020, we have noticed delays in both project commitments (bookings) and in completions on a number of our existing contracts.

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

Our backlog at June 30, 2020 was $5,592,000, a decrease of $3,283,000, or 37%, from March 31, 2020. The decrease in backlog is the result of our lower net bookings in the second quarter and contract cancellations. Our backlog at June 30, 2020 includes booked sales orders of $1,658,000 (30% of the total backlog) from several customers that we do not expect to be realized until 2022, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customers or ultimately cancelled.

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

	For the quarter ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020
Backlog, beginning balance	$11,543,000	$13,023,000	$10,143,000	$9,558,000	$8,875,000
Net bookings, current period	$5,690,000	$2,644,000	$3,134,000	$1,127,000	$(1,601,000)
Recognized revenue, current period	$4,210,000	$5,524,000	$3,719,000	$1,810,000	$1,682,000
Backlog, ending balance	$13,023,000	$10,143,000	$9,558,000	$8,875,000	$5,592,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog. As of June 30, 2020, 54% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of June 30, 2020, 46% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2020 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 44% of our Q2 2020 backlog during the remainder of 2020, or $2.4 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2020 backlog. Refer to the Revenue Recognition section of note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2020 was $1,682,000, compared to $4,210,000 for the three months ended June 30, 2019, representing a decrease of $2,528,000, or 60%.

Cost of revenue decreased by $1,355,000, or 49%, from $2,763,000 for the three months ended June 30, 2019 to $1,408,000 for the three months ended June 30, 2020.

The gross profit for the three months ended June 30, 2020 was $275,000 compared to $1,448,000 for the three months ended June 30, 2019, a decrease of 81%. Gross profit margin decreased by eighteen percentage points from 34% for the three months ended June 30, 2019 to 16% for the three months ended June 30, 2020 primarily due to an increase in variable costs as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $283,000, or 17% of total revenue, for the three months ended June 30, 2020 as compared to $373,000, or 9% of total revenue, for the three months ended June 30, 2019. The decrease of $91,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $90,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,125,000, or 67% of total revenue, in the three months ended June 30, 2020 as compared to $2,389,000, or 57% of total revenue, in the three months ended June 30, 2019. The decrease in variable costs was primarily due to lower equipment costs as a result of lower revenue of $1,242,000. However, equipment costs as a percent of revenue increased by 2%. Other factors included: (i) a decrease in warranty costs of $85,000 which was the result of a reimbursement from a customer for costs incurred in 2019 related to a failure later deemed to be non-warranty, (ii) a decrease in shipping and handling of $56,000, (iii) a decrease in travel to customer facilities of $36,000, (iv) a decrease in outside engineering services of $31,000 offset by (v) an increase in excess and obsolete inventory of $186,000 related to the delay and potential cancellation of one customer’s current project.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $880,000 for the three months ended June 30, 2020 from $1,311,000 for the three months ended June 30, 2019, a decrease of $431,000, or 33%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $322,000, (ii) a decrease in advertising and marketing expenses of $72,000, and (iii) a decrease in product development expense of $37,000.

The decrease in SG&A expenses for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was due primarily to: (i) a decrease of $111,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease in accounting, consulting and other professional fees of $86,000, (iii) a decrease in loss on asset disposal of $58,000, (iv) a decrease of $55,000 in commissions, (v) a decrease in travel of $32,000, (vi) a decrease of $24,000 in board fees, (vii) a decrease of $18,000 in depreciation, offset by (viii) an increase in salaries and benefits of $32,000 and (iv) an increase in bad debt expense of $24,000.

The decrease in marketing expenses was primarily due to (i) a decrease in expenses related to trade shows of $57,000 and (ii) a decrease in advertising and promotion of $12,000.

The decrease in product development costs was due to (i) a decrease in material costs of $25,000 and (ii) a decrease in salaries and benefits (including stock compensation) of $12,000.

Operating Income (Loss)

We had an operating loss of $606,000 for the three months ended June 30, 2020, as compared to an operating income of $136,000 for the three months ended June 30, 2019, an increase of $742,000, or 544%. The operating loss for the three months ended June 30, 2020 included $107,000 of non-cash, stock-based compensation and $29,000 of depreciation expense, compared to $207,000 of non-cash, stock-based compensation and $47,000 of depreciation expense for the three months ended June 30, 2019. Excluding these non-cash items, our operating loss increased by $860,000, or 220%.

Other Income (Expense)

We had other expense (net) of $8,000 for the three months ended June 30, 2020 compared to other income (net) of $3,000 for the three months ended June 30, 2019.

Net Income (Loss)

Overall, we had net loss of $614,000 for the three months ended June 30, 2020, as compared to a net income of $140,000 for the three months ended June 30, 2019, an increase of $753,000, or 539%. The net loss for the three months ended June 30, 2020 included $107,000 of non-cash, stock-based compensation and $29,000 of depreciation expense, compared to $207,000 of non-cash, stock-based compensation and $47,000 of depreciation expense for the three months ended June 30, 2019. Excluding these non-cash items, our net loss increased by $871,000, or 221%.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2020 was $3,492,000, compared to $5,982,000 for the six months ended June 30, 2019, representing a decrease of $2,490,000, or 42%.

Cost of revenue decreased by $1,283,000, or 32%, from $4,044,000 for the six months ended June 30, 2019 to $2,761,000 for the six months ended June 30, 2020.

The gross profit for the six months ended June 30, 2020 was $731,000 compared to $1,938,000 for the six months ended June 30, 2019, a decrease of 62%. Gross profit margin decreased by 11 percentage points from 32% for the six months ended June 30, 2019 to 21% for the six months ended June 30, 2020 primarily due to an increase in variable costs as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $582,000, or 17% of total revenue, for the six months ended June 30, 2020 as compared to $677,000, or 11% of total revenue, for the six months ended June 30, 2019. The decrease of $95,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $108,000, offset by an increase in fixed overhead of $13,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,179,000, or 62% of total revenue, in the six months ended June 30, 2020 as compared to $3,367,000, or 56% of total revenue, in the six months ended June 30, 2019. The decrease in variable costs was primarily due to lower equipment costs as a result of lower revenue. Other factors included: (i) a decrease in warranty of $92,000 which was partially the result of a reimbursement from a customer for costs incurred in 2019 related to a failure later deemed to be non-warranty, (ii) a decrease in shipping and handling of $63,000, (iii) a decrease in travel for client visits of $24,000, (iv) a decrease of $20,000 in outside engineering costs, offset by (v) an increase in excess and obsolete inventory of $197,000 related to the delay and potential cancellation of one customer’s current project and (vi) an increase in project management consulting of $24,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $2,283,000 for the six months ended June 30, 2020, from $2,724,000 for the six months ended June 30, 2019, a decrease of $441,000, or 16%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $384,000, (ii) a decrease in advertising and marketing expenses of $48,000 and (iii) a decrease in product development expense of $9,000.

The decrease in SG&A expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to: (i) a decrease of $275,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease in accounting, consulting and other professional fees of $113,000, (iii) a decrease in commissions of $66,000, (iv) a decrease of $54,000 for loss on asset disposal, (v) a decrease of $36,000 in depreciation and amortization, (vi) a decrease of $32,000 in travel, (vii) a decrease of $24,000 in board fees, offset by (viii) an increase in salaries, benefits and other employee related costs of $130,000 and (ix) an increase of $85,000 in legal fees.

The decrease in marketing expenses was primarily due to (i) a decrease in expenses related to trade shows of $72,000, offset by (ii) an increase in outside services of $22,000.

The decrease in product development costs was primarily due to a decrease in materials costs of $56,000 offset by an increase in salaries and benefits (including stock compensation) of $46,000.

Operating Income (Loss)

We had operating loss of $1,552,000 for the six months ended June 30, 2020, as compared to an operating loss of $786,000 for the six months ended June 30, 2019, an increase of $766,000, or 98%. The operating loss for the six months ended June 30, 2020 included $298,000 of non-cash, stock-based compensation and $58,000 of depreciation expense, compared to $548,000 of non-cash, stock-based compensation and $94,000 of depreciation expense for the six months ended June 30, 2019. Excluding these non-cash items, our operating loss increased by $1,052,000, or 732%.

Other Income (Expense)

We had other income (net) of $100 for the six months ended June 30, 2020 compared to other income (net) of $25,000 for the six months ended June 30, 2019. Other income for the six months ended June 30, 2019 consisted of income related to certain leased equipment which has since ceased.

Net Income (Loss)

Overall, we had net loss of $1,552,000 for the six months ended June 30, 2020 as compared to a net loss of $761,000 for the six months ended June 30, 2019, an increase of $791,000, or 104%. The net loss for the six months ended June 30, 2020 included $298,000 of non-cash, stock-based compensation and $58,000 of depreciation expense, compared to $548,000 of non-cash, stock-based compensation and $94,000 of depreciation expense for the six months ended June 30, 2019. Excluding these non-cash items, our net loss increased by $1,077,000, or 909%.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2020, we had cash and cash equivalents of $235,000, compared to cash and cash equivalents of $922,000 as of December 31, 2019, a decrease of 74%. The $687,000 decrease in cash and cash equivalents during the six months ended June 30, 2020, was the result of cash used by our operating activities of $1,241,000 offset by proceeds from the issuance of a note payable of $554,000. Our cash is held in bank depository accounts in certain financial institutions. During the six months ended June 30, 2020, we held deposits in financial institutions that exceeded the federally insured amount.

As of June 30, 2020, we had accounts receivable (net of allowance for doubtful accounts) of $83,000, inventory (net of excess and obsolete allowance) of $805,000, and prepaid expenses of $197,000 (including $99,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of June 30, 2020, we had a note payable of $554,000, total accounts payable and accrued expenses of $1,754,000, deferred revenue of $868,000, accrued equity compensation of $70,000 and the current portion of operating lease liability of $227,000. As of June 30, 2020, we had a working capital deficit of $1,599,000, compared to a working capital deficit of $1,437,000 as of December 31, 2019. The increase in our working capital deficit was primarily related to (i) a decrease in cash of $687,000, (ii) a decrease in inventory (net of reserve for excess and obsolete inventory of $427,000, (iii) a decrease in our deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $576,000 and (iv) a decrease in accrued equity compensation of $434,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended June 30,
	2020	2019
Net cash provided by (used in) operating activities	$(1,241,000)	$1,672,000
Net cash used in investing activities	-	-
Net cash provided by financing activities	554,000	-
Net increase (decrease) in cash	$(687,000)	$1,672,000

Operating Activities

We incurred a net loss for the six months ended June 30, 2020 of $1,552,000 and have an accumulated deficit of $27,237,000 as of June 30, 2020.

Cash used in operations for the six months ended June 30, 2020 was $1,241,000 compared to cash provided by operations of $1,672,000 for the six months ended June 30, 2019, an increase in cash usage of $2,913,000.

The increase in cash used in operating activities during the six months ended June 30, 2020 was primarily attributable to: (i) an increase in net loss of $791,000, and (ii) an increase of $2,566,000 in cash used to fund working capital, offset by $445,000 increase in non-cash operating charges.

The significant changes in working capital related to a $576,000 decrease in deferred revenue and a $434,000 decrease in accrued equity compensation.

The significant change in non-cash operating charges related to a $373,000 increase in the provision for excess and obsolete inventory and a $169,000 increase in the equity compensation issued.

Investing Activities

The Company undertook no investing activities during the six months ended June 30, 2020 or 2019.

Financing Activities

On April 22, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes. The Company undertook no financing activities during the six months ended June 30, 2019.

Going Concern

Our condensed consolidated financial statements for the quarter ended June 30, 2020, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2019, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended June 30, 2020, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Capital Raising

We believe our cash balances and cash flow from operations will be insufficient to fund our operations for the next 12 months. If we are unable to substantially increase revenues or otherwise generate cash flows from operations, we will need to raise additional funding to continue as a going concern. Based on management’s estimate for our operational cash requirements, we will need to raise financing in the next six months in order to continue our operations and achieve our growth targets. There can be no assurance that we will be able to raise the necessary financing, when and if needed, on acceptable terms or at all. If our operating results do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures, although these reductions may not be sufficient to be able to continue the Company’s operations. The precise amount and timing of our financing needs cannot be determined accurately at this time, and will depend on a number of factors, including the market demand for our products and services, management of working capital, and continuation of normal payment terms and conditions for purchase of our products and services.

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

Contractual Payment Obligations

As of June 30, 2020, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

During the three months ended June 30, 2020, the Company entered into an agreement with its landlord to defer fifty percent of the payment of three months of lease payments for the period July to September 2020. The deferred lease payments will be payable in 12 monthly installments from January to December 2021.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2020, we had no off-balance sheet arrangements. During the six months ended June 30, 2020, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 11 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. The recipient continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed for the 2015 calendar year prior to the recipient’s appointment as an executive officer of the Company and discovery is ongoing in this case. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company can now commence collection of this debt.

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

The COVID-19 pandemic and the measures taken in response thereto have adversely impacted, and may continue to adversely impact, the Company’s operations and financial results.

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

The global spread of COVID-19 has resulted in significant economic uncertainty and disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses and lost or delayed revenue. We have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the deterioration of macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that has occurred, and due to any major public health crises that may occur in the future.

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

SURNA INC.
(the “Registrant”)

Dated: August 11, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 11, 2020	By:	/s/ Anthony K. McDonald
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

