Form 10-Q
period 2020-09-30
Surna Inc.
filed 2020-11-12
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 11, 2020, the number of outstanding shares of common stock of the registrant was 236,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2020

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and business to the COVID-19 pandemic, including what is necessary to protect our staff and the staff of our customers in the conduct of our business;

●	the overall impact of the COVID-19 pandemic on the business climate in our industry and the willingness of our customers to undertake projects in light of economic uncertainties;

●	our overall financial condition, including our reduced revenue and business disruption, due to the COVID-19 pandemic business and economic response and its consequences;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in our industry;

●	our relationships with our customers and suppliers;

●	general economic conditions or conditions that may adversely affect demand for the products offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,072,312	$922,177
Accounts receivable (net of allowance for doubtful accounts of $164,823 and $151,673, respectively)	97,257	138,357
Inventory, net	521,650	1,231,243
Prepaid expenses and other	757,498	269,491
Total Current Assets	3,448,717	2,561,268
Noncurrent Assets
Property and equipment, net	176,823	257,923
Goodwill	631,064	631,064
Intangible assets, net	7,371	11,930
Deposits	-	51,000
Operating lease right-of-use asset	392,263	534,133
Total Noncurrent Assets	1,207,521	1,486,050

TOTAL ASSETS	$4,656,238	$4,047,318

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,397,770	$1,832,959
Deferred revenue	3,489,302	1,444,472
Accrued equity compensation	101,472	503,466
Current portion of operating lease liability	253,392	217,843
Total Current Liabilities	5,241,936	3,998,740

NONCURRENT LIABILITIES
Note payable and accrued interest	556,444	-
Other liabilities	41,396	-
Operating lease liability, net of current portion	238,139	404,209
Total Noncurrent Liabilities	835,979	404,209

TOTAL LIABILITIES	6,077,915	4,402,949

Commitments and Contingencies (Note 7)	-	-

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 236,526,638 and 228,216,638 shares issued and outstanding, respectively	2,366	2,283
Additional paid in capital	26,082,733	25,326,593
Accumulated deficit	(27,507,196)	(25,684,927)
Total Shareholders’ Equity (Deficit)	(1,421,677)	(355,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$4,656,238	$4,047,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue, net	$1,634,669	$5,524,105	$5,127,018	$11,505,728

Cost of revenue	1,108,758	3,943,758	3,869,758	7,987,516

Gross profit	525,911	1,580,347	1,257,260	3,518,212

Operating expenses:
Advertising and marketing expenses	89,695	123,566	333,669	415,479
Product development costs	84,433	98,145	304,229	326,659
Selling, general and administrative expenses	634,447	1,081,294	2,453,976	3,284,485
Total operating expenses	808,575	1,303,005	3,091,874	4,026,623

Operating income (loss)	(282,664)	277,342	(1,834,614)	(508,411)

Other (expense) income:
Other (expense) income, net	13,621	(55,319)	29,018	(30,146)
Interest expense	(1,396)	-	(16,673)	-
Total other (expense) income	12,225	(55,319)	12,345	(30,146)

Income (loss) before provision for income taxes	(270,439)	222,023	(1,822,269)	(538,557)

Income taxes	-	-	-	-

Net income (loss)	$(270,439)	$222,023	$(1,822,269)	$(538,557)

Income (loss) per common share – basic and dilutive	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic	236,526,638	227,918,377	234,711,893	227,475,335

Weighted average number of common shares outstanding, dilutive	236,526,638	237,028,377	234,711,893	227,475,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance June 30, 2020	42,030,331	420	236,526,638	-	2,366	26,058,307	(27,236,757)	(1,175,664)
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	24,426	-	24,426
Net loss	-	-	-	-	-	-	(270,439)	(270,439)
Balance September 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,082,733	$(27,507,196)	$(1,421,677)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2019	42,030,331	420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options accrued in 2019 and issued to employees and directors in 2020						503,466		503,466
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	227,594	-	227,594
Net loss	-	-	-	-	-	-	(1,822,269)	(1,822,269)
Balance September 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,082,733	$(27,507,196)	$(1,421,677)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ (Deficit) Equity
Balance June 30, 2019	42,030,331	$420	227,656,638	-	$2,277	$25,101,010	$(25,106,941)	$(3,234)
Common shares issued on settlement of restricted stock units and award of stock bonuses	-	-	560,000	-	6	(6)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	48,427	-	48,427
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	57,705	-	57,705
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	6,821	-	6,821
Net income	-	-	-	-	-	-	222,023	222,023
Balance September 30, 2019	42,030,331	$420	228,216,638	-	$2,283	$25,213,957	$(24,884,918)	$331,742

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	2,240,000	(1,000,000)	23	(23)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	230,796	-	230,796
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	332,779	-	332,779
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	37,388	-	37,388
Net loss	-	-	-	-	-	-	(538,557)	(538,557)
Balance September 30, 2019	42,030,331	$420	228,216,638	-	$2,283	$25,213,957	$(24,884,918)	$331,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,822,269)	$(538,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	90,867	129,723
Share-based compensation	252,757	675,963
Provision for doubtful accounts	13,150	43,130
Provision for excess and obsolete inventory	(5,117)	(213,556)
Loss on disposal of assets	4,124	115,359

Changes in operating assets and liabilities:
Accounts receivable	27,950	60,436
Inventory	714,709	213,271
Prepaid expenses and other	(488,007)	(568,031)
Operating lease right-of-use asset	62,350	-
Accounts payable and accrued liabilities	(397,181)	213,044
Deferred revenue	2,044,830	1,633,195
Operating lease liability, net	-	(13,856)
Accrued equity compensation	101,472	-
Net cash provided by operating activities	599,635	1,750,121

Cash Flows From Investing Activities
Purchases of property and equipment	(3,500)	(3,043)
Net cash used in investing activities	(3,500)	(3,043)

Cash Flows From Financing Activities
Proceeds from issuance of note payable	554,000	-
Net cash provided by financing activities	554,000	-

Net increase in cash	1,150,135	1,747,078
Cash, beginning of period	922,177	253,387
Cash, end of period	$2,072,312	$2,000,465

Non-cash investing and financing activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. The Company designs, engineers and sells cultivation technologies for controlled environment agriculture including: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cannabis cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated cannabis growers in the U.S. and Canada as well as other international locations, including those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor and hybrid sealed greenhouse facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or its related products.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic has affected demand across the majority of our markets and disrupted work on projects. The COVID-19 pandemic is expected to have continued adverse effects on our sales, project implementation, operating margins, and working capital. As of the date of this filing, uncertainty continues to exist concerning the magnitude and duration of the economic impact of the COVID-19 pandemic.

In response to the COVID-19 pandemic, in late March 2020 the Company downsized operations to preserve cash resources, implementing workforce reductions, reductions of salaried employee compensation (including all executives and the CEO) and reduction of hours worked, cutting costs and focusing its operations on customer-centric sales and project management activities.

Following the receipt of loan funds in April 2020, the Company reinstated all staff who previously had been placed on furlough. Staff receiving salaries of $100,000 per year or less were restored to their full salaries. All executives, including the CEO, had their compensation reduced to the greater of $100,000 per year or 75% of their previous salary level. The Company re-engaged its staff so as to be able to fulfill its current customer contracts and any new sales orders and to continue its marketing and selling efforts. Over the course of the Summer 2020, the Company took further steps to adjust its work force by furloughing several employees, making temporary hourly and salary reduction adjustments, and then, in late September 2020, in light of our then sales efforts, reinstating continuing hourly employees to full-time status and restoring the salaries of continuing salaried employees.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, we cannot predict the overall effect on our business over the longer term. Despite this uncertainty, we have undertaken various plans to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q below, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2019. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three and nine months ended September 30, 2020 and 2019, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three month period ended September 30, 2020 and the nine month periods ended September 30, 2020 and 2019, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive. As of September 30, 2020, and 2019, there were respectively, 44,007,500 and 61,054,000, potentially dilutive equity instruments outstanding in respect of warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock.

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

During the nine months ended September 30, 2020, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at September 30, 2020, and concluded that no impairment relating to goodwill existed at September 30, 2020.

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

For the three and nine months ended September 30, 2020, the Company recognized revenue of $9,141 and $1,074,016, respectively, related to the deferred revenue at January 1, 2020. For the three and nine months ended September 30, 2019, the Company recognized revenue of $3,242 and $473,682, respectively, related to the deferred revenue at January 1, 2019.

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

As of September 30, 2020, the Company’s remaining performance obligations, or backlog, was $8,198,000, of which $2,870,000, or 35%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. The reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn, or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at September 30, 2020, includes booked sales orders of $673,000 from several customers that the Company does not expect to be realized until 2022, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2020	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$24,000	$2,287,000	$559,000	$2,870,000
Remaining performance obligations related to partial equipment paid contracts	3,453,000	1,761,000	114,000	$5,328,000
Total remaining performance obligations	$3,477,000	$4,048,000	$673,000	$8,198,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Equipment and systems sales	$1,481,961	$5,103,984	$4,575,855	$10,344,788
Engineering and other services	114,160	355,475	402,837	951,270
Shipping and handling	38,548	64,646	148,326	209,670
Total revenue	$1,634,669	$5,524,105	$5,127,018	$11,505,728

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2020, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 121.64% to 122.48%; expected term in years 5 and risk-free interest rate ranged from ..2% to 1.67%.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Share-based compensation expense included in:
Cost of revenue	$6,833	$2,801	$23,949	$7,964
Advertising and marketing expenses	2,500	840	7,500	2,520
Product development costs	5,444	420	16,332	1,260
Selling, general and administrative expenses	41,221	108,892	306,448	664,219
Total share-based compensation expense included in consolidated statement of operations	$55,998	$112,953	$354,229	$675,963

Included in the expense for the three and nine months ended September 30, 2020, is an accrual for $31,575 and $101,472, respectively, in respect of the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Two customers accounted for 39% and 30% of the Company’s revenue for the three months ended September 30, 2020 and three customers accounted for 18%, 17% and 11% of the Company’s revenue for the nine months ended September 30, 2020. One customer accounted for 70% and 57% of the Company’s revenue for the three and nine months ended September 30, 2019, respectively.

Four customers accounted for 32%, 23%, 21% and 10% of the Company’s accounts receivable for the nine months ended September 30, 2020. For the nine months ended September 30, 2019, three customers accounted for 50%, 19% and 12% of the Company’s accounts receivable.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Nine Months Ended September 30,
2020
Operating lease cost	$162,667
Operating cash outflow from operating lease	$98,716

As of September 30, 2020
Operating lease right-of-use assset	$392,263
Operating lease liability, current	$253,392
Operating lease liability, long-term	$238,139

Remaining lease term	1.9 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of September 30, 2020 were as follows:

2020 (excluding the nine months ended September 30, 2020)	$62,218
2021	281,864
2022	170,891
Total minimum lease payments	514,973
Less imputed interest	(23,442)
Present value of minimum lease payments	$491,531

During the nine months ended September 30, 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease will be reduced to approximately $32,000 and will be payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and will be payable in 12 monthly installments from January to December 2021.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Finished goods	$346,553	$1,041,369
Work in progress	5,785	3,851
Raw materials	235,571	257,399
Allowance for excess & obsolete inventory	(66,259)	(71,376)
Inventory, net	$521,650	$1,231,243

Overhead expenses of $19,262 and $31,831 were included in the inventory balance as of September 30, 2020, and December 31, 2019, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $681,000 and $164,000 in advance payments for inventory for the periods ended September 30, 2020, and December 31, 2019, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019
Furniture and equipment	$398,422	$389,090
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	628,615	619,283
Accumulated depreciation	(451,792)	(361,360)
Property and equipment, net	$176,823	$257,923

Depreciation expense was $90,432 and $110,254 for the nine months ended September 30, 2020, and December 31, 2019, respectively. For the nine months ended September 30, 2020, $4,118 was allocated to cost of sales and $1,029 was allocated to inventory with the remainder recorded as selling, general and administrative expense. For the nine months ended December 31, 2019, $4,206 was allocated to cost of sales and $1,051 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Accounts payable	$697,847	$1,299,015
Sales commissions payable	33,523	69,532
Accrued payroll liabilities	424,890	169,052
Product warranty accrual	181,401	185,234
Other accrued expenses	60,109	110,127
Total	$1,397,770	$1,832,959

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

During the three and nine months ended September 30, 2020, interest of $1,397 and $2,444 was accrued respectively, in respect of this note payable.

Note 7 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company is pursuing collection of this debt. This former employee continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company and discovery is ongoing in this case and the parties have filed dispositive motions that they are in the process of briefing.

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

During the nine months ended September 30, 2020, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

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

As of September 30, 2020, awards related to 21,711,000 shares remain outstanding.

The total unrecognized compensation expense for unvested non-qualified stock options at September 30, 2020, was $30,839, which will be recognized over approximately 6 months.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the nine months ended September 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	10,135,000	$0.096	7.7	$-
Granted	6,616,900	$0.070	10.0
Exercised	-
Forfeited	-
Expired	(2,440,900)	$0.100	4.4
Outstanding, September 30, 2020	14,311,000	$0.084	8.5	$-
Exercisable, September 30, 2020	12,311,000	$0.083	8.5	$-
Outstanding vested and expected to vest, September 30, 2020	14,311,000	$0.084	8.5	$-

During the three and nine months ended September 30, 2020, 1,812,100 and 2,440,900 non-qualified stock options expired unexercised, respectively, following the departure of seven former employees.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the nine months ended September 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	2,000,000	$0.075	$-	$149,534
Granted	6,616,900	$0.059		$387,199
Vested	(6,616,900)	$0.059		$387,199
Forfeited	-			$-
Expired	-			$-
Nonvested, September 30, 2020	2,000,000	$0.075	$-	$149,534

For the nine months ended September 30, 2020 and 2019, the Company recorded $171,624 and $332,779 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

During the nine months ended September 30, 2020, the Company issued 6,616,900 stock options to employees and consultants valued at $269,340 in respect of the 2019 annual equity incentive award that had been accrued for in full in the Company’s financial statements at December 31, 2019.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the nine months ended September 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2019	900,000	$0.135	7.6	$-
Granted	6,500,000	$0.057	8.5
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, September 30, 2020	7,400,000	$0.067	7.7	$-
Exerciseable, September 30, 2020	6,400,000	$0.070	8.0	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the nine months ended September 30, 2020, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019
Granted	6,500,000	0.057		$373,000
Vested	(5,500,000)	0.063		$344,000
Forfeited	-	-		$-
Expired	-	-		$-
Nonvested, September 30, 2020	1,000,000	0.029		$29,000

During the nine months ended September 30, 2020 and 2019, the Company incurred $55,970 and $0, respectively, as compensation expense related to 1,500,000 and 0 vested options, respectively, issued to directors.

Effective January 2, 2020, the Company issued 4,000,000 fully vested stock options to directors valued at $234,126 in respect of a 2019 special equity award that had been accrued for in full in the Company’s financial statements at December 31, 2019.

Further on January 2, 2020, the Company issued an additional 500,000 fully vested, non-qualified stock options under the 2017 Equity Plan valued at $29,266 to directors. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $.0.07.

Effective June 24, 2020, the Company issued 2,000,000 non-qualified stock options under the 2017 Equity Plan, valued at $39,600, to newly appointed directors. The options vested 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $.029.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the nine months ended September 30, 2020, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2019	7,550,000	$0.128	$-
Granted	-	-
Vested and settled with share issuance	(6,750,000)	$0.121
Forfeited/canceled	(800,000)	$0.184
Outstanding, September 30, 2020	-		$-

For the nine months ended September 30, 2020 and 2019, the Company recorded $25,163 and $230,796, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. The total intrinsic value of RSUs vested and settled with share issuance was $199,125 for the nine months ended September 30, 2020.

Effective April 30, 2020, 800,000 RSUs vested. However, the holder elected to cancel the RSUs.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Warrants

Effective June 18, 2020, 500,000 warrants expired unexercised. The warrants were issued on June 19, 2017 with an exercise price of $0.35.

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended September 30, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Warrants	Exercise	Remaining Life	Intrincic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2019	39,109,000	$0.24	9	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(16,812,500)	$(0.26)	-	$0

Outstanding at September 30, 2020	22,296,500	$0.22	5	$0

The following table summarized information about warrants outstanding at September 30, 2020.

		Weighted Average Life of
	Warrants	Outstanding Warrants
Exercise price	Outstanding	In Months

0.2	14,734,000	3

0.25	7,562,500	9

	22,296,500	5

Note 10 – Income Taxes

As of September 30, 2020, the Company had U.S. federal and state net operating losses (“NOLs”) of approximately $18,177,000, which will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. However, in response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2020, and December 31, 2019. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future.

Note 11 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after September 30, 2020, other than as set out below:

On October 28, 2020, the Company applied to the lender of its $554,000 loan for forgiveness of the full amount of the principal under the loan terms. Final determination of the amount to be forgiven, if any, is expected in the first quarter of fiscal year 2021.

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

Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or any of its related products.

Shares of our common stock are traded on the OTC Markets under the ticker symbol “SRNA.”

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic has affected demand across the majority of our markets and disrupted work on projects. The COVID-19 pandemic is expected to have continued adverse effects on our sales, project implementation, operating margins, and working capital. As of the date of this filing, uncertainty continues to exist concerning the magnitude and duration of the economic impact of the COVID-19 pandemic.

In response to the COVID-19 pandemic, in late March 2020 the Company downsized operations to preserve cash resources, implementing workforce reductions, reductions of salaried employee compensation (including all executives and the CEO) and reduction of hours worked, cutting costs and focusing its operations on customer-centric sales and project management activities.

Following the receipt of loan funds in April 2020, the Company reinstated all staff who previously had been placed on furlough. Staff receiving salaries of $100,000 per year or less were restored to their full salaries. All executives, including the CEO, had their compensation reduced to the greater of $100,000 per year or 75% of their previous salary level. The Company re-engaged its staff so as to be able to fulfill its current customer contracts and any new sales orders and to continue its marketing and selling efforts. Over the course of the Summer 2020, the Company took further steps to adjust its work force by furloughing several employees, making temporary hourly and salary reduction adjustments, and then, in late September 2020, in light of our then sales efforts, reinstating continuing hourly employees to full-time status and restoring the salaries of continuing salaried employees.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, we cannot predict the overall effect on our business over the longer term. Despite this uncertainty, we have undertaken various plans to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

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

We have a sales and marketing program that generates many prospective customer relationships. However, our limited range of higher cost products, mostly chilled water systems, reduces the number of customer prospects who can afford to buy from us. In 2018 we started an aggressive effort to broaden our product and service offerings to provide a wider range of HVAC technical solutions (see chart below). In 2018 we began to offer stamped mechanical plan sets and our first 4-pipe chilled water systems. In 2019 we broadened our engineering services to include full MEP (Mechanical, Electrical, and Plumbing) design services. We also began to offer our SentryIQ Controls System. And in 2020 we added new products to include: split system DX (direct expansion) with integrated dehumidification, packaged DX systems with modulating hot gas reheat, heat recovery chiller/boiler for 4-pipe systems, and we recently added our StrataAir™ racking airflow solution to address customer needs for multi-level cultivation facilities. These various systems provide solutions to answer a broader range of technical and cost constraints and we will continue to develop and offer new solutions to our customers’ problems, so that a broader group of growers can take advantage of our engineering expertise and capabilities. We believe these new products and services will increase our addressable market and increase sales, further leveraging our investment in sales and marketing.

The success of our product development initiative can be seen in the following table, which documents the number of commercial-scale projects (over $100,000 sales) that have included one or more of our new products:

Year	Percent using New Products
2018	35%
2019	76%
2020	(through Q3): 100%

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

Last year we introduced our SentryIQ™ control system. If our climate control design and products are the proverbial car, then SentryIQ™ is the proverbial steering wheel—one is needed to direct the car where to go. Before SentryIQ™, we had to send our customers elsewhere for controls to regulate their cultivation environments, but we now have the ability to capture that revenue. To date, we have signed nine contracts for controls systems with an aggregate value of approximately $1,200,000.

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

Our Commercial-Scale Projects

During the first nine months of 2020, we entered into sales contracts for five new build projects and one expansion project, each with a contract value over $100,000, which we refer to as commercial-scale projects. These new contracts totaled $4,892,000, which consisted of $4,354,000 for new build projects (89%) and $538,000 for an expansion project (11%).

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2020, we executed new sales contracts with a total contract value of $4,374,000. However, during this same period, we cancelled three sales contracts with a total remaining contract value of $133,000. These cancellations were based on discussions with customers who abandoned their projects. After adjustments for these cancellations, our net bookings in the three months ended September 30, 2020 were $4,241,000, representing an increase of $5,842,000 (or 518%) from net bookings of $(1,601,000) in the second quarter of 2020.

So far in 2020, we have received a number of contract terminations. We believe these have resulted, in large part, from uncertainty due to the impact of the COVID19 pandemic and disruption in the capital markets, that together have contributed to a slowdown in new construction for cultivation facilities. However, retail sales of cannabis products have continued their strong growth during 2020 and appear to be continuing. This gives us optimism that cultivation facilities will continue to be built to meet the growing demand for cannabis products.

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

Our backlog at September 30, 2020 was $8,198,000, an increase of $2,606,000, or 29%, from June 30, 2020. The increase in backlog is the result of our higher net bookings in the third quarter. Our backlog at September 30, 2020 includes booked sales orders of $673,000 (8% of the total backlog) from several customers that we do not expect to be realized until 2022, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customers or ultimately cancelled.

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

	For the quarter ended
	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020
Backlog, beginning balance	$13,023,000	$10,143,000	$9,558,000	$8,875,000	$5,592,000
Net bookings, current period	$2,644,000	$3,134,000	$1,127,000	$(1,601,000)	$4,241,000
Recognized revenue, current period	$5,524,000	$3,719,000	$1,810,000	$1,682,000	$1,635,000
Backlog, ending balance	$10,143,000	$9,558,000	$8,875,000	$5,592,000	$8,198,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog. As of September 30, 2020, 35% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of September 30, 2020, 65% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2020 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 42% of our Q3 2020 backlog during the remainder of 2020, or $3.5 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2020 backlog. Refer to the Revenue Recognition section of note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2020 was $1,635,000, compared to $5,524,000 for the three months ended September 30, 2019, representing a decrease of $3,889,000, or 70%.

Cost of revenue decreased by $2,835,000, or 72%, from $3,944,000 for the three months ended September 30, 2019 to $1,109,000 for the three months ended September 30, 2020.

The gross profit for the three months ended September 30, 2020 was $526,000 compared to $1,580,000 for the three months ended September 30, 2019, a decrease of 67%. Gross profit margin increased by 3 percentage points from 29% for the three months ended September 30, 2019 to 32% for the three months ended September 30, 2020 primarily due to a decrease in variable costs as a percent of revenue offset by our fixed cost base as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $281,000, or 17% of total revenue, for the three months ended September 30, 2020 as compared to $332,000, or 6% of total revenue, for the three months ended September 30, 2019. The decrease of $51,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $54,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $827,000, or 51% of total revenue, in the three months ended September 30, 2020 as compared to $3,612,000, or 65% of total revenue, in the three months ended September 30, 2019. The decrease in variable costs was primarily due to lower equipment costs as a result of lower revenue of $2,386,000. Other factors included: (i) a decrease in excess and obsolete inventory of $203,000 due to the reversal of the reserve recorded in Q2. The reserve recorded in Q2 was related to the delay of one customer’s project which was subsequently delivered in Q3, (ii) a decrease in outside engineering services of $108,000, (iii) a decrease in warranty costs of $66,000, partially the result of a credit from a vendor for costs incurred in 2019, and (iv) a decrease in travel to customer facilities of $12,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $809,000 for the three months ended September 30, 2020 from $1,303,000 for the three months ended September 30, 2019, a decrease of $494,000, or 38%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $447,000, (ii) a decrease in advertising and marketing expenses of $34,000, and (iii) a decrease in product development expense of $14,000.

The decrease in SG&A expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was due primarily to: (i) a decrease of $100,000 in commissions, (ii) a decrease of $67,000 in stock-based compensation expense to employees, consultants and directors, (iii) a decrease of $65,000 in accounting, consulting, investor relations and other professional fees, (iv) a decrease in loss on asset disposal of $57,000, (v) a decrease of $50,000 in salaries, benefits and other employee related expenses, (vi) a decrease in travel of $47,000 (vii) a decrease in bad debt expense of $26,000, and (viii) a decrease of $23,000 in board fees.

The decrease in marketing expenses was primarily due to (i) a decrease in expenses related to trade shows of $53,000, (ii) a decrease in salaries and benefits (including stock-based compensation) of $8,000, offset by (ii) an increase in web development, outside marketing services and other marketing expenses of $29,000.

The decrease in product development costs was primarily due to a decrease in salaries and benefits (including stock compensation) of $17,000.

Operating Income (Loss)

We had an operating loss of $283,000 for the three months ended September 30, 2020, as compared to operating income of $277,000 for the three months ended September 30, 2019, a decrease of $560,000, or 202%. The operating loss for the three months ended September 30, 2020 included $56,000 of non-cash, stock-based compensation and $28,000 of depreciation expense, compared to $113,000 of non-cash, stock-based compensation and $30,000 of depreciation expense for the three months ended September 30, 2019. Excluding these non-cash items, our operating loss increased by $619,000, or 147%.

Other Income (Expense)

We had other income (net) of $12,000 for the three months ended September 30, 2020 compared to other expense (net) of $55,000 for the three months ended September 30, 2019. The expense in 2019 was for a one-time charge related to certain leased equipment which has since ceased.

Net Income (Loss)

Overall, we had net loss of $270,000 for the three months ended September 30, 2020, as compared to net income of $222,000 for the three months ended September 30, 2019, an increase of $492,000, or 222%. The net loss for the three months ended September 30, 2020 included $56,000 of non-cash, stock-based compensation and $28,000 of depreciation expense, compared to $113,000 of non-cash, stock-based compensation and $30,000 of depreciation expense for the three months ended September 30, 2019. Excluding these non-cash items, our net loss increased by $552,000, or 151%.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2020 was $5,127,000, compared to $11,506,000 for the nine months ended September 30, 2019, representing a decrease of $6,379,000, or 55%.

Cost of revenue decreased by $4,118,000, or 52%, from $7,988,000 for the nine months ended September 30, 2019 to $3,870,000 for the nine months ended September 30, 2020.

The gross profit for the nine months ended September 30, 2020 was $1,257,000 compared to $3,518,000 for the nine months ended September 30, 2019, a decrease of 64%. Gross profit margin decreased by 6 percentage points from 31% for the nine months ended September 30, 2019 to 25% for the nine months ended September 30, 2020 primarily due to our fixed cost base offset by a decrease in variable costs as a percent of revenue as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $864,000, or 17% of total revenue, for the nine months ended September 30, 2020 as compared to $1,009,000, or 9% of total revenue, for the nine months ended September 30, 2019. The decrease of $146,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $162,000, offset by an increase in fixed overhead of $16,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $3,006,000, or 59% of total revenue, in the nine months ended September 30, 2020 as compared to $6,978,000, or 61% of total revenue, in the nine months ended September 30, 2019. The decrease in variable costs was primarily due to lower equipment costs, of $3,599,000, as a result of lower revenue and a slightly higher margin on equipment sales. Other factors included: (i) a decrease in warranty of $158,000 which was partially the result of a reimbursement from a customer and a credit from a vendor for costs incurred in 2019 related to a failure later deemed to be non-warranty, (ii) a decrease in outside engineering costs of $128,000, (iii) a decrease of $72,000 in shipping and handling, (iv) a decrease of $36,000 in travel for client visits, offset by (v) an increase in project management consulting of $24,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $3,092,000 for the nine months ended September 30, 2020, from $4,027,000 for the nine months ended September 30, 2019, a decrease of $935,000, or 23%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $831,000, (ii) a decrease in advertising and marketing expenses of $82,000 and (iii) a decrease in product development expense of $22,000.

The decrease in SG&A expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to: (i) a decrease of $343,000 in stock-based compensation expense to employees, consultants and directors, (ii) a decrease in commissions of $166,000, (iii) a decrease of $111,000 for loss on asset disposal, (iv) a decrease in accounting, consulting, investor relations and other professional fees of $86,000, (v) a decrease of $79,000 in travel, (vi) a decrease in board fees of $47,000, (vii) a decrease of $39,000 in bad debt expense, (viii) a decrease of $39,000 in depreciation, offset by (ix) an increase in salaries, benefits and other employee related costs of $80,000.

The decrease in marketing expenses was primarily due to a decrease in expenses related to trade shows of $125,000, offset by an increase in web development, outside marketing services and other marketing expenses of $42,000.

The decrease in product development costs was primarily due to a decrease in materials costs of $50,000 offset by an increase in salaries and benefits (including stock-based compensation) of $29,000.

Operating Income (Loss)

We had operating loss of $1,835,000 for the nine months ended September 30, 2020, as compared to an operating loss of $508,000 for the nine months ended September 30, 2019, an increase of $1,326,000, or 261%. The operating loss for the nine months ended September 30, 2020 included $354,000 of non-cash, stock-based compensation and $86,000 of depreciation expense, compared to $661,000 of non-cash, stock-based compensation and $124,000 of depreciation expense for the nine months ended September 30, 2019. Excluding these non-cash items, our operating loss increased by $1,672,000, or 604%.

Other Income (Expense)

We had other income (net) of $12,000 for the nine months ended September 30, 2020 compared to other expense (net) of $30,000 for the nine months ended September 30, 2019. Other expense for the nine months ended September 30, 2019 consisted of expenses related to a one-time charge for certain leased equipment which has since ceased.

Net Income (Loss)

Overall, we had net loss of $1,822,000 for the nine months ended September 30, 2020 as compared to a net loss of $539,000 for the nine months ended September 30, 2019, an increase of $1,283,000, or 238%. The net loss for the nine months ended September 30, 2020 included $354,000 of non-cash, stock-based compensation and $86,000 of depreciation expense, compared to $661,000 of non-cash, stock-based compensation and $124,000 of depreciation expense for the nine months ended September 30, 2019. Excluding these non-cash items, our net loss increased by $1,629,000, or 660%.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2020, we had cash and cash equivalents of $2,072,000, compared to cash and cash equivalents of $922,000 as of December 31, 2019, an increase of 125%. The $1,150,000 increase in cash and cash equivalents during the nine months ended September 30, 2020, was the result of cash provided by our operating activities of $600,000 together with proceeds from the issuance of a note payable of $554,000. Our cash is held in bank depository accounts in certain financial institutions. During the nine months ended September 30, 2020, we held deposits in financial institutions that exceeded the federally insured amount.

As of September 30, 2020, we had accounts receivable (net of allowance for doubtful accounts) of $97,000, inventory (net of excess and obsolete allowance) of $522,000, and prepaid expenses of $757,000 (including $681,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of September 30, 2020, we had a note payable of $554,000, total accounts payable and accrued expenses of $1,398,000, deferred revenue of $3,489,000, accrued equity compensation of $101,000 and the current portion of operating lease liability of $253,000. As of September 30, 2020, we had a working capital deficit of $1,793,000, compared to a working capital deficit of $1,437,000 as of December 31, 2019. The increase in our working capital deficit was primarily related to (i) an increase in deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $2,045,000, (ii) a decrease in inventory (net of reserve for excess and obsolete inventory of $710,000, (iii) a decrease in accounts receivable of $41,000, offset by (iv) an increase in cash of $1,150,000, (v) an increase in prepaid and other expenses of $488,000, (vi) a decrease in accounts payable and accrued liabilities of $441,000 and, (vii) a decrease in accrued equity compensation of $402,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$600,000	$1,750,000
Net cash used in investing activities	(4,000)	(3,000)
Net cash provided by financing activities	554,000	-
Net increase in cash	$1,150,000	$1,747,000

Operating Activities

We incurred a net loss for the nine months ended September 30, 2020 of $1,822,000 and have an accumulated deficit of $27,507,000 as of September 30, 2020.

Cash provided by operations for the nine months ended September 30, 2020 was $600,000 compared to cash provided by operations of $1,750,000 for the nine months ended September 30, 2019, a decrease of $1,150,000.

The decrease in cash provided by operating activities during the nine months ended September 30, 2020 was primarily attributable to: (i) an increase in net loss of $1,283,000, and (ii) a decrease of $395,000 in non-cash operating charges, offset by a $528,000 increase in cash used to fund working capital.

The significant changes in working capital related to a $2,045,000 increase in deferred revenue, a $715,000 decrease in inventory, a $488,000 increase in prepaid and other expenses, a $397,000 decrease in accounts payable and accrued expenses and a $101,000 increase in accrued equity compensation.

The significant change in non-cash operating charges related to a $423,000 decrease in the equity compensation issued, a $208,000 increase in the provision for excess and obsolete inventory, and a $111,000 decrease for loss on asset disposal.

Investing Activities

The cash used in investing activities for the nine months ended September 30, 2020 was related to the purchase of property and equipment.

Financing Activities

On April 22, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes. The Company undertook no financing activities during the nine months ended September 30, 2019.

Going Concern

Our condensed consolidated financial statements for the quarter ended September 30, 2020, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2019, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2019 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended September 30, 2020, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

While we made substantial improvement to our results in 2019, there is significant work ahead for us to execute on our growth plan and achieve fiscal self-sustainability. Historically, we have not been able to generate consistent revenues quarter-over-quarter. While we are pursuing new business opportunities with multi-facility operators and expansion projects, as well as broadening our product line, there is no assurance we will be successful booking any sales related to these opportunities and converting such bookings into cash and revenue. We also may not be able to achieve our growth and financial goals until 2021 or later, if at all. Additionally, we also have to factor in the economic consequences of the COVID-19 pandemic and the dislocation caused by the lock down and reduced commercial activity now being experienced in the United States and Canadian economies.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of September 30, 2020, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

During the nine months ended September 30, 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease will be reduced to approximately $32,000 and will be payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and will be payable in 12 monthly installments from January to December 2021.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2020, we had no off-balance sheet arrangements. During the nine months ended September 30, 2020, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 11 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor, in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company is pursuing collection of this debt. This former employee continues to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company and discovery is ongoing in this case and the parties have filed dispositive motions that they are in the process of briefing.

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

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the Company’s operations and financial results.

The COVID-19 pandemic has resulted in significant economic uncertainty and disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses and lost or delayed revenue. We have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the change in macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that occurs, and due to any major public health crises that may occur in the future.

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

SURNA INC.
(the “Registrant”)

Dated: November 12, 2020	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 12, 2020	By:	/s/ Anthony K. McDonald
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

