Form 10-K
period 2020-12-31
Surna Inc.
filed 2021-03-24
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,090,000 based upon a closing price of $0.03 reported for such date on the OTCMarkets.

As of March 23, 2021, the number of outstanding shares of common stock of the registrant was 236,526,638.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Surna Inc.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2020

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

Although our customers do, we neither grow, manufacture, distribute nor sell cannabis (marijuana) and hemp or any of their related products.

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and business to the COVID-19 pandemic, including what is necessary to protect our staff and the staff of our customers in the conduct of our business;

●	the overall impact of the COVID-19 pandemic on the business climate in our industry and the willingness of our customers to undertake projects in light of economic uncertainties;

●	our overall financial condition, including our reduced revenue and business disruption, due to the COVID-19 pandemic business and economic response and its consequences;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

PART I

Item 1. Business

Overview

We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA, our principal technologies include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet.

Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements.

All CEA facility operators are facing multiple headwinds of high energy costs, issues about water usage and waste materials, and, in the case of cannabis growing, increasingly rigorous quality standards and declining cannabis prices. To be competitive, among other things, our customers must develop innovative ways to meet the demands of their business and reduce energy costs, 90% of which is typically related to their HVACD (50%) and lighting systems (40%). HVACD systems have historically been our focus. We often have the advantage of early engagement with our customers at the pre-build and construction phases and the corresponding opportunity to build longer-term relationships with our existing customers and their facilities. Going forward, our plan is to leverage our existing customer relationships and attempt to sell them additional products and services, thereby becoming “stickier” to our customers, in an effort to generate incremental revenue.

We have three core assets that we believe are important to our going-forward business strategy. First, we have multi-year relationships with customers and others in the CEA industry, notably in the cannabis segment. Second, we have specialized engineering know-how and experience gathered from designing environmental control systems for CEA cultivation facilities since 2016. Third, we have a line of proprietary environmental control products, which we are in the process of expanding.

We are an integrated provider of MEP (mechanical, electrical, plumbing) engineering design, proprietary environmental control equipment, and controls and automation offerings serving the CEA industry. Historically, nearly all of our customers have been in the cannabis cultivation business. We believe our employees have more experience than most other MEP firms serving this industry. Our customers engage us for their environmental and climate control systems because they want experts to design their facilities, and they come to us because of our reputation. We leverage our reputation and know-how against the many local contractors and MEP engineers who collectively constitute our largest competitors.

A number of recent events have had an adverse impact on our operations and financial condition, including constraints on capital availability for our customers and prospects who have commenced, or are contemplating, new and expanded CEA cultivation facilities and the recent outbreak of COVID-19, a novel strain of coronavirus first identified in China, which has spread across the globe including the U.S. Most recently, the response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses.

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

In response to the COVID-19 pandemic, in late March of 2020 the Company downsized operations to preserve cash resources, implementing workforce reductions, reductions of salaried employee compensation (including all executives and the CEO) and reduction of hours worked, cutting costs and focusing its operations on customer-centric sales and project management activities.

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

Refer to Risk Factors, included in Part II, Item 1A of this Annual Report on Form 10-K below, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Growth Strategy

We believe there are several ways to grow a business: (i) increase the number of customers, (ii) increase the average revenue per order, (iii) increase the frequency of orders, or (iv) expand the addressable market.

1.	Sell proverbial “Chevys.” In addition to “Cadillac” -level products, sell “Chevy” or equivalent products to satisfy a wider range of points along the demand curve. Anticipated result: Increase the number of customers.

We have a sales and marketing program that generates many prospective customer relationships. However, our limited range of higher cost products, mostly chilled water systems, reduces the number of customer prospects who can afford to buy from us. In 2018 we started an aggressive effort to broaden our product and service offerings to provide a wider range of HVACD technical solutions (see chart below). In 2018 we began to offer stamped mechanical plan sets and our first 4-pipe chilled water systems. In 2019 we broadened our engineering services to include full MEP (mechanical, electrical, and plumbing) design services. We also began to offer our SentryIQ® Controls System. And in 2020 we added new products to include: split system DX (direct expansion) with integrated dehumidification, packaged DX systems with modulating hot gas reheat, heat recovery chiller/boiler for 4-pipe systems, and our StrataAir™ ™ racking airflow solution to address customer needs for multi-level cultivation facilities. These various systems provide solutions to answer a broader range of technical and cost constraints, and we will continue to develop and offer new solutions to our customers’ problems, so that a broader group of growers can take advantage of our engineering expertise and capabilities. We believe these new products and services will increase our addressable market and increase sales, further leveraging our investment in sales and marketing.

The success of our product development initiative can be seen in the following table, which documents the number of commercial-scale projects (over $100,000 sales) that have included one or more of our new products:

Year	Percent using New Products
2018	35%
2019	76%
2020	100%

2.	Sell proverbial “steering wheels.” Sell our customers the automated facilities control systems they need—directly. Anticipated result: Increase average order size.

Growing live plants indoors in a controlled environment is a technically demanding business, and a failed crop can cost a grower significant foregone revenue. We believe our licensed professional engineers are some of the industry’s leading experts in the design of such facilities, and we seek to extend that leadership into more advanced technology products.

In 2019 we introduced our SentryIQ® control system. If our climate control design and products are the proverbial car, then SentryIQ® is the proverbial steering wheel—one is needed to direct the car where to go. Before SentryIQ® we had to send our customers elsewhere for controls to regulate their cultivation environments, but we now have the ability to capture that revenue. To date, we have signed thirteen contracts for controls systems with an aggregate value of approximately $1,700,000.

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

Strategic relationships might include referral marketing agreements, selling through manufacturer’s representative organizations, co-development of unique integrated solutions with best-in-class partners, and acquisitions. To extend the automotive analogy, engaging in these types of relationships is like adding more dealers to sell our products, at little cost to us.

If some of these strategic alliances are successful in driving top-line revenue for us and our partners, over time these relationships could develop into more exclusive arrangements or evolve into possible acquisitions or a source of strategic capital for us. There can be no assurance that we will be able to successfully execute any of these strategic initiatives. Efforts will be primarily focused on working with new strategic partners to co-market each other’s products and services and possibly jointly develop new and improved products and services, as opposed to exclusively seeking acquisitions.

4.	Expand our addressable market

Our sales and marketing efforts have historically been oriented towards the cannabis-cultivation segment of the CEA industry. The non-cannabis CEA industry is growing as well, and we believe our products and services can address that market either as currently engineered or with minimal modification.

Surna’s core and historic expertise and products center on providing mechanical engineering for environmental controls for indoor growing facilities. We believe that our demonstrated expertise and experience positions us to expand our product and service offerings vertically, to include integrating many of the technologies and services required to build and operate a CEA cultivation facility, such as space programming and facility layout in addition to the MEP engineering we do today. In addition, we believe we can expand our product offerings to include the selection, integration, and provision of lighting, benching, irrigation and fertigation equipment and add-on maintenance and other recurring revenue services to operating facilities.

********

Our Key Initiatives

Our strategic business plan has four primary objectives:

1.	Achieve continued organic sales growth by broadening and vertically integrating our product and service offerings.
2.	Grow revenue and profitability by engaging in selective strategic relationships and acquisitions.
3.	Operate the business with disciplined financial management and become financially self-sustaining.
4.	Seek uplisting to a national securities exchange at a propitious moment.

Our goal for the immediate future is to grow organically, strategically and profitably within the CEA industry. We will also consider acquisitions of complementary businesses both within and potentially outside of the CEA industry. We believe the worldwide CEA market will grow substantially for the foreseeable future, and that this will lead to more new build, retrofit and expansion projects to drive our continued growth. Here are some of the initiatives we pursued in 2020, and where more work is needed to progress each of them.

Focus on Multi-facility Operators. We actively pursue business from multi-facility operators (MFOs), which we define as businesses that own and operate two or more CEA cultivation facilities in either the U.S. or Canada. These MFOs are typically larger and have greater financial and organizational wherewithal to buy more and larger systems and are less prone to project delays and cancellations, compared to the smaller (and riskier) independent cultivators that had been our primary customers in the past. In 2020 we booked three projects totaling $3.5 million. We recorded $2.9 million in revenue from these projects, or 35% of our total 2020 revenue. Going forward, we will conduct our operations to seek a sales pipeline with MFO customers that we believe will result in more consistent and predictable revenue and cash flow. Because MFOs are typically more sophisticated and may, in many cases, have in-house engineering teams, such MFOs may not need the engineering expertise and experience we offer. This contrasts with the independent smaller grower market that places significant value in our overall expertise and experience, including our specific CEA related growing knowledge.

The table below shows our 2020 full year results for commercial-scale projects, which we define as contracts with a value over $100,000, by project and customer type.

2020 Results ($ in millions)

(includes **only** projects under contracts signed in 2020 with value > $100,000)

		Commercial-Scale Project Type			
		New Build	Expansion	Retrofit	Total
Multi-Facility Operators (MFOs)					
• **$1.2** – average project size • **83%** – est. 2020 conversion rate[1]	**No. of Projects**	2	1	0	3
	Bookings	$3.0	$0.5	$0.0	$3.5
	Revenue	**$2.4**	**$0.5**	**$0.0**	**$2.9**
Independent/Small Growers (ISGs)					
• **$0.6** – average project size • **6%** – est. 2020 conversion rate[1]	**No. of Projects**	8	1	0	9
	Bookings	$3.9	$1.3	$0.0	$5.2
	Revenue	**$0.3**	**$0.02**	**$0.0**	**$0.3**

MFOs are individual businesses that own/operate two or more cannabis cultivation facilities in the U.S. or Canada.
ISGs are all other cannabis cultivations that are not MFOs.
[1] Conversion rate = Actual 2020 revenue / 2020 bookings under contracts signed in 2020

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

Offer a Broader Range of Products and Services Across the Cultivation Facility Lifecycle. During 2019, we fulfilled the first step of this goal with the introduction of our SentryIQ® controls package. We also began offering full mechanical, electrical, and plumbing engineering services, developed and sold a four-pipe, chilled water environmental control system with Surna branded fan coil units and custom air handlers, developed a proprietary destratification fan, and performed facility retrofit services. Our new custom air handlers alone generated $2.3 million in revenue in 2019, and another $516,000 in 2020. In 2020 we continued this effort by introducing several new DX-based packaged products (EnviroPro™) and our StrataAir™ air distribution product.

Following up on our product launch successes in 2019 and 2020, we plan to address facility lifecycle revenue opportunities by leveraging our strong brand name and positioning ourselves as the “trusted advisor” in environmental controls management. In addition, we will begin to offer recurring-revenue services for facility monitoring and preventive maintenance services. Our expanded product offering is illustrated by the following 4-phase matrix of product/service depth and facility lifecycle participation.

Design	Construction	Startup	Operation
	up to start of construction	6-12 months	0-2 years post-construction	2-20 years post-commissioning
current offerings	✓ Design options ✓ Budgeting ✓ Project timelines ✓ Engineering – MEP ✓ Engineering – HVAC controls ✓ Rebate incentive consulting	✓ Products – modular chilled water/other HVAC ✓ Supervision of install and construction ✓ Hardware – controls system ✓ Software – HVAC controls integration	✓ Commissioning ✓ Operator training ✓ Warranty service ✓ Facility controls systems	✓ Equipment retrofitting ✓ Facility assessment and redesign services (retrofit) ✓ Facility controls systems
2020	• Vendor management • Floorplan layout • Engineering – fertigation/ CO_2/lighting	• Enhanced project management • Products – split systems and RTUs	• Facility management • Remote facility monitoring (cloud-based/SaaS) • Maintenance/service contracts	• Performance/energy audit • Energy efficiency improvements • Remote facility monitoring (cloud-based/SaaS)
not to be offered	✗ Permitting ✗ Licensing ✗ Zoning ✗ Fund raising	✗ General contractor services ✗ Inspection

We attempt to become “stickier” to our customers by providing climate control products and services across the entire 4-phase facility lifecycle. Each phase of the facility lifecycle has many activities that present potential opportunities for us. We do not intend to offer products and services in all activities in each phase, but rather we will focus on technology and innovation that provide value-add to our customers as they attempt to seek out “best-in-class” partners to automate and control the indoor grow facilities of the future. We believe, if successful, this could possibly translate into greater demand for our proprietary, customized equipment, technology and software solutions.

Enter Strategic Alliances to Expand our Marketing and Sales Reach. We have identified several business verticals that we believe are logical and natural complements to our climate control business, such as: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), cultivation management technology (software), consumables (growing, packaging, facility and lab supplies), and operational improvement analytics (modeling, data aggregation and artificial intelligence). We will also consider strategic alliances, such as distribution, reseller, co-marketing or product development agreements, with select companies which are consistent with our strategic direction. Our strategic alliances will likely involve development of more comprehensive, end-to-end, integrated solutions for our customers, as well as specialized products and services that help cultivators compete in the market, whether through automation, software or operating efficiencies.

If some of these strategic alliances are successful in driving top-line revenue for us and our partners, over time these relationships could develop into more exclusive arrangements or evolve into possible acquisitions or a source of strategic capital for us. There can be no assurance that we will be able to successfully execute any of these strategic initiatives. Efforts will be primarily focused on working with new strategic partners to co-market each other’s products and services and possibly jointly develop new and improved products and services for the CEA industry.

Cash and Dilution. We started 2020 with just over $922,000 in cash but with a new discipline on cost control and increased bookings in the second half of the year we were able to increase our cash to $2,285,000 at the end of 2020. In 2019 and 2020 we used operating cash flows and loan proceeds to support our operations and did not engage in any dilutive financing. In 2020, we exercised strict financial discipline to weather a dramatic drop in new projects in the first half of the year, largely due to the Covid-19 pandemic response. We recovered in the second half. In the first two quarters of the year we had a major project cancellation and fewer new project bookings. Our adjusted net loss in 2020 was $1,239,000 compared to an adjusted net income in 2019 of $92,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items and depreciation expense.

Our working capital remains negative, which is a constant impediment to the overall viability of our business as planned, so we must land more MFO and other contracts and we may have to raise capital again to fund our working capital needs and future growth.

Investor Relations. We previously had limited investor relations activities of any kind prior to 2019. In 2019 we began to attend investor conferences and we engaged an Investor Relations firm. Due to the financial impact of the pandemic we terminated these activities at the end of Q1 2020. Our goal remains to create an actively traded, widely held, and fully valued stock over time and in concert with our achievement of consistent financial goals. We intend to resume Investor Relations activities as our finances allow.

Products and Services

We now offer a broader range of products and services to the CEA market than the mechanical engineering and modular chilled water systems we historically offered. This includes products and services targeting smaller indoor grow facilities and commercial-scale facilities as well as sealed greenhouse, or hybrid, facilities.

Services: Engineering and Design. We offer licensed professional mechanical, electrical and plumbing design and engineering services to all customers, and those customers in the cannabis growing industry that are in cannabis-legal states and provinces. We believe we have leading edge, sophisticated engineering capabilities, which we attempt to leverage with independent small growers as well as MFOs that are building larger and more sophisticated commercial projects.

Going forward, we plan to: (i) emphasize our strong mechanical engineering team that includes an in-house staff of degreed engineers including an experienced licensed professional engineer (PE), (ii) offer pre-construction energy modeling to help our customers and enhance our sales closing rate, (iii) develop an engineering, design and audit services program for the expanding retrofit market, which remediates existing grow facilities that suffer from sub-optimal performance, and (iv) potentially offer other facility management programs.

Our technical experience and know-how in designing indoor cultivation facilities allow us to deliver to our customers practical solutions to complicated problems in four primary areas: (i) precision climate and environmental controls, (ii) energy and water efficiency, (iii) building code and permitting, and (iv) project management of construction of our products in the facility. Our engineering design typically includes all mechanical components of a climate control system: cooling and heating, dehumidification, ventilation, air sanitation and odor control. We provide load calculations, equipment specifications, and engineered systems drawings for both the cultivation and comfort cooling portions of our customers’ facilities. We also have experience in, or knowledge of, state and local permitting and code compliance for facilities in states and provinces where cannabis has been legalized for either recreational or medical use or is expected to be legalized, and we provide stamped, engineered drawings in all states and provinces where we operate.

Our competitive advantages are our experience and reputation. Since 2006 we have continuously improved our CEA facility design capabilities which we believe distinguishes us from our competition. Our primary competitors include local heating, ventilation and air conditioning (“HVAC”) contractors, traditional MEP engineering firms, and other CEA-focused design firms. CEA facilities present a very difficult mechanical engineering challenge, and traditional mechanical engineers, without our experience, are typically unfamiliar with the precise climate and air control requirements needed for such facilities. As important, they may be unable to effectively navigate the local code and permitting rules which did not contemplate the special requirements of CEA facilities when enacted. With our engineering design resources and experience, we are able to provide a code-compliant MEP plan set by collaborating with local regulators and our customers to engineer creative solutions that not only meet the intent of the local codes but also address concerns about the growing energy and resource usage of these facilities.

Energy use is, and will increasingly become, a primary concern for regulators and indoor cultivators. Two states, Massachusetts and Illinois, have already placed regulatory caps on energy density in indoor cultivation facilities and we expect this trend to continue. Energy costs are frequently the second largest operating expense for a cultivation facility, after labor, with HVACD and lighting comprising approximately 50% and 40%, respectively, of a facility’s energy use.

As a result, licensed producers are adopting practices to maximize energy efficiency and thereby reduce operating costs, which will become even more important as the industry matures and wholesale prices continue to decline. These practices include more efficient uses of water, more efficient lighting (typically LED lighting), and renewable energy alternatives. Sealed greenhouses, or hybrid facilities—which are insulated for energy efficiency and combine natural light with the use of artificial lights—also provide a more economical way to grow agricultural products compared to warehouse type indoor production. But regardless of whether an indoor or a hybrid facility is the grow venue, precise environmental controls are required to deliver consistent product quality and yield. We are evaluating possible strategic relationships with providers that are seeking an environmental controls partner for these specific facility applications.

We believe the right solution for our cultivation customers must include: (i) precise temperature/humidity control; (ii) reduced fungus, pollen, pesticide and insect contamination risk (“bio-security”); (iii) controlled regulatory compliance risk; (iv) lower maintenance complexity, costs and downtime; and (v) energy and resource efficiency.

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

The following perspectives explain and help conceptualize the complexity of the environmental controls systems that need to be deployed by indoor cultivators:

●	Lighting. Lighting demand is 70 times more energy intensive than commercial office buildings. This lighting intensity creates heat, which when combined with plant transpiration to create humidity, creates the need for dehumidification and corresponding additional energy demand. Further complicating matters, lighting schedules and density must be adjusted for the clone, vegetative and flowering stages of cultivation, and associated variances in watering rates and temperature and humidity targets.

●	HVACD. HVACD energy use is driven by the need to remove the heat emitted from lighting and the moisture released during the plant’s evapotranspiration process, coupled with air circulation and odor and contaminant filtration requirements.

●	Legacy Systems. Mechanical systems are often designed and/or installed poorly, which can increase energy consumption and inconsistencies in environmental conditions. Reasons include: (i) cultivators deploying HVACD systems without an understanding of how the HVACD system impacts the growing environment, (ii) cultivators failing to understand the criticality of proper installation, commissioning and servicing of the equipment, even if properly designed, (iii) HVACD systems selected without understanding the interrelationship between sensible (cooling) and latent (moisture) factors, and (iv) most HVACD systems are designed for human occupied spaces, not process loads to accommodate plants.

New technologies and applications, coupled with emerging cultivation innovations, are providing opportunities for increased efficiency, which we are positioned to deliver to our customers. Our engineering and product development teams, which currently consist of seven people, are fully qualified and committed to delivering energy and resource efficient solutions to commercial cultivators. Leveraging their technical competence, and our customers’ increasing focus on energy efficiency, quality and yield, in the future we intend to offer retrofit/design, energy audit, energy efficiency improvement, performance audit, and preventive maintenance services.

Products: Environmental Control Systems. We offer, in addition to modular chilled water systems, other HVACD solutions, such as custom air handling units, split systems, packaged roof-top units, and self-contained and complex water chilled systems. During 2019, we launched upgraded equipment lines of fan coils and air handlers. In 2020 we introduced our first DX-based packaged systems. This expanded product line will allow us in the future to offer less expensive products that can help us serve customers who have tighter budget constraints.

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

There can be no assurance that we will be able to successfully execute any of these product initiatives, or identify, test and develop improved products or services, or that such products or services will generate revenue or profitability at the levels we expect. We also intend to work with select “best-in-class” vendors and partners that may be interested in jointly developing and marketing new and improved products and services.

Technology: Sensors, Controls and Automation Business. One of our key initiatives for 2019 was the development of a branded, proprietary controls and monitoring offering (consisting of sensors, controllers, software, monitoring and a user interface). We accomplished this and launched in April 2019 our SentryIQ® sensors, controls and automation (“SCA”) platform—a turnkey, single-vendor HVACD equipment and controls integration solution to new build projects as well as existing facilities in the startup and operation phases. We continued the rollout of SentryIQ® and to date we have entered into thirteen contracts with twelve different companies to implement our SentryIQ® SCA platform. This product line is important for tactical and strategic reasons, and we hope to offer this as a standalone offering in the future.

Cultivation facilities must have SCA to operate their HVACD equipment. In simple form, SCA is the thermostat in the room, with the occupant selecting the desired temperature set point, the wall thermostat (Sensor) detecting the actual temperature, and when the space temperature deviates from the desired set point the thermostat (Control) commands the furnace or air-conditioner to supply heated or cooled air to bring the room temperature back to the set point. In the case of the indoor cultivation facilities, there are more environmental conditions to monitor and control (such as temperature, relative humidity, CO2, lighting, vapor pressure deficit status, and more) than in a typical residential home.

Indoor CEA growers also need to vary and tightly control environmental conditions depending on the stage of plant growth (i.e., clone, vegetative and flowering stages), the time of day, and the plant genetics. In a cultivation facility the desired conditions change many times during the plant’s growth cycle and even within a day, and this is most easily accomplished with a programmable environmental control system (automation), not unlike a simple programmable thermostat in a home.

Our SentryIQ® SCA package includes precision sensors to measure temperature, humidity, and CO2 levels—more accurately than typical HVACD sensors and within tighter tolerance levels. Our controllers are purpose-built computers programmed by us to ensure our industrial environmental control equipment follows the engineered sequences of operation to obtain desired set-points. Our sensors connect to our branded controllers through wires installed in the facility, and similarly they are wired to our HVACD equipment (e.g., chillers, fan coils and dehumidifiers) to direct these pieces of equipment. The controllers also provide a user interface on a screen so they can be easily programmed and controlled to achieve the customer’s environmental objectives, and give the cultivator the ability to access this data and react to alerts remotely.

We have entered this business to satisfy our customer’s needs that we did not previously address and that historically was provided by third-party controls contractors. Our entry into the SCA market helps both our customers’ and our businesses. Our customers benefit because they are saved the extra work of finding and engaging a controls contractor, which allows them to get their facility up and running more quickly by taking one decision off the table and thereby establishing a single point of responsibility for controls implementation. We are also in a position to provide SCA because we know our proprietary equipment better than anyone, thereby ensuring smooth integration with our equipment with no work scope shortcomings, what we refer to as “scope gap.”

From a tactical perspective, with limited incremental selling costs, our current sales team can now offer our SCA package to nearly every prospect since every cultivation facility should have SCA technology. We believe this technology value-added solution gives us an opportunity to achieve incremental project revenue. Strategically, through our SCA package, we are also able to deepen our long-term customer relationship by tethering us to the customer through a controls interface (dashboard) to their facility. Future development will allow our customer to use artificial intelligence (AI) by aggregating environment and growing data to optimize energy use, operating efficiency, and product quality and yield. While there are several other total controls systems providers, we believe that our industry know-how, experience and reputation with climate control environments gives us a compelling and competitive SCA offering.

Sales and Marketing

Multi-Facility Operator (“MFO”) Focus

Our sales and marketing efforts will continue to focus on MFOs. However, we face multiple sources of competition in our attempt to penetrate the MFO market.

●	First, some companies with multiple CEA facilities have internal staffs with the requisite expertise to manage their environmental control needs, and who are able to access and engage vendors for both engineering services and equipment without external help.

●	Second, some large, multi-state and multi-national engineering and construction firms, which have deep engineering and construction management experience and expertise, have entered or are entering the CEA market.

●	Third, we compete with other CEA service providers, that like us promote their specific industry expertise and experience.

●	Fourth, several larger, brand name HVACD equipment manufacturers are now pursuing the CEA market directly through their own sales forces.

We believe we can compete in the MFO market for the following reasons:

●	We believe that MFOs value the expertise we have gained from many years of designing environmental control systems for enclosed cultivation facilities since 2016 and our expansion into other engineered products and services.

●	Unlike the local and regional engineering firms operating in the market, we have the capability and experience to perform work across the U.S. and Canada, thereby matching the facilities footprint of our MFO prospects.

●	We believe that the MFOs value the range of experience and expertise that our personnel provide. Our professional staff has expertise covering the gamut, including commercial agriculture, engineering and facility design, HVACD technology, applications and controls, energy efficiency, and sustainability.

●	We have deep networks with CEA cultivators, HVACD technical experts, AgTech experts, sustainability leaders, and agricultural resources that we can easily access and bring to bear for the benefit of our customers.

●	And finally, during 2019 and 2020 we did business with five MFOs, covering a total of ten projects with an average contract value of $1.3 million, providing important validation and enhancing our credibility in the eyes of other MFOs we are pursuing.

Our ability to develop relationships with, and obtain new business from, other MFOs will be critical to generating consistent revenues quarter-over-quarter. During the first half of 2020, we experienced project delays and cancellations due to the Covid pandemic. Fortunately, our bookings rebounded in the second half, and we finished the 2020 year with $8.4 million of backlogged projects. Notwithstanding our efforts, there is no assurance that we will be successful in growing and maintaining our business with these MFOs, especially in light of the uncertainty surrounding the potential impact of the coronavirus on our business and the business of our customers and customer prospects.

New Commercial-Scale Projects

The demand for our environmental control systems is driven primarily by the construction of new CEA facilities in the U.S. and Canada. As the CEA industry expands, the cannabis cultivation segment is, in turn, driven by changed legislation approving either medical or recreational use. Recent regulatory changes involving medical and/or recreational cannabis use in various jurisdictions, such as California, Michigan, Oklahoma, Utah, Missouri, Illinois and Canada, tend to be a leading indicator for the granting of licenses for new facility construction. As more new cultivation facilities become licensed, we in turn have an expanded set of potential customers that might buy our environmental control systems. However, since both medical and recreational cannabis use remains prohibited under U.S. federal law, uncertainty continues and tends to unfavorably impact the development and financing of new cultivation facilities in the U.S.

The following table sets forth our commercial-scale project bookings, which we define as contracts executed with a value over $100,000, for which we received an initial deposit for the years 2016 through 2020. Based on the current economic climate and our downsizing measures, there is no assurance that we will be able to continue to obtain the level of bookings that we had in the past.

	Number of New Commercial-Scale Project Bookings
	2020	2019	2018	2017	2016

Total	12	23	22	18	18

Our marketing efforts will be targeted at MFOs, smaller independent growers, design-build firms, architects working in the CEA industry, investors and consulting firms operating in that space. We believe these represent the largest markets, based on the state and local regulatory framework, for our products and services. We believe our marketing efforts will be curtailed for the foreseeable future due to our efforts to preserve our cash resources as we deal with the uncertainty surrounding the coronavirus.

Retrofit Market

Existing commercial retrofit projects also represent a business opportunity in the CEA industry. The estimated 3,000+ existing cannabis producing CEA facilities in North America are easier to identify than new build projects. We believe, based on evidence and our market knowledge, that some of these exiting facilities are operating sub-optimally and have environmental control problems that our products can help remediate. We also believe that the energy consumption of these facilities can be reduced, and we have commenced developing services and products to help them realize savings. We have a full product and service offering in mind, but we expect that the roll-out will take up to two years. To expedite this roll-out, we are evaluating possible strategic partners that could add products and services that are an immediate value-add to our customers. These CEA facilities retrofit projects do not typically carry the uncertainties associated with new build projects such as licensing, permitting and funding. In the future, we also will potentially launch an internally developed facility assessment and analysis tool to assist existing facilities in solving their environmental controls challenges.

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

The length of our sales cycle for new facilities is driven by numerous factors including:

●	the large number of first-time participants interested in the CEA business;
●	the complexities and uncertainties involved in obtaining state and local licensure and permitting for certain types of CEA cultivation facilities, including relating to energy use, water use, and the environmental impacts of waste;
●	local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators;
●	the customer’s need to obtain CEA cultivation facility financing and legal issues related to the crops sought to be grown;
●	the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage where climate control systems can be installed);
●	the large price tag and technical complexities of the climate control and air sanitation system;
●	availability of power and the cost; and
●	delays that are typical in completing any commercial construction project.

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

Engineering Services. We provide our customers with engineering and design services and drawings. In many cases, the engineering phase is done as part of the license application or building permit process and takes approximately six to eight weeks to complete. Our strategy is to secure the sales contract and commence the engineering and design portion of the project early in the customer’s planning phase of the project. This is important for a number of reasons: (i) we can assist our customers with their engineering and design plans as part of their licensing application process as well as better assure the customer has the right-sized equipment for their application, leading to a higher probability of a successful grow, (ii) we are better positioned to utilize our proprietary equipment for the project at an earlier stage, and (iii) we are able to help reduce a customer’s time to market. Before we commence the engineering phase of the project, we will generally require an advanced payment intended to cover the engineering value of the contract.

Surna Manufactured Equipment. Upon completion of the engineering and design phase, it may take our customer on average six to twelve months to complete the facility build-out, with possible delays due to financing or other aspects which are beyond our control as discussed above. Customer delays in obtaining financing and completing facility build-out make the completion timing of our sales contract unpredictable. For this reason, we require an additional advance payment before we begin manufacturing our proprietary equipment items.

Third-Party Manufactured Equipment. The final phase of our contract typically involves the delivery of third-party manufactured equipment items and other equipment to complete the project. We typically will not deliver until we receive a final advance payment for the remaining contract value. After the project is completed and the environmental control system has been fully installed by third-party installation contractors, we will deploy our technicians to the customer’s cultivation facility to support the start-up of the system. Start-up support involves testing that the equipment has been properly assembled and installed by the installation contractor and assuring the equipment is operating within the agreed specifications.

Given the timing of the deliverables of our sales contracts, we have often experienced large variances in quarterly revenue. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing.

Competition

Our environmental control systems and our related engineering and design services compete with various national and local HVACD contractors and traditional HVACD equipment suppliers who traditionally resell, design, and implement climate control systems for commercial and industrial facilities, most of whom do not have the specific knowledge that we have about the complexities and challenges of CEA facilities. We have positioned ourselves to differ from these competitors by providing engineering and design services and environmental control systems, across most major HVACD solutions, including modular chilled water systems, custom air handling units, split systems, packaged roof-top units, and self-contained and complex chilled-water systems, each tailored specifically for managing the distinct challenges involved in CEA facilities. We believe our industry-specific applications and experience in the CEA market allow us to deliver the right solution to our cultivation customers. Unlike many of our competitors, our solutions are designed specifically for cultivators to provide tight temperature/humidity control, reduce bio-security risk, reduce energy requirements, and minimize maintenance complexity, costs and downtime. However, we are seeing more competitors enter into the CEA market offering the same types and crop-specific climate control systems and engineering services that we offer. We believe this increased competition may adversely impact our ability to obtain new facility projects from both MFOs and independent smaller growers and could require us to accept lower gross margins on our projects.

As the cannabis segment of the CEA industry continues to mature and develop and legalization becomes more prevalent, we expect to see more competition from agricultural product and service providers who seek to expand into this niche of the CEA market. Going forward, we intend to expand our focus to include non-cannabis crops grown in controlled environments such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Companies already operating in the non-cannabis CEA industry may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. These competitors may adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Intellectual Property

We rely on a combination of patent and trademark rights, licenses, trade secrets, and laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. We have several issued patents and pending patent applications; however, we do not believe that these issued and pending patents currently provide us with any competitive advantage. We have registered trademark registrations around our core Surna brand (“Surna”) in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our trademark is also registered in the European Union and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual. We actively protect our inventions, new technologies, and product developments by maintaining trade secrets and, in limited circumstances, filing for patent protection.

Employees

We currently have 26 active full-time employees and two part-time employees. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

Government Regulation

U.S. Regulations

While we do not generate any revenue from the direct sale of cannabis products, we have historically, and continue to, offer our services and engineering solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Marijuana is a Schedule I controlled substance and is illegal under federal law. Even in those states in which specific uses of marijuana has been legalized, such as medical marijuana or for adult recreational purpose, its use remains a violation of federal laws.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, manufacture, distribute or sell cannabis or cannabis products, we may be irreparably harmed by a change in enforcement by the federal or state governments.

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement through Attorney General Sessions rescinding the Cole Memorandum. The Department of Justice will continue to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

●	the distribution of cannabis products, such as marijuana, to minors;
●	criminal enterprises, gangs and cartels receiving revenue from the sale of cannabis;
●	the diversion of cannabis products from states where it is legal under state law to other states;
●	state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis products;
●	driving while impaired and the exacerbation of other adverse public health consequences associated with cannabis product usage;
●	the growing of cannabis on public lands; and
●	cannabis possession or use on federal property.

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry generally bank with state-chartered banks and credit unions to provide banking to the industry.

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment, now referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the 2015 appropriations bill from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. The Rohrabacher-Blumenauer Amendment must be re-enacted every year, and it was continued for 2016, 2017, 2018, 2019 and 2020, and currently remains in effect. The continued re-authorization of the Rohrabacher-Blumenauer Amendment cannot be assured. If the Rohrabacher-Blumenauer Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana use and cannabis related laws would increase. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

In order to participate in either the medical or the adult use aspects of the cannabis industry, all businesses and employees must obtain licenses from the state and, for businesses, local jurisdictions as well. As an example, Colorado issues four types of business licenses including cultivation, manufacturing, dispensing, and testing. In addition, all owners and employees must obtain an occupational license to be permitted to own or work in a facility. All applicants for licenses undergo a background investigation, including a criminal record check for all owners and employees.

Colorado has also enacted stringent regulations governing the facilities and operations of cannabis businesses that are involved with the plant and its products. All facilities are required to be licensed by the state and local authorities and are subject to comprehensive security and surveillance requirements. In addition, each facility is subject to extensive regulations that govern its businesses practices, which includes mandatory seed-to-sale tracking and reporting, health and sanitary standards, packaging and labeling requirements, and product testing for potency and contaminants.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our proposed operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or alter our business plan. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Canadian Regulations

Summary of the Cannabis Act

On October 17, 2018, the Cannabis Act came into force as law with the effect of legalizing adult recreational use of cannabis across Canada. The Cannabis Act replaced the Access to Cannabis for Medicinal Purposes Regulations (“ACMPR”) and the Industrial Hemp Regulations, both of which came into force under the Controlled Drugs and Substances Act (Canada) (the “CDSA”), which previously permitted access to cannabis for medical purposes for only those Canadians who had been authorized to use cannabis by their health care practitioner. The ACMPR replaced the Marihuana for Medical Purposes Regulations (Canada) (the “MMPR”), which was implemented in June 2013. The MMPR replaced the Marihuana Medical Access Regulations (Canada) (the “MMAR”) which was implemented in 2001. The MMPR and MMAR were initial steps in the Government of Canada’s legislative path towards the eventual legalization and regulating recreational and medical cannabis.

The Cannabis Act permits the recreational adult use of cannabis and regulates the production, distribution and sale of cannabis and related oil extracts in Canada, for both recreational and medical purposes. Under the Cannabis Act, Canadians who are authorized by their health care practitioner to use medical cannabis have the option of purchasing cannabis from one of the producers licensed by Health Canada and are also able to register with Health Canada to produce a limited amount of cannabis for their own medical purposes or to designate an individual who is registered with Health Canada to produce cannabis on their behalf for personal medical purposes.

Pursuant to the Cannabis Act, subject to provincial regulations, individuals over the age of 18 are able to purchase fresh cannabis, dried cannabis, cannabis oil, and cannabis plants or seeds and are able to legally possess up to 30 grams of dried cannabis, or the equivalent amount in fresh cannabis or cannabis oil. The Cannabis Act also permits households to grow a maximum of four cannabis plants. This limit applies regardless of the number of adults that reside in the household. In addition, the Cannabis Act provides provincial and municipal governments the authority to prescribe regulations regarding retail and distribution, as well as the ability to alter some of the existing baseline requirements of the Cannabis Act, such as increasing the minimum age for purchase and consumption.

Provincial and territorial governments in Canada have made varying announcements on the proposed regulatory regimes for the distribution and sale of cannabis for adult-use purposes. For example, Québec, New Brunswick, Nova Scotia, Prince Edward Island, Yukon and the Northwest Territories have chosen the government-regulated model for distribution, whereas Saskatchewan and Newfoundland & Labrador have opted for a private sector approach. Alberta, Ontario, Manitoba, Nunavut and British Columbia have announced plans to pursue a hybrid approach of public and private sale and distribution.

In connection with the new framework for regulating cannabis in Canada, the federal government has introduced new penalties under the Criminal Code (Canada), including penalties for the illegal sale of cannabis, possession of cannabis over the prescribed limit, production of cannabis beyond personal cultivation limits, taking cannabis across the Canadian border, giving or selling cannabis to a youth and involving a youth to commit a cannabis-related offence.

On July 11, 2018, the Canadian federal government published regulations in the Canada Gazette to support the Cannabis Act, including the Cannabis Regulations, the new Industrial Hemp Regulations, along with proposed amendments to the Narcotic Control Regulations and certain regulations under the Food and Drugs Act (Canada). The Industrial Hemp Regulations and the Cannabis Regulations, among other things, outline the rules for the legal cultivation, processing, research, analytical testing, distribution, sale, importation and exportation of cannabis and hemp in Canada, including the various classes of licenses that can be granted, and set standards for cannabis and hemp products. The Industrial Hemp Regulations and the Cannabis Regulations include strict specifications for the plain packaging and labelling and analytical testing of all cannabis products as well as stringent physical and personnel security requirements for all federally licensed production sites. The Industrial Hemp Regulations and the Cannabis Regulations also maintain a distinct system for access to cannabis. With the Cannabis Act now in force, cannabis has ceased to be regulated under the CDSA and is instead regulated under the Cannabis Act, and both the ACMPR and the Industrial Hemp Regulations have been repealed effective October 17, 2018.

Additional regulations were added in October 2019 governing the legal production and sale of three classes of cannabis, edibles, extracts and topicals. A processing license will be required in order to manufacture, package and label cannabis edibles, extracts and topicals to consumers. The licensing also has quality control and testing requirements for production to prevent contamination and address the risk of foodborne illness associated with cannabis. Cannabis products will have THC and cannabidiol limits per unit.

Security Clearances

The Cannabis Regulations require that certain people associated with cannabis licensees, including individuals occupying a “key position” directors, officers, large shareholders and individuals identified by the Minister of Health, must hold a valid security clearance issued by the Minister of Health. Officers and directors of a parent corporation must be security cleared.

Under the Cannabis Regulations, the Minister of Health may refuse to grant security clearances to individuals with associations to organized crime or with past convictions for, or an association with, drug trafficking, corruption or violent offences. Individuals who have histories of nonviolent, lower-risk criminal activity (for example, simple possession of cannabis, or small-scale cultivation of cannabis plants) are not precluded from participating in the legal cannabis industry, and the grant of security clearance to such individuals is at the discretion of the Minister of Health and such applications will be reviewed on a case-by-case basis.

Cannabis Tracking System

Under the Cannabis Act, the Minister of Health is authorized to establish and maintain a national cannabis tracking system. The Cannabis Regulations set out a national cannabis tracking system to track cannabis throughout the supply chain to help prevent diversion of cannabis into, and out of, the illicit market. The Cannabis Regulations also provides the Minister of Health with the authority to make a ministerial order that would require certain persons named in such order to report specific information about their authorized activities with cannabis, in the form and manner specified by the Minister of Health.

Cannabis Products

The Cannabis Regulations set out the requirements for the sale of cannabis products at the retail level permit the sale of dried cannabis, cannabis oil, fresh cannabis, cannabis plants, and cannabis seeds, including in such forms as “pre-rolled” and in capsules. The THC and cannabidiol content and serving size of cannabis products is limited by the Cannabis Regulations. These regulations also cover labelling and packaging regulation and extensive prohibitions on representations that may be made with respect to cannabis products covering areas such as health and cosmetic benefits, nutrition, comparisons to alcoholic beverages and diet benefits and dietary requirements.

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

Item 1A. Risk Factors

Investing in our common stock involves significant risks. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Business

Our revenues have been limited, and we will need to obtain financing for future growth, and possibly our operations, which may not be available to us and could dilute the ownership of current shareholders.

Historically, we have raised equity and debt capital to support our operations. We anticipate we will require additional cash resources to finance our growth or other future developments, including the launch of any new products and services and any investments or acquisitions we may decide to pursue. As of December 31, 2020, we had a working capital deficit of approximately $2,220,000 and our cash balance was $2,285,000. We are likely to need additional funds to complete further development of our business plan to achieve a sustainable sales level where ongoing operations can be funded from operations. We currently have one debt obligation, a loan from our bank of $514,200 provided in February of 2021, which we expect will be forgiven in full. We will likely need to raise debt or equity financing in the future in order to continue our operations and achieve our growth targets. However, there can be no assurance that such financing will be available in sufficient amounts and on acceptable terms, when and if needed, or at all. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations. We believe our cash balances and cash flow from operations will be insufficient to fund our operations and growth for the next 12 months.

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

The COVID-19 pandemic has resulted in significant economic uncertainty and disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses and lost or delayed revenue. We have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the change in macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that occurs, and due to any major public health crises that may occur in the future.

Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, or excess and obsolete inventory. Any of these events could amplify the other risks and uncertainties described in in this Annual Report and could have an adverse effect on our business and financial results.

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

Our strategy envisions growing our business and expanding within the CEA industry. We plan to expand our product, sales, administrative and marketing operations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

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

Our business is focused on providing engineering design, and equipment integration into CEA facilities. We believe the majority of our revenues in the periods covered by this report have been generated from clients that operate in the legal cannabis industry in the United States and Canada.

Although we are implementing a plan to broaden our market reach beyond the legal cannabis industry and are placing sales efforts on expansion into the rapidly growing non-cannabis CEA vertical farming segment, we continue to provide the majority of our facility engineering design and equipment integration and solutions to facilities in the legal cannabis industry.

Now that the non-cannabis CEA segment is gaining strong momentum in the agricultural industry, and since almost all of the equipment systems that we sell originate in the general horticulture industry and are agnostic to the crop grown in a facility, we believe that the proportion of non-cannabis revenues will increase over time, commensurate with our sales efforts and success. Notwithstanding our expansion plans, a decrease in demand in the legal cannabis industry could have a material adverse effect on our revenues and the success of our business.

The cannabis industry has been an emerging industry over the last several years, and cannabis has only been legalized in some states and remains illegal in other states and under U.S. federal law, making it difficult to accurately forecast the demand for our engineering and product solutions in this specific industry. Losing clients from the cannabis industry may have a material adverse effect on our revenues and the success of our business.

The cannabis industry is still in its early stages of development in the United States and has only been legalized in some states and remains illegal in other states and under U.S. federal law, making it difficult to accurately predict and forecast the demand for our engineering and product solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, we believe those of our clients operating in the legal cannabis industry would be lost to us.

In our operations, we rely heavily upon the various U.S. federal governmental memos issued in the past, including the memorandum issued by the DOJ on October 19, 2009, known as the “Ogden Memorandum”, the memorandum issued by the DOJ on August 29, 2013, known as the “Cole Memorandum” and other guidance, in the attempt to keep our operations acceptable to those state and federal entities that regulate, enforce, or choose to defer enforcement of certain current regulations regarding cannabis. By doing this, we seek to avoid the many possible consequences of providing grow equipment to the cannabis industry as our customers continue to comply with their state and local jurisdictional laws, rules and regulations and the interpretations of relevant authorities.

The legal cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted, and therefore, the loss of any of our current clients or our inability to capture new client contracts may have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this prospectus, which could materially and adversely affect our business and financial performance.

There is heightened scrutiny by Canadian regulatory authorities related to the cannabis industry.

We seek customers in the CEA Canadian market, some of which are cannabis growers. Therefore, our existing and future operations may become the subject of heightened scrutiny by those regulators and other authorities in Canada that oversee the cannabis industry. As a result, we may become subject to direct and indirect interaction with public officials in one or both the United States and Canada. No assurance can be provided that any heightened scrutiny will not in turn lead to the imposition of restrictions on our ability to operate in the United States or Canada, in addition to those described herein.

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

We may become subject to additional regulation of CEA facilities.

Our engineering and design services and solutions are focused on CEA facilities that are able to grow a wide variety of crops such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Some of these crops and their growing methodologies are subject to regulation by the United States Food and Drug Administration, environmental agencies, public utility agencies and other federal, state or foreign agencies. Changes to any regulations and laws that complicate the design and engineering of a subject CEA facility, such as waste water treatment and electricity-related mandates, make it possible that potential related zoning and enforcement could decrease the demand for our services, and in turn negatively impact our revenues and business opportunities.

The CEA industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing products similar to ours or make our products obsolete.

There are many competitors in the CEA industry, including some companies that focus on the cannabis industry. These companies generally offer products and services similar or the same as those offered by us. There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us or even superior in quality or price. The barriers to entry into the CEA industry are not overly significant. Over time we anticipate growth in our competition. Some of our current and future competition may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. One or more of these qualities may allow them to respond more quickly than us to market opportunities. They may be able to devote greater resources to the marketing, promotion and sale of their products and/or services. Competitors may also adopt more aggressive pricing policies and make more attractive offers to clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future, especially our recently launched SentryIQ® sensors, controls and automation platform. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our engineering, sales, manufacturing, distribution or other critical functions.

Portions of our IT infrastructure may also experience interruptions, delays or cessations of service or produce errors in connection with systems integration or migration work that takes place from time to time. We may not be successful in implementing new systems and transitioning data, which could cause business disruptions and be more expensive, time consuming, disruptive and resource intensive. Such disruptions could adversely impact our ability to fulfill orders and interrupt other processes. Delayed sales, lower profits, or lost customers resulting from these disruptions could adversely affect our financial results, stock price and reputation.

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

As of December 31, 2020, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $19,322,000, of which $11,196,261 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

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

Currently, a majority of the states and the District of Columbia permit some form of whole-plant cannabis use and cultivation either for medical or recreational use. There are efforts in other states to begin permitting cannabis use and/or cultivation in various contexts, and there are a number of states actively considering bills to permit recreational use. Nevertheless, the U.S. federal law continues to prohibit cannabis in all its forms as well as its derivatives. Under the federal Controlled Substances Act (the “CSA”), the policy and regulations of the U.S. federal government and its agencies is that marihuana (cannabis), or its more commonly spelled name marijuana, has no currently accepted medical use and a high potential for abuse, and a range of activities, including cultivation and use of marijuana, is prohibited.

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

In January 2021, the U.S. Department of Agriculture adopted a Final Rule addressing hemp producer licensing, recordkeeping, procedures for sampling and testing THC concentrations and harvesting procedures. The Rule was set to become effective on March 22, 2021. However, on January 20, 2021, the new administration instituted a regulatory freeze pending review for published rules that are not yet effective. The final rule requires all laboratories testing for THC concentration to be registered with the Drug Enforcement Agency.

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

Although these developments have been met with a certain amount of optimism in the scientific community, the CARERS Act has not yet been adopted, and the Rohrabacher-Farr Amendment, as an amendment to an appropriations bill, must be renewed annually on a bipartisan basis in order to remain in effect. The Rohrabacher-Farr Amendment has been renamed the Rohrabacher-Blumenauer Amendment through the amendment language, but the intent remains the same. The currently enacted Commerce, Justice, Science, and Related Agencies Act, which includes the Rohrabacher-Blumenauer Amendment, is effective, by passage of continuing resolutions, through September 30, 2021. Following the Sessions Memo, however, the federal government could at any time change its enforcement priorities against the cannabis industry. Any change in enforcement priorities could render our operations unprofitable or even prohibit such operations.

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

Individual state laws do not always conform to the federal standard or to other states’ laws. A number of states have decriminalized cannabis to varying degrees; other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Seventeen states and the District of Columbia have legalized the recreational use of cannabis and various state legislatures are considering recreational in 2021. Variations exist among states that have legalized, decriminalized, or created medical cannabis exemptions. For example, Alaska and Colorado have limits on the number of cannabis plants that can be grown by an individual in the home. In most states, the cultivation of cannabis for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of cannabis for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our revenue and earnings.

The cannabis industry could face strong opposition from other industries.

We believe that established businesses in other industries may have a strong economic interest in opposing the development of the cannabis industry. Cannabis may be seen by companies in other industries as an attractive alternative to their products, including recreational marijuana as an alternative to alcohol, and medical marijuana as an alternative to various commercial pharmaceuticals. Many industries that could view the emerging cannabis industry as an economic threat are well established, with vast economic and United States federal and state lobbying resources. It is possible that companies within these industries could use their resources to attempt to slow or reverse legislation legalizing cannabis. Any inroads these companies make in halting or impeding legislative initiatives that would be beneficial to the cannabis industry could have a detrimental impact on our clients and, in turn on our operations.

The legality of cannabis uses could be reversed in one or more states.

The voters or legislatures of states in which various marijuana uses have been legalized could potentially repeal applicable laws which permit the operation of both medical and retail marijuana and cannabis related businesses. These actions might force us to cease aspects of our operations in one or more states entirely.

Changing legislation and evolving interpretations of law, which could negatively impact our clients and, in turn, our operations.

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients involved in that industry and, in turn, our operations. Local, state and federal cannabis laws and regulations are often broad in scope and subject to constant evolution and inconsistent interpretations, which could require our clients and ourselves to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis growth or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

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

Continued development of the recreational and medical cannabis markets is dependent upon continued legislative authorization of cannabis at the state level for recreational and/or medical purposes. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters setbacks before achieving success. While there may be ample public support for legislative proposals, key support must be created in the relevant legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for recreational and/or medical purposes, which would limit the overall available market for our products and services, which could adversely impact our business, revenue and earnings.

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

Our contracts may not be legally enforceable in the United States.

Many of our historic contracts, and those we may enter into in the future, relate to services that are ancillary to the cannabis industry, which industry or aspects of the industry are not legal under U.S. federal law and under some state laws. As a result, we may face difficulties in enforcing our contracts in U.S. federal and certain state courts.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

A drop in the retail price of cannabis products may negatively impact our business.

The fluctuations in economic and market conditions that impact the prices of commercially grown cannabis, such as increases in the supply of cannabis and decreases in demand for cannabis, could have a negative impact on our clients that are cannabis producers, and therefore could negatively impact our business.

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

Our articles of incorporation permit our Board of Directors to reclassify any authorized but unissued shares of preferred stock into one or more classes. Our Board of Directors will generally have broad discretion over the size and timing of any such classification, subject to a finding that the classification and issuance of preferred stock is in our best interests. We are authorized to issue up to 350,000,000 shares of common stock and 150,000,000 shares of preferred stock. As of December 31, 2020, we had 236,526,638 shares of common stock issued and outstanding and 42,030,331 shares of preferred stock issued and outstanding. In the event our Board of Directors opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The cost of any classification would be borne by our existing common stockholders. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board of Directors and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. These effects, among others, could have an adverse effect on your investment in our common stock.

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

Item 3. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor, in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee is continuing to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. The Company strongly disputes the ongoing litigation and in the remote event of an adverse outcome, the amount of any settlement loss for this case is not reasonably estimable as of the date of the issuance of these financial statements.

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

Equity Compensation Plans

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2020, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2020 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	21,651,000	$0.078	3,795,182
Total	21,651,000	$0.078	3,795,182

(1) Of the 50,000,000 Plan Shares allocated for issuance under the 2017 Equity Plan, as of December 31, 2020, 24,553,818 shares have been issued, options over 21,651,000 shares were issued and outstanding and securities in respect of the remaining 3,795,182 shares were available for future issuance.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results. In addition to historical information, this Annual Report contains forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in this Annual Report.

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

Executive Overview

Our revenue for the year ended December 31, 2020 was $8,514,000 compared to $15,224,000 for the year ended December 31, 2019, a decrease of $6,710,000, or 44%. Overall, we had a net loss of $1,759,000 for the year ended December 31, 2020 as compared to a net loss of $1,339,000 for the year ended December 31, 2019, an increase of $420,000, or 31%. Our 2020 adjusted net loss was $1,239,000 compared to a 2019 adjusted net income of $92,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items and depreciation expense. Historically, one of the most significant financial challenges we face is the inconsistent and unpredictable revenue we generate quarter-over-quarter, and our revenue and cash flow remain difficult to predict.

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

In response to the COVID-19 pandemic and its changing conditions the Company reduced its operational expenses to conserve its cash resources. Many expenses, including travel, marketing, headcount, work hours, and compensation were reduced, deferred, or eliminated while still allowing us to meet our customer obligations and develop new business. As the fiscal year progressed and our sales rebounded, and we were able to obtain additional funds through a forgivable bank loan, we restored our workforce and compensation.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K above, for further discussion of the possible impact of the COVID-19 pandemic on our business.

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

One of our key 2019 and 2020 goals was to obtain more business from MFOs, which have greater financial resources, are more sophisticated, buy more and larger systems, and are less prone to project delays and cancellations, compared to the smaller cultivators that had been our primary customers in the past. Although we booked fewer projects with MFOs in 2020 than we did in 2019, we, booked three projects representing $3.5 million in potential future revenue. We recorded $2.9 million in revenue from these projects, or 35% of our total 2020 revenue. However, we still have significant work ahead of us to fill our sales pipeline with MFO customers that we believe will result in more consistent and predictable revenue and cash flow.

2. Sell More Automation and Control Systems. In 2019 we fulfilled a key goal by launching our SentryIQ® sensors, controls and automation (“SCA”) platform—a turnkey, single-vendor HVACD equipment and controls integration solution. We continued the rollout in 2020 and to date we have entered into thirteen contracts with twelve different companies to implement our SentryIQ® SCA platform. This product line is important for tactical and strategic reasons, and we hope to offer this as a standalone offering in the future. These systems provide a steady stream of data that our customers can use to make daily cultivation decisions. Additionally, we can use this data to track trends and apply future enhancements to our products and services, fostering closer relationships with our customers throughout their facilities’ life cycles. This product line is important for tactical and strategic reasons previously discussed.

We plan to continue to develop technology and innovations that provide value-add to our customers. We also intend to seek out “best-in-class” partners to help us automate and control the indoor grow facilities of the future.

3. Engage in Strategic Relationships with other Technology Leaders. During 2019, we identified several business verticals that we believe could be logical and natural complements to our climate control business, including: lighting, fertigation (automated process of delivering nutrients and water to plants), benches (customized systems to optimize use of the growing space), cultivation management technology (software), consumables (growing, packaging, facility and lab supplies), and operational improvement analytics (modeling, data aggregation and artificial intelligence). We intend to work with “best-in-class” vendors to develop more comprehensive, end-to-end, integrated solutions and specialized products and services that can help our cultivators compete in the market, whether through automation, software or operating efficiencies. We hope to establish one or more strategic alliances, such as reseller, distribution, co-marketing or product development agreements, with select companies which are consistent with our strategic direction. In 2020 we were unable to find suitable partners for such strategic relationships, but we continue to pursue this growth initiative.

Over time, if some of these strategic alliances are successful in driving top-line revenue for us and our partners, such relationships could develop into more exclusive arrangements or evolve into possible acquisitions or a source of strategic capital for us. There can be no assurance that we will be able to successfully execute any of these strategic initiatives. Our efforts will be primarily focused on working with new strategic partners to co-market each other’s products and services and possibly jointly develop new and improved products and services with CEA-specific applications, as opposed to seeking acquisitions.

*******

Revenue. Our 2020 revenue was $8,514,000. Our 2020 revenue represents a decrease of 44% compared to 2019. One of our MFO customers accounted for 28% of our 2020 revenue. We believe, among other things, that we need to build a diversified sales pipeline of MFOs, which we believe will increase our consistency and predictability of revenue.

Gross Margin. Our 2020 gross margin was 18.2%, a decrease from 29.9% in 2019. This decrease was primarily due to our fixed cost base, a lower margin on equipment sales, and an increase in variable costs as a percent of revenue as described in Results of Operations below.

Profitability. Our 2020 adjusted net loss was $1,239,000 compared to a 2019 adjusted net income of $92,000. Our adjusted net income (loss) is a key management metric and point of focus for us because it provides a proxy for the cash we generate from operations.

Capital Resources. Our working capital remains negative, and we have limited capital resources, which are impediments to the overall viability of our business as planned. The effect of the COVID-19 response has presented further challenges for us in 2020. Without increasing our current revenue and adding new sources of revenue, we cannot predict our future. As discussed elsewhere in this Annual Report, we have taken steps to reduce costs. We cannot predict how long our cost cutting measures will sustain the Company or how long the current economic situation will last.

Contract Bookings. Our bookings dropped significantly in the first half of 2020 but recovered in the second half, and our backlog at December 31, 2020, was $8,448,000, a decrease of $1,110,000, or 12%, from our December 31, 2019 backlog. During 2020, we had net bookings of $7,404,000, consisting of: (i) $10,343,000 of new sales contracts executed in 2020, (ii) $151,000 net positive changes orders, and (iii) $3,089,000 in project cancellations.

The following table sets forth: (i) our beginning backlog (the remaining contract value of outstanding sales contracts for which we have received an initial deposit as of the previous period), (ii) our net bookings for the period (new sales contracts executed during the period for which we received an initial deposit, net of any adjustments including cancellations and change orders during the period), (iii) our recognized revenue for the period, and (iv) our ending backlog for the period (the sum of the beginning backlog and net bookings, less recognized revenue). Based on the current economic climate and our cost cutting measures, there is no assurance that we will be able to continue to obtain the level of bookings that we have had in the past and or fulfill our current backlog, and we may experience contract cancellations, project scope reductions and project delays.

	For the quarter ended
	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Backlog, beginning balance	$10,143,000	$9,558,000	$8,875,000	$5,592,000	$8,198,000
Net bookings, current period	$3,134,000	$1,127,000	$(1,601,000)	$4,241,000	$3,637,000
Recognized revenue, current period	$3,719,000	$1,810,000	$1,682,000	$1,635,000	$3,387,000
Backlog, ending balance	$9,558,000	$8,875,000	$5,592,000	$8,198,000	$8,448,000

As has historically been the case at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of December 31, 2020. As of December 31, 2020, $2,643,000 of our backlog, or 31%, was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

We have provided an estimate in our consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2020 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our Q4 2020 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Our management has discussed the development and selection of critical accounting estimates with the Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, we establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2020, and December 31, 2019, the allowance for doubtful accounts was $165,098 and $151,673, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and obsolete inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2020, and December 31, 2019, the allowance for excess and obsolete inventory was $93,045 and $71,376, respectively.

Goodwill impairment. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded goodwill in connection with our acquisition of Hydro Innovations in July 2014. We perform a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We completed this assessment as of December 31, 2020 and concluded that no impairment existed.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2020, and December 31, 2019, we had an accrued warranty reserve amount of $173,365 and $185,234, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2020 and December 31, 2019. Based on the available evidence, we believe it is more likely than not that we will not be able to utilize our net deferred tax assets in the foreseeable future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

Share-based compensation. We recognize the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that we grant under our equity incentive plan in our consolidated financial statements based on their grant date fair value. The expense is recognized over the requisite service period or performance period of the award. The service inception date is typically the grant date, but the service inception date may be prior to the grant date. Awards with a graded vesting period based on service are expensed on a straight-line basis for the entire award. Awards with performance-based vesting conditions which require the achievement of a specific company financial performance goal at the end of the performance period and required service period are recognized over the performance period. Each reporting period, we reassess the probability of achieving the respective performance goal. If the goals are not expected to be met, no compensation cost is recognized, and any previously recognized amount recorded is reversed. If the award contains market-based vesting conditions, the compensation cost is based on the grant date fair value and expected achievement of market condition and is not subsequently reversed if it is later determined that the condition is not likely to be met or is expected to be lower than initially expected. The grant date fair value of stock options is based on the Black-Scholes Model. The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option.

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

Remaining performance obligations. The revenue standard requires certain quantitative and qualitative disclosures about our remaining performance obligations, which are defined as performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, including (i) the aggregate amount of the transaction price allocated to the remaining performance obligations, and (ii) when we expect to recognize as revenue with respect to such amounts on either: (x) a quantitative basis using appropriate time bands for the duration of the remaining performance obligations, or (y) by using qualitative information. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue on our remaining performance obligations. There are risks that we may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, the uncertainty regarding the COVID-19 virus, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2020. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

Commitments and contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, customer disputes, government investigations and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset had been impaired, or a liability had been incurred and the amount of loss can be reasonably estimated.

Results of Operations

Comparison of Years ended December 31, 2020 and 2019

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2020 was $8,514,000 compared to $15,224,000 for the year ended December 31, 2019, a decrease of $6,710,000, or 44%. This revenue decrease was partly the result of our decreased net bookings in 2020, which fell from $16,300,000 in 2019 to $7,405,000 in 2020, or 55%. We remain unable to consistently convert our backlog into revenue on a quarter-over-quarter basis. Our revenue conversion is largely dependent on customer-centric factors—outside of our control—such as industry uncertainty, project financing concerns, the licensing and qualification of our prospective customers, and other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue decreased by $3,714,000 from $10,676,000 for the year ended December 31, 2019 to $6,961,000 for the year ended December 31, 2020.

The gross profit for the year ended December 31, 2020 was $1,553,000 compared to $4,549,000 for the year ended December 31, 2019. Gross profit margin decreased by approximately twelve percentage points from 29.9% for the year ended December 31, 2019 to 18.2% for the year ended December 31, 2020. This decrease was primarily due to our fixed cost base, a lower margin on equipment sales, and an increase in variable costs as a percent of revenue as described below.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,167,000, or 13.7% of total revenue, for the year ended December 31, 2020 as compared to $1,426,000, or 9.4% of total revenue, for the year ended December 31, 2019. The decrease of $259,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $277,000, offset by an increase of $18,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $5,795,000, or 68.1% of total revenue, in the year ended December 31, 2020 as compared to $9,250,000, or 60.8% of total revenue, in the year ended December 31, 2019. In the year ended December 31, 2020 as compared to the prior year, our cost of equipment decreased by $3,331,000 primarily due to the decrease in revenue and a decrease in our equipment margin of 3.5 percentage points. Additionally in the year ended December 31, 2020 as compared to the year ended December 31, 2019: (i) our warranty costs increased by $144,000, (ii) our excess and obsolete inventory and other variable overheads increased by $45,000, which were offset by (iii) a reduction in outside engineering costs of $156,000, (iv) a reduction in shipping and handling costs of $89,000 and, (v) decreased travel of $69,000.

Operating Expenses

Operating expenses decreased by 33% from $5,859,000 for the year ended December 31, 2019 to $3,916,000 for the year ended December 31, 2020, a decrease of $1,944,000. The operating expense decrease consisted primarily of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $1,567,000, (ii) a decrease in advertising and marketing expenses of $246,000 and, (iii) a decrease in product development expenses of $131,000.

The decrease in SG&A expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019, was due primarily to: (i) a decrease of $762,000 in stock-based compensation, (ii) a decrease of $191,000 in commissions, (iii) a decrease in travel of $122,000, (iv) a decrease of $138,000 in accounting and other professional fees, (v) a decrease of $111,000 in loss on asset disposal, (vi) a decrease of $69,000 in board fees, (vii) a decrease of $57,000 in salaries, benefits and other employee related costs, (viii) a decrease of $44,000 in bad debt expense, (ix) a decrease in depreciation of $40,000, (x) a decrease of $17,000 in facilities, insurance and office supplies and, (xi) a decrease in investor relations costs of $15,000.

The decrease in marketing expenses were due primarily to: (i) a decrease of $205,000 for industry trade shows and events, (ii) a decrease in stock-based compensation of $26,000, (iii) a decrease of $17,000 in travel, (iv) a decrease of $15,000 in collateral and other marketing expenses, offset by (v) an increase of $20,000 for web development.

The decrease in product development costs was due to (i) a decrease in materials costs of $88,000, (ii) a decrease in stock-based compensation of $23,000, (iii) a decrease in salaries and benefits of $12,000 and, (iv) a decrease in travel of $7,000.

Operating Loss

We had an operating loss of $2,363,000 for the year ended December 31, 2020, as compared to an operating loss of $1,311,000 for the year ended December 31, 2019, an increase of $1,052,000, or 80%. The operating loss included $406,000 of non-cash, stock-based compensation expenses and $114,000 for depreciation and amortization in the year ended December 31, 2020 as compared to $1,277,000 for stock-based compensation and $154,000 of depreciation and amortization for the year ended December 31, 2019. Excluding these non-cash items, our operating loss increased by $1,964,000.

Other Income (Expense)

Our other income (net) increased by $632,000 from other expense (net) of $28,000 for the year ended December 31, 2019 to other income (net) of $604,000 for the year ended December 31, 2020. This change is primarily due to loan forgiveness of $557,000 and income from a legal judgement of $35,000.

Net Loss

Overall, we had a net loss of $1,759,000 for the year ended December 31, 2020 as compared to a net loss of $1,339,000 for the year ended December 31, 2019, an increase of $420,000. The net loss included $406,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $114,000 in the year ended December 31, 2020 as compared to non-cash, stock-based compensation expense of $1,277,000 and depreciation and amortization of $154,000 in the year ended December 31, 2019. Excluding these non-cash items, our net loss increased by $1,332,000.

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2020, we had cash and cash equivalents of $2,285,000, compared to cash and cash equivalents of $922,000 as of December 31, 2019, an increase of 148%. The $1,363,000 increase in cash and cash equivalents during the year ended December 31, 2020 was primarily the result of cash provided by our operating and financing activities. Our cash is held in bank depository accounts in certain financial institutions. We currently have deposits in financial institutions that exceed the federally insured amount.

As of December 31, 2020, we had accounts receivable (net of allowance for doubtful accounts) of $33,000, inventory (net of excess and obsolete allowance) of $327,000, and prepaid expenses and other of $1,038,000 (including $916,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of December 31, 2020, we had no indebtedness, total accounts payable and accrued liabilities of $1,785,000, deferred revenue of $3,724,000, accrued equity compensation of $128,000, and the current portion of operating lease liability of $266,000. As of December 31, 2020, we had a working capital deficit of $2,220,000, compared to a working capital deficit of $1,437,000 as of December 31, 2019.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Because of the economic situation that developed during 2020, we cannot predict the continuing level of working capital that we will have in the future. Additionally, we cannot predict that our future financial position will not deteriorate due to cancelled or delayed contract fulfillment, reduced sales and our ability to perform our contracts.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Net cash provided by operating activities	$818,000	$672,000
Net cash used in investing activities	(9,000)	(3,000)
Net cash provided by financing activities	554,000	-
Net increase in cash	$1,363,000	$669,000

Operating Activities

We incurred a net loss for the year ended December 31, 2020 of $1,759,000 compared to a net loss for the year ended December 31, 2019 of $1,339,000. We had an accumulated deficit of $27,444,000 as of December 31, 2020.

Cash provided by operations for the year ended December 31, 2020 was $818,000 compared to cash provided by operations of $672,000 for the year ended December 31, 2019, an increase of $146,000. The increase was primarily attributable to: (i) an increase in cash from working capital of $1,370,000, offset by, (ii) a decrease in non-cash operating charges of $804,000, and (iii) an increase in net loss of $420,000. Significant non-cash items included: (i) a gain on note payable forgiveness of $557,000, (ii) stock-related compensation of $277,000, (iii) $190,000 for amortization of ROU asset, and (iv) depreciation and amortization expense of $120,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2020 was $9,000, compared to cash used in investing activities of $3,000 for the year ended December 31, 2019. The change related to purchases of property and equipment.

Financing Activities

For the years ended December 31, 2020 and 2019, cash from financing activities was $554,000 and $0, respectively. The cash from financing activities was the result of a loan received from our bank on April 22, 2020 which was subsequently forgiven on December 11, 2020. See Note 9 – Note Payable and Accrued Interest.

Going Concern

Our consolidated financial statements for the year ended December 31, 2020, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2020, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the year ended December 31, 2020, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company is subject to a number of risks similar to those of other similar stage and situated companies, including general economic conditions, its customers’ operations and prospects for and ability to obtain project financing, and market and business disruptions, that include the outbreak of COVID-19, dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company also will be affected by constraints on the availability of capital to its customers and prospects who have commenced, or are contemplating, new or expanded cultivation facilities and the overall impact of the Covid-19 pandemic. The extent to which COVID-19 will impact the Company’s business and financial results will depend on future developments, which are uncertain and cannot be predicted. See Note 16. The duration and likelihood of operational success going forward resulting from the fiscal year 2020 measures of adjusting the workforce reductions and cost-cutting measures are uncertain. If these actions do not meet management’s expectations, or additional capital is not available, there is substantial doubt about the Company’s ability to continue as a going concern. Other factors that will impact the Company’s ability to continue operations include the market demand for the Company’s products and services, the ability to service its customers and prospects, potential contract cancellations, project scope reductions and project delays, the Company’s ability to fulfill its backlog, the management of working capital, and the continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next twelve months. If the Company is unable to increase revenues, or otherwise generate cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee is continuing to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. The Company strongly disputes the ongoing litigation and in the remote event of an adverse outcome, the amount of any settlement loss for this case is not reasonably estimable as of the date of the issuance of these financial statements.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2020, we had no off-balance sheet arrangements. During 2020 and 2019, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 16 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the more significant events occurring since December 31, 2020.

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

See Item 14.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision of management, by our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020:

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

The material weaknesses in internal control over financial reporting as of December 31, 2020, remained unchanged from December 31, 2019. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2020.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have improved our internal control over financial reporting. In January of 2020, we implemented an inventory management system and perpetual inventory which we believe has addressed some of our weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	62	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	65	Director
Nicholas J. Etten	52	Director

Certain information, as of March 23, 2021, with respect to the Company’s current directors is set forth below. The business address of each of the directors is 1780 55th Street, Boulder, Colorado 80301.

Name and Year First Elected Director	Background Information and Principal Occupation(s) During Past Five Years and Beyond

Anthony K. McDonald (2018)

Mr. McDonald was appointed a director on September 12, 2018. On November 28, 2018, Mr. McDonald was appointed our Chief Executive Officer and President. On June 24, 2020, Mr. McDonald was appointed Chairman of the Board. Mr. McDonald has been involved in building businesses in the cleantech, energy efficiency and heating, ventilation and air conditioning (“HVACD”) industries over the past 10 years. From 2008 to 2018, Mr. McDonald led sales and business development as Vice-President—Sales for Coolerado Corp., a manufacturer and marketer of innovative, energy-efficient air conditioning systems for commercial, government, and military use. Along with Coolerado’s CEO, Mr. McDonald was instrumental in growing the business to become an INC. 600 high-growth company award winner and assisted in raising $15 million of private funding from a cleantech investment fund. In 2015, Coolerado was acquired by Seeley International, Australia’s largest air conditioning manufacturer and an innovative global leader in the design and production of energy-efficient cooling and heating products, where Mr. McDonald served as National Account Manager. He is also the founder and Managing Partner of Cleantechsell.com and the author of Cleantech Sell: The Essential Guide To Selling Resource Efficient Products In The B2B Market.

Prior to joining Coolerado, Mr. McDonald spent over ten years in the private equity industry where he was involved in numerous transactions in the technology, manufacturing, and power development industries. As a business development officer at several private equity acquisitions groups Mr. McDonald identified, financed, or acquired numerous transactions with total enterprise value in excess of $200 million.

Mr. McDonald was also a consultant to international banks with KMPG from 1994 to 1997 and served as a director for Keating Capital, Inc., a publicly traded business development company that made investments in pre-IPO companies. He previously served as a mentor for companies in the Clean Tech Open competition.

Mr. McDonald is a U.S. Army veteran and a graduate of the U.S. Military Academy at West Point, N.Y. where he earned a B.S. degree in Engineering and Economics. He also received an M.B.A. degree from the Harvard Business School.

Among the reasons for Mr. McDonald to be selected for service on the Board is his experience in sales, sales and operations management, mergers and acquisitions, the HVACD industry, his in-depth knowledge of climate control systems and technologies.

James R. Shipley (2020)

Mr. Shipley was appointed a director on June 24, 2020. Mr. Shipley recently retired from AgTech Holdings where he was the Chief Strategy Officer of GroAdvisor and the Vice-President of Sales VividGro since 2017. Since 2017, Mr. Shipley has assisted in design and build consulting along with supply chain management for cultivation operations in 12 states covering more than 500,000 square feet of warehouse indoor cultivation and continues to consult independently with operators in North America. From 2014 to 2017 Mr. Shipley, acting in several executive roles, helped build multiple business lines for MJIC Inc. (now CNSX: MSVN ); these roles included being a member of the board of directors, Chairman and President. Mr. Shipley is currently president and a principal in RSX Enterprises Inc., a sales agency and marketing firm that sells and markets equipment for use in controlled environment agriculture on behalf of various manufacturers. Mr. Shipley has been active in the cannabis business, where he has founded various summits such as the Marijuana Investor Summit and been involved in many educational workshops and business expos. Previously, Mr. Shipley was an officer and chief revenue officer with Carrier Access Corporation (CACS), a public company trading on Nasdaq. Prior to Carrier Access, Mr. Shipley worked at Williams Companies in their telecommunications divisions.

Mr. Shipley has been selected for service on the Board because of his experience in and commitment to the cannabis industry, his demonstrated and consistent record of success as an executive and entrepreneur, and his extensive network of contacts in the cannabis industry.

Nicholas J. Etten (2020)

Mr. Etten was appointed a director on June 24, 2020. Mr. Etten joined Acreage Holdings in 2018 where he is currently the Head of Government Affairs. Acreage is a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S. In 2017 he founded the Veterans Cannabis Project where he continues to serve as Chairman. Veterans Cannabis Project (VCP) is an organization dedicated to advocating on behalf of cannabis access issues for U.S. military veterans. From 2015 to 2017, Mr. Etten set aside his career to provide care for his seriously ill son. Mr. Etten’s career has been focused on the growth equity market, and prior to Acreage, he held positions including Vice President of Global Business Development for FreightWatch International, and Director of Corporate Development for Triple Canopy. Mr. Etten was an investment professional at Trident Capital, where he focused on the cyber-security space, and an investment banker at Thomas Weisel Partners. Mr. Etten served on active duty as a U.S. Navy SEAL officer. He earned an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University, and a BS in political science from the United States Naval Academy.

Mr. Etten has been selected for service on the Board because of his experience in and commitment to the cannabis industry, his experience with multi-site cannabis operators, his demonstrated and consistent record of success as an executive, and his extensive network of contacts in the cannabis industry and investment banking world.

Each of the directors on our Board of Directors was elected or appointed because he has demonstrated an ability to make meaningful contributions to our business and affairs and has skills, experience and background that are complementary to those of our other Board members.

Director Independence

The Board annually determines each director’s independence, although we are not required to have any independent directors because the common stock of the Company is not listed on a national exchange. We do not consider a director independent unless the Board has determined that the person has no material relationship with us. We intend to monitor the relationships of our directors and officers through a questionnaire each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, the Board uses the definition of director independence set forth in Rule 5605(a)(2) promulgated by the Nasdaq Stock Market. The Board has determined that Messrs. Shipley and Etten are independent directors. Mr. McDonald is not an independent director as a result of his position as an executive officer.

Audit Committee Functions

The Board currently does not have an Audit Committee. Rather, the functions that an audit committee would carry out are handled by the Board. These responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. The Board also considers the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources.

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

Stockholder Communications with Directors

Stockholders may communicate with the Board by sending a letter to the Corporate Secretary, Surna Inc., 1780 55th Street, Boulder, Colorado 80301. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and should indicate in the address whether the communication is intended for the entire Board, the non-employee directors as a group or an individual director. Each communication will be screened by the Corporate Secretary or his designee to determine whether it is appropriate for presentation to the Board or any specified director(s). Examples of inappropriate communications include junk mail, spam, mass mailings, resumes, job inquiries, surveys, business solicitations and advertisements, as well as unduly hostile, threatening, illegal, unsuitable, frivolous, patently offensive or otherwise inappropriate material. Communications determined to be appropriate for presentation to the Board, or the director(s) to whom they are specifically addressed, will be submitted to the Board or such director(s) on a periodic basis. Any communications that concern accounting, internal control or auditing matters will be handled in accordance with procedures adopted by the Board of Directors.

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

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board, if any. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In 2020, the Board held four meetings. Each of our directors attended 100% of the Board meetings that were held during the periods when he was a director and 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. We do not have a policy requiring that directors attend our annual meetings of stockholders. We did not hold a 2020 annual meeting of stockholders.

Board Leadership Structure

The Board may, but is not required to, select a Chairman of the Board who presides over the meetings of the Board and meetings of the stockholders and performs such other duties as may be assigned to him by the Board. The positions of Chairman of the Board and Chief Executive Officer may be filled by one individual or two different individuals. Currently the positions of Chairman of the Board and Chief Executive Officer are held by Mr. McDonald.

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

The Board oversees risks associated with their respective areas of responsibility. The Board oversees: (i) risks and exposures associated with our business strategy and other current matters that may present material risk to our financial performance, operations, prospects or reputation, (ii) risks and exposures associated with management succession planning and executive compensation programs and arrangements, including equity incentive plans, and (iii) risks and exposures associated with director succession planning, corporate governance, and overall board effectiveness.

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

Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2020, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act, except as stated hereinafter, Mr. McDonald, the Chief Executive Officer, filed a late Form 4 report, on March 12, 2021, indicating and acquisition of 268,700 nonqualified stock options on February 16, 2021.

Executive Officer

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of March 22, 2021.

Name	Age	Positions
Anthony K. McDonald*	62	Chief Executive Officer and President; Director

* Mr. McDonald currently also serves as our Principal Financial and Accounting Officer.

Mr. McDonald’s biographical information is included with such information for the other members of our Board.

Item 11. Executive Compensation

Director Compensation Program

On January 2, 2020, the Board approved a revised compensation plan for independent directors. Under this plan, the Company was to pay its independent directors an annual cash fee of $30,000, payable quarterly in advance, covering attendance at all regular or special meetings of the Board or any committee thereof (including telephonic meetings) and any other services provided by them as a director (other than services as the Chairman of the Board and lead independent director and the Chairman of the Audit Committee).

Under this plan, the Company was to pay the Chairman of the Board and lead independent director an additional annual fee of $15,000, payable in cash quarterly in advance.

Also, under this plan, the Company was to pay the Audit Committee Chairman an additional annual fee of $15,000, payable in cash quarterly in advance, for his services as the Audit Committee Chairman. There was no additional compensation paid to members of the Audit Committee.

For independent directors elected or appointed on or after January 1, 2020, at the time of initial election or appointment, the independent director received an equity award consisting of a grant of non-qualified stock options to purchase 500,000 shares of the Company’s common stock. The options vested 50% upon grant and 50% on the first anniversary of the grant date, had a term of 10 years, and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

In addition, on the first business day of January each year, each independent director received a grant of non-qualified stock options to purchase 250,000 shares of the Company’s common stock, which options immediately vested on the date of grant, had a term of 10 years, and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date. In the case of a mid-year election or appointment, the 250,000 options were pro-rated for each full quarter of service in the year of appointment.

For each of the two independent directors serving on January 1, 2020, Messrs. Keating and Simonton, the Board also approved a special one-time grant of non-qualified stock options to purchase 2,000,000 shares of the Company’s common stock, in recognition of the prior services of each such independent director. These non-qualified stock options were granted January 2, 2020, were immediately vested on the date of grant, had a term of 10 years, and had an exercise price of $0.07 per share, the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

On March 26, 2020, Timothy J. Keating resigned as Chairman of the Board and a member of the Board and J. Taylor Simonton resigned as a member of the Board.

On June 24, 2020, the Board adopted a new plan for Director compensation (the “Plan”) related to the appointment of Messrs. Shipley and Etten as directors. Under the Plan, each such independent director will receive an equity award consisting of a grant of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock. The options will vest 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date. Options will also provide that they will expire 3 months after the termination of service to the Company for any reason. The directors will not receive any cash payment for meeting attendance.

Effective June 24, 2020, the Company appointed two new independent directors, James R. Shipley and Nicholas J. Etten, and Mr. McDonald was appointed Chairman of the Board.

Both new independent directors, Messrs. Shipley and Etten, are subject to the Plan.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2020 to the individuals who served as our independent directors during such period.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1), (2)	Total
James R. Shipley	$-	$-	$19,800	$19,800
Nicholas J. Etten	$-	$-	$19,800	$19,800

(1) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2020 included in this Annual Report.

(2) Reflects grant to each independent director on June 24, 2020 of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock.

Disclosure Relating to Former Directors

Mr. Keating was a Director of the Company until his resignation in March 2020. During the period from January 1, 2020 until his resignation, Mr. Keating received $7,500 fees paid or earned in cash and stock option non-qualified stock options to purchase 250,000 shares of the Company’s common stock valued at $14,625 in respect of the annual 2020 grant in recognition of his prior services to the Company.

Mr. Simonton was a Director of the Company until his resignation in March 2020. During the period from January 1, 2020 until his resignation, Mr. Keating received $7,500 fees paid or earned in cash and stock option non-qualified stock options to purchase 250,000 shares of the Company’s common stock valued at $14,625 in respect of the annual 2020 grant in recognition of his prior services to the Company.

The aggregate number of non-qualified stock options held as of December 31, 2020 by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units	Total
James R. Shipley	1,000,000	–	1,000,000
Nicholas J. Etten	1,000,000	–	1,000,000

(1) Includes grant to each independent director on June 24, 2020 of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock

.

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

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	2020	$174,593	$20,000	$-	$33,333	$-	$-	$15,314	$243,240
	2019	$180,000	$-	$-	$58,532	$-	$-	$13,900	$252,432

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2019 or 2020, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2020 included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2019 and 2020 years. Bonus includes cash bonus paid in recognition of services rendered and contributions to the Company’s performance in 2019. 2019 option awards include non-qualified stock options to purchase 1,000,000 shares of common stock awarded in January 2020, based on our 2019 performance and Mr. McDonald’s contributions to such performance, some of which options are subject to certain to vesting (see Outstanding Equity Awards table, below). 2020 option awards include non-qualified stock options to purchase 268,700 shares of common stock awarded in February 2021, based on Mr. McDonald’s 2020 performance. The options vested and became exercisable on the grant date. Other compensation in 2019 and 2020 includes (i) employer-paid portion of health plan benefits ($6,700 and $7,780, respectively), and (ii) employer matching contributions under our 401(k) plan ($7,200 and $7,535, respectively).

Disclosure Relating to Former Executives

Mr. Bechtel was Chief Executive Officer and President from August 2017 until his resignation in November 2018. During the year ended December 31, 2019, Mr. Bechtel received salary of $7,561 in respect of services provided in the prior year.

Mr. Smiens was Chief Financial Officer and Treasurer from July 2018, and Secretary from September 2018, until his termination of employment in December 2018. During the year ended December 31, 2019, Mr. Smiens received slasy of $18,454 in respect of services provided in the prior year.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Anthony K. McDonald (1)	5,000,000	–	–	$0.089	11/28/2028	–	–	–	–
	1,000,000	–	–	$0.070	1/2/2030	–	–	–	–
	268,700	–	–	$0.130	2/16/2031

(1) On November 28, 2018, we granted to Mr. McDonald non-qualified stock options to purchase 5,000,000 shares of common stock under our 2017 Equity Incentive Plan, of which: (i) 1,000,000 options vested and became exercisable on the grant date, (ii) 2,000,000 options vested and became exercisable on December 31, 2019, and (iii) 2,000,000 options vested and became exercisable on December 31, 2020. On January 2, 2020, we granted to Mr. McDonald non-qualified stock options to purchase 1,000,000 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2019, which options vested and became exercisable on the grant date. On February 16, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 268,700 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2020, which options vested and became exercisable on the grant date.

Compensation Arrangements with Named Executive Officers

Anthony K. McDonald

On November 28, 2018, the Company entered into an employment agreement with Mr. McDonald, the Company’s Chief Executive Officer and President. The initial term of the employment agreement commenced on November 28, 2018 and was to continue until December 31, 2020. During the year ended December 31, 2020, the term of Mr. McDonald’s employment agreement was extended to December 31, 2021. However, the Company and Mr. McDonald may terminate the employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Mr. McDonald’s employment is terminated by the Company during the initial term without cause, Mr. McDonald will be entitled to receive his base salary for an additional 30 days. Following the initial term, the Company and Mr. McDonald may extend the employment agreement for additional one-year terms by mutual written agreement. Under the employment agreement, Mr. McDonald received in 2019 an annualized base salary of $180,000. Effective January 1, 2020, the annualized base salary was increased to $200,000.

Under the employment agreement, the Board approved an award of non-qualified stock options to purchase 5,000,000 shares of the Company’s common stock under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), which vest as follows: (i) 1,000,000 options vested and became exercisable on November 28, 2018, the grant date, (ii) 2,000,000 options vested and became exercisable on December 31, 2019, and (iii) 2,000,000 options vested and became exercisable on December 31, 2020. The exercise price of these options is $0.089, based on the closing of the Company’s common stock on November 27, 2018. In the event of a change of control involving the Company, any non-qualified stock options not already vested will become vested, provided Mr. McDonald continues to provide services to the Company on the date immediately preceding the date of the change of control.

In consideration of the grant of the above non-qualified stock options, Mr. McDonald agreed to cancel 197,368 RSUs, which were granted to him as an equity retention award in connection with Mr. McDonald’s appointment to the Board on September 12, 2018 and which had not vested as of November 28, 2018.

On January 2, 2020, the Board also awarded Mr. McDonald a special one-time grant of non-qualified stock options to purchase 1,000,000 shares of the Company’s common stock and a $20,000 cash bonus, in recognition of his services as the Company’s Chief Executive Officer during 2019. These non-qualified stock options were immediately vested on the date of grant, had a term of 10 years, and had an exercise price of $0.07 per share, the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

On February 16, 2021, Mr. McDonald was awarded non-qualified stock options to purchase 268,700 shares of common stock under our 2017 Equity Incentive Plan. This grant was based on his performance during 2020. The options vested and became exercisable on the grant date. The associated equity compensation expense was accrued during 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the shares of our common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding common stock. The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 23, 2021. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o Surna Inc. 1780 55th Street, Boulder, Colorado 80301.

	Common Stock		Preferred Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)	Number of Shares Owned Beneficially (1)	Percentage of Class (3)

Directors
Anthony K. McDonald (4)	6,466,068	2.7%	-	-
James R. Shipley (5)	1,000,000	0.4%
Nicholas J. Etten (6)	1,000,000	0.4%

Executive Officers who are not Directors	-	-	-	-

Executive Officers and Directors as a Group	8,466,068	3.5%	-	-

5% or More Stockholders
John F. Jansen (7)	15,253,546	6.4%	-	-
Brandy M. Keen (8)	13,020,614	5.5%	-	-
Morgan Paxhia (9)	-	-	33,428,023	79.5%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 236,526,638 shares of the Company’s common stock issued and outstanding as of March 23, 2021.

(3) Based on a total of 42,030,331 shares of the Company’s preferred stock issued and outstanding as of March 23, 2021. The holders of preferred stock vote as a separate class on matters affecting the preferred stock.

(4) Includes 6,268,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of which 268,700 were granted on 02/16/21.

(5) Includes 1,000,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(6) Includes 1,000,000 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(7) Beneficial ownership based on Schedule 13G dated May 25, 2018 filed by Mr. Jansen with the SEC, and share ownerhsip reported by Mr. Jansen to the Company as of March 8, 2020. Includes 2,500,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days. The address for Mr. Jansen is 4910 Kaylan Court, Richmond, TX 77407.

(8) Beneficial ownership based on share ownership reported by Ms. Keen to the Company as of March 4, 2021. Includes shares of common stock held jointly with her spouse, Stephen B. Keen. The address for the Keens is 359 Ash Juniper Dr., New Braunfels, TX 78132.

(9) Includes 33,428,023 shares of preferred stock owned by Demeter Capital Group LP (“Demeter”). Mr. Paxhia and his sister, Emily Paxhia, are the managing members of Poseidon Asset Management, LLC (“Poseidon”), which is the general partner and/or investment manager of Demeter and in such capacity exercises voting and dispositive power over the securities beneficially owned by Demeter. The address for Mr. Paxhia, Ms. Paxhia, Poseidon and Demeter is 130 Frederick Street, #102, San Francisco, CA 94117.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The following describes certain agreements and transactions between the Company and its co-founders, Brandy and Stephen Keen (the “Co-founders”). The Co-founders held various executive officer and director positions with the Company until May 2018. One of the Co-founders also was a consultant to the Company until May 2018. The Co-founders are also shareholders of the Company. Based on information available to the Company, the Co-founders did not own more than 10% of the Company’s outstanding common stock at any time during 2020 or 2019.

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

Employment Agreement. In May 2018, we entered into an employment agreement with Ms. Keen, which provided for an initial base salary of $150,000 per year and certain sales incentive. Pursuant to the employment agreement, we awarded 4,800,000 restricted stock units (“RSUs”) to Ms. Keen that vested at certain dates in the future, subject to her continued employment. These RSU’s have now fully vested and Ms. Keen continues her employment with the Company under this agreement.

***************

During 2020, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

On January 7, 2021, the Company entered into a consulting agreement with RSX Enterprises, Inc. (RSX), a company controlled by Mr. James R. Shipley, a director of the Company. RSX will provide consulting services to the Company focused on product offerings, engineering requirements, key customer marketing outreach, and related matters, as mutually determined by the Company and RSX. The Company will pay a monthly consulting fee of $6,500 for up to 50 hours per month for the various consulting activities undertaken and provide for reimbursement of expenses. The term of the agreement is set for three months. Any intellectual property developed by RSX will belong to the Company, and the contract provides for typical indemnification obligations and confidentiality provisions.

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

In addition, our Board will review all related party transactions for potential conflict of interest situations on an ongoing basis (if such transactions are not reviewed and overseen by another independent body of the Board). In accordance with that policy, the Board’s general practice is to review and oversee any transactions that are reportable as related party transactions under the Financial Accounting Standards Board (“FASB”) and SEC rules and regulations. Management advises the Board on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

Item 14. Principal Accountant Fees and Services

ACM LLP (“ACM”) acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019. ACM has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2020. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees of SGA and ACM for the years ended December 31, 2020 and 2019, respectively:

	2020		2019
Audit Fees	$116,000		$135,000
Audit-Related Fees			-
Tax Fees	21,000	(1)	16,960	(2)
Other Fees	-		-
Total	$137,000		$151,960

(1) Tax fees in 2020 relate to tax returns for the 2019 year (2) Tax fees in 2019 relate to tax returns for the 2018 year

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

Pre-Approval Policy

Our Board of Directors pre-approves all services to be provided by our independent registered public accounting firm.

Change in Accountants Disclosure

On May 26, 2020, the Company notified ACM, that the Company had dismissed ACM as its independent registered public accounting firm. The dismissal of ACM was approved by the Board of the Company.

ACM served as the Company’s independent registered public accounting firm since 2017 until its dismissal.

ACM’s reports on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2019 and 2018, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports contained explanatory paragraphs in respect to uncertainty as to the Company’s ability to continue as a going concern and the change in its method of accounting for leases due to the adoption of the Accounting Standards Codification Topic 842, Leases, which was discussed in Footnote 4 to the consolidated financial statements for the year ended December 31, 2019. During the fiscal years ended December 31, 2019 and 2018, and through May 26, 2020, there were no disagreements with ACM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to ACM’s satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years.

During the fiscal years ended December 31, 2019 and 2018 and through May 26, 2020, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K, other than certain material weaknesses in respect of effectiveness of internal controls over certain aspects of the financial reporting process because: (i) the Company lacked a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that was commensurate with the financial reporting requirements of the Company, (ii) there was inadequate segregation of duties due to the limited number of accounting personnel, and (iii) the Company has insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that management uses for a variety of purposes including revenue, taxes, stock-based compensation and other areas, and place significant reliance on, for our financial reporting.

On May 28, 2020, the Company engaged SGA, as its new independent registered public accounting firm. The engagement of SGA was approved by the Board.

During the fiscal years ended December 31, 2019 and 2018 and thereafter through May 28, 2020, the Company did not consult with SGA with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided ACM with a copy of the foregoing disclosure and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated May 28, 2020, was filed as Exhibit 16.1 to the Current Report on Form 8-K, dated May 26, 2020, filed with the SEC on May 29, 2020.

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

Surna Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Surna Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Surna Inc. (“the Company”) as of December 31, 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced losses since its inception, has a net working capital deficiency and has an accumulated deficit, which creates substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Contracts with Multiple Performance Obligations

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s contracts with customers often include the promise to transfer multiple goods and services to a customer. Distinct promises within a contract are referred to as performance obligations and are accounted for as separate units of account. Management assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such goods or services are separable from the other aspects of the contractual relationship. The Company’s performance obligations include various distinct goods and services such as equipment and various engineering services. When multiple performance obligations are identified within a contract, management exercises judgement in allocating the transaction price amongst the various performance obligations. In addition, when discounts are provided for a particular contract, the discount is allocated to each performance obligation proportionally based upon the stand-alone selling price of each performance obligation.

We determined that performing procedures related to the identification of performance obligations in revenue contracts and allocation of the transaction price to the respective performance obligations is a critical audit matter as there was significant judgment by management in identifying performance obligations in revenue contracts and allocating the consideration, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures to evaluate whether performance obligations in revenue contracts were appropriately identified by management and consideration was appropriately allocated.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	We gained an understanding of the internal controls related to the revenue recognition process, including controls related to the proper identification of performance obligations and allocation of the transaction price to the various performance obligations.
●	We examined revenue contracts, on a test basis, to test the accuracy and completeness of management’s identification of the performance obligations.
●	We evaluated management’s process for allocation of the transaction price to the identified performance obligations including evaluating the reasonableness of management’s estimate of stand-alone selling prices.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT

March 23, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Surna Inc.

Boulder, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Surna Inc. and subsidiary (the “Company”) as of December 31, 2019, the related consolidated statements of operations, shareholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ ACM LLP

We served as the Company’s auditor from 2017 to 2020.

Greeley, Colorado

March 24, 2020

Surna Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash and cash equivalents	$2,284,881	$922,177
Accounts receivable (net of allowance for doubtful accounts of $165,098 and $151,673, respectively)	33,480	138,357
Inventory, net	327,109	1,231,243
Prepaid expenses and other	1,037,823	269,491
Total Current Assets	3,683,293	2,561,268
Noncurrent Assets
Property and equipment, net	147,732	257,923
Goodwill	631,064	631,064
Intangible assets, net	7,227	11,930
Deposits	-	51,000
Operating lease right-of-use asset	343,950	534,133
Total Noncurrent Assets	1,129,973	1,486,050

TOTAL ASSETS	$4,813,266	$4,047,318

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,784,961	$1,832,959
Deferred revenue	3,724,189	1,444,472
Accrued equity compensation	128,434	503,466
Current portion of operating lease liability	266,105	217,843
Total Current Liabilities	5,903,689	3,998,740

NONCURRENT LIABILITIES
Other liabilities	74,156	-
Operating lease liability, net of current portion	169,119	404,209
Total Noncurrent Liabilities	243,275	404,209

TOTAL LIABILITIES	6,146,964	4,402,949

Commitments and Contingencies (Note 11)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 236,526,638 and 228,216,638 shares issued and outstanding, respectively	2,366	2,283
Additional paid in capital	26,107,159	25,326,593
Accumulated deficit	(27,443,643)	(25,684,927)
Total Shareholders’ Deficit	(1,333,698)	(355,631)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,813,266	$4,047,318

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019
Revenue, net	$8,514,272	$15,224,454

Cost of revenue	6,961,305	10,675,601

Gross profit	1,552,967	4,548,853

Operating expenses:
Advertising and marketing expenses	430,012	675,703
Product development costs	390,229	521,044
Selling, general and administrative expenses	3,095,350	4,662,695
Total operating expenses	3,915,591	5,859,442

Operating loss	(2,362,624)	(1,310,589)

Other income (expense):
Other income (expense), net	621,340	(27,977)
Interest expense	(17,432)	-
Total other income (expense)	603,908	(27,977)

Loss before provision for income taxes	(1,758,716)	(1,338,566)

Income taxes	-	-

Net loss	$(1,758,716)	$(1,338,566)

Loss per common share – basic and dilutive	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and dilutive	236,168,059	227,662,184

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2018	42,030,331	$420	224,989,794	1,000,000	$2,250	$24,538,027	$(24,346,361)	$194,336
Common shares issued on settlement of restricted stock units and award of stock bonuses, vested restricted stock units canceled	-	-	2,240,000	560,000	23	(23)	-	-
Common shares issued as compensation for services	-	-	986,844	-	10	74,990	-	75,000
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	278,906	-	278,906
Fair value of vested stock options granted to employees and consultants	-	-	-	-	-	390,484	-	390,484
Fair value of vested incentive stock bonuses awarded to employees	-	-	-	-	-	44,209	-	44,209
Net loss	-	-	-	-	-	-	(1,338,566)	(1,338,566)
Balance December 31, 2019	42,030,331	$420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options accrued in 2019 and issued to employees and directors in 2020						503,466		503,466
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	252,020	-	252,020
Net loss	-	-	-	-	-	-	(1,758,716)	(1,758,716)
Balance December 31, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,107,159	$(27,443,643)	$(1,333,698)

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(1,758,716)	$(1,338,566)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	120,103	161,180
Gain on forgiveness of note payable	(557,203)	-
Share-based compensation	277,183	788,599
Provision for doubtful accounts	13,425	32,651
Provision for excess and obsolete inventory	21,669	(223,971)
Loss on disposal of assets	4,124	115,359
Amortizion of ROU Asset	190,183	-
Changes in operating assets and liabilities:
Accounts receivable	91,452	39,179
Inventory	882,466	(71,386)
Prepaid expenses and other	(768,333)	(141,143)
Accounts payable and accrued liabilities	26,157	23,830
Deferred revenue	2,279,717	802,674
Accrued interest	3,203	-
Operating lease liability, net	(135,828)	(20,039)
Accrued equity compensation	128,434	503,466
Net cash provided by operating activities	818,036	671,833

Cash Flows From Investing Activities
Purchases of property and equipment	(9,332)	(3,043)
Net cash used in investing activities	(9,332)	(3,043)

Cash Flows From Financing Activities
Proceeds from issuance of note payable	554,000	-
Net cash provided by financing activities	554,000	-

Net increase in cash	1,362,704	668,790
Cash, beginning of period	922,177	253,387
Cash, end of period	$2,284,881	$922,177

Non-cash investing and financing activities:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Surna Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, our principal technologies include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or its related products.

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

In response to the COVID-19 pandemic and its changing conditions the Company reduced its operational expenses to conserve its cash resources. Many expenses, including travel, marketing, headcount, work hours, and compensation were reduced, deferred, or eliminated while still allowing us to meet our customer obligations and develop new business. As the fiscal year progressed and our sales rebounded, and we were able to obtain additional funds through a forgivable bank loan, we restored our workforce and compensation.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K above, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

As further discussed in Note 3 Going Concern below, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated sufficient revenue and has historically funded its operations through the sale of common stock, the issuance of debt and the receipt of advance payments from customers. The Company is subject to risks, expenses and uncertainties similar to those encountered by similarly situated companies.

Surna Inc.

Notes to Consolidated Financial Statements

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets as it applies to impairment analysis, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, inventory allowances, and legal contingencies.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on the Company’s review, it establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2020, and December 31, 2019, the allowance for doubtful accounts was $165,098 and $151,673, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2020, and December 31, 2019, the allowance for excess and obsolete inventory was $93,045 and $71,376, respectively.

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

Long-lived Assets

Long-lived tangible assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2020 and 2019.

Surna Inc.

Notes to Consolidated Financial Statements

Goodwill and Intangible Assets

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually on December 31st or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company completed this assessment as of December 31, 2020 and concluded that no impairment existed.

Separable identifiable intangibles consist of intellectual property such as patents and trademarks, and capitalized website costs. Except for trademarks, which are not amortized, the Company’s separable identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Trademarks are tested annually for impairment. Separable identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying value may not be recoverable.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2020, and December 31, 2019, there were no derivative financial instruments.

Surna Inc.

Notes to Consolidated Financial Statements

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

The following table sets forth the Company’s revenue by source:

	For the Years Ended December 31,
	2020	2019
Equipment and systems sales	$7,730,371	$13,692,863
Engineering and other services	568,131	1,239,130
Shipping and handling	215,770	292,461
Total revenue	$8,514,272	$15,224,454

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

Surna Inc.

Notes to Consolidated Financial Statements

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of December 31, 2020, and 2019, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2020, and December 31, 2019, deferred revenue, which was classified as a current liability, was $3,724,189 and $1,444,472, respectively.

For the year ended December 31, 2020, the Company recognized revenue of $1,103,447 related to the deferred revenue at January 1, 2020, or 76%. For the year ended December 31, 2019, the Company recognized revenue of $473,682 related to the deferred revenue at January 1, 2019, or 74%.

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

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of the Company’s control, make it difficult for the Company to predict when it will recognize revenue on its remaining performance obligations. There are risks that the Company may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when the Company is able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, the uncertainty regarding the COVID-19 virus, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

Surna Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020, the Company’s remaining performance obligations, or backlog, was $8,448,000, of which $2,643,000, or 31%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. The reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn, or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2020, includes booked sales orders of $390,000 from several customers that the Company does not expect to be realized until 2022, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$2,355,000	$288,000	$2,643,000
Remaining performance obligations related to partial equipment paid contracts	5,703,000	102,000	$5,805,000
Total remaining performance obligations	$8,058,000	$390,000	$8,448,000

Product Warranty

The Company warrants the products that it manufactures for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. The Company’s warranty provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company’s third-party suppliers also warrant their products under similar terms, which are passed through to the Company’s customers.

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2020, and December 31, 2019, the Company had an accrued warranty reserve amount of $173,365 and $185,234, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Sales

Cost of sales includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Three customers accounted for 28%, 11% and 10% of the Company’s revenue for the year ended December 31, 2020. One customer accounted for 44% of the Company’s revenue for the year ended December 31, 2019.

The Company’s accounts receivable from two customers made up 48% and 38%, respectively, of the total balance as of December 31, 2020. The Company’s accounts receivable from three customers made up 59%, 16%, and 10%, respectively, of the total balance as of December 31, 2019.

Three suppliers accounted for 27%, 25% and 12% of the Company’s purchases of inventory for the year ended December 31, 2020, and three suppliers accounted for 30%, 17% and 12% of the Company’s purchases of inventory for the year ended December 31, 2019.

Surna Inc.

Notes to Consolidated Financial Statements

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2020 and December 31, 2019, the Company incurred $390,229 and $521,044, respectively, on product development.

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

Subsequent to December 31, 2020, the Company’s Board of Directors (the “Board”) approved annual incentive compensation awards to certain employees payable in non-qualified stock options, based on the Company’s performance and each employee’s contributions to such performance for the 2020 year. See Note 16. The non-qualified stock options were granted subsequent to December 31, 2020, were not subject to an additional service requirement and were immediately vested at the date of the grant. The final amount of the annual incentive compensation award, and number of non-qualified stock options granted, were determined, and communicated to the employee, subsequent to December 31, 2020. The estimated compensation expense of $128,434 related to the 2020 incentive awards was accrued as of December 31, 2020. Since such incentive awards will be settled in non-qualified stock options, the accrued compensation expense has been classified as a current liability until the number of non-qualified stock options is fixed pursuant to a grant by the Board. At that time, the incentive award becomes equity-classified.

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

Share-based compensation costs (including expenses from the accrued compensation liabilities related to the annual incentive awards subsequently settled in non-qualified stock options totaled $405,617 and $1,292,065 for the years ended December 31, 2020 and 2019, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

Surna Inc.

Notes to Consolidated Financial Statements

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019:

	For the Years Ended December 31,
	2020	2019
Share-based compensation expense included in:
Cost of revenue	$31,006	$91,081
Advertising and marketing expenses	8,333	33,977
Product development costs	21,882	45,330
Selling, general and administrative expenses	344,396	1,121,677
Total share-based compensation expense included in consolidated statement of operations	$405,617	$1,292,065

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of December 31, 2020, 29,213,500 potential common shares equivalents from warrants and options were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06: “Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity” (“ASU 2020-06”) ASU 2020-04 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-04 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the ASU 2020-04 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

The Company has experienced recurring losses since its inception. The Company incurred a net loss of approximately $1,759,000 for the year ended December 31, 2020 and had an accumulated deficit of approximately $27,444,000 and a shareholders’ deficit of approximately $1,334,000 as of December 31, 2020. Since inception, the Company has financed its activities principally through debt and equity financing, advance payments from customers and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities.

The Company is subject to a number of risks similar to those of other similar stage and situated companies, including general economic conditions, its customers’ operations and prospects for and ability to obtain project financing, and market and business disruptions, that include the outbreak of COVID-19, dependence on key individuals, successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events, including obtaining adequate financing to fulfill its development activities and generating a level of revenues adequate to support the Company’s cost structure.

Surna Inc.

Notes to Consolidated Financial Statements

There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. The Company’s ability to raise equity capital is also limited by the Company’s stock price, and any such issuance could be highly dilutive to existing shareholders.

The Company’s 2020 revenue of approximately $8,514,000 which represents a decrease of 44% over the prior year. The Company’s revenue recognition on contracts continues to be unpredictable and inconsistent quarter-over-quarter, and the Company has incurred, and expects to incur, additional operating expenses to support such growth. The Company generated approximately $818,000 in cash flow from operating activities in 2020. However, as a result of the Company’s growth and its efforts to expand and upgrade its products, the Company’s working capital deficit as of December 31, 2020 was approximately $2,220,000, compared to approximately $1,437,000 as of December 31, 2019.

The Company also will be affected by constraints on the availability of capital to its customers and prospects who have commenced, or are contemplating, new or expanded cultivation facilities and the overall impact of the COVID-19 pandemic. The extent to which COVID-19 will impact the Company’s business and financial results will depend on future developments, which are uncertain and cannot be predicted. See Note 16. The duration and likelihood of operational success going forward resulting from the fiscal year 2020 measures of adjusting the workforce reductions and cost-cutting measures are uncertain. If these actions do not meet management’s expectations, or additional capital is not available, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Other factors that will impact the Company’s ability to continue operations include the market demand for the Company’s products and services, the ability to service its customers and prospects, potential contract cancellations, project scope reductions and project delays, the Company’s ability to fulfill its backlog, the management of working capital, and the continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next twelve months. If the Company is unable to increase revenues, or otherwise generate cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

On June 27, 2017, the Company entered into a lease for its manufacturing and office space (the “Facility Lease”), which commenced September 29, 2017 and continues through August 31, 2022. The Company occupied its 12,700 square foot space for $12,967 per month until January 1, 2018. On January 2, 2018, the leased space was expanded to 18,600 square feet, and the monthly rental rate increased to $18,979 until August 31, 2018. Beginning September 1, 2018 and 2019, the monthly rent increased to $19,549 and $20,135, respectively. On each September 1 through the end of the lease, the monthly rent will increase by 3%. Pursuant to the current lease, the Company made a security deposit of $51,000 on July 31, 2017. The deposit of $1,600 paid to the previous owner of the property was forwarded to the current landlord. The Company has the option to renew the Facility Lease for an additional five years.

During 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease will be reduced to approximately $32,000 and will be payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and will be payable in 12 monthly installments from January to December 2021.

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

Surna Inc.

Notes to Consolidated Financial Statements

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

Under the Facility Lease, the Company pays the actual amounts for property taxes and insurance, excludes such payments from lease contract consideration, and records such payments as incurred. The Company also pays the landlord for common area maintenance, which is considered a non-lease component. For the Facility Lease, the Company has elected to exclude non-lease components from lease contract consideration.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Year Ended
December 31, 2020
Operating lease cost	$216,889
Operating cash outflow from operating lease	$160,934

As of December 31, 2020
Operating lease right-of-use assset	$343,950
Operating lease liability, current	$266,105
Operating lease liability, long-term	$169,119

Remaining lease term	1.7 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of December 31, 2020 were as follows:

Years ended December 31,
2021	281,864
2022	170,891
Total minimum lease payments	452,755
Less imputed interest	(17,531)
Present value of minimum lease payments	$435,224

Surna Inc.

Notes to Consolidated Financial Statements

Note 5 – Inventory

Inventory consisted of the following:

	As of December 31,
	2020	2019
Finished goods	$201,778	$1,041,369
Work in progress	4,231	3,851
Raw materials	214,145	257,399
Allowance for excess & obsolete inventory	(93,045)	(71,376)
Inventory, net	$327,109	$1,231,243

Overhead expenses of $17,974 and $31,831 were included in the inventory balance as of December 31, 2020 and 2019, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
Furniture and equipment	$398,422	$389,090
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	628,615	619,283
Accumulated depreciation	(480,883)	(361,360)
Property and equipment, net	$147,732	$257,923

Depreciation expense amounted to $119,524 for the year ended December 31, 2020, of which $6,394 was allocated to cost of revenue. Depreciation expense amounted to $157,860 for the year ended December 31, 2019, of which $7,010 was allocated to cost of revenue.

As of December 31, 2018, the Company’s property and equipment, net included the gross cost of the equipment leased to a cultivation company affiliated with one of the Co-founders of $176,042, and accumulated depreciation of $39,120. During the year ended December 31, 2019, the Company wrote-off the carrying value of the leased equipment. See Note 10.

Note 7 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2020	2019
Patents	$8,110	$12,234
Website development costs	22,713	22,713
Trademarks	1,830	1,830
	32,653	36,777
Accumulated amortization	(25,426)	(24,847)
Intangible assets, net	$7,227	$11,930

Surna Inc.

Notes to Consolidated Financial Statements

Patents when issued are amortized over 14 years, and web site development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. Amortization expense for intangibles amounted to $579 and $3,320 for the years ended December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019, the Company wrote-off $4,124 and $7,778, respectively, related to patents that had been abandoned.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	As of December 31,
	2020	2019
Accounts payable	$918,639	$1,299,015
Sales commissions payable	48,263	69,532
Accrued payroll liabilities	288,071	169,052
Product warranty accrual	173,365	185,234
Other accrued expenses	356,623	110,127
Total	$1,784,961	$1,832,959

Accounts payable and other accrued expenses includes $402,651 relating to a one-time warranty issue experienced on three customers’ projects. The expenses related to parts and labor to repair units that had been delivered to these customers prior to year-end. Since the issue is limited to these three projects and is not anticipated to reoccur in the future, we have made no adjustment to the ongoing 1% warranty reserve that we accrue on all sales.

Note 9 – Note Payable and Accrued Interest

On April 22, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes.

The loan amount was subject to interest at 1% and was initially due on April 20, 2022. Subsequently, the term of the loan was potentially to be extended to April 20, 2025. The loan could be repaid in advance without penalty. The loan was also potentially forgivable in full provided proceeds were used for payment of payroll expenses, rent, utilities and mortgage interest and certain other terms and conditions were met. The loan had typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

During the year ended December 31, 2020, interest of $3,203 was accrued in respect of this note payable.

On December 11, 2020, the Company received notice from the bank that its loan received on April 22, 2020, in the principal amount of $554,000 and all accrued interest of $3,203, was fully forgiven. This gain on loan forgiveness was recorded as Other Income in the Statement of Operations during the year.

As further discussed in Note 16 Subsequent Events below, on February 10, 2021, we received funding based on a loan agreement entered into on February 5, 2021 with its current bank in the principal amount of $514,200 for working capital purposes. Consistent with the loan provisions, the Company will use the proceeds to meet payroll and benefit expenses as well as for rent and utilities. The loan amount bears interest at 1% and is due on February 5, 2026. The loan may be repaid in advance without penalty. The loan has typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

Note 10 – Related Party Agreements and Transactions

Agreements and Transaction with Company’s Co-Founders

The following describes certain agreements and transactions between the Company and its co-founders (the “Co-founders”). The Co-founders held various executive officer and director positions with the Company until May 2018. One of the Co-founders also was a consultant to the Company until May 2018. The Co-founders are also shareholders of the Company. Based on information available to the Company, the Co-founders did not own more than 10% of the Company’s outstanding common stock at any time during 2019 or 2020.

Surna Inc.

Notes to Consolidated Financial Statements

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

Employment Agreement

In May 2018, the Company and one of the Co-founders entered into an employment agreement which provided for an initial base salary of $150,000 per year and certain sales incentive. Pursuant to the employment agreement, the Company awarded 4,800,000 restricted stock units (“RSUs”) to the Co-founder that vested at certain dates in the future, subject to the co-founder’s continued employment. As of December 31, 2019: (i) the Company has issued 2,000,000 shares of common stock in settlement of vested RSUs, (ii) 1,000,000 shares of common stock in settlement of RSUs that vested December 31, 2019 were issued subsequent to December 31, 2019, (iii) the parties mutually agreed to cancel 1,000,000 RSUs, and (iii) 800,000 RSUs vested on April 30, 2020, however, the holder elected to cancel the RSUs.

Consulting Agreement

As further discussed in Note 16 Subsequent Events below, on January 7, 2021, the Company entered into a consulting agreement with RSX Enterprises, Inc. (RSX), a company controlled by Mr. James R. Shipley, a director of the Company. RSX will provide consulting services to the Company focused on product offerings, engineering requirements, key customer marketing outreach, and related matters, as mutually determined by the Company and RSX. The Company will pay a monthly consulting fee of $6,500 for up to 50 hours per month for the various consulting activities undertaken and provide for reimbursement of expenses. The term of the agreement is set for three months. Any intellectual property developed by RSX will belong to the Company, and the contract provides for typical indemnification obligations and confidentiality provisions.

Surna Inc.

Notes to Consolidated Financial Statements

Note 11 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee is continuing to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. The Company strongly disputes the ongoing litigation and in the remote event of an adverse outcome, the amount of any settlement loss for this case is not reasonably estimable as of the date of the issuance of these financial statements.

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

Note 12 – Preferred and Common Stock

Preferred Stock

As of December 31, 2020, and 2019, there were 42,030,331 shares of Series A preferred stock, par value $0.00001 per share, issued and outstanding. The holders of Series A preferred stock have one vote per share of Series A preferred stock equivalent to one vote of the Company’s common stock. The Series A preferred stock ranks senior to the Company’s common stock. The holders of shares of Series A preferred stock are not entitled to receive dividends and have no conversion or preemptive rights. Upon liquidation, dissolution or winding up of the Company’s business, after payment to the holders of any senior securities, the holders of Series A preferred stock are entitled to receive a preferential cash payment per share of Series A preferred stock equal to the stated value of the preferred stock, prior to any payment to the holders of common stock.

Common Stock

During the year ended December 31, 2020, the Company did not issue any shares of its common stock in a private, non-registered transaction.

During the year ended December 31, 2019, the Company did not issue any shares of its common stock in a private, non-registered transaction.

Surna Inc.

Notes to Consolidated Financial Statements

During the year ended December 31, 2020, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	1,000,000 shares to an employee in settlement of certain RSUs that vested December 31, 2019;

●	560,000 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2019; and

●	6,750,000 shares in settlement of restricted stock units to a former employee after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes, as further discussed in Note 11 – Commitments and Contingencies, Litigation above.

During the year ended December 31, 2019, the Company issued shares of its common stock under the Company’s 2017 Equity Plan as follows:

●	197,370 shares of common stock were issued to independent directors in lieu of cash director fees;

●	789,474 shares of common stock were issued to independent directors as the 2019 equity retainer fee;

●	1,120,000 shares of common stock were issued to certain employees in settlement of vested restricted stock units; and

●	1,120,000 shares of common stock were issued to certain employees as a stock incentive bonus.

Note 13 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended December 31, 2020 and 2019:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining Life	Intrincic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2018	40,010,250	$0.25	21	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(901,250)	$(0.66)	-	$0

Outstanding at December 31, 2019	39,109,000	$0.24	9	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(31,546,500)	$(0.23)	-	$0

Outstanding at December 31, 2020	7,562,500	$0.25	6	$0

Surna Inc.

Notes to Consolidated Financial Statements

The following table summarizes information about warrants outstanding at December 31, 2020.

		Weighted Average Life of
	Warrants	Outstanding Warrants
Exercise price	Outstanding	In Months

0.25	7,562,500	6

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

Warrants Issued to Investment Bank

Pursuant to a certain agreement for services rendered in connection with the conversion of the Series 2 Convertible Notes, during the year ended December 31, 2017, the Company issued to an investment bank or its designees a warrant (“Banker Warrant”) to purchase, at an exercise price $0.35 per share, 500,000 shares of the Company’s common stock. The Banker Warrants were fully vested on the date of issuance, were exercisable beginning December 20, 2017 and expired unexercised on June 20, 2020.

Q1 2017 Warrants

In March 2017, the Company issued 16,781,250 investment units, for aggregate gross proceeds of $2,685,000, or $0.16 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q1 2017 Warrants”); however, one investor declined receipt of the warrant to purchase 468,750 shares of the Company’s common stock. Pursuant to the Q1 2017 Warrants, the holder thereof may at any time on or after six months after the issuance date and on or prior to the close of business on the date that is the third anniversary of the issuance date, purchase up to the number of shares of the Company’s common stock as set forth in the respective warrant. The exercise price per share of the common stock under the Q1 2017 Warrants is $0.26, subject to customary adjustments as provided in the warrant. Each Q1 2017 Warrant was callable at the Company’s option commencing six months from the issuance date, provided the closing price of the Company’s common stock was $0.42 or greater for five consecutive trading days. Commencing at any time after the date on which such call condition was satisfied, the Company had the right, upon 30 days’ notice to the holder, to redeem the warrant shares at a price of $0.01 per warrant share. The holder could have exercised the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. These warrants expired unexercised in March 2020.

Q4 2017 Warrants

In December 2017, the Company issued 14,734,000 investment units for aggregate proceeds of $1,768,080, or $0.12 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock (“Q4 2017 Warrants”). The Q4 2017 Warrants had an exercise price of $0.20 per share, subject to customary adjustments as provided in the warrant, and had a term of three years. The Q4 2017 Warrants were callable at the Company’s option, provided the closing price of the Company’s common stock was $0.36 or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company had the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption could not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder could exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. These warrants expired unexercised in December 2020.

Q2 2018 Warrants

In June 2018, the Company completed a private placement offering of investment units, with each unit consisting of one share of the Company’s common stock and one Q2 2018 Warrant. The Q2 2018 Warrants have an exercise price of $0.25 per share of the common stock underlying each warrant, subject to customary adjustments as provided in the warrant. The Q2 2018 Warrants are exercisable commencing July 1, 2018 until June 30, 2021. The Q2 2018 Warrants are callable at the Company’s option, beginning on July 1, 2019 until the expiration thereof on June 30, 2021, provided the closing price of the Company’s common stock is $0.40 (subject to adjustment as provided in the warrant) or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $0.01 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder may exercise the warrant (in whole or in part) prior to the redemption date at the exercise price. As of December 31, 2020, Q2 2018 Warrants to purchase 7,562,500 shares of common stock were outstanding.

Surna Inc.

Notes to Consolidated Financial Statements

Note 14 – Equity Incentive Plan

On August 1, 2017, the Board adopted and approved the Company’s 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to the Company by enabling such persons to acquire an equity interest in the Company. Under the 2017 Equity Plan, the Board (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 50,000,000 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2020, the Company has granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The total unrecognized compensation expense for unvested non-qualified stock options at December 31, 2020 was $6,412, which will be recognized over approximately 3 months.

Restricted Stock Awards

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 114.97% - 122.48%; expected term in 5 years and risk-free interest rate 0.2% - 2.37%.

Surna Inc.

Notes to Consolidated Financial Statements

Employee and Consultant Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2018	10,560,000	$0.104	8.4	$-
Granted	2,000,000	$0.080
Exercised	-	-
Forfeited	(2,408,333)	$0.116
Expired	(16,667)	$0.105
Outstanding, December 31, 2019	10,135,000	$0.096	7.7	$-
Granted	6,616,900	$0.070	10.0
Exercised	-
Forfeited	-
Expired	(2,500,900)	$0.101	4.3
Outstanding, December 31, 2020	14,251,000	$0.083	8.3	$-
Exercisable, December 31, 2020	14,251,000	$0.083	8.3	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2018	7,333,329	$0.086	$-	$628,756
Granted	2,000,000	$0.065		$130,120
Vested	(4,924,996)	$0.074		$362,998
Forfeited	(2,408,333)	$0.102		$246,344
Expired	-	-		$-
Nonvested, December 31, 2019	2,000,000	$0.075	$-	$149,534
Granted	6,616,900	$0.059		$387,199
Vested	(8,616,900)	$0.062		$536,733
Forfeited	-			$-
Expired	-			$-
Nonvested, December 31, 2020	-		$-	$-

For the years ended December 31, 2020 and 2019, the Company recorded $189,568 and $390,485 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. As of December 31, 2020, there was no unrecognized share-based compensation related to unvested options.

As of December 31, 2020, the Company had granted non-qualified options to purchase 10,250,000 shares which were performance-based. At December 31, 2020, non-qualified options to purchase 6,000,000 shares were forfeited due to the failure to satisfy the 2017, 2018 and 2019 revenue-based performance thresholds and 4,250,000 shares were forfeited due to employee terminations. No compensation expense had been recognized with respect to these performance-based awards since the likelihood of performance levels being obtained was determined to be remote.

Surna Inc.

Notes to Consolidated Financial Statements

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2018	900,000	$0.135	8.6	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2019	900,000	$0.135	7.6	$-
Granted	6,500,000	$0.057	8.5
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2020	7,400,000	$0.067	7.5	$-
Exerciseable, December 31, 2020	6,400,000	$0.073	8.0	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	-	-	$-
Granted	-	-
Vested	-	-
Forfeited	-	-
Expired	-	-
Nonvested, December 31, 2019	-	-	$-
Granted	6,500,000	0.057		$373,000
Vested	(5,500,000)	0.063		$344,000
Forfeited	-	-		$-
Expired	-	-		$-
Nonvested, December 31, 2020	1,000,000	0.029	$5,800	$29,000

During the years ended December 31, 2020 and 2019, the Company incurred $62,452 and $0, respectively, as compensation expense related to 1,500,000 and 0 vested options, respectively, issued to directors. As of December 31, 2020, total unrecognized share-based compensation related to unvested options was $6,412.

Effective January 2, 2020, the Company issued 4,000,000 fully vested stock options to directors valued at $234,126 in respect of a 2019 special equity award that had been accrued for in full in the Company’s financial statements at December 31, 2019.

Further on January 2, 2020, the Company issued an additional 500,000 fully vested, non-qualified stock options under the 2017 Equity Plan valued at $29,266 to directors. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $0.07.

Effective June 24, 2020, the Company issued 2,000,000 non-qualified stock options under the 2017 Equity Plan, valued at $39,600, to newly appointed directors. The options vested 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $0.029.

As of December 31, 2020, awards related to 21,651,000 shares remain issued and outstanding.

Surna Inc.

Notes to Consolidated Financial Statements

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2018	9,867,368	$0.140	$730,185
Granted	-	-
Vested and settled with share issuance	(1,120,000)	$0.181
Forfeited/canceled	(1,197,368)	$0.179
Outstanding, December 31, 2019	7,550,000	$0.128	$-
Granted	-	-
Vested and settled with share issuance	(6,750,000)	$0.121
Forfeited/canceled	(800,000)	$0.184
Outstanding, December 31, 2020	-		$-

For the years ended December 31, 2020 and 2019, the Company recorded $25,163 and $278,906 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2020, there was no unrecognized share-based compensation related to unvested RSUs. The total intrinsic value of RSUs vested and settled with share issuance was $199,125 and $79,120 for the years ended December 31, 2020 and 2019. During the year ended December 31, 2020, the total intrinsic value of RSUs vested and settled with share issuance was $1,105,750, including the intrinsic value of $1,035,750 related to RSUs that had vested in 2018 but had not been settled until 2020 due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities as further discussed in Note 11 Commitments and Contingencies above.

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

Surna Inc.

Notes to Consolidated Financial Statements

A summary of the incentive stock bonus awards granted to employees under the 2017 Equity Plan during the years ended December 31, 2020 and 2019 are presented in the table below:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Unvested, December 31, 2018	1,680,000	$0.112	$124,320
Awarded	-	-
Vested	(1,680,000)	$0.112
Forfeited	-	-
Unvested, December 31, 2019	-	-
Awarded	-	-
Vested	-	-
Forfeited	-	-
Unvested, December 31, 2020	-	-

For the years ended December 31, 2020 and 2019, the Company recorded $0 and $44,209 as compensation expense related to vested stock bonus awards issued to employees, net of forfeitures of $0 and $0, respectively. As of December 31, 2020, there was no unrecognized share-based compensation related to unvested stock bonus awards. The total intrinsic value of stock bonus awards vested and settled with share issuance was $0 and $58,240 for the years ended December 31, 2020 and 2019, respectively.

Note 15 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2020 or 2019 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2020	2019
Income taxes computed at the federal statutory rate	$(369,000)	$(281,000)
States taxes, net of federal benefits	(69,000)	(53,000)
Permanent differences	(136,000)	17,000
True-up adjustments	115,000	199,000
Adjustment to net operating loss	(17,000)	(86,000)
Change in valuation allowance	476,000	204,000
Reported income tax (benefit) expense	$-	$-

The components of the net deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Net operating losses	$4,821,000	$4,081,000
Equity compensation	118,000	392,000
Other deferred tax assets	169,000	149,000
Total deferred tax assets	5,108,000	4,622,000
Deferred tax liabilities:
Other deferred tax liabilities	(68,000)	(58,000)
Total deferred tax liabilities	(68,000)	(58,000)
Net deferred tax assets before valuation allowance	5,040,000	4,564,000
Less valuation allowance	(5,040,000)	(4,564,000)
Net deferred tax assets	$-	$-

Surna Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $19,322,000, of which $11,196,261 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2020 and 2019. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2016 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods. The Company has filed Colorado state income tax returns for years 2014 through 2019, Alaska, California and Connecticut state income tax returns for the years 2017 through 2019, Michigan state income tax returns for the years 2018 and 2019 and Alabama, District of Columbia, Massachusetts, Oklahoma and Texas state income taxes in 2019.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2020 or 2019, nor were any penalties or interest costs included in expense for the years ended December 31, 2020 and 2019.

Note 16 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. The following events occurred after December 31, 2020.

The Board approved annual incentive compensation awards to certain employees payable in non-qualified stock options, based on the Company’s performance and each employee’s contributions to such performance for the 2020 year. A total of 1,035,800 non-qualified stock options were granted under the 2017 Equity Plan subsequent to December 31, 2020, with an exercise price of $0.13 per share. These non-qualified stock options were immediately vested at the date of the grant. The estimated compensation expense of $128,434 related to the 2020 incentive awards was accrued as of December 31, 2020. The accrued compensation expense was classified as a current liability as of December 31, 2020.

As further discussed in Note 10 Related Party Agreements and Transactions above, on January 7, 2021, the Company entered into a consulting agreement with RSX Enterprises, Inc. (RSX), a company controlled by Mr. James R. Shipley, a director of the Company. RSX will provide consulting services to the Company focused on product offerings, engineering requirements, key customer marketing outreach, and related matters, as mutually determined by the Company and RSX. The Company will pay a monthly consulting fee of $6,500 for up to 50 hours per month for the various consulting activities undertaken and provide for reimbursement of expenses. The term of the agreement is set for three months. Any intellectual property developed by RSX will belong to the Company, and the contract provides for typical indemnification obligations and confidentiality provisions.

As further discussed in Note 9 Note Payable and Accrued Interest above, on February 10, 2021, we received funding based on a loan agreement entered into on February 9, 2021 with our current bank in the principal amount of $514,200 for working capital purposes. Consistent with the loan provisions, the Company will use the proceeds to meet payroll and benefit expenses as well as for rent and utilities. The loan amount bears interest at 1% and is due on February 5, 2026. The loan may be repaid in advance without penalty. The loan has typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

As further discussed in Note 11 Commitments and Contingencies above, a former employee is pursuing litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. The Company strongly disputes the ongoing litigation and in the remote event of an adverse outcome, the amount of any settlement loss for this case is not reasonably estimable as of the date of the issuance of these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURNA INC.
(the “Registrant”)

Dated: March 23, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 23, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 23, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board

Dated: March 23, 2021	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: March 23, 2021	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

58

EXHIBITS

Exhibit
Number	Description of Exhibit

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2	Form of Common Stock Warrant issued with Convertible Notes (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.3	Form of Note Conversion and Warrant Amendment Agreement (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed March 31, 2017).

4.4	Form of Common Stock Warrant issued in Q1 2017 Unit Offering (incorporated herein by reference to Exhibit 4.4 to the Annual Report on Form 10-K filed April 2, 2018).

4.5	Form of Common Stock Warrant issued in Q4 2017 Unit Offering (incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed April 2, 2018).

4.6	Form of Common Stock Warrant issued in Q2 2018 Unit Offering (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed June 12, 2018).

4.7*	Description of Capital Stock.

10.1+	Executive Employment Agreement between the Company and Anthony K. McDonald dated effective November 28, 2018 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 28, 2018).

10.2+	Board of Directors Agreement between Surna Inc. and Timothy J. Keating dated March 7, 2017 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed March 31, 2017).

10.3+	Surna Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

10.4	Stock Repurchase Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 31, 2018).

10.5	Preferred Stock Option Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 31, 2018).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

21.1*	Subsidiaries

23.1*	Consent of ACM LLP, Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

59

23.2*	Consent of Sadler, Gibb & Associates, L.L.C., Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

60