Form 10-Q
period 2021-03-31
Surna Inc.
filed 2021-05-11
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 11, 2021, the number of outstanding shares of common stock of the registrant was 237,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly owned subsidiary.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical fact, but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and businesses to the COVID-19 pandemic, including what is necessary to protect our staff and the staff of our customers in the conduct of our respective businesses;

●	the overall impact of the COVID-19 pandemic on the business climate in our industry and the willingness of our customers to undertake projects in light of economic uncertainties;

●	our overall financial condition, including any adverse changes in our revenue and business disruption, due to the COVID-19 pandemic business and economic response and its consequences;

●	variations in our sales from reporting period to reporting period;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash, cash equivalents and restricted cash	$3,271,128	$2,284,881
Accounts receivable (net of allowance for doubtful accounts of $165,098 and $165,098, respectively)	26,732	33,480
Inventory, net	519,159	327,109
Prepaid expenses and other	2,064,588	1,037,823
Total Current Assets	5,881,607	3,683,293
Noncurrent Assets
Property and equipment, net	141,825	147,732
Goodwill	631,064	631,064
Intangible assets, net	7,082	7,227
Deposits	8,061	-
Operating lease right-of-use asset	294,900	343,950
Total Noncurrent Assets	1,082,932	1,129,973

TOTAL ASSETS	$6,964,539	$4,813,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,790,315	$1,784,961
Deferred revenue	6,087,093	3,724,189
Accrued equity compensation	52,794	128,434
Other liabilities	37,078	-
Current portion of operating lease liability	263,662	266,105
Total Current Liabilities	8,230,942	5,903,689

NONCURRENT LIABILITIES
Note payable and accrued interest	514,918	-
Other liabilities	37,078	74,156
Operating lease liability, net of current portion	106,891	169,119
Total Noncurrent Liabilities	658,887	243,275

TOTAL LIABILITIES	8,889,829	6,146,964

Commitments and Contingencies (Note 7)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 236,526,638 and 236,526,638 shares issued and outstanding, respectively	2,366	2,366
Common stock, $0.00001 par value; 1,000,000 shares to be issued	67,000	-
Additional paid in capital	26,241,935	26,107,159
Accumulated deficit	(28,237,011)	(27,443,643)
Total Shareholders’ Deficit	(1,925,290)	(1,333,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$6,964,539	$4,813,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenue, net	$2,366,529	$1,809,925

Cost of revenue	2,021,923	1,353,401

Gross profit	344,606	456,524

Operating expenses:
Advertising and marketing expenses	177,145	148,921
Product development costs	112,638	144,948
Selling, general and administrative expenses	740,473	1,108,993
Total operating expenses	1,030,256	1,402,862

Operating loss	(685,650)	(946,338)

Other income (expense):
Other income (expense), net	(107,000)	14,320
Interest expense	(718)	(6,295)
Total other income (expense)	(107,718)	8,025

Loss before provision for income taxes	(793,368)	(938,313)

Income taxes	-	-

Net loss	$(793,368)	$(938,313)

Loss per common share – basic and dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and dilutive	236,526,638	231,062,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2020	42,030,331	$420	236,526,638	$2,366	-	$-	$26,107,159	$(27,443,643)	$(1,333,698)
Common shares to be issued in settlement of legal dispute	-	-	-		1,000,000	67,000	-	-	67,000
Fair value of vested stock options granted to employees	-	-	-		-	-	128,434	-	128,434
Fair value of vested stock options granted to directors	-	-	-		-	-	6,342	-	6,342
Net loss	-	-	-		-	-	-	(793,368)	(793,368)
Balance March 31, 2021	42,030,331	$420	236,526,638	$2,366	1,000,000	$67,000	$26,241,935	$(28,237,011)	$(1,925,290)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2019	42,030,331	$420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	18,872	-	18,872
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	639,020	-	639,020
Net loss	-	-	-	-	-	-	(938,313)	(938,313)
Balance March 31, 2020	42,030,331	$420	236,526,638	-	$2,366	$25,984,402	$(26,623,240)	$(636,052)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(793,368)	$(938,313)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	18,377	30,735
Share-based compensation	6,342	154,426
Other share-based expense	67,000	-
Provision for excess and obsolete inventory	(4,371)	(11,657)
Loss on disposal of assets	-	4,124
Amortization of ROU asset	49,051	46,666

Changes in operating assets and liabilities:
Accounts receivable	6,748	688
Inventory	(187,679)	(71,279)
Prepaid expenses and other	(1,026,765)	74,924
Accounts payable and accrued liabilities	5,354	289,289
Deferred revenue	2,362,905	(291,104)
Accrued interest	718	-
Lease deposit	(8,061)	-
Operating lease liability, net	(64,672)	(52,849)
Accrued equity compensation	52,794	36,463
Net cash provided by operating activities	484,373	(727,887)

Cash Flows From Investing Activities
Purchases of property and equipment	(12,326)	-
Net cash used in investing activities	(12,326)	-

Cash Flows From Financing Activities
Proceeds from issuance of note payable	514,200	-
Net cash provided by financing activities	514,200	-

Net change in cash, cash equivalents and restricted cash	986,247	(727,887)
Cash, cash equivalents and restricted cash, beginning of period	2,284,881	922,177
Cash, cash equivalents and restricted cash, end of period	$3,271,128	$194,290

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009 and operates under a trade name of Surna Cultivation Technologies. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes, and cannabis, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, our principal technologies include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or its related products.

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

In response to the COVID-19 pandemic and the government and business response, during 2020, the Company took measures to adjust its operations. These actions included initial measures to cut costs and preserve cash, and encompassed downsizing workforce, compensation reductions, and reduced hours worked that were later changed upwards and in some cases fully restored late in 2020, as the Company gained new contracts, bank funding was available and the overall business climate improved. The Company continues to actively monitor its operations and sales efforts in light of the continuing effects of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, we cannot predict the overall effect on our business over the longer term. Addressing this uncertainty, we have undertaken various plans to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part II, Item 1A of this Quarterly Report on Form 10-Q below, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

Basis of Consolidation and Reclassifications

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiary, Hydro Innovations, LLC (“Hydro”). Intercompany transactions, profit, and balances are eliminated in consolidation.

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses since its inception. Since inception, the Company has financed its activities principally through debt and equity financing, customer deposits and revenues from completed contracts. Management expects to incur additional losses and cash outflows in the foreseeable future in connection with its operating activities. Management believes that the economic dislocations in the overall economy, in the near term, will impact our revenues, losses and cash flows. There can be no assurance that the Company will be able to raise debt or equity financing in sufficient amounts, when and if needed, on acceptable terms or at all. If results of operations for 2021 do not meet management’s expectations, or additional capital is not available, management believes it has the ability to reduce certain expenditures. The precise amount and timing of the funding needs cannot be determined accurately at this time, and will depend on a number of factors, including the overall economy, market demand for the Company’s products and services, the quality of product development efforts, management of working capital, and continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next 12 months. If the Company is unable to substantially increase revenues, reduce expenditures, or otherwise generate cash flows from operations, then the Company will need to raise additional funding to continue as a going concern. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Cash, Cash Equivalents and Restricted Cash

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three months ended March 31, 2021, the Company transferred a balance of $180,000 into a new bank account which was to be used for the sole purpose of paying certain warranty claims. The balance on this restricted bank account as of March 31, 2021 was $86,697.

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

During the three months ended March 31, 2021 and 2020, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three-month periods ended March 31, 2021 and 2020, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive. As of March 31, 2021, and 2020, there were respectively, 30,249,300 and 45,748,400, potentially dilutive equity instruments outstanding in respect of warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock.

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

During the three months ended March 31, 2021, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at March 31, 2021, and concluded that no impairment relating to goodwill existed at March 31, 2021.

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

For the three months ended March 31, 2021, the Company recognized revenue of $1,880,364 related to the deferred revenue at January 1, 2021. For the three months ended March 31, 2020, the Company recognized revenue of $859,705 related to the deferred revenue at January 1, 2020.

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

As of March 31, 2021, the Company’s remaining performance obligations, or backlog, was $11,578,000, of which $2,006,000, or 17%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. These reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-Covid-19 economic downturn, or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at March 31, 2021, includes booked sales orders of $449,000 from several customers that the Company does not expect to be realized until 2022, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or cancelled in the short term.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$1,563,000	$443,000	$2,006,000
Remaining performance obligations related to partial equipment paid contracts	9,566,000	6,000	$9,572,000
Total remaining performance obligations	$11,129,000	$449,000	$11,578,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2021	2020
Equipment and systems sales	$2,163,468	$1,606,946
Engineering and other services	181,083	131,591
Shipping and handling	21,978	71,388
Total revenue	$2,366,529	$1,809,925

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2021, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility of 152.51%; expected term in years 10 and risk-free interest rate of 1.2%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Share-based compensation expense included in:
Cost of revenue	$14,135	$8,558
Advertising and marketing expenses	6,474	2,912
Product development costs	6,694	6,545
Selling, general and administrative expenses	31,833	172,874
Total share-based compensation expense included in consolidated statement of operations	$59,136	$190,889

Included in the $59,136 expense for the three months ended March 31, 2021, is an accrual for $52,794 in respect of the 2021 Annual Employee Incentive Compensation Plan. Included in the $190,889 expense for the three months ended March 31, 2020, is an accrual for $36,463 in respect of the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Three customers accounted for 38%, 16%, and 11% of the Company’s revenue for the three months March 31, 2021. For the three months ended March 31, 2020, four customers accounted for 17%, 16%, 10% and 10% of the Company’s revenue.

Two customers accounted for 60%, and 31% of the Company’s accounts receivable for the three months ended March 31, 2021. For the three months ended March 31, 2020, three customers accounted for 59%, 18%, and 15% of the Company’s accounts receivable.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Three Months Ended March 31,
2021
Operating lease cost	$54,222
Operating cash outflow from operating lease	$69,844

As of March 31, 2021
Operating lease right-of-use assset	$294,900
Operating lease liability, current	$263,662
Operating lease liability, long-term	$106,891

Remaining lease term	1.4 years
Discount rate	5.00%

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future annual minimum lease payments on the Facility Lease as of March 31, 2021 were as follows:

Years ended December 31,
2021 (excluding the three months ended March 31, 2021)	212,020
2022	170,891
Total minimum lease payments	382,911
Less imputed interest	(12,358)
Present value of minimum lease payments	$370,553

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2021	2020
Finished goods	$325,451	$201,778
Work in progress	10,083	4,231
Raw materials	272,299	214,145
Allowance for excess & obsolete inventory	(88,674)	(93,045)
Inventory, net	$519,159	$327,109

Overhead expenses of $17,443 and $17,974 were included in the inventory balance as of March 31, 2021, and December 31, 2020, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included $1,960,000 and $916,000 in advance payments for inventory for the periods ended March 31, 2021, and December 31, 2020, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020
Furniture and equipment	$410,748	$398,422
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	640,941	628,615
Accumulated depreciation	(499,116)	(480,883)
Property and equipment, net	$141,825	$147,732

Depreciation expense was $18,233 for the three months ended March 31, 2021. For the three months ended March 31, 2021, $1,249 was allocated to cost of sales and $312 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$860,087	$918,639
Sales commissions payable	13,649	48,263
Accrued payroll liabilities	275,024	288,071
Product warranty accrual	264,956	173,365
Other accrued expenses	376,599	356,623
Total	$1,790,315	$1,784,961

Note 6 – Note Payable and Accrued Interest

On February 10, 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes.

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

During the three ended March 31, 2021, interest of $718 was accrued in respect of this note payable.

Note 7 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee continued to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. Effective March 30, 2021, this separate litigation has now been settled. While the Company disputed the merits of the claims, the Company has agreed and will be obliged to pay $40,000 over eight months and to issue upon execution of the settlement agreement an aggregate of 1,000,000 shares of common stock of the Company. As further discussed in Note 11 Subsequent Events below, these shares were issued on April 8, 2021 as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, has been recognized in full in other expenses during the three months ended March 31, 2021. As of March 31, 2021, $40,000 in respect of the cash portion of the settlement has been included in accounts payables and accruals and $67,000 in respect of the stock issuance has included in common stock to be issued.

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred and the amount of the loss is known. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Leases

The Company has a lease agreement for its manufacturing and office space. Refer to Note 2 Leases above.

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

2017 Equity Incentive Plan

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

During the three months ended March 31, 2021, the Company issued no shares of its common stock under the 2017 Equity Plan.

As of March 31, 2021, awards related to 22,686,800 shares remain outstanding.

There was no unrecognized compensation expense for unvested non-qualified stock options and RSUs at March 31, 2021.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which permits the Board to grant awards of up to 100,000,000 shares of common stock, subject to and effective upon stockholder approval. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards.to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

Approval of the 2021 Plan will be considered by stockholders at the Annual General Meeting of Stockholders to be held on May 28, 2021. If the 2021 Plan is not approved, it may be continued as an equity plan by the Board, but it will not be able to provide for tax qualified incentive options or satisfy exchange requirements. If not approved by the stockholders, the current intention of the Board is to continue the 2021 Plan and issue awards as appropriate thereunder.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the three months ended March 31, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,251,000	$0.083	8.3	$-
Granted	1,035,800	$0.130	10.0	$-
Exercised	-
Forfeited	-
Expired	-
Outstanding, March 31, 2021	15,286,800	$0.084	8.2	$-
Exercisable, March 31, 2021	15,286,800	$0.084	8.2	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the three months ended March 31, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	-	$-	$-	$-
Granted	1,035,800	$0.124	$-	$128,543
Vested	(1,035,800)	$0.124	$-	$128,543
Forfeited	-			$-
Expired	-			$-
Nonvested, March 31, 2021	-	$-	$-	$-

For the three months ended March 31, 2021 and March 31, 2020, the Company recorded $0 and $106,288 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the three months ended March 31, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2020	7,400,000	$0.067	7.5	$2,780
Granted	-
Exercised	-
Forfeited/Cancelled	-
Expired	-
Outstanding, March 31, 2021	7,400,000	$0.067	7.2	$2,780
Exerciseable, March 31, 2021	6,400,000	$0.073	7.7	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the three months ended March 31, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	1,000,000	0.029	$29,000	$38,200
Granted	-
Vested	-
Forfeited	-
Expired	-
Nonvested, March 31, 2021	1,000,000	0.029	$29,000	$38,200

During the three months ended March 31, 2021 and 2020, the Company incurred $6,342 and $29,266, respectively, as compensation expense related to 500,000 and 500,000 vested options, respectively, issued to directors.

Effective June 24, 2020, the Company issued 2 million non-qualified stock options under the 2017 Equity Plan to newly appointed directors. The options vested 50% upon grant and 50% on April 1, 2021, if the Director remained on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

As further discussed in Note 11 Subsequent Events below, 1,000,000 stock options issued to directors effective June 24, 2020 vested on April 1, 2021.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the three months ended March 31, 2021, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2020	-		$-
Granted	-
Vested and settled with share issuance	-
Forfeited/canceled	-
Outstanding, March 31, 2021	-		$-

For the three months ended March 31, 2021 and 2020, the Company recorded $0 and $18,872, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants.

Effective April 30, 2020, 800,000 RSUs vested. However, the holder elected to cancel the RSUs.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9 – Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the three months ended March 31, 2021:

			Weighted
		Weighted	Average
	Number	Average Exercise	Remaining Life	Aggregate Intrincic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2020	7,562,500	$0.25	6	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	0	$0.00	-	$0

Outstanding at March 31, 2021	7,562,500	$0.25	6	$0

The following table summarizes information about warrants outstanding at March 31, 2021:

		Weighted Average Life of
	Warrants	Outstanding Warrants
Exercise price	Outstanding	In Months

0.25	7,562,500	3

Note 10 – Income Taxes

As of March 31, 2021, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $20,115,000, of which $11,196,261 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2021 and December 31, 2020. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after March 31, 2021, other than as set out below:

As further discussed in Note 8 Equity Incentive Plan below, 1,000,000 stock options issued to directors effective June 24, 2020 vested on April 1, 2021.

As further discussed in Note 7 Commitments and Contingencies above, on April 8, 2021, the Company issued 1,000,000 shares of its common stock in settlement of litigation brought by a former employee.

On April 30, 2021, the Company entered into an agreement to sublease approximately 6,900 square feet of its office and manufacturing space. The sublease commenced on April 30, 2021 and will continue on a month-to-month basis until either party gives 30-days’ notice. Rent will initially be charged at $5,989 per month, increasing to $11,978 per month effective July 1, 2021. The Sublessor will also be responsible for its prorated share of utilities and other related costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Overview

We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes, and cannabis, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA, our principal technologies include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet.

Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements.

All CEA facility operators are facing multiple headwinds of high energy costs, issues about water usage and waste materials, and, in the case of cannabis growing, increasingly rigorous quality standards and declining cannabis prices. To be competitive, among other things, our customers must develop innovative ways to meet the demands of their business and reduce energy costs, 90% of which is typically related to their HVACD (50%) and lighting systems (40%). HVACD systems have historically been our focus, but in May of 2021, we announced an initiative to expand our offerings to include most of the technical infrastructure of CEA facilities. We often have the advantage of early engagement with our customers at the pre-build and construction phases and the corresponding opportunity to build longer-term relationships with our existing customers and their facilities. Going forward, our plan is to leverage our existing customer relationships and attempt to sell them additional products and services, thereby becoming “stickier” to our customers.

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

A number of recent events have had an adverse impact on our operations and financial condition, including constraints on capital availability for our customers and prospects who have commenced, or are contemplating, new and expanded CEA cultivation facilities and the outbreak of COVID-19, a novel strain of coronavirus, which has spread across the globe including the U.S. The response to this coronavirus by federal, state and local governments in the U.S. has resulted in significant market and business disruptions across many industries and affecting businesses of all sizes. This pandemic has also caused significant stock market volatility and further tightened capital access for most businesses.

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

In response to the COVID-19 pandemic and the government and business response, during 2020, the Company took measures to adjust its operations. These actions included initial measures to cut costs and preserve cash, and encompassed downsizing workforce, compensation reductions, and reduced hours worked that were later changed upwards and in some cases fully restored late in 2020, as the Company gained new contracts, bank funding was available, and the overall business climate improved. The Company continues to actively monitor its operations and sales efforts in light of the continuing effects of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, we cannot predict the overall effect on our business over the longer term. Addressing this uncertainty, we have undertaken various plans to reduce costs so as to mitigate the impact of the COVID-19 pandemic to the best of our ability, although they may not be sufficient in the long-run for us to avoid reduced sales, increased losses and reduced operating cash flows.

Refer to Risk Factors, included in Part II, Item 1A of this Annual Report on Form 10-Q below, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Our Corporate Strategy

The three key pillars of our corporate strategy for growing the Company and increasing shareholder value are:

1 – Pursue aggressive organic growth; and

2 – Seek strategic relationships, mergers, and acquisitions to add to our existing business; and

3 – Pursue an uplisting to a national exchange and seek additional growth capital.

Pursue aggressive organic growth. We serve a market for the construction and expansion of controlled environment agriculture (CEA) facilities and businesses that is projected to grow at a 20%+ compound annual growth rate for the foreseeable future. Our primary vertical market of cannabis cultivation facilities has been joined by the similarly rapidly growing urban vertical farming market to create two market opportunity segments that we are positioned to serve.

Seek strategic relationships, mergers, and acquisitions to add to our existing business. We enjoy wide brand recognition in the cannabis cultivation industry because of our longevity in the market segment (15 years) and the number of cultivation projects (800+, including over 200 engineering projects for licensed, commercial facilities) we have served. Our core expertise is engineering the environmental controls of these facilities, which is a sophisticated engineering challenge due to the high humidity (latent heat) and heat load (sensible heat) within these facilities. Not only are the loads high, but the environmental conditions within these facilities must be held within limits that the facility’s managers request. Engineering to meet these limits requires us to consider all of the primary components within the facility: lighting, irrigation, HVACD, fertigation, sensors, controls, CO2 dosing, monitoring and alarms, facility physical limits such as power availability, and energy consumption. We believe that the expertise gained in working with many of the primary components provides us with a uniquely well-informed view of the efficacy of the many primary components on offer in the marketplace. We further believe that this knowledge will help us make wise choices of which products to pursue for strategic relationships, and which providers to potentially merge with or acquire. For smaller component providers we believe that our publicly traded platform and our existing sales and marketing reach will make us an attractive partner.

Pursue an uplisting to a national exchange and a growth-supporting capital raise. In 2019 our revenue grew 60% year-over-year, and we had our first-ever cash flow positive year. Despite the challenges brought on by the COVID-19 pandemic in the first half of 2020, we believe that our revenue growth in 2019 and then in the Q3 2020 – Q1 2021 period validates our market opportunity and our business model. We also recognize that the costs of being a small public company are substantial and require cash that could otherwise be used to sustain and grow the business. There is only one solution to this issue: rapid revenue and margin growth. We believe that we have growth opportunities, but we are capital constrained and must seek outside financing to pursue the growth we believe we can achieve. A capital raise is potentially dilutive to our existing shareholders and options holders, which include our directors, officers, executives, and all of our employees. As such, our insiders’ interests are aligned with those of our external shareholders and we do not take the prospect of dilution lightly; we do so with the firm conviction that with additional capital we can create increased shareholder value. The Company has not raised capital in nearly three years. In that time our management has operated the business with financial discipline, which included reducing headcount and deferring compensation as needed. Despite this financial discipline we achieved record revenue growth. With more capital, we are confident that we can achieve much more. Uplisting to a national exchange will enhance our stock as a currency for both potential investors and for potential acquisition targets, as well as enhancing our credibility in the eyes of potential customers. Uplisting will likely require a reverse split of our stock.

Our Updated Organic Growth Strategy

Our growth strategy over the last few years had three primary components: increase number of customers by expanding our product line, increase order size per customer by offering more products our customers need, and increase the number of sales opportunities by engaging in strategic relationships with other leading technology providers who could bring us customers. While we will continue to conduct these activities, we have recently updated and expanded our growth strategy in response to market opportunities and will execute it over the coming months.

Since the Company was founded in 2006 as Hydro Innovations, the story of Surna has been one of growth and change, from a garage start-up in Texas in 2006 to a publicly traded corporation serving one of the fastest growing industries in the world. Our markets and customers have likewise changed as controlled environment agriculture has grown to include many plants and types of facilities. As our customers grow and their needs expand, we intend to grow with them.

The Company’s primary expertise has been the engineering and supply of environmental control technologies to meet the sophisticated demands of indoor CEA facilities. Most, but not all, of our customers have historically been in the legal cannabis industry and we believe that we are the oldest and most experienced company providing such services and products to the industry. Mechanical engineering is the core of our expertise and we maintain our own staff of licensed professional engineers, so we are able to stamp drawings anywhere in the US and Canada.

In recent years we expanded our product line and as of this writing we now are selling the following products and services:

Changes in our business and markets

According to leading cannabis market research firms like Headset and New Frontier Data, the North American cannabis industry is expected to experience compound annual growth on the order of 20%-25% over the foreseeable future. More US states are legalizing either medical or recreational use of cannabis products, and sometimes both. Although the market is well aware of how the cannabis sector is growing, it seems to be less aware of the non-cannabis CEA market, particularly the vertical farming segment which is growing nearly as fast as the cannabis market. Since the technical infrastructure and requirements for growing any plant in a controlled environment are similar, we believe that we can bring our engineering expertise to this other high growth market.

In light of these market changes we have updated our organic growth strategy which can be summarized as: New Markets, New Products and Services, New Trade Name.

1.	New Markets - we will increase the addressable markets we serve – from primarily cannabis to the broader CEA market, including greenhouse and vertical farming facilities. We have already worked on several such non cannabis projects.
2.	New Products and Services - we will expand our product and service range – expanding from exclusively environmental control to include most of the CEA technical infrastructure (see table below) and from facility selection to full lifecycle support after construction. In addition, we will increase our product and service range in each product category. We already provide some of these products and services, as noted below. As we do with environmental control, we will act as technology-agnostic engineers and assess each customer application, offering alternative designs and a select range of curated technologies.
3.	New Trade Name – as we announced on May 4, 2021, we have enhanced our branding to Surna Cultivation Technologies to capture the changes in our capabilities and markets and to make it easier for prospects to find us.

CEA Facility Technical Infrastructure

Existing	Add
Facility Selection & Design	Facility Selection – Key Requirements Guidance	●	
	Facility Design – Layout – Work Flow Process, Optimization		●
	Architectural Services		●
Technical Infrastructure	Lighting		●
	Benching/Racking		●
	HVACD Equipment	●	
	CO_2 Design & Supply		●
	Water Filtration & Condensate Reclamation		●
	Irrigation & Fertigation System Design & Supply		●
	Wastewater Treatment		●
	Sensing & Control Technology	●	●
	MEP Engineering	●	
Construction	Construction Support Services	●	
Startup	Startup & System Training	●	
Lifecycle	SentryIQ® Monitoring & Alarm	●	
	Active Remote Monitoring Service		●
	Service & Maintenance	●

Our primary objective in expanding our service and product offerings is to improve our customers’ operations and sustainability, increase customer acquisition, and increase our revenue and revenue recurrence.

Customer Operations – first and foremost we seek to help our customers build the most effective and efficient facility possible. We believe that we are uniquely positioned to engineer all of the complex components of a CEA facility into a holistic whole because of our dedicated engineering staff and our experience in over 800 projects including over 200 commercial facilities. Our 15 years’ in the business has provided us a wide network of technology vendors from which we curate a selection of the best products. In addition, we are the leading experts in applying the most challenging component of the technical infrastructure, the environmental controls, and we have the knowledge required to engineer the interactions among the required components. A professional engineer (PE) license is not required for the design of any other component in the facility and this engineering knowledge is one of our greatest strengths.

Sustainability – indoor cultivation facilities, like data centers, are energy intensive. Several US states have implemented building code changes that place limits on the energy consumption allowed within cultivation facilities, and we anticipate that more states will do the same. Among our objectives is to provide our customers with the most energy-efficient alternatives for their infrastructure. Energy and resource efficiency is a high priority to us as engineers, and our most senior engineering staff hold the LEED (Leadership in Energy and Environmental Design) credential. Our CEO previously helped build a cleantech company, has been involved in the cleantech industry for over five years, and published a book on selling energy efficient technologies. We believe that we are in a position to lead the industry in sustainability initiatives which our customers will highly value.

Customer Acquisition – By offering Facility Selection & Design services we seek to build relationships with prospects at the earliest opportunity in the lifecycle of the cultivation business. By expanding our offerings to include nearly every piece of the technical infrastructure required in a facility we hope to engage at the earliest possible moment with the customer and earn the opportunity to provide all the products and services required for the facility. Our post-start-up, lifecycle services will help us maintain a relationship with the customer as long as the facility is in operation. Our observation is that our customers want to grow plants, not maintain the technical infrastructure of complex systems, and we believe that they will accept our offer to do so, as some already have.

Revenue and Revenue Recurrence – By offering most of the primary technical infrastructure components for a cultivation facility our revenue can be expanded. For example, if we are able to provide all of the primary components, our revenue on a project could be up to 200% higher than if we provided the environmental controls systems alone. In the past we did not have products or services to offer our customers after a facility was constructed. We have recently begun to offer maintenance services, and we believe that by expanding this service offering that we will be able to gain long-term recurring revenue on a subscription basis.

Our Commercial-Scale Projects

During the first quarter of 2021, we entered into sales contracts for five new build projects and one retrofit project, each with a contract value over $100,000, which we refer to as commercial-scale projects. These new contracts totaled $5,008,000, which consisted of $4,844,000 for the new build projects (97%) and $164,000 for the retrofit project (3%).

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2021, we executed new sales contracts with a total contract value of $5,499,000. During this same period, we had negative change orders of $2,000. After adjustments for these change orders, our net bookings in the three months ended March 31, 2021 were $5,497,000, representing an increase of $1,860,000 (or 51%) from net bookings of $3,637,000 in the fourth quarter of 2020.

Our first quarter 2021 bookings represent a 51% increase over the fourth quarter of 2020 and a 388% increase over the first quarter of 2020. However, there is no assurance that all bookings will be converted to revenue due to adjustments to the intended projects, delays and cancellations.

Our backlog at March 31, 2021 was $11,578,000, an increase of $3,130,000, or 37%, from December 31, 2020. The increase in backlog is the result of our higher net bookings and lower revenue in the first quarter. Revenue was lower primarily due to delays in production and delivery by some of our suppliers. Our backlog at March 31, 2021 includes booked sales orders of $449,000 (4% of the total backlog) from several customers that we do not expect to be realized until 2022, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Backlog, beginning balance	$9,558,000	$8,875,000	$5,592,000	$8,198,000	$8,448,000
Net bookings, current period	$1,127,000	$(1,601,000)	$4,241,000	$3,637,000	$5,497,000
Recognized revenue, current period	$1,810,000	$1,682,000	$1,635,000	$3,387,000	$2,367,000
Backlog, ending balance	$8,875,000	$5,592,000	$8,198,000	$8,448,000	$11,578,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2021. As of March 31, 2021, 17% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of March 31, 2021, 83% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2021 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 96% of our Q1 2021 backlog during the remainder of 2021, or $11.1 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2021 backlog. Refer to the Revenue Recognition section of note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2021 was $2,367,000, compared to $1,810,000 for the three months ended March 31, 2020, representing an increase of $557,000, or 31%. The increase was primarily due to equipment revenue which included several of our new product offerings.

Cost of revenue increased by $669,000, or 49%, from $1,353,000 for the three months ended March 31, 2020 to $2,022,000 for the three months ended March 31, 2021.

The gross profit for the three months ended March 31, 2021 was $345,000 compared to $457,000 for the three months ended March 31, 2020, a decrease of 25%. Gross profit margin decreased by ten percentage points from 25% for the three months ended March 31, 2020 to 15% for the three months ended March 31, 2021 primarily due to a decrease in the selling price of our equipment resulting in a decreased equipment margin, offset by a slight decrease in other variable costs as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $337,000, or 14% of total revenue, for the three months ended March 31, 2021 as compared to $300,000, or 17% of total revenue, for the three months ended March 31, 2020. The increase of $37,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $45,000, offset by a decrease in fixed overhead of $8,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,685,000, or 71% of total revenue, in the three months ended March 31, 2021 as compared to $1,054,000, or 58% of total revenue, in the three months ended March 31, 2020. The increase in variable costs was primarily due to: (i) higher equipment costs of $670,000 resulting from an increase of 17 percentage points for equipment costs as a percentage of total revenue, (ii) an increase in warranty expense of $79,000, offset by (iii) a decrease in outside engineering costs of $37,000, (iv) a decrease in other overhead of $30,000, (v) a decrease in excess and obsolete inventory expense of $20,000, (vi) a decrease of $17,000 in shipping and handling costs, and (vii) a decrease in travel of $14,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $1,030,000 for the three months ended March 31, 2021 from $1,403,000 for the three months ended March 31, 2020, a decrease of $373,000, or 27%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $369,000, (ii) a decrease in product development expenses of $32,000, offset by (iii) an increase in advertising and marketing expenses of $28,000.

The decrease in SG&A expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was due primarily to: (i) a decrease of $141,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease in accounting, consulting and other professional fees of $92,000 (iii) a decrease of $42,000 in salaries and benefits, (iv) a decrease of $27,000 in travel expenses, (v) a decrease in fees paid to directors of $23,000, (vi) a decrease in investor relations costs of $13,000, (vii) a decrease in depreciation expense of $12,000, (viii) decreased commissions and other sales related expenses of $10,000, and (iv) a decrease in facility, office and other expenses of $9,000.

The increase in marketing expenses was primarily due to (i) an increase in advertising and promotion of $16,000, (ii) an increase in salaries, benefits and stock compensation of $14,000, (iii) an increase in expenses for web development of $9,000, offset by (iv) a decrease in expenses related to trade shows, outside services and other marketing expenses of $11,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock compensation) of $47,000, (ii) a decrease of $2,000 in travel, (iii) a decrease in material costs of $2,000, offset by (iv) an increase of $18,000 in expenses for consulting.

Operating Income (Loss)

We had operating loss of $686,000 for the three months ended March 31, 2021, as compared to an operating loss of $946,000 for the three months ended March 31, 2020, a decrease of $260,000, or 28%. The operating loss for the three months ended March 31, 2021 included $59,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense, compared to $191,000 of non-cash, stock-based compensation and $29,000 of depreciation and amortization expense for the three months ended March 31, 2020. Excluding these non-cash items, our operating loss decreased by $117,000, or 16%.

Other Income (Expense)

We had other expense (net) of $108,000 for the three months ended March 31, 2021 compared to other income (net) of $8,000 for the three months ended March 31, 2020. Other expense for the three months ended March 31, 2021 consisted of expenses related to the settlement of litigation with a former employee.

Net Income (Loss)

Overall, we had net loss of $793,000 for the three months ended March 31, 2021 as compared to a net loss of $938,000 for the three months ended March 31, 2020, a decrease of $145,000, or 15%. The net loss for the three months ended March 31, 2021 included $59,000 of non-cash, stock-based compensation, $67,000 of other stock-based expense (related to settlement of litigation with a former employee), and $17,000 of depreciation and amortization expense, compared to $191,000 of non-cash, stock-based compensation and $29,000 of depreciation and amortization expense for the three months ended March 31, 2020. Excluding these non-cash items, our net loss decreased by $68,000, or 9%.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2021, we had cash, cash equivalents and restricted cash of $3,271,000, compared to cash and cash equivalents of $2,285,000 as of December 31, 2020, an increase of 43%. The $986,000 increase in cash and cash equivalents during the three months ended March 31, 2021, was primarily the result of cash provided by our operating activities of $484,000 and proceeds from a note payable of $514,000. Our cash is held in bank depository accounts in certain financial institutions. During the three months ended March 31, 2021, we held deposits in financial institutions that exceeded the federally insured amount. During the three months ended March 31, 2021, the Company transferred a balance of $180,000 into a new bank account which was to be used for the sole purpose of paying certain warranty claims. The balance on this restricted bank account as of March 31, 2021 was $86,697

As of March 31, 2021, we had accounts receivable (net of allowance for doubtful accounts) of $27,000, inventory (net of excess and obsolete allowance) of $519,000, and prepaid expenses of $2,065,000 (including $1,960,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we pursue larger projects.

As of March 31, 2021, we had total accounts payable and accrued expenses of $1,790,000, deferred revenue of $6,087,000, accrued equity compensation of $53,000, other current liabilities of $37,000 and the current portion of operating lease liability of $264,000. As of March 31, 2021, we had a working capital deficit of $2,349,000, compared to a working capital deficit of $2,220,000 as of December 31, 2020. The increase in our working capital deficit was primarily related to (i) an increase in our deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $2,363,000, (ii) an increase in other current liabilities of $37,000, offset by, (iii) an increase in cash of $986,000, (iv) an increase in prepaid expenses and other of $1,027,000, (v) and increase in inventory of $192,000 and (vi) a decrease in accrued equity compensation of $76,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$484,000	$(728,000)
Net cash used in investing activities	(12,000)	-
Net cash provided by financing activities	514,000	-
Net increase in cash	$986,000	$(728,000)

Operating Activities

We incurred a net loss for the three months ended March 31, 2021 of $793,000 and have an accumulated deficit of $28,237,000 as of March 31, 2021.

Cash provided by operations for the three months ended March 31, 2021 was $484,000 compared to cash used in operations of $728,000 for the three months ended March 31, 2020, an increase in cash provided by operating activities of $1,212,000.

The increase in cash provided by operating activities during the three months ended March 31, 2021 was primarily attributable to: (i) a decrease of $1,155,000 in cash used to fund working capital, (ii) a decrease of $88,000 in non-cash operating charges, and (iii) a decrease in net loss of $145,000.

The significant changes in working capital related to: (i) a $2,363,000 increase in deferred revenue, (ii) an increase of $1,027,000 in prepaid expenses and other, and (iii) an increase in inventory of $192,000.

The significant change in non-cash operating charges was due to an increase for other share-based expense of $67,000 related to a legal settlement.

Investing Activities

The $12,000 cash used in investing activities during the three months ended March 31, 2021 was related to the purchase of property and equipment. The Company undertook no investing activities during the three months ended March 31, 2020.

Financing Activities

In February 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes. The Company undertook no financing activities during the three months ended March 31, 2020.

Going Concern

Our condensed consolidated financial statements for the quarter ended March 31, 2021, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2020, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. The foregoing factors raise substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the quarter ended March 31, 2021, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Contractual Payment Obligations

As of March 31, 2021, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

During 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease was reduced to approximately $32,000 and is payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and are payable in 12 monthly installments from January to December 2021.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2021, we had no off-balance sheet arrangements. During the three months ended March 31, 2021, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 7 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 11 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee continued to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. Effective March 30, 2021, this separate litigation has now been settled. While the Company disputed the merits of the claims, the Company has agreed and will be obliged to pay $40,000 over eight months and to issue upon execution of the settlement agreement an aggregate of 1,000,000 shares of common stock of the Company, These shares were issued on April 8, 2020 as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations. There have been no material changes in the significant factors that may affect our business and operations as described in “Item 1A—Risk Factors” of the Annual Report on 10-K for the year ended December 31, 2020 other than as set out below:

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

SURNA INC.
(the “Registrant”)

Dated: May 11, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 11, 2021	By:	/s/ Anthony K. McDonald
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

