Form 10-Q
period 2021-06-30
Surna Inc.
filed 2021-08-10
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, the number of outstanding shares of common stock of the registrant was 237,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and businesses to the COVID-19 pandemic.;

●	the overall impact of the COVID-19 pandemic on the supply chain and level of business activity in our industry, and the willingness of our customers to undertake projects in light of any economic uncertainties resulting from the pandemic;

●	our overall financial condition;

●	variations in our sales from reporting period to reporting period;

●	the inherent uncertainty of product development and acceptance of our expanding product lines;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	our ability to expand into and increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,643,463	$2,284,881
Accounts receivable (net of allowance for doubtful accounts of $188,311 and $165,098, respectively)	234,450	33,480
Inventory, net	444,352	327,109
Prepaid expenses and other	1,986,977	1,037,823
Total Current Assets	4,309,242	3,683,293
Noncurrent Assets
Property and equipment, net	116,615	147,732
Goodwill	631,064	631,064
Intangible assets, net	6,937	7,227
Deposits	16,122	-
Operating lease right-of-use asset	245,037	343,950
Total Noncurrent Assets	1,015,775	1,129,973

TOTAL ASSETS	$5,325,017	$4,813,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,909,544	$1,784,961
Deferred revenue	4,055,774	3,724,189
Accrued equity compensation	108,945	128,434
Other liabilities	37,078	-
Current portion of operating lease liability	261,187	266,105
Total Current Liabilities	6,372,528	5,903,689

NONCURRENT LIABILITIES
Note payable and accrued interest	516,172	-
Other liabilities	37,078	74,156
Operating lease liability, net of current portion	43,881	169,119
Total Noncurrent Liabilities	597,131	243,275

TOTAL LIABILITIES	6,969,659	6,146,964

Commitments and Contingencies (Note 7)	-	-

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 150,000,000 shares authorized; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 237,526,638 and 236,526,638 shares issued and outstanding, respectively	2,376	2,366
Additional paid in capital	26,324,331	26,107,159
Accumulated deficit	(27,971,769)	(27,443,643)
Total Shareholders’ Deficit	(1,644,642)	(1,333,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,325,017	$4,813,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue, net	$4,509,505	$1,682,424	$6,876,034	$3,492,349

Cost of revenue	3,227,181	1,407,599	5,249,104	2,761,000

Gross profit	1,282,324	274,825	1,626,930	731,349

Operating expenses:
Advertising and marketing expenses	168,042	95,053	345,187	243,974
Product development costs	111,546	74,848	224,184	219,796
Selling, general and administrative expenses	886,758	710,536	1,627,231	1,819,529
Total operating expenses	1,166,346	880,437	2,196,602	2,283,299

Operating income/(loss)	115,978	(605,612)	(569,672)	(1,551,950)

Other income (expense):
Other income (expense), net	150,518	1,077	43,518	15,397
Interest expense	(1,254)	(8,982)	(1,972)	(15,277)
Total other income (expense)	149,264	(7,905)	41,546	120

Income/(loss) before provision for income taxes	265,242	(613,517)	(528,126)	(1,551,830)

Income taxes	-	-	-	-

Net income/(loss)	$265,242	$(613,517)	$(528,126)	$(1,551,830)

Income/(loss) per common share – basic	$0.00	$(0.00)	$(0.00)	$(0.01)

Income/(loss) per common share – diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic	237,449,715	236,526,638	236,990,726	233,794,550

Weighted average number of common shares outstanding, diluted	240,828,867	236,526,638	236,990,726	233,794,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three and Six Months Ended June 30, 2021 and 2020

(in US Dollars except share numbers)

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance March 31, 2021	42,030,331	$420	236,526,638	$2,366	1,000,000	$67,000	$26,241,935	$(28,237,011)	$(1,925,290)
Common shares issued in settlement of legal dispute	-	-	1,000,000	10	(1,000,000)	(67,000)	66,990	-	-
Fair value of vested stock options granted to employees	-	-	-		-	-	15,336	-	15,336
Fair value of vested stock options granted to directors	-	-	-		-	-	70	-	70
Net income	-	-	-		-	-	-	265,242	265,242
Balance June 30, 2021	42,030,331	$420	237,526,638	$2,376	-	$-	$26,324,331	$(27,971,769)	$(1,644,642)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	236,526,638	$2,366	-	$-	$26,107,159	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	1,000,000	10			66,990	-	67,000
Fair value of vested stock options granted to employees	-	-	-		-	-	143,770	-	143,770
Fair value of vested stock options granted to directors	-	-	-		-	-	6,412	-	6,412
Net loss	-	-	-		-	-	-	(528,126)	(528,126)
Balance June 30, 2021	42,030,331	$420	237,526,638	$2,376	-	$-	$26,324,331	$(27,971,769)	$(1,644,642)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance March 31, 2020	42,030,331	420	236,526,638	-	$2,366	$25,984,402	$(26,623,240)	$(636,052)
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	6,291	-	6,291
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	67,614	-	67,614
Net loss	-	-	-	-	-	-	(613,517)	(613,517)
Balance June 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,058,307	$(27,236,757)	$(1,175,664)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2019	42,030,331	420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued in settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	706,634	-	706,634
Net loss	-	-	-	-	-	-	(1,551,830)	(1,551,830)
Balance June 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,058,307	$(27,236,757)	$(1,175,664)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(528,126)	$(1,551,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	37,180	60,987
Share-based compensation	21,748	731,797
Common stock issued for other expense	67,000	-
Provision for doubtful accounts	23,213	3,150
Provision for excess and obsolete inventory	(10,945)	191,446
Loss on disposal of assets	8,042	4,124
Amortization of ROU asset	98,913	93,996

Changes in operating assets and liabilities:
Accounts receivable	(224,183)	51,886
Inventory	(106,299)	235,197
Prepaid expenses and other	(949,152)	72,811
Accounts payable and accrued liabilities	124,583	(90,178)
Deferred revenue	331,585	(576,483)
Accrued interest	1,972	1,047
Other liabilities	-	20,241
Lease deposit	(16,122)	51,000
Operating lease liability, net	(130,156)	(106,363)
Accrued equity compensation	108,945	(433,566)
Net cash used in operating activities	(1,141,802)	(1,240,739)

Cash Flows From Investing Activities
Purchases of property and equipment	(15,316)	-
Proceeds from the sale of property equipment	1,500	-
Net cash used in investing activities	(13,816)	-

Cash Flows From Financing Activities
Proceeds from issuance of note payable	514,200	554,000
Net cash provided by financing activities	514,200	554,000

Net change in cash and cash equivalents	(641,418)	(686,739)
Cash and cash equivalents, beginning of period	2,284,881	922,177
Cash and cash equivalents, end of period	$1,643,463	$235,438

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

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

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been many disruptions in business operations around the world, with an impact on our business.

In our response to the COVID-19 pandemic and the government and business response, the Company took and continues to take measures to adjust its operations as necessary. In early 2020 the Company took measures to reduce expenses in light of reduced orders and to preserve cash, many of which were reversed by the end of the year when orders picked up and the overall business climate improved. Because the pandemic continues in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations and sales efforts and will make adjustments to its operations as necessary.

We are experiencing unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic have led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

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

(in US Dollars except share numbers)

(Unaudited)

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount. The Company has not experienced any losses to date on depository accounts.

During the six months ended June 30, 2021, the Company transferred a balance of $180,000 into a new bank account which was to be used for the sole purpose of paying certain warranty claims. The balance on this restricted bank account as of June 30, 2021 was $0.

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

During the six months ended June 30, 2021 and 2020, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three-months period ended June 30, 2020 and the six-months periods ended June 30, 2021 and 2020, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive. However, during the three-month period ended June 30, 2021, we realized a net profit and therefore included 3,379,152 potential common stock equivalents in respect of our outstanding stock options using the treasury method.

As of June 30, 2021, and 2020, there were respectively, 24,686,800 and 45,819,600, potentially dilutive equity instruments outstanding in respect of warrants and options outstanding to purchase Company common stock.

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

During the six months ended June 30, 2021, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at June 30, 2021 and concluded that no impairment relating to goodwill existed at June 30, 2021.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

For the three and six months ended June 30, 2021, the Company recognized revenue of $1,193,251 and $3,073,616, respectively, related to the deferred revenue at January 1, 2021. For the three and six months ended June 30, 2020, the Company recognized revenue of $205,170 and $1,064,875, respectively, related to the deferred revenue at January 1, 2020.

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

As of June 30, 2021, the Company’s remaining performance obligations, or backlog, was $7,987,000, of which $2,038,000, or 26%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. These reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-Covid-19 economic downturn or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at June 30, 2021, includes booked sales orders of $1,282,000 from several customers that the Company does not expect to be realized until 2022, if at all. The Company believes that several of its current contracts may be delayed or cancelled in the short term.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$762,000	$1,276,000	$2,038,000
Remaining performance obligations related to partial equipment paid contracts	5,943,000	6,000	$5,949,000
Total remaining performance obligations	$6,705,000	$1,282,000	$7,987,000

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Equipment and systems sales	$4,245,897	$1,486,948	$6,409,365	$3,093,894
Engineering and other services	172,648	157,086	353,731	288,677
Shipping and handling	90,960	38,390	112,938	109,778
Total revenue	$4,509,505	$1,682,424	$6,876,034	$3,492,349

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2021, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 151.68% to 152.51%; expected term in years 10 and risk-free interest rate ranged from 1.2% to 1.49%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Share-based compensation expense included in:
Cost of revenue	$15,809	$8,558	$29,944	$17,116
Advertising and marketing expenses	6,818	2,088	13,292	5,000
Product development costs	7,335	4,343	14,029	10,888
Selling, general and administrative expenses	41,595	92,353	73,428	265,227
Total share-based compensation expense included in consolidated statement of operations	$71,557	$107,342	$130,693	$298,231

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

Included in the expense for the three and six months ended June 30, 2021, is an accrual for $56,151 and $108,945, respectively, for the 2021 Annual Employee Incentive Compensation Plan. Included in the expense for the three and six months ended June 30, 2020, is an accrual for $33,436 and $69,897, respectively, for the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Three customers accounted for 28%, 27%, and 11% of the Company’s revenue for the three months ended June 30, 2021 and three customers accounted for 18%, 18% and 13% of the Company’s revenue for the six months ended June 30, 2021. Three customers accounted for 21%, 21% and 15% of the Company’s revenue for the three months ended June 30, 2020 and two customers accounted for 16% and 10% of the Company’s revenue for the six months ended June 30, 2020.

Two customers accounted for 77%, and 11% of the Company’s accounts receivable as of June 30, 2021. As of June 30, 2020, three customers accounted for 41%, 35%, and 19% of the Company’s accounts receivable.

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

(in US Dollars except share numbers)

(Unaudited)

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Six Months Ended
June 30, 2021
Operating lease cost	$108,444
Operating cash outflow from operating lease	$139,688

As of June 30, 2021
Operating lease right-of-use assset	$245,037
Operating lease liability, current	$261,187
Operating lease liability, long-term	$43,881

Remaining lease term	1.2 years
Discount rate	5.00%

Future annual minimum lease payments on the Facility Lease as of June 30, 2021 were as follows:

Years ended December 31,
2021 (excluding the six months ended June 30, 2021)	142,177
2022	170,891
Total minimum lease payments	313,068
Less imputed interest	(8,000)
Present value of minimum lease payments	$305,068

On April 30, 2021, the Company entered into an agreement to sublease approximately 6,900 square feet of its office and manufacturing space. The sublease commenced on April 30, 2021 and will continue on a month-to-month basis until either party gives 30-days’ notice. Unless 30-days’ notice is provided sooner, this sublease will end upon termination of the Company’s Lease Agreement with its current landlord. Rent will initially be charged at $5,989 per month, increasing to $11,978 per month effective July 1, 2021. The Sublessor will also be responsible for its prorated share of utilities and other related costs. This new sublease does not change the Company’s legal relationship or financial obligations with its landlord. The Company continues to be responsible for all the remaining financial obligations under its existing lease with the landlord. Accordingly, entering into the new sublease did not impact the carrying value of the Company’s operating lease right of use asset or operating lease liability. Moreover, after an initial two-month transitional period, the rental rate per square foot under the new sublease is identical to the rental rate per square foot for the Company’s existing lease with its landlord which indicates that there is no impairment to the carrying value of the Company’s operating lease right of use asset.

As referenced in Note 12 - Subsequent Events, on July 27, 2021 the Company entered into a Lease Termination Agreement with its current landlord.

As referenced in Note 12 - Subsequent Events, on July 28, 2021, the Company entered into an agreement to lease office and manufacturing space.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

Note 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2021	2020
Finished goods	$321,171	$201,778
Work in progress	3,068	4,231
Raw materials	202,213	214,145
Allowance for excess & obsolete inventory	(82,100)	(93,045)
Inventory, net	$444,352	$327,109

Overhead expenses of $17,574 and $17,974 were included in the inventory balance as of June 30, 2021, and December 31, 2020, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $1,873,000 and $916,000 in advance payments for inventory for the periods ended June 30, 2021, and December 31, 2020, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020
Furniture and equipment	$296,851	$398,422
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	527,044	628,615
Accumulated depreciation	(410,429)	(480,883)
Property and equipment, net	$116,615	$147,732

Depreciation expense was $36,891 for the six months ended June 30, 2021. For the six months ended June 30, 2021, $2,985 was allocated to cost of sales and $746 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$1,090,806	$918,639
Sales commissions payable	81,287	48,263
Accrued payroll liabilities	293,929	288,071
Product warranty accrual	154,103	173,365
Other accrued expenses	289,419	356,623
Total	$1,909,544	$1,784,961

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

Note 6 – Note Payable and Accrued Interest

On February 10, 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes.

The loan amount bears interest at 1% and is due on February 5, 2026. The loan may be repaid in advance without penalty. The loan is also potentially forgivable in full provided proceeds are used for payment of payroll expenses, rent, utilities and mortgage interest and certain other terms and conditions are met. If any portion of the loan is not forgiven, payments will commence 10 months following the end of the 24-week deferral period. The loan has typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

During the three and six months ended June 30, 2021, interest of $1,254 and $1,972 was accrued, respectively, in respect of this note payable.

Note 7 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee continued to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. Effective March 30, 2021, this separate litigation has now been settled. While the Company disputed the merits of the claims, the Company has agreed and will be obliged to pay $40,000 over eight months and to issue upon execution of the settlement agreement an aggregate of 1,000,000 shares of common stock of the Company. These shares were issued on April 8, 2021 as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in other expenses during the six months ended June 30, 2021. As of June 30, 2021, $20,000 has been paid in respect of the $40,000 cash portion of the settlement and the remaining $20,000 is included in accounts payables and accrued liabilities. The issuance of the 1,000,000 shares of common stock, valued at $67,000 has been recognized in common stock issued during the six months ended June 30, 2021.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

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

Note 8 – Equity Incentive Plans

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

During the six months ended June 30, 2021, the Company issued no shares of its common stock under the 2017 Equity Plan.

During the six months ended June 30, 2021, the Company granted awards for 3,035,800 non-qualified stock options as described below.

As of June 30, 2021, of the 50,000,000 shares authorized under the 2017 Plan for equity awards, 24,553,818 shares have been issued, awards related to 24,686,800 options remain outstanding, and 759,382 shares remain available for future equity awards.

There was $104,800 in unrecognized compensation expense for unvested non-qualified stock options and RSUs at June 30, 2021 which will be recognized over approximately 3 years.

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the six months ended June 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,251,000	$0.083	8.3	$-
Granted	3,035,800	$0.085	10.0	$-
Exercised	-
Forfeited	-
Expired	-
Outstanding, June 30, 2021	17,286,800	$0.084	8.1	$-
Exercisable, June 30, 2021	15,536,800	$0.086	7.9	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

During the six months ended June 30, 2021, we issued a total of 3,035,800 stock options as follows:

●	1,035,800 stock options were issued to 21 employees in respect of the Company’s 2020 Annual Incentive Awards. The options vested immediately, have a term of 10 years and an exercise price of $0.13.

●	2,000,000 stock options were issued to our newly appointed Chief Financial Officer. The options vest as follows: 250,000 vested immediately, 417,000 on June 30, 2022, 665,000 on June 30, 2023 and 668,000 on June 30, 2024. The options have a term of 10 year and an exercise price of $0.061.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the three months ended June 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	-	$-	$-	$-
Granted	3,035,800	$0.082	$-	$248,678
Vested	(1,285,800)	$0.112	$-	$143,878
Forfeited	-			$-
Expired	-			$-
Nonvested, June 30, 2021	1,750,000	$0.061	$6,125	$104,800

For the six months ended June 30, 2021 and June 30, 2020, the Company recorded $15,336 and $153,680 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan during the six months ended June 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2020	7,400,000	$0.067	7.5	$-
Granted	-
Exercised	-
Forfeited/Cancelled	-
Expired	-
Outstanding, June 30, 2021	7,400,000	$0.067	7.0	$-
Exerciseable, June 30, 2021	7,400,000	$0.067	7.0	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan for the six months ended June 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	1,000,000	$0.029	$35,500	$29,000
Granted	-
Vested	(1,000,000)	$0.029		$(29,000)
Forfeited	-
Expired	-
Nonvested, June 30, 2021	-		$-	$-

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

During the six months ended June 30, 2021 and June 30, 2020, the Company incurred $6,412 and $49,488, respectively, as compensation expense related to 1,000,000 and 1,521,352 vested options, respectively, issued to directors.

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

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the six months ended June 30, 2021, are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2020	-		$-
Granted	-
Vested and settled with share issuance	-
Forfeited/canceled	-
Outstanding, June 30, 2021	-		$-

For the six months ended June 30, 2021 and June 30, 2020, the Company recorded $0 and $25,163, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants.

Effective April 30, 2020, 800,000 RSUs vested. However, the holder elected to cancel the RSUs.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Plan”), which permits the Board to grant awards of up to 100,000,000 shares of common stock, subject to and effective upon stockholder approval. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

The 2021 Plan was approved by stockholders at the Annual General Meeting of Stockholders held on July 22, 2021.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

(in US Dollars except share numbers)

(Unaudited)

Note 9 – Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the six months ended June 30, 2021:

	Number	Weighted Average Exercise	Weighted Average Remaining Life	Aggregate Intrincic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2020	7,562,500	$0.25	6	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(7,562,500)	$0.03	-	$0

Outstanding at June 30, 2021	0	$0.00	0	$0

Effective June 30, 2021, 75,625,000 warrants issued in connection with our Q2 2018 unit offering expired unexercised.

Note 10 – Income Taxes

As of June 30, 2021, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $19,850,000, of which $11,196,261 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2021 and December 31, 2020. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

The company entered into a manufacturer representative agreement with RSX Enterprises in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021 with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. The Company has not paid or accrued any commissions under the agreement as of June 30, 2021.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after June 30, 2021, other than as set out below:

On July 27, 2021, the Company entered into a Lease Termination Agreement with its current landlord for the 18,952 square foot office and manufacturing facility in Boulder, CO, which was previously scheduled to expire on August 31, 2022. The termination provides for the Company to vacate the facility no later than November 15, 2021. In exchange for early termination from its lease obligation, the Company paid a nominal lease termination fee on July 28, 2021.

On July 28, 2021, the Company entered into an agreement to lease 11,491 square feet of office and manufacturing space in Louisville, CO. The lease commences on November 1, 2021 and continues through January 31, 2027. The Company has the option to renew the lease for an additional 60-month period.

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

Overview

We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes, and cannabis, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA, our principal service and product offerings include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (v) preventive maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities, operating in the cannabis industry, ranging from several thousand to more than 100,000 square feet.

Headquartered in Boulder, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements.

All CEA facility operators are facing multiple headwinds of high energy costs, issues about water usage and waste materials, and, in the case of cannabis growing, increasingly rigorous quality standards and declining cannabis prices. To be competitive, among other things, our customers must develop innovative ways to meet the demands of their business and reduce energy costs, 90% of which is typically related to their HVACD (50%) and lighting systems (40%). HVACD systems have historically been our focus, but in May of 2021, we announced an initiative to expand our offerings to include most of the technical infrastructure of CEA facilities as well as maintenance services. We often have the advantage of early engagement with our customers at the pre-build and construction phases and the corresponding opportunity to build longer-term relationships with our existing customers and their facilities. Going forward, our plan is to leverage our existing customer relationships and attempt to sell them additional products and services, thereby becoming “stickier” to our customers.

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

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread, but as a result, there have been many disruptions in business operations around the world, with an impact on our business.

In our response to the COVID-19 pandemic and the government and business response, the Company took and continues to take measures to adjust its operations as necessary. In early 2020 the Company took measures to reduce expenses in light of reduced orders and to preserve cash, many of which were reversed by the end of the year when orders picked up and the overall business climate improved. Because the pandemic continues in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations and sales efforts and will make adjustments to its operations as necessary.

We are experiencing unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, and a general shortage of containers. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to and proliferation of new strains, and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain, out of our control and cannot be predicted at this time.

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

Pursue an uplisting to a national exchange and a growth-supporting capital raise. In 2019 our revenue grew 60% year-over-year, and we had our first-ever cash flow positive year. Despite the challenges brought on by the COVID-19 pandemic in the first half of 2020, we believe that our revenue growth in 2019 and then in the Q3 2020 – Q2 2021 period validates our market opportunity and our business model. We also recognize that the costs of being a small public company are substantial and require cash that could otherwise be used to sustain and grow the business. There is only one solution to this issue, we believe: rapid revenue and margin growth. We believe that we have growth opportunities, but we are capital constrained and must seek outside financing to pursue the growth we believe we can achieve. We are aware that a capital raise is potentially dilutive to our existing shareholders and options holders, which include our directors, officers, executives, and all of our employees. The Company has not raised capital in over three years. In that time our management has operated the business with financial discipline, which included reducing headcount and deferring compensation as needed. Despite this financial discipline we achieved record revenue growth. With additional capital, we believe that we can achieve much more. Uplisting to a national exchange will enhance our stock as a currency for both potential investors and for potential acquisition targets, as well as enhancing our credibility in the eyes of potential customers. Uplisting will require a reverse split of our stock.

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

The Company’s primary expertise has been the engineering and supply of environmental control technologies to meet the sophisticated demands of indoor CEA facilities. Most, but not all, of our customers have historically been in the legal cannabis industry and we believe that we are the oldest and most experienced company providing such services and products to the industry. Mechanical engineering is the core of our expertise and we maintain our own staff of licensed professional engineers, enabling us to stamp drawings anywhere in the US and Canada.

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

Our primary objective in expanding our service and product offerings is to improve our customers’ operations and sustainability, increase customer acquisition, and enhance our revenue and revenue recurrence.

Customer Operations – first and foremost we seek to help our customers build the most effective and efficient facility possible. We believe that we are uniquely positioned to engineer all of the complex components of a CEA facility into a holistic whole because of our dedicated engineering staff and our experience in over 800 projects including over 200 commercial facilities. Our 15 years in the business has provided us a wide network of technology vendors from which we curate a selection of the best products. In addition, we are the leading experts in applying the most challenging component of the technical infrastructure, the environmental controls, and we have the knowledge required to engineer the interactions among the required components. A professional engineer (PE) license is not required for the design of any other component in the facility and this engineering knowledge is one of our greatest strengths.

Sustainability – indoor cultivation facilities, like data centers, are resource intensive. Several US states have implemented building code changes that place limits on the energy consumption allowed within cultivation facilities, and we anticipate that more states will do the same. Among our objectives is to provide our customers with the most energy-efficient alternatives for their infrastructure. Energy and resource efficiency is a high priority to us as engineers, and our most senior engineering staff hold the LEED (Leadership in Energy and Environmental Design) credential. Our CEO previously helped build a cleantech company, has been involved in the cleantech industry for over five years, and published a book on selling energy efficient technologies. We believe that we are in a position to lead the industry in sustainability initiatives which our customers will highly value.

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

Revenue and Revenue Recurrence – We believe that our revenue can be expanded by offering most of the primary technical infrastructure components for a cultivation facility. For example, if we are able to provide all of the primary infrastructure components to a cultivation facility, our revenue on a project could be up to 200% higher than if we provided the environmental controls systems alone. In the past we did not have products or services to offer our customers after a facility was constructed. We have recently begun to offer maintenance services, and we believe that by expanding this service offering we will be able to gain long-term recurring revenue on a subscription basis.

Our Commercial-Scale Projects

During the first six months of 2021, we entered into sales contracts for seven new build projects and one retrofit project, each with a contract value over $100,000, which we refer to as commercial-scale projects. These new contracts totaled $5,597,000, which consisted of $5,433,000 for the new build projects (97%) and $164,000 for the retrofit project (3%).

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2021, we executed new sales contracts with a total contract value of $1,053,000. During this same period, we had positive change orders of $85,000 and cancellations of $219,000. The cancellations were based on discussions with customers who have abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended June 30, 2021 were $919,000, representing a decrease of $4,578,000 (or 126%) from net bookings of $5,497,000 in the first quarter of 2021.

Our backlog at June 30, 2021 was $7,987,000, a decrease of $3,590,000, or 42%, from March 31, 2021. The decrease in backlog is the result of our lower net bookings and higher revenue in the second quarter. Revenue was higher primarily due to fulfilling orders which had delays in production and delivery by some of our suppliers in the first quarter. Our backlog at June 30, 2021 includes booked sales orders of $1,282,000 (16% of the total backlog) from several customers that we do not expect to be realized until 2022, if at all. We believe the sales orders in this portion of our backlog may be abandoned by our customer or ultimately cancelled.

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

	For the quarter ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021
Backlog, beginning balance	$8,875,000	$5,592,000	$8,198,000	$8,448,000	$11,578,000
Net bookings, current period	$(1,601,000)	$4,241,000	$3,637,000	$5,497,000	$919,000
Recognized revenue, current period	$1,682,000	$1,635,000	$3,387,000	$2,367,000	$4,510,000
Backlog, ending balance	$5,592,000	$8,198,000	$8,448,000	$11,578,000	$7,987,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of June 30, 2021. As of June 30, 2021, 26% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of June 30, 2021, 74% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2021 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. We estimate that we will recognize approximately 84% of our Q2 2021 backlog during the remainder of 2021, or $6.7 million. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2021 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

Our backlog, remaining performance obligations and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in or inability to obtain project financing or licensing or abandonment of the project entirely. Accordingly, there can be no assurance that contracts included in backlog or remaining performance obligations will generate revenues or when the revenues will be generated. Net bookings and backlog are considered non-GAAP financial measures, and therefore, they should be considered in addition to, rather than as a substitute for, our GAAP measures for recognized revenue, deferred revenue and remaining performance obligations. Further, we can provide no assurance as to the profitability of our contracts reflected in remaining performance obligations, backlog and net bookings.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2021 was $4,510,000, compared to $1,682,000 for the three months ended June 30, 2020, representing an increase of $2,827,000, or 168%. The increase was primarily due to equipment revenue which included several of our new product offerings consisting of our custom air handlers, SentryIQ™ controls products, our expanded dehumidifier offering and DX split systems, among others. The increase was also due to a COVID-19-driven slowdown impacting revenue for the three months ended June 30, 2020.

Cost of revenue increased by $1,820,000, or 129%, from $1,408,000 for the three months ended June 30, 2020 to $3,227,000 for the three months ended June 30, 2021. The increase was primarily due to an increase in revenue, offset by an improved gross margin as discussed below.

The gross profit for the three months ended June 30, 2021 was $1,282,000 compared to $275,000 for the three months ended June 30, 2020, an increase of 367%. Gross profit margin increased by twelve percentage points from 16% for the three months ended June 30, 2020 to 28% for the three months ended June 30, 2021 due to a decrease in fixed and variable costs as a percent of revenue as described below, offset by a decrease in the selling price of our equipment resulting in a decreased equipment margin.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $357,000, or 8% of total revenue, for the three months ended June 30, 2021 as compared to $283,000, or 17% of total revenue, for the three months ended June 30, 2020. The increase of $75,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $74,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,870,000, or 64% of total revenue, in the three months ended June 30, 2021 as compared to $1,125,000, or 67% of total revenue, in the three months ended June 30, 2020. The increase in variable costs was primarily due to: (i) higher equipment costs of $1,887,000 resulting from an increase of nine percentage points for equipment costs as a percentage of total revenue , (ii) an increase in travel of $49,000, (iii) an increase in warranty expense of $23,000, offset by (iv) a decrease in excess and obsolete inventory expense primarily related to a Q2 2020 charge for the delay and potential cancellation of one customer’s project which was subsequently recognized in the third quarter of 2020 of $202,000, and (v) a decrease in outside engineering services of $14,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $1,166,000 for the three months ended June 30, 2021 from $880,000 for the three months ended June 30, 2020, an increase of $286,000, or 33%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $176,000, (ii) an increase in advertising and marketing expenses of $73,000, and (iii) an increase in product development expenses of $37,000.

The increase in SG&A expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was primarily due to: (i) an increase of $93,000 in salaries, benefits and other employee related expenses, (ii) an increase of $80,000 for commissions, (iii) an increase in accounting, consulting and other professional fees of $65,000, (iv) an increase in investor relations expenses of $37,000, (v) an increase of $14,000 for facility, office and other expenses, (vi) an increase in loss on asset disposal of $8,000, (vii) an increase in travel of $7,000, offset by (viii) a decrease in bad debt expense of $61,000, (ix) a decrease in stock related compensation for employees, consultants and directors of $51,000, (x) a decrease in depreciation of $12,000, and (xi) a decrease in business taxes and licenses of $4,000.

The increase in marketing expenses was primarily due to (i) an increase in advertising and promotion of $36,000, (ii) an increase in salaries and benefits (including stock compensation) of $31,000, (iii) an increase in expenses for trade shows of $12,000, offset by (iv) a decrease in expenses related to outside services and other marketing expenses of $6,000.

The increase in product development costs was due to (i) an increase in salaries and benefits (including stock compensation) of $27,000, (ii) an increase in material costs of $8,000, and (iii) an increase in travel of $2,000.

Operating Income (Loss)

We had operating income of $116,000 for the three months ended June 30, 2021, as compared to an operating loss of $606,000 for the three months ended June 30, 2020, an increase of $722,000, or 119%. The operating income for the three months ended June 30, 2021 included $71,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense, compared to $107,000 of non-cash, stock-based compensation and $29,000 of depreciation and amortization expense for the three months ended June 30, 2020. Excluding these non-cash items, our operating income increased by $674,000, or 144%.

Other Income (Expense)

We had other income (net) of $149,000 for the three months ended June 30, 2021 compared to other expense (net) of $8,000 for the three months ended June 30, 2020. Other income for the three months ended June 30, 2021 primarily consisted of $138,000 related to the Employee Retention Credit as part of the CARES act and $12,000 for rental income from the sub-lease of a portion of our facility.

Net Income (Loss)

Overall, we had net income of $265,000 for the three months ended June 30, 2021 as compared to a net loss of $614,000 for the three months ended June 30, 2020, an increase of $879,000, or 143%. The net income for the three months ended June 30, 2021 included $71,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense, compared to $107,000 of non-cash, stock-based compensation and $29,000 of depreciation and amortization expense for the three months ended June 30, 2020. Excluding these non-cash items, our net income increased by $831,000, or 174%.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2021 was $6,876,000, compared to $3,492,000 for the six months ended June 30, 2020, representing an increase of $3,384,000, or 97% partially due to a COVID-19-driven slowdown impacting revenue for the six months ended June 30, 2020.

Cost of revenue increased by $2,488,000, or 90%, from $2,761,000 for the six months ended June 30, 2020 to $5,249,000 for the six months ended June 30, 2021 primarily due to the increase in revenue.

The gross profit for the six months ended June 30, 2021 was $1,627,000 compared to $731,000 for the six months ended June 30, 2020, an increase of 123%. Gross profit margin increased by three percentage points from 21% for the six months ended June 30, 2020 to 24% for the six months ended June 30, 2021 primarily due to a decrease in fixed costs as a percent of total revenue, offset by a decrease in the selling price of our equipment resulting in a decreased equipment margin and, an increase in other variable costs as a percent of total revenue as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $694,000, or 10% of total revenue, for the six months ended June 30, 2021 as compared to $582,000, or 17% of total revenue, for the six months ended June 30, 2020. The increase of $112,000 was due to an increase in salaries and benefits (including stock-based compensation) of $120,000, offset by a decrease in fixed overhead of $8,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $4,555,000, or 66% of total revenue, in the six months ended June 30, 2021 as compared to $2,179,000, or 62% of total revenue, in the six months ended June 30, 2020. The increase in variable costs was primarily due to higher equipment costs as a result of higher revenue. The reduction in the selling price of our equipment resulted in lower equipment margins. Other factors included: (i) an increase in warranty of $103,000 which was partially the result of a reimbursement in 2020 from a customer for costs incurred in 2019 related to a failure later deemed to be non-warranty, (ii) an increase in travel of $35,000, offset by (iii) a decrease in excess and obsolete inventory of $222,000 primarily related to a charge in 2020 for the delay and potential cancellation of one customer’s project which was subsequently recognized in the third quarter of 2020, (iv) a decrease in outside engineering services of $51,000, (v) a $30,000 decrease in other variable costs, and (vi) a decrease in shipping and handling of $16,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $2,197,000 for the six months ended June 30, 2021, from $2,283,000 for the six months ended June 30, 2020, a decrease of $87,000, or 4%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $192,000, offset by (ii) an increase in advertising and marketing expenses of $101,000 and (iii) an increase in product development expense of $4,000.

The decrease in SG&A expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to: (i) a decrease of $192,000 in stock-related compensation expense to employees, consultants and directors, (ii) a decrease in bad debt expense of $61,000, (iii) a decrease in accounting, consulting and other professional fees of $27,000, (iv) a decrease of $24,000 for depreciation, (v) a decrease of $23,000 for cash fees paid to directors, (vi) a decrease of $20,000 in travel, offset by (vii) an increase in commissions of $70,000, (viii) an increase of $50,000 in salaries, benefits and other employee related costs, (ix) an increase of $25,000 for investor relations expenses and (x) an increase in facilities, office and other expenses of $10,000.

The increase in marketing expenses was primarily due to (i) an increase in advertising and promotion expense of $52,000, (ii) an increase in salaries and benefits (including stock compensation) of $45,000, (iii) an increase of $9,000 for web development, (iv) an increase for expenses related to trade shows of $6,000, offset by (v) a decrease in outside services and other marketing expenses of $11,000.

The increase in product development costs was due to an increase in materials costs of $24,000 offset by a decrease in salaries and benefits (including stock compensation) of $20,000.

Operating Income (Loss)

We had operating loss of $570,000 for the six months ended June 30, 2021, as compared to an operating loss of $1,552,000 for the six months ended June 30, 2020, a decrease of $982,000, or 63%. The operating loss for the six months ended June 30, 2021 included $131,000 of non-cash, stock-based compensation and $33,000 of depreciation expense, compared to $298,000 of non-cash, stock-based compensation and $58,000 of depreciation expense for the six months ended June 30, 2020. Excluding these non-cash items, our operating loss decreased by $791,000, or 66%.

Other Income (Expense)

We had other income (net) of $42,000 for the six months ended June 30, 2021 compared to other income (net) of $100 for the six months ended June 30, 2020. Other income for the six months ended June 30, 2021 primarily consisted of income of $138,000 related to the Employee Retention Credit as part of the CARES act, $12,000 for rental income from the sub-lease of a portion of our facility, offset by $107,000 in expense related to the settlement of litigation with a former employee.

Net Income (Loss)

Overall, we had net loss of $528,000 for the six months ended June 30, 2021 as compared to a net loss of $1,552,000 for the six months ended June 30, 2020, a decrease of $1,024,000, or 66%. The net loss for the six months ended June 30, 2021 included $131,000 of non-cash, stock-based compensation, $67,000 of other stock-based expense (related to the settlement of litigation with a former employee), and $33,000 of depreciation expense, compared to $298,000 of non-cash, stock-based compensation and $58,000 of depreciation expense for the six months ended June 30, 2020. Excluding these non-cash items, our net loss decreased by $899,000, or 75%.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2021, we had cash and cash equivalents of $1,643,000, compared to cash and cash equivalents of $2,285,000 as of December 31, 2020, a decrease of 28%. The $641,000 decrease in cash and cash equivalents during the six months ended June 30, 2021, was primarily the result of cash used in our operating activities of $1,141,000, offset by proceeds from a note payable of $514,000. Our cash is held in bank depository accounts in certain financial institutions. During the six months ended June 30, 2021, we held deposits in financial institutions that exceeded the federally insured amount. During the six months ended June 30, 2021, the Company transferred a balance of $180,000 into a new bank account which was to be used for the sole purpose of paying certain warranty claims. The balance on this restricted bank account as of June 30, 2021 was $0.

As of June 30, 2021, we had accounts receivable (net of allowance for doubtful accounts) of $234,000, inventory (net of excess and obsolete allowance) of $444,000, and prepaid expenses of $1,987,000 (including $1,873,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of June 30, 2021, we had total accounts payable and accrued expenses of $1,910,000, deferred revenue of $4,056,000, accrued equity compensation of $109,000, other current liabilities of $37,000 and the current portion of operating lease liability of $261,000. As of June 30, 2021, we had a working capital deficit of $2,063,000, compared to a working capital deficit of $2,220,000 as of December 31, 2020. The decrease in our working capital deficit was primarily related to (i) an increase in prepaid expenses of $949,000, (ii) an increase in accounts receivable of $201,000, (iii) an increase in inventory of $117,000, offset by (iv) a decrease in cash of $641,000, (iv) an increase in deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $332,000, and (v) an increase in accounts payable and accrued liabilities of $125,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(1,141,000)	$(1,241,000)
Net cash used in investing activities	(14,000)	-
Net cash provided by financing activities	514,000	554,000
Net decrease in cash	$(641,000)	$(687,000)

Operating Activities

We incurred a net loss for the six months ended June 30, 2021 of $528,000 and have an accumulated deficit of $27,972,000 as of June 30, 2021.

Cash used in operations for the six months ended June 30, 2021 was $1,141,000 compared to cash used in operations of $1,241,000 for the six months ended June 30, 2020, a decrease of $100,000.

The decrease in cash used in operating activities during the six months ended June 30, 2021 was primarily attributable to: (i) a decrease in net loss of $1,024,000, (ii) a decrease of $840,000 in non-cash operating charges, and (iii) an increase in cash used to fund working capital of $84,000.

The significant change in non-cash operating charges was due to (i) a decrease in share-based compensation of $710,000, (ii) a decrease in the provision for excess and obsolete inventory of $202,000, and (iii) an increase in other share-based compensation of $67,000.

The significant changes in working capital related to: (i) an increase in prepaid expenses of $949,000, (ii) an increase in accounts receivable of $201,000, (iii) an increase in inventory of $117,000, offset by, (iv) a decrease in cash of $641,000, (iv) an increase in deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $332,000, and (v) an increase in accounts payable and other liabilities of $125,000.

Investing Activities

The $14,000 cash used in investing activities during the six months ended June 30, 2021 was related to the purchase of property and equipment of $15,000, offset by proceeds from the sale of property equipment of $1,000. The Company undertook no investing activities during the six months ended June 30, 2020.

Financing Activities

During the six months ended June 30, 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes. During the six months ended June 30, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes.

Going Concern

Our condensed consolidated financial statements for the six months ended June 30, 2021, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2020, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on continuing to generate sales and raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. Based on our current assessment of our business, there is substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the six months ended June 30, 2021, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company is subject to a number of risks similar to those of other similar stage and situated companies, including general economic conditions; its customers’ operations and prospects for and ability to obtain project financing; market and business disruptions, that include the effects of the COVID-19 pandemic and government response; dependence on key individuals; successful development, marketing and branding of products; uncertainty of product development and generation of revenues; dependence on outside sources of financing; risks associated with research, development; dependence on third-party suppliers and collaborators; protection of intellectual property; and competition with larger, better-capitalized companies. Ultimately, the attainment of profitable operations is dependent on future events and obtaining adequate financing to fulfill Company business development plans and activities and generating a level of revenues adequate to support the Company’s cost structure.

The Company also will be affected by constraints on the availability of capital to its customers and customer prospects who have commenced, or are contemplating, new or expanded cultivation facilities. The extent to which COVID-19 will impact the customer and Company business activities and financial results will depend on future developments, which are uncertain and cannot be predicted. Other factors that will impact the Company’s ability to continue operations include the market demand for the Company’s products and services, the ability to service its customers and prospects, potential contract cancellations, project scope reductions and project delays, the Company’s ability to fulfill its backlog, the management of working capital, and the continuation of normal payment terms and conditions for purchase of the Company’s products. The Company believes its cash balances and cash flow from operations will be insufficient to fund its operations for the next twelve months. If the Company is unable to increase revenues, or otherwise generate cash flows from operations, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Inflation

In the opinion of management, inflation has not had a material effect on our operations to date. Due to the pandemic, however, there is the possibility that we will face inflationary pressures in certain aspects of our business operations, such as equipment cost, in the future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

As of June 30, 2021, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

During 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease was reduced to approximately $32,000 and is payable in 12 monthly installments from January through December of 2021. As of June 30, 2021, approximately $16,000 has been paid toward said deposit. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and are payable in 12 monthly installments from January to December 2021. As of June 30, 2021, approximately $15,000 of the deferred rent has been paid back to the landlord.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2021, we had no off-balance sheet arrangements. During the six months ended June 30, 2021, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 7 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, which positions are currently held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2021.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. In Q2 2021, we began this process by hiring a Chief Financial Officer with a background in public reporting and controls. We are committed to continuing to improve our financial organization including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURNA INC.
(the “Registrant”)

Dated: August 10, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 10, 2021	By:	/s/ Anthony K. McDonald
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

