Form 10-Q
period 2021-09-30
Surna Inc.
filed 2021-11-10
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 9, 2021, the number of outstanding shares of common stock of the registrant was 237,526,638.

Surna Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Surna Inc. and, where appropriate, its wholly owned subsidiary.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical fact but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and businesses to the COVID-19 pandemic;

●	the overall impact of the COVID-19 pandemic on the supply chain and level of business activity in our industry, and the willingness of our customers to undertake projects in light of any economic uncertainties resulting from the pandemic;

●	our overall financial condition;

●	variations in our sales from reporting period to reporting period;

●	the inherent uncertainty of product development and acceptance of our expanding product lines;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	our ability to expand into and increasing competitive pressures in the more general CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Surna Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,283,879	$2,284,881
Accounts receivable (net of allowance for doubtful accounts of $186,073 and $165,098, respectively)	32,245	33,480
Inventory, net	480,354	327,109
Prepaid expenses and other	1,157,119	1,037,823
Total Current Assets	3,953,597	3,683,293
Noncurrent Assets
Property and equipment, net	98,967	147,732
Goodwill	631,064	631,064
Intangible assets, net	6,792	7,227
Deposits	24,183	-
Operating lease right-of-use asset	194,353	343,950
Total Noncurrent Assets	955,359	1,129,973

TOTAL ASSETS	$4,908,956	$4,813,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,674,088	$1,784,961
Deferred revenue	3,059,525	3,724,189
Accrued equity compensation	108,945	128,434
Other liabilities	37,078	-
Current portion of operating lease liability	238,140	266,105
Total Current Liabilities	5,117,776	5,903,689

NONCURRENT LIABILITIES
Note payable and accrued interest	517,468	-
Other liabilities	37,078	74,156
Operating lease liability, net of current portion	-	169,119
Total Noncurrent Liabilities	554,546	243,275

TOTAL LIABILITIES	5,672,322	6,146,964

Commitments and Contingencies (Note 7)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 3,300 and 0 issued and outstanding, respectively	3,960,000	-
Series B Redeemable Convertible Preferred Stock Subscription Receivable	(1,365,000)	-
Series B Redeemable Convertible Preferred Stock Accrued Dividends	1,447	-
Total Temporary Equity	2,596,447	-

SHAREHOLDERS’ DEFICIT
Preferred stock; 150,000,000 shares authorized
Series A Preferred stock, $0.00001 par value; 42,030,331 shares issued and outstanding	420	420
Common stock, $0.00001 par value; 350,000,000 shares authorized; 237,526,638 and 236,526,638 shares issued and outstanding, respectively	2,376	2,366
Additional paid in capital	25,017,065	26,107,159
Accumulated deficit	(28,379,674)	(27,443,643)
Total Shareholders’ Deficit	(3,359,813)	(1,333,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,908,956	$4,813,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$3,706,436	$1,634,669	$10,582,470	$5,127,018

Cost of revenue	2,959,264	1,108,758	8,208,368	3,869,758

Gross profit	747,172	525,911	2,374,102	1,257,260

Operating expenses:
Advertising and marketing expenses	224,393	89,695	569,580	333,669
Product development costs	98,623	84,433	322,807	304,229
Selling, general and administrative expenses	866,699	634,447	2,493,930	2,453,976
Total operating expenses	1,189,715	808,575	3,386,317	3,091,874

Operating loss	(442,543)	(282,664)	(1,012,215)	(1,834,614)

Other income (expense):
Other income (expense), net	35,934	13,621	79,452	$29,018
Interest expense	(1,296)	(1,396)	(3,268)	$(16,673)
Total other income (expense)	34,638	12,225	76,184	12,345

Loss before provision for income taxes	(407,905)	(270,439)	(936,031)	(1,822,269)

Income taxes	-	-	-	-

Net loss	$(407,905)	$(270,439)	$(936,031)	$(1,822,269)

Convertible Preferred Series B Stock Redemption Value Adjustment	$(2,262,847)	$-	$(2,262,847)	$-
Convertible Preferred Series B Stock Dividends	(1,447)	-	(1,447)	-

Net Loss Available to Common Shareholders	$(2,672,199)	$(270,439)	$(3,200,325)	$(1,822,269)

Loss per common share – basic and dilutive	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and dilutive	237,526,638	236,526,638	237,171,327	234,711,893

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

For the Three and Nine Months Ended September 30, 2021 and 2020

(in US Dollars except share numbers)

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance June 30, 2021	42,030,331	$420	237,526,638	$2,376	$26,324,331	$(27,971,769)	$(1,644,642)
Fair value of vested stock options granted to employees	-	-	-	-	14,545	-	14,545
Fair value of vested stock options granted to directors	-	-	-	-	14,762	-	14,762
Issuance of series B preferred stock and warrants, net	-	-	-	-	927,721	-	927,721
Accrued dividends	-	-	-	-	(1,447)	-	(1,447)
Adjustment to redemption value	-	-	-	-	(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-	-	(407,905)	(407,905)
Balance September 30, 2021	42,030,331	$420	237,526,638	$2,376	$25,017,065	$(28,379,674)	$(3,359,813)

	Series A Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	236,526,638	$2,366	$26,107,159	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	1,000,000	10	66,990	-	67,000
Fair value of vested stock options granted to employees	-	-	-	-	158,315	-	158,315
Fair value of vested stock options granted to directors	-	-	-	-	21,174	-	21,174
Issuance of series B preferred stock and warrants, net	-	-	-	-	927,721	-	927,721
Accrued dividends	-	-	-	-	(1,447)	-	(1,447)
Adjustment to redemption value	-	-	-	-	(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-	-	(936,031)	(936,031)
Balance September 30, 2021	42,030,331	$420	237,526,638	$2,376	$25,017,065	$(28,379,674)	$(3,359,813)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance June 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,058,307	$(27,236,757)	$(1,175,664)
Common shares issued or to be issued on settlement of restricted stock units and award of stock bonuses	-	-	-	-	-	-	-	-
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	24,426	-	24,426
Net loss	-	-	-	-	-	-	(270,439)	(270,439)
Balance September 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,082,733	$(27,507,196)	$(1,421,677)

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2019	42,030,331	$420	228,216,638	1,560,000	$2,283	$25,326,593	$(25,684,927)	$(355,631)
Common shares issued in settlement of restricted stock units and award of stock bonuses	-	-	8,310,000	(1,560,000)	83	(83)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options accrued in 2019 and issued to employees and directors in 2020	-	-	-	-	-	503,466	-	503,466
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	227,594	-	227,594
Net loss	-	-	-	-	-	-	(1,822,269)	(1,822,269)
Balance September 30, 2020	42,030,331	$420	236,526,638	-	$2,366	$26,082,733	$(27,507,196)	$(1,421,677)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(936,031)	$(1,822,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	54,973	90,867
Share-based compensation	51,055	252,757
Common stock issued for other expense	67,000	-
Provision for doubtful accounts	20,975	13,150
Provision for excess and obsolete inventory	(13,764)	(5,117)
Loss on disposal of assets	8,042	4,124
Amortization of ROU asset	149,597	141,871

Changes in operating assets and liabilities:
Accounts receivable	(19,740)	27,950
Inventory	(139,481)	714,709
Prepaid expenses and other	(119,296)	(488,007)
Accounts payable and accrued liabilities	(110,872)	(397,181)
Deferred revenue	(664,663)	2,044,830
Accrued interest	3,268	-
Lease deposit	(24,183)	-
Operating lease liability, net	(197,085)	(79,521)
Accrued equity compensation	108,945	101,472
Net cash (used in)/provided by operating activities	(1,761,260)	599,635

Cash Flows From Investing Activities
Purchases of property and equipment	(15,316)	(3,500)
Proceeds from the sale of property equipment	1,500	-
Net cash used in investing activities	(13,816)	(3,500)

Cash Flows From Financing Activities
Cash proceeds from sale of preferred stock and warrants, net of issuance costs	1,259,874	-
Proceeds from issuance of note payable	514,200	554,000
Net cash provided by financing activities	1,774,074	554,000

Net change in cash and cash equivalents	(1,002)	1,150,135
Cash and cash equivalents, beginning of period	2,284,881	922,177
Cash and cash equivalents, end of period	$2,283,879	$2,072,312

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Adjustment of carrying value of series B preferred stock to redemption value	$2,262,847
Subscription receivable - series B preferred stock	$1,365,000	$-
Options issued for accrued equity compensation	$128,434	$-
Accrued dividends	$1,447	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Note 1 – General

Description of Business

Surna Inc. (the “Company”) was incorporated in Nevada on October 15, 2009 and operates under the trade name of Surna Cultivation Technologies. We are headquartered in Boulder, Colorado.

Surna Inc. is an engineering and design company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (CEA) industry. We leverage our experience in this space to bring value-added technology solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy evolving state and local construction codes, permitting and regulatory requirements. In service of the CEA industry, our principal service and product offerings include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) LED lighting, benching and racking solutions for indoor cultivation, (v) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (vi) preventive maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada and other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities operating in the cannabis industry, ranging from several thousand to more than 100,000 square feet. Although most of our customers do, we neither produce nor sell cannabis or its related products.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world, with an impact on our business.

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

We are experiencing unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, a general shortage of containers, and domestic truck driver availability. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic have led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2020. The notes to the unaudited condensed consolidated financial statements are presented on a going concern basis.

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

September 30, 2021

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

During the nine months ended September 30, 2021 and 2020, there were warrants and options outstanding to purchase Company common stock and shares of convertible preferred stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three- and nine-month periods ended September 30, 2021 and 2020, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive.

As of September 30, 2021, and 2020, there were respectively, 116,683,201 and 44,007,500, potentially dilutive equity instruments outstanding in respect of shares of convertible preferred stock and warrants and options outstanding to purchase Company common stock.

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

During the nine months ended September 30, 2021, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at September 30, 2021 and concluded that no impairment relating to goodwill existed at September 30, 2021.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Temporary Equity

Shares of preferred stock that are redeemable for cash or other assets are classified as temporary equity if they are redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the issuer. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, net of issuance costs, which is subsequently adjusted to redemption value (including the amount for dividends earned but not yet declared or paid) at each balance sheet date if the instrument is currently redeemable or if it is probable that the instrument will become redeemable.

The Company determined it is probable the Series B Preferred Stock will become redeemable at the option of the holder. As a result, on September 30, 2021, the Company adjusted carrying value of the Series B Preferred Stock to its redemption value of $3,960,000 and recorded a $2,262,847 non-cash redemption value adjustment. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes, accordingly, the redemption value adjustment is therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders’” on the Company’s Consolidated Statements of Operations. In addition, as the Company does not have a balance of retained earnings, the redemption value adjustment was recorded against additional paid-in capital.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

Under the revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of the Company’s contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life cycle from facility design and construction to equipment delivery and system installation and start-up.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

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

For the three and nine months ended September 30, 2021, the Company recognized revenue of $283,452 and $3,357,068, respectively, related to the deferred revenue at January 1, 2021. For the three and nine months ended September 30, 2020, the Company recognized revenue of $9,141 and $1,074,016, respectively, related to the deferred revenue at January 1, 2020.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

As of September 30, 2021, the Company’s remaining performance obligations, or backlog, was $9,881,000, of which $1,161,000, or 12%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. These reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-Covid-19 economic disruption or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at September 30, 2021, includes booked sales orders of $1,250,000 from several customers that the Company does not expect to be realized until late 2022. The Company believes the sales orders in this portion of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers.

The remaining performance obligations expected to be recognized through 2022 are as follows:

	2021	2022	Total
Remaining performance obligations related to engineering only paid contracts	$112,000	$1,049,000	$1,161,000
Remaining performance obligations related to partial equipment paid contracts	3,091,000	5,629,000	$8,720,000
Total remaining performance obligations	$3,203,000	$6,678,000	$9,881,000

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Equipment and systems sales	$3,523,948	$1,481,961	$9,933,313	$4,575,855
Engineering and other services	110,538	114,160	464,269	402,837
Shipping and handling	71,950	38,548	184,888	148,326
Total revenue	$3,706,436	$1,634,669	$10,582,470	$5,127,018

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2021, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 150.2% to 152.51%; expected term in years 10 and risk-free interest rate ranged from 0.55% to 1.49%.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense included in:
Cost of revenue	$-	$6,833	$29,944	$23,949
Advertising and marketing expenses	-	2,500	13,292	7,500
Product development costs	-	5,444	14,029	16,332
Selling, general and administrative expenses	29,307	41,221	102,735	306,448
Total share-based compensation expense included in consolidated statement of operations	$29,307	$55,998	$160,000	$354,229

Included in the expense for the three and nine months ended September 30, 2021, is an accrual for $0 and $108,945, respectively, for the 2021 Annual Employee Incentive Compensation Plan. Included in the expense for the three and nine months ended September 30, 2020, is an accrual for $31,575 and $101,472, respectively, for the 2020 Annual Employee Incentive Compensation Plan.

Concentrations

Three customers accounted for 38%, 23%, and 11% of the Company’s revenue for the three months ended September 30, 2021 and three customers accounted for 25%, 12% and 12% of the Company’s revenue for the nine months ended September 30, 2021. Two customers accounted for 39% and 30% of the Company’s revenue for the three months ended September 30, 2020 and three customers accounted for 18%, 17% and 11% of the Company’s revenue for the nine months ended September 30, 2020.

Three customers accounted for 40%, 26% and 22% of the Company’s accounts receivable as of September 30, 2021. As of September 30, 2020, four customers accounted for 32%, 23%, 21% and 10% of the Company’s accounts receivable.

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The guidance is to be applied prospectively to modifications or exchanges occurring on or after the effective date. The Company anticipates that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company early adopted ASU 2020-06 effective January 1, 2021. The early adoption of ASU 2020-06 impacted the Company’s accounting for the issuance of its Series B Redeemable Convertible Preferred Stock as further discussed in Note 8 Temporary Equity Series B Redeemable Convertible Preferred Stock below.

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

Note 2 – Leases

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842” or the “new lease standard”). The Company adopted ASC 842 as of January 1, 2019, using the effective date method.

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

September 30, 2021

(in US Dollars except share numbers)

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

For the Nine Months Ended September 30,
2021
Operating lease cost	$162,667
Operating cash outflow from operating lease	$210,154

As of September 30, 2021
Operating lease right-of-use assset	$194,353
Operating lease liability, current	$238,140
Operating lease liability, long-term	$-

Remaining lease term	.9 years
Discount rate	5.00%

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments on the Facility Lease as of September 30, 2021 were as follows:

Years ended December 31,
2021 (excluding the nine months ended September 30, 2021)	71,710
2022	170,891
Total minimum lease payments	242,601
Less imputed interest	(4,461)
Present value of minimum lease payments	$238,140

On April 30, 2021, the Company entered into an agreement to sublease approximately 6,900 square feet of its office and manufacturing space. The sublease commenced on April 30, 2021 and will continue on a month-to-month basis until either party gives 30-days’ notice. Unless 30-days’ notice is provided sooner, this sublease will end upon termination of the Company’s Lease Agreement with its current landlord. Rent was initially charged at $5,989 per month and increased to $11,978 per month effective July 1, 2021. The Sublessor is also responsible for its prorated share of utilities and other related costs. This new sublease does not change the Company’s legal relationship or financial obligations with its landlord. The Company continues to be responsible for all the remaining financial obligations under its existing lease with the landlord. Accordingly, entering into the new sublease did not impact the carrying value of the Company’s operating lease right of use asset or operating lease liability. Moreover, after an initial two-month transitional period, the rental rate per square foot under the new sublease is identical to the rental rate per square foot for the Company’s existing lease with its landlord which indicates that there is no impairment to the carrying value of the Company’s operating lease right of use asset.

On July 27, 2021, the Company entered into a Lease Termination Agreement with its current landlord for the 18,952 square foot office and manufacturing facility in Boulder, CO, which was previously scheduled to expire on August 31, 2022. The termination provides for the Company to vacate the facility no later than November 15, 2021. In exchange for early termination from its lease obligation, the Company paid a nominal lease termination fee on July 28, 2021. The termination was also contingent upon a successor tenant executing a new lease with the landlord and the Company paying the remaining deferred rent and security deposit amounts (See Contractual Payment Obligations section). The landlord and successor tenant entered into a lease agreement on July 27, 2021. The remaining deferred rent and security deposit will be paid in conjunction with the final rent payment.

On July 28, 2021, the Company entered into an agreement to lease 11,491 square feet of office and manufacturing space in Louisville, CO. The lease commences on November 1, 2021 and continues through January 31, 2027. The Company has the option to renew the lease for an additional 60-month period.

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2021	2020
Finished goods	$319,335	$201,778
Work in progress	2,595	4,231
Raw materials	237,704	214,145
Allowance for excess & obsolete inventory	(79,281)	(93,045)
Inventory, net	$480,354	$327,109

Overhead expenses of $17,674 and $17,974 were included in the inventory balance as of September 30, 2021, and December 31, 2020, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $879,000 and $916,000 in advance payments for inventory for the periods ended September 30, 2021, and December 31, 2020, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020
Furniture and equipment	$296,851	$398,422
Vehicles	15,000	15,000
Leasehold improvements	215,193	215,193
	527,044	628,615
Accumulated depreciation	(428,076)	(480,883)
Property and equipment, net	$98,967	$147,732

Depreciation expense was $54,538 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, $4,721 was allocated to cost of sales and $1,180 was allocated to inventory with the remainder recorded as selling, general and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$864,558	$918,639
Sales commissions payable	40,758	48,263
Accrued payroll liabilities	255,462	288,071
Product warranty accrual	172,868	173,365
Other accrued expenses	340,442	356,623
Total	$1,674,088	$1,784,961

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

During the three and nine months ended September 30, 2021, interest of $1,296 and $3,268 was accrued, respectively, in respect of this note payable.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Note 7 – Commitments and Contingencies

Litigation

As of December 31, 2019, there were 6,750,000 restricted stock units that had not been settled due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities. The Company commenced an arbitration action against the former employee regarding the dispute. The former employee also made claims in the arbitration action against the Company for unpaid wages. As stated in a pleading in the arbitration, on March 9, 2020, the Company issued the former employee 6,750,000 shares of the Company’s common stock in settlement of these restricted stock units after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes. The Arbitrator issued an interim award of approximately $10,000 in the Company’s favor and a finding against the former employee. Effective June 9, 2020, the Arbitrator issued his final award in the Company’s favor in the Colorado arbitration. The Arbitrator found against the former employee and awarded the Company costs of $33,985, with interest at 8% per year. Effective July 22, 2020, the Colorado Court confirmed the Arbitration award and entered a final judgement in favor of the Company and against the former employee. The Company pursued collection of this debt and has now collected the debt owed. This former employee continued to pursue separate litigation against the Company for recovery of alleged consulting fees owed to him for the 2015 calendar year prior to his appointment as an executive officer of the Company. Effective March 30, 2021, this separate litigation has now been settled. While the Company disputed the merits of the claims, the Company has agreed and will be obliged to pay $40,000 over eight months and to issue upon execution of the settlement agreement an aggregate of 1,000,000 shares of common stock of the Company. These shares were issued on April 8, 2021 as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption and were valued at $67,000. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in other expenses during the nine months ended September 30, 2021. As of September 30, 2021, $35,000 has been paid in respect of the $40,000 cash portion of the settlement and the remaining $5,000 is included in accounts payables and accrued liabilities. The issuance of the 1,000,000 shares of common stock, valued at $67,000 has been recognized in common stock issued during the nine months ended September 30, 2021.

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

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Note 8 – Temporary Equity

Series B Redeemable Convertible Preferred Stock

On September 28, 2021, Surna Inc. (the “Company”) sold to an institutional investor (the “Investor”), 3,300 shares of Series B Convertible Preferred Stock, stated value $1,000 per share, currently convertible into 57,894,738 shares of common stock, and a warrant to purchase up to 28,947,368 shares of common stock (“Investor Warrant”), for an aggregate purchase price of $3,000,000 (“Consideration”). The Company will receive net proceeds of approximately $2,625,000. The Company has received net proceeds of approximately $1,260,000 in the quarter and will receive the remaining $1,365,000 pursuant to the terms of the escrow.

The Series B Preferred Stock has an annual dividend of 8% and has an initial common stock conversion price of $0.057. The conversion rate is subject to adjustment in various circumstances, including stock splits, stock dividends, pro rata distributions, fundamental transactions and upon a triggering event and subject to reset if the common stock of the Company sold in any subsequent equity transaction, including a qualified offering, is sold at a price below the then conversion price. The Series B Preferred Stock is mandatorily convertible on the third anniversary of its issuance. All conversions of the Series B Preferred Stock are subject to a blocker provision of 4.99%. The Company will reserve 200% of the number of shares of common stock into which the Series B Preferred Stock and Investor Warrant may be converted or exercised.

Pending completion of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock and redeem the outstanding Series A Preferred Stock, as required by the Investor, $1,365,000 of the Consideration was placed in escrow. The Company filed a Schedule 14C to affect the amendment and expects the amendment process to be completed in early November, at which time the escrowed amount will be released to the Company. If the amendment process is not achieved by December 7, 2021, then the Company will redeem, at 120% of the stated value of $1,000 per share, 1,650 shares of the Series B Preferred Stock, and pay the dividend amount due thereon at 8% to the date of redemption. The Series B Preferred Stock will be redeemed at the demand by the holders, at 120% of the stated value of $1,000, at any time after the earlier of (x) the consummation by the Company of a qualified offering, or (y) the first anniversary of the issuance of the Series B Preferred Shares.

The Investor was granted a right of participation in future private offerings and has agreed to a 180-day lock-up in connection with a qualified offering. A “qualified offering” is the first public offering after the sale of the Series B Preferred Stock in which the common stock of the Company is listed on a national exchange.

The Investor Warrant may be exercised until September 28, 2024, at an initial exercise price of $0.063, subject to adjustment. The Investor Warrant provides for cashless exercise if the underlying shares of common stock are not registered for resale, and all issuances of common stock upon exercise are subject to a 4.99% blocker provision.

The Company granted the Investor registration rights for the shares of common stock underlying the Series B Preferred Stock and the Investor Warrants. The Company must file a registration statement no later than 180 days after the date of a qualified offering and have it effective in 45 days if there is no Securities and Exchange Commission (“SEC”) review, or if there is a review, within 75 days. The Company must keep the registration statement effective until all the shares registered have been sold or may be sold under Rule 144, without regard to volume and holding period restrictions.

The Company engaged ThinkEquity LLC (“ThinkEquity”) as its placement agent and paid a total cash fee of 9%, or $270,000, and its expenses, less prepaid expenses, and issued to ThinkEquity and its designees a warrant to purchase up to an aggregate of 5,210,526 shares of common stock. The exercise price of the warrant initially will be $0.0693 per share, subject to typical adjustment provisions, and exercisable for a term of three years. The warrant has registration rights.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Probability of Redemption: As it was considered probable the Series B Preferred stock will become redeemable outside of the Company’s control, the Series B Preferred stock needs to be disclosed as temporary equity and restated at the balance sheet date at its redemption value of 120% the stated value of $1,000 per share, or $3,960,000. As a result, on September 30, 2021, the Company adjusted the carrying value of the Series B Preferred Stock to its redemption value of $3,960,000 and recorded a $2,262,847 non-cash redemption value adjustment. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes; accordingly, the redemption value adjustment is therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders’” on the Company’s Consolidated Statements of Operations. In addition, since the Company does not have a balance of retained earnings, the redemption value adjustment was recorded against additional paid-in capital.

Series B Redeemable Convertible Stock Subscription Receivable

Of the net proceeds of $2,624,874 receivable under the Securities Purchase Agreement relating to the Series B preferred stock and related warrants, $1,365,000 was put into escrow pending the completion of i) an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock to 850,000,000 shares, (ii) the redemption of the outstanding shares of Series A Preferred Stock of the Company for common stock at the rate of 1 share of common stock for each 100 shares of preferred stock that is currently issued and outstanding, (iii) the authorization of a reverse stock split of the common stock in connection with the listing of the common stock on an eligible market (as defined in the Purchase Agreement), and, if the number of authorized shares of common stock is reduced in connection with such reverse stock split, the subsequent increase of the authorized shares of capital stock of the Company within established limits, at any time prior to June 30, 2022, and (iv) an amendment to the articles of incorporation to change the corporate name of the Company to CEA Industries Inc. If these amendments are completed by December 7, 2021, then the remaining $1,365,000 funds held in escrow will be released to the Company.

Accordingly, as of September 30, 2021, these funds were disclosed as Series B Redeemable Convertible Stock Subscription Receivable on the Company’s consolidated balance sheet

Note 9 – Stockholders’ Deficit

Preferred Stock

As of September 30, 2021, and December 31, 2020, the Company has 150,000,000 shares authorized at a $0.00001 par value.

Series A Preferred Stock

As of September 30, 2021, and December 31, 2020, the Company has 42,030,331 shares issued and outstanding at the end of both periods.

Series B Preferred Stock

On September 28, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor purchased from the Company 3,300 shares of Series B Preferred Stock with a stated value of $1,000 per share, or $3,300,000 of stated value in the aggregate (“Series B Preferred Stock”), and a warrant to purchase up to 28,947,368 shares of common stock of the Company (“Investor Warrant”), for an aggregate purchase price of $3,000,000 (“Consideration”).

As a result of the PIPE Financing, referenced above and described in Note 8, the Company has 3,300 shares issued and outstanding as of September 30, 2021.

Common Stock

As of September 30, 2021, and December 31, 2020, the Company was authorized to issue 350,000,000 shares of common stock with a par value of $0.00001 per share.

Effective December 31, 2020, 236,526,638 shares of common stock were issued and outstanding.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

During the nine months ended September 30, 2021, we issued 1,000,000 shares of common stock, valued at $67,000 as part of a legal settlements further described in Note 7 – Commitments and Contingencies – litigation above.

Consequently, effective September 30, 2021, 237,526,638 shares of common stock were issued and outstanding.

Note 10 – Equity Incentive Plans

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

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 100,000,000 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

During the nine months ended September 30, 2021, the Company issued no shares of its common stock.

During the nine months ended September 30, 2021, the Company granted awards for 3,266,570 non-qualified stock options as described below. Of the total awards granted, 3,035,800 were under the 2017 Equity Plan and 230,770 were issued under the 2021 Equity Plan.

As of September 30, 2021, of the 50,000,000 shares authorized under the 2017 Plan for equity awards, 24,553,818 shares have been issued, awards related to 24,399,800 options remain outstanding, and 1,046,382 shares remain available for future equity awards. As of September 30, 2021, of the 100,000,000 shares authorized under the 2021 Equity Plan, 230,770 relate to outstanding options and 99,769,230 shares remain available for future equity awards.

There was $90,255 in unrecognized compensation expense for unvested non-qualified stock options at September 30, 2021 which will be recognized over approximately 3 years.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Non-Qualified Stock Options

A summary of the non-qualified stock options granted to employees and consultants under the 2017 Equity Plan during the nine months ended September 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2020	14,251,000	$0.083	8.3	$-
Granted	3,035,800	$0.085	10.0	$-
Exercised	-
Forfeited	(287,000)	$0.122	6.6	$-
Expired	-
Outstanding, September 30, 2021	16,999,800	$0.083	7.9	$-
Exercisable, September 30, 2021	15,249,800	$0.085	7.7	$-

During the nine months ended September 30, 2021, we issued a total of 3,035,800 stock options to employees as follows:

●	1,035,800 stock options were issued to 21 employees in respect of the Company’s 2020 Annual Incentive Awards. The options vested immediately, have a term of 10 years and an exercise price of $0.13.
●	2,000,000 stock options were issued to our newly appointed Chief Financial Officer. The options vest as follows: 250,000 vested immediately, 417,000 on June 30, 2022, 665,000 on June 30, 2023 and 668,000 on June 30, 2024. The options have a term of 10 years and an exercise price of $0.061.
●	During the nine months ended September 30, 2021, 287,000 fully vested stock options were forfeited following the departure of 3 former employees.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 Equity Plan for the nine months ended September 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	-	$-	$-	$-
Granted	3,035,800	$0.082	$-	$-
Vested	(1,285,800)	$0.112	$66,412	$-
Forfeited	-			$-
Expired	-			$-
Nonvested, September 30, 2021	1,750,000	$0.061	$-	$104,800

For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded $29,881 and $171,624 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the nine months ended September 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2020	7,400,000	$0.067	7.5	$-
Granted	230,770	$0.065	10.0	$-
Exercised	-
Forfeited/Cancelled	-
Expired	-
Outstanding, September 30, 2021	7,630,770	$0.067	6.8	$-
Exerciseable, September 30, 2021	7,630,770	$0.067	6.8	$-

During the nine months ended September 30, 2021, we issued 230,770 non-qualified stock options to directors as retroactive compensation for the first half of 2021 under the 2021 Equity Plan.

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan, for the nine months ended September 30, 2021, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	1,000,000	$0.029	$31,000	$-
Granted	230,770	0.065	$(1,154)	$-
Vested	(1,230,770)	$0.036	$(29,846)	$-
Forfeited	-
Expired	-
Nonvested, September 30, 2021	-		$-	$-

During the nine months ended September 30, 2021 and September 30, 2020, the Company incurred $21,174 and $55,970, respectively, as compensation expense related to 1,230,770 and 1,521,352 vested options, respectively, issued to directors.

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

Effective August 20, 2021, the Company issued 230,770 non-qualified stock options under the 2021 Equity Plan to its directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

Restricted Stock Units

There has been no activity related to RSUs during the nine months ended September 30, 2021.

The Company recorded $25,163 during the nine months ended September 30, 2020, as compensation expense related to vested RSUs issued to employees, directors and consultants.

Effective April 30, 2020, 800,000 RSUs vested. However, the holder elected to cancel the RSUs.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

Note 11 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended September 30, 2021:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number	Exercise	Life	Intrincic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2020	7,562,500	$0.25	6	$0

Issued	34,157,894	$0.06	36	-

Exercised	-	-	-	-

Expired	(7,562,500)	$0.25	-	$0

Outstanding at September 30, 2021	34,157,894	$0.06	36	$0

The following table summarizes information about warrants outstanding at September 30, 2021:

		Weighted Average Life of
	Warrants	Outstanding Warrants
Exercise price	Outstanding	In Months

0.063	28,947,368	36

0.069	5,210,526	36
	34,157,894	36

Effective June 30, 2021, 7,562,500 warrants issued in connection with our Q2 2018 unit offering expired unexercised.

Effective September 28, 2021, we issued 28,947,368 warrants with an exercise price of $0.063 and a 3-year term to the Holders of our Series B redeemable convertible preferred stock and 5,210,526 warrants with an exercise price of $0.0693 and a 3-year term to the placement agent in respect of the sale of the Series B redeemable convertible preferred stock. See Note 8.

Note 12 – Income Taxes

As of September 30, 2021, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $20,260,000, of which $11,196,261 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period.

Surna Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2021 and December 31, 2020. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 13 – Related Party Transactions

The company entered into a manufacturer representative agreement with RSX Enterprises in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021 with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the three months ended September 30, 2021, the Company paid $26,873 in commissions under this agreement.

Note 14 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after September 30, 2021, other than as set out below:

On November 3, 2021, we increased our authorized capital to one billion shares of capital stock, of which 850,000,000 are designated as common stock and 150,000,000 are designated as preferred stock.

On November 3, 2021, we were authorized to redeem the outstanding Series A Preferred Stock, which was completed on November 4, 2021.

On November 4, 2021, we received the remaining $1,365,000 from escrow in relation to the Series B Preferred Stock.

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

Overview

Surna Inc. is an engineering and design company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (CEA) industry. We leverage our experience in this space to bring value-added technology solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. In service of the CEA industry, our principal service and product offerings include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) LED lighting, benching and racking solutions for indoor cultivation, (v) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (vi) preventive maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada and other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities operating in the cannabis industry, ranging from several thousand to more than 100,000 square feet.

Headquartered in Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements.

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

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread, but as a result, there have been disruptions in business operations around the world, with an impact on our business.

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

We are experiencing unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, a general shortage of containers, and domestic truck driver availability. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic has led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

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

In May of 2021 we announced a new strategy for our organic growth, which included:

New markets. We decided to expand our business development plan to pursue non-cannabis CEA facilities, at least doubling our total addressable market.

New products & services. We decided to expand our product offerings from primarily environmental control to now offer all of the primary technologies and services required in a CEA facility: architectural design, lighting, benching, HVACD, sensing & control systems, CO2 dosing and control, water filtration & condensate reclamation, irrigation & fertigation systems, and wastewater treatment.

New trade name. In May of 2021 we adopted the trade name Surna Cultivation Technologies. because we believe that the new name will more clearly identify our business to prospects and make us easier to find on various social media and search engines.

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

Seek strategic relationships, mergers, and acquisitions to add to our existing business. We enjoy wide brand recognition in the cannabis cultivation industry because of our longevity in the market segment (15 years) and the number of cultivation projects (800+, including over 200 projects for commercial facilities) we have served. Our core expertise is engineering the environmental controls of these facilities, which is a sophisticated engineering challenge due to the high humidity (latent heat) and heat load (sensible heat) within these facilities. Not only are the loads high, but the environmental conditions within these facilities must be held closely within limits that the facility’s managers request. Engineering to meet these limits requires us to consider all of the primary components within the facility: lighting, irrigation, HVACD, fertigation, sensors, controls, CO2 dosing, monitoring and alarms, facility physical limits such as power availability, and energy consumption. We believe that the expertise gained in working with many of the primary components provides us with a uniquely well-informed view of the efficacy of the many primary components on offer in the marketplace. We further believe that this knowledge will help us make wise choices of which products to pursue for strategic relationships, and which providers to potentially merge with or acquire. For smaller component providers we believe that our publicly traded platform and our existing sales and marketing reach will make us an attractive partner.

Pursue an uplisting to a national exchange and a growth-supporting capital raise. We are seeking an uplist to a national securities exchange and plan to pursue a capital raise to provide us the resources to aggressively pursue the growth of the business and to fulfill our corporate strategy. In 2019 our revenue grew 60% year-over-year, and we had our first-ever cash flow positive year. Despite the challenges brought on by the COVID-19 pandemic in the first half of 2020, we believe that our revenue growth in 2019 and then in the Q3 2020 – Q3 2021 period validates our market opportunity and our business model. We also recognize that the costs of being a small public company are substantial and require cash that could otherwise be used to sustain and grow the business. We believe that there is only one solution to this issue: rapid revenue and margin growth. We believe that we have growth opportunities, but we are capital constrained and must seek outside financing to pursue the growth we believe we can achieve.

Our Commercial-Scale Projects

During the first nine months of 2021, we entered into contracts with a value over $100,000, which we refer to as major commercial-scale projects. These new contracts totaled $11,136,000, which consisted of $9,311,000 for new build projects (84%), $1,459,000 for retrofit projects (13%), and $366,000 for expansion projects (3%).

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2021, we executed new sales contracts with a total contract value of $5,693,000. During this same period, we had positive change orders of $395,000 and cancellations of $488,000. The cancellations were based on discussions with customers who have abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended September 30, 2021 were $5,600,000, representing an increase of $4,680,000 (or 509%) from net bookings of $919,000 in the second quarter of 2021.

Our backlog at September 30, 2021 was $9,881,000, an increase of $1,894,000, or 24%, from June 30, 2021. The increase in backlog is the result of our higher net bookings in the third quarter. Our backlog at September 30, 2021 includes booked sales orders of $1,250,000 (13% of the total backlog) from several customers that we do not expect to be realized until late 2022. We believe the sales orders in this portion of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

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

	For the quarter ended
	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021
Backlog, beginning balance	$5,592,000	$8,198,000	$8,448,000	$11,578,000	$7,987,000
Net bookings, current period	$4,241,000	$3,637,000	$5,497,000	$919,000	$5,600,000
Recognized revenue, current period	$1,635,000	$3,387,000	$2,367,000	$4,510,000	$3,706,000
Backlog, ending balance	$8,198,000	$8,448,000	$11,578,000	$7,987,000	$9,881,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of September 30, 2021. As of September 30, 2021, 12% of our backlog was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of September 30, 2021, 88% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2021 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2021 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2021 was $3,706,000, compared to $1,635,000 for the three months ended September 30, 2020, representing an increase of $2,072,000, or 127%. The increase was primarily due to equipment revenue which included several of our new product offerings consisting of our custom air handlers, SentryIQ™ controls products, our expanded dehumidifier offering and DX split systems, among others. The increase was also due to a COVID-19-driven slowdown impacting revenue for the three months ended September 30, 2020.

Cost of revenue increased by $1,851,000, or 167%, from $1,109,000 for the three months ended September 30, 2020 to $2,959,000 for the three months ended September 30, 2021. The increase was primarily due to an increase in revenue and a decrease in equipment margin as discussed below.

The gross profit for the three months ended September 30, 2021 was $747,000 compared to $526,000 for the three months ended September 30, 2020, an increase of 42%. Gross profit margin decreased by twelve percentage points from 32% for the three months ended September 30, 2020 to 20% for the three months ended September 30, 2021 due to an increase in variable costs as a percent of revenue principally driven by a one-time reversal of our excess and obsolete inventory reserve in 2020, offset by a decrease in fixed costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $337,000, or 9% of total revenue, for the three months ended September 30, 2021 as compared to $281,000, or 17% of total revenue, for the three months ended September 30, 2020. The increase of $56,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $55,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,622,000, or 71% of total revenue, in the three months ended September 30, 2021 as compared to $827,000, or 51% of total revenue, in the three months ended September 30, 2020. The increase in variable costs was primarily due to: (i) an increase of $197,000 for excess and obsolete inventory expense primarily related to a Q2 2020 charge for the delay and potential cancellation of one customer’s project which was subsequently reversed and revenue recognized in the third quarter of 2020, (ii) an increase in warranty expense of $64,000, (iii) an increase in travel expense of $36,000, (iv) an increase in shipping and handling costs of $7,000, offset by (v) a decrease in outside engineering of $14,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $1,190,000 for the three months ended September 30, 2021 from $809,000 for the three months ended September 30, 2020, an increase of $381,000, or 47%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $232,000, (ii) an increase in advertising and marketing expenses of $135,000, and (iii) an increase in product development expenses of $14,000.

The increase in SG&A expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was primarily due to: (i) an increase of $78,000 for commissions, (ii) an increase of $73,000 for investor relations expenses, (iii) an increase in salaries, benefits and other employee related expenses of $56,000, (iv) an increase of $27,000 for facility, office and other expenses, (v) an increase for business taxes, licenses and fees of $17,000, (vi) an increase in fees paid to our Board members of $8,000, offset by (vii) a decrease in depreciation of $13,000, and (viii) a decrease in stock related compensation for employees, consultants and directors of $12,000.

The increase in marketing expenses was primarily due to (i) an increase in expenses for trade shows of $59,000, (ii) an increase in advertising and promotion of $46,000, (iii) an increase in salaries and benefits (including stock compensation) of $41,000, (iii) an increase in travel of $7,000, offset by (iv) a decrease in expenses related to web development and other outside services of $18,000.

The increase in product development costs was due to (i) an increase in material costs of $11,000, and (ii) an increase in salaries and benefits (including stock compensation) of $3,000.

Operating Income (Loss)

We had an operating loss of $443,000 for the three months ended September 30, 2021, as compared to an operating loss of $283,000 for the three months ended September 30, 2020, an increase of $160,000, or 57%. The operating loss for the three months ended September 30, 2021 included $29,000 of non-cash, stock-based compensation and $16,000 of depreciation and amortization expense, compared to $56,000 of non-cash, stock-based compensation and $28,000 of depreciation and amortization expense for the three months ended September 30, 2020. Excluding these non-cash items, our operating loss increased by $199,000, or 100%.

Other Income (Expense)

We had other income (net) of $35,000 for the three months ended September 30, 2021 compared to other income (net) of $12,000 for the three months ended September 30, 2020. Other income for the three months ended September 30, 2021 consisted of rental income from the sub-lease of a portion of our facility. Other income for the three months ended September 30, 2020 was storage fees paid by a customer during the delay of their project.

Net Income (Loss)

Overall, we had a net loss of $408,000 for the three months ended September 30, 2021 as compared to a net loss of $270,000 for the three months ended September 30, 2020, an increase of $137,000, or 51%. The net loss for the three months ended September 30, 2021 included $29,000 of non-cash, stock-based compensation and $16,000 of depreciation and amortization expense, compared to $56,000 of non-cash, stock-based compensation and $28,000 of depreciation and amortization expense for the three months ended September 30, 2020. Excluding these non-cash items, our net loss increased by $177,000, or 95%.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2021 was $10,582,000, compared to $5,127,000 for the nine months ended September 30, 2020, representing an increase of $5,455,000, or 106% due to strong bookings in the first quarter of 2021 along with a COVID-19-driven slowdown impacting revenue for the nine months ended September 30, 2020.

Cost of revenue increased by $4,339,000, or 112%, from $3,870,000 for the nine months ended September 30, 2020 to $8,208,000 for the nine months ended September 30, 2021 primarily due to the increase in revenue.

The gross profit for the nine months ended September 30, 2021 was $2,374,000 compared to $1,257,000 for the nine months ended September 30, 2020, an increase of 89%. Gross profit margin decreased by two percentage points from 24.5% for the nine months ended September 30, 2020 to 22.4% for the nine months ended September 30, 2021 primarily due to an increase in variable costs as a percent of total revenue, offset by a decrease in fixed costs as a percent of total revenue.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $1,032,000, or 10% of total revenue, for the nine months ended September 30, 2021 as compared to $864,000, or 17% of total revenue, for the nine months ended September 30, 2020. The increase of $168,000 was due to an increase in salaries and benefits (including stock-based compensation) of $174,000, offset by a decrease in fixed overhead of $6,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $7,177,000, or 68% of total revenue, in the nine months ended September 30, 2021 as compared to $3,006,000, or 59% of total revenue, in the nine months ended September 30, 2020. The increase in variable costs was primarily due to higher equipment costs as a result of higher revenue and a reduction in the selling price of our equipment resulting in lower equipment margins. Other factors included: (i) an increase in warranty of $167,000 which was partially the result of a reimbursement in 2020 from a customer for costs incurred in 2019 related to a failure later deemed to be non-warranty, (ii) an increase in travel of $71,000, offset by (iii) a decrease in outside engineering services of $65,000, (iv) a decrease in other variable costs of $29,000 related to project management consulting services incurred in 2020, (v) a $24,000 decrease in excess and obsolete inventory, and (vi) a decrease in shipping and handling of $9,000.

We continue to focus on gross margin improvement through a combination of, among other things, more disciplined pricing, better absorption of our fixed costs as we convert our increased bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $3,386,000 for the nine months ended September 30, 2021, from $3,092,000 for the nine months ended September 30, 2020, an increase of $294,000, or 10%. The operating expense increase consisted of: (i) an increase in advertising and marketing expenses of $236,000, (ii) an increase in selling, general and administrative expenses (“SG&A expenses”) of $40,000, and (iii) an increase in product development expense of $19,000.

The increase in marketing expenses was primarily due to (i) an increase in advertising and promotion expense of $98,000, (ii) an increase in salaries and benefits (including stock compensation) of $86,000, (iii) an increase of $65,000 for expenses related to trade shows, offset by (iv) a decrease in outside services and other marketing expenses of $11,000.

The increase in SG&A expenses for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was due primarily to: (i) an increase of $148,000 for commissions, (ii) an increase in salaries, benefits and other employee related costs of $107,000, (iii) an increase of $98,000 for investor relations expenses, (iv) an increase in facilities, office and other expenses of $32,000, (v) an increase in business taxes, licenses and fees of $19,000, offset by (vi) a decrease of $204,000 in stock related compensation expense to employees, consultants and directors, (vii) a decrease in bad debt of $70,000, (viii) a decrease of $37,000 for depreciation, (ix) a decrease of $27,000 in accounting and other professional fees, and (x) a decrease in cash paid for directors’ fees of $15,000.

The increase in product development costs was due to an increase in materials costs of $35,000 offset by a decrease in salaries and benefits (including stock compensation) of $17,000.

Operating Income (Loss)

We had operating loss of $1,012,000 for the nine months ended September 30, 2021, as compared to an operating loss of $1,835,000 for the nine months ended September 30, 2020, a decrease of $822,000, or 45%. The operating loss for the nine months ended September 30, 2021 included $160,000 of non-cash, stock-based compensation and $49,000 of depreciation expense, compared to $354,000 of non-cash, stock-based compensation and $86,000 of depreciation expense for the nine months ended September 30, 2020. Excluding these non-cash items, our operating loss decreased by $591,000, or 42%.

Other Income (Expense)

We had other income (net) of $76,000 for the nine months ended September 30, 2021 compared to other income (net) of $12,000 for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021 primarily consisted of income of $138,000 related to the Employee Retention Credit as part of the CARES act, $48,000 for rental income from the sub-lease of a portion of our facility, offset by $107,000 in expense related to the settlement of litigation with a former employee and $3,000 for interest expense. Other income for the nine months ended September 30, 2020 consisted of approximately $24,000 in storage fees charged to a customer due to the delay of their project, offset by interest expense.

Net Income (Loss)

Overall, we had net loss of $936,000 for the nine months ended September 30, 2021 as compared to a net loss of $1,822,000 for the nine months ended September 30, 2020, a decrease of $886,000, or 49%. The net loss for the nine months ended September 30, 2021 included $160,000 of non-cash, stock-based compensation, $67,000 of other stock-based expense (related to the settlement of litigation with a former employee), and $49,000 of depreciation expense, compared to $354,000 of non-cash, stock-based compensation and $86,000 of depreciation expense for the nine months ended September 30, 2020. Excluding these non-cash items, our net loss decreased by $722,000, or 52%.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2021, we had cash and cash equivalents of $2,284,000, compared to cash and cash equivalents of $2,285,000 as of December 31, 2020, a nominal decrease. The $1,000 decrease in cash and cash equivalents during the nine months ended September 30, 2021, was primarily the result of cash used in our operating activities of $1,761,000, offset by proceeds from the sale of Series B preferred stock and warrants (net of issuance costs) of $1,260,000 via a PIPE financing concluded in September 2021 and proceeds from a note payable of $514,000. Our cash is held in bank depository accounts in certain financial institutions. During the nine months ended September 30, 2021, we held deposits in financial institutions that exceeded the federally insured amount. During the nine months ended September 30, 2021, the Company transferred a balance of $180,000 into a new bank account which was to be used for the sole purpose of paying certain warranty claims. The balance on this restricted bank account as of September 30, 2021 was $0.

As of September 30, 2021, we had accounts receivable (net of allowance for doubtful accounts) of $32,000, inventory (net of excess and obsolete allowance) of $480,000, and prepaid expenses of $1,143,000 (including $879,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of September 30, 2021, we had total accounts payable and accrued expenses of $1,674,000, deferred revenue of $3,060,000, accrued equity compensation of $109,000, other current liabilities of $37,000 and the current portion of operating lease liability of $238,000. As of September 30, 2021, we had a working capital deficit of $1,164,000, compared to a working capital deficit of $2,220,000 as of December 31, 2020. The decrease in our working capital deficit was primarily related to (i) a decrease in deferred revenue of $665,000, (ii) an increase in inventory of $153,000, (iii) a decrease in accounts payable and accrued liabilities of $110,000, and (iv) an increase in prepaid expenses of $106,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(1,761,000)	$600,000
Net cash used in investing activities	(14,000)	(4,000)
Net cash provided by financing activities	1,774,000	554,000
Net decrease in cash	$(1,000)	$1,150,000

Operating Activities

We incurred a net loss for the nine months ended September 30, 2021 of $936,000 and have an accumulated deficit of $28,380,000 as of September 30, 2021.

Cash used in operations for the nine months ended September 30, 2021 was $1,761,000 compared to cash provided by operations of $600,000 for the nine months ended September 30, 2020, an increase in cash usage of $2,361,000.

The increase in cash used in operating activities during the nine months ended September 30, 2021 was primarily attributable to: (i) a decrease in cash used to fund working capital of $3,087,000, (ii) a decrease in net loss of $886,000, and (iii) a decrease of $160,000 in non-cash operating charges.

The significant changes in working capital related to: (i) a decrease in deferred revenue (which represents cash received from customers in advance of the performance of services or the delivery of equipment) of $665,000, (ii) an increase in inventory of $153,000, (iii) a decrease in accounts payable and accrued liabilities of $111,000, and (iv) an increase in prepaid expenses of $106,000.

The significant change in non-cash operating charges was due to (i) a decrease in share-based compensation of $202,000, (ii) a decrease in depreciation and amortization expense of $36,000, and (iii) an increase in other share-based compensation of $67,000.

Investing Activities

The $14,000 cash used in investing activities during the nine months ended September 30, 2021 was related to the purchase of property and equipment of $15,000, offset by proceeds from the sale of property equipment of $1,000. Cash used in investing activities during the nine months ended September 30, 2020 was related to the purchase of property and equipment of $4,000.

Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2021, was the result of cash proceeds from the sale of preferred stock and warrant (net of issuance costs) of $1,260,000. Additionally, the Company entered into a note payable with its current bank in the principal amount of $514,000, for working capital purposes. During the nine months ended September 30, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purposes.

Series B Preferred Stock PIPE Financing

On September 28, 2021, Surna Inc. (the “Company”) sold to an institutional investor (the “Investor”), 3,300 shares of Series B Convertible Preferred Stock, stated value $1,000 per share, currently convertible into 57,894,738 shares of common stock, and a warrant to purchase up to 28,947,368 shares of common stock (“Investor Warrant”), for an aggregate purchase price of $3,000,000 (“Consideration”). The Company will receive net proceeds of approximately $2,625,000.

The Series B Preferred Stock has an annual dividend of 8% and has an initial common stock conversion price of $0.057. The conversion rate is subject to adjustment in various circumstances, including stock splits, stock dividends, pro rata distributions, fundamental transactions and upon a triggering event and subject to reset if the common stock of the Company sold in any subsequent equity transaction, including a qualified offering, is sold at a price below the then conversion price. The Series B Preferred Stock is mandatorily convertible on the third anniversary of its issuance. All conversions of the Series B Preferred Stock are subject to a blocker provision of 4.99%. The Company will reserve 200% of the number of shares of common stock into which the Series B Preferred Stock and Investor Warrant may be converted or exercised.

Pending completion of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock and redeem the outstanding Series A Preferred Stock, as required by the Investor, a portion of the Consideration was placed in escrow. The Company filed a Schedule 14C to affect the amendment and expects the amendment process to be completed in early November, at which time the escrowed amount will be released to the Company. If the amendment process is not achieved by December 7, 2021, then the Company will redeem, at 120% of the stated value of $1,000 per share, 1,650 shares of the Series B Preferred Stock, and pay the dividend amount due thereon at 8% to the date of redemption. The Series B Preferred Stock will be redeemed at the demand by the holders, at 120% of the stated value of $1,000, at any time after the earlier of (x) the consummation by the Company of a qualified offering, or (y) the first anniversary of the issuance of the Series B Preferred Shares.

The Investor was granted a right of participation in future private offerings and has agreed to a 180-day lock-up in connection with a qualified offering. A “qualified offering” is the first public offering after the sale of the Series B Preferred Stock in which the common stock of the Company is listed on a national exchange.

The Investor Warrant may be exercised until September 28, 2024, at an initial exercise price of $0.063, subject to adjustment. The Investor Warrant provides for cashless exercise if the underlying shares of common stock are not registered for resale, and all issuances of common stock upon exercise are subject to a 4.99% blocker provision.

The Company granted the Investor registration rights for the shares of common stock underlying the Series B Preferred Stock and the Investor Warrants. The Company must file a registration statement no later than 180 days after the date of a qualified offering and have it effective in 45 days if there is no Securities and Exchange Commission (“SEC”) review, or if there is a review, within 75 days. The Company must keep the registration statement effective until all the shares registered have been sold or may be sold under Rule 144, without regard to volume and holding period restrictions.

The Company engaged ThinkEquity LLC (“ThinkEquity”) as its placement agent and paid a total cash fee of 9%, or $270,000, and its expenses, less prepaid expenses, and issued to ThinkEquity and its designees a warrant to purchase up to an aggregate of 5,210,526 shares of common stock. The exercise price of the warrant initially will be $0.0693 per share, subject to typical adjustment provisions, and exercisable for a term of three years. The warrant has registration rights.

Going Concern

Our condensed consolidated financial statements for the nine months ended September 30, 2021, have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm included in its audit opinion on our consolidated financial statements for the year ended December 31, 2020, a statement that there is substantial doubt as to our ability to continue as a going concern, and our consolidated financial statements for the year ended December 31, 2020 were prepared assuming that we would continue as a going concern. We have determined that our ability to continue as a going concern is dependent on continuing to generate sales and raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to generate positive cash flow from operations or find alternative sources of cash, our business and shareholders will be materially and adversely affected. Based on our current assessment of our business, there is substantial doubt about our ability to continue as a going concern for a period of one year from the date our condensed consolidated financial statements for the nine months ended September 30, 2021, are issued. Our condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Contractual Payment Obligations

As of September 30, 2021, our contractual payment obligations consisted of a building lease. On January 2, 2018, the leased space was expanded to 18,600 square feet and the monthly rental rate increased to $18,979 and beginning September 1, 2018, the monthly rent will increase by 3% each year through the end of the lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

During 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease was reduced to approximately $32,000 and is payable in 12 monthly installments from January through December of 2021. As of September 30, 2021, approximately $24,000 has been paid toward said deposit. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and are payable in 12 monthly installments from January to December 2021. As of September 30, 2021, approximately $23,000 of the deferred rent has been paid back to the landlord.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2021, we had no off-balance sheet arrangements. During the nine months ended September 30, 2021, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 7 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SURNA INC.
(the “Registrant”)

Dated: November 10, 2021	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 10, 2021	By:	/s/ Richard B. Knaley
Richard B. Knaley
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

