Form 10-K
period 2021-12-31
CEA Industries Inc.
filed 2022-03-29
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO _______

Commission File Number: 000-54286

CEA INDUSTRIES INC.

(formerly known as Surna Inc.)

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C Louisville, Colorado 80027	80027
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	CEAD	Nasdaq Capital Markets
Warrants to purchase common stock	CEADW	Nasdaq Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15,308,000 based upon a closing price of $9.68 reported for such date on the OTCMarkets.

As of March 29, 2022, the number of outstanding shares of common stock of the registrant was 7,784,444.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEA Industries Inc. Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2021

In this Annual Report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. (formerly known as Surna Inc.) and, where appropriate, its wholly-owned subsidiary.

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

CAUTIONARY STATEMENT

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and business to the COVID-19 pandemic, including what is necessary to protect our staff and the staff of our customers in the conduct of our business;

●	our overall financial condition, including our reduced revenue and business disruption, due to the COVID-19 pandemic business and economic response and its consequences;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the continuation of normal supply of products from our suppliers;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

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

PART I

Item 1. Business

Overview

The Company is an industry leader in CEA (Controlled Environment Agriculture) facility design, technologies, and services. The CEA industry is one of the fastest-growing sectors of the United States’ economy and is defined by type of facility. The CEA industry is composed of any horticultural facility that is fully self-contained and has a controlled environment. Three facility types meet these criteria:

●      Indoor facilities – environmentally sealed facilities for growing crops and that require artificial lighting.

●      Vertical farms –cultivation facilities oriented vertically to minimize ground square footage.

●      Greenhouses – facilities that are made of translucent materials to use natural sunlight on the crops.

Crops grown in CEA facilities include: leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, tomatoes, cannabis and hemp. Historically, we have primarily served customers growing cannabis in indoor facilities and we are currently pursuing our strategy to broaden our reach to serve other indoor farming including vertical farms.

We provide full-service licensed architectural and mechanical, electrical, and plumbing (MEP) engineering services, carefully curated heating, ventilation and air conditioning (“HVACD”) equipment, proprietary controls systems, air sanitation, lighting, and benching and racking products. Our team (including both internal employees and outside partnerships) of project managers, licensed professional architects and engineers, technology and horticulture specialists and systems integrations experts help our customers by precisely designing for their unique applications. Through our partnership with a certified service contractor network, we provide maintenance services to assist in a smooth build-out and ensure optimal facility performance.

We leverage our industry-leading experience to bring value-added solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy evolving state and local construction code, permitting and regulatory requirements. Our revenue stream derives primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet.

CEA facility operators face multiple headwinds from high energy costs, water usage and waste materials, and, in the case of cannabis growing, increasingly rigorous quality standards and declining cannabis prices. To be competitive, among other things, our customers must develop innovative ways to meet the demands of their business and reduce energy costs, 90% of which are typically related to their HVACD (50%) and lighting systems (40%). HVACD systems have historically been and continue to be our primary area of expertise and energy efficiency is high on our list of considerations when engineering environmental control systems.

We often have the advantage of early engagement with our customers at the pre-build and construction phases and the corresponding opportunity to build longer-term relationships with our existing customers. During 2021, we added architectural services to our offerings in an attempt to engage with the customer at an even earlier stage. Going forward, we plan to leverage our existing customer relationships by introducing them to our expanded design services along with our expanded product offerings. We believe these efforts will generate incremental revenue and make us “stickier” to our customers.

We have three core assets that we believe are important to our going-forward business strategy and that will contribute to our future growth. First, we have a well-known brand name in the industry along with multi-year relationships with customers and others developed over our fifteen years of service to the industry. This length of service and broad network of industry contacts will benefit not only our organic growth initiatives, but also provide us with unique insight into other industry providers who may be appropriate for acquisition or joint efforts. Second, we have specialized engineering know-how and experience gathered from designing environmental control systems for over 200 commercial CEA cultivation facilities. Third, we have an expanding line of proprietary and curated environmental control systems and other core technology components needed to build a CEA facility.

Our website is www.ceaindustries.com, which contains a description of our Company and products. In addition, we also maintain a branded technology product website at www.surna.com. The content of our websites is not incorporated herein by reference.

Shares of our common stock and warrants to purchase shares of our common stock are traded on The Nasdaq Capital Market under the ticker symbols “CEAD” and “CEADW”.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world, with an impact on our business.

In response to the COVID-19 pandemic and the associated government and business response, the Company took and continues to take measures to adjust its operations as necessary. In early 2020 the Company responded to reduced orders by reducing expenses in an effort to preserve cash. Many expenses, including travel, marketing, headcount, work hours, and compensation were reduced, deferred, or eliminated while still allowing us to meet our customer obligations and develop new business. As 2020 progressed and our sales rebounded, and we were able to obtain additional funds through a forgivable bank loan, we restored our workforce and compensation. Many of these expense reductions were reversed by the end of 2021 when orders picked up and the overall business climate improved. Because the pandemic continues in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations.

We are experiencing unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, compounded by a reduction in cargo being shipped by air, a general shortage of containers, and a shortage of domestic truck driver availability. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state and federal agencies due to the COVID-19 pandemic have led to reduced personnel of importers, government staff and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to (and proliferation of) new strains, and related actions taken by federal, state, local and international government officials, to prevent and manage the spread of COVID-19. All of these efforts are uncertain, out of our control, and cannot be predicted at this time.

The CEA Industry

According to leading market research firms Headset and New Frontier Data, the North American cannabis industry is expected to experience compound annual growth on the order of 14%-15% from 2022 through 2025. More U.S. states are legalizing either medical or recreational use of cannabis products, and sometimes both. Although the market is aware of how the cannabis sector is growing, it seems to be less aware of the non-cannabis CEA market, particularly the vertical farming segment which is growing nearly as fast as the cannabis market. Since the technical infrastructure and requirements for growing any plant in a controlled environment are similar, we believe we can bring our engineering expertise and suite of products to this adjacent high growth market.

Our Services and Equipment Solutions

Our goal is to develop relationships with our prospects and customers that will afford us the opportunity to provide comprehensive services and equipment for the complete lifecycle of indoor agriculture facilities. This lifecycle includes designing and engineering the facility, providing the many required infrastructure technologies, advising on and ensuring proper installation of the technologies, providing training and start-up support, and ultimately providing preventative and other ongoing services for ensuring proper maintenance and operations.

We provide a comprehensive range of services and products as follows:

Service Solutions

Facility Design and Budgeting

	●	Licensed Architectural design, including space and operational planning

	●	Licensed Mechanical, Electrical, and Plumbing (MEP) engineering, including equipment layout and workflow

	●	Assessment of equipment options based on facility requirements

	●	Specification/recommendation of equipment for each facility

	●	Budget Formulation early in the design process to help the customer make appropriate design choices

Equipment Selection and Specification

	●	Identifying, assessing, and selecting equipment to meet customer requirements

Equipment Installation Advisory

	●	Advising contractors to ensure proper cultivation equipment installation

Start-up Services

	●	Initial equipment start-up support

	●	Controls system checkout and tuning

	●	Operator training

Lifecycle Services

	●	Preventative Maintenance Services (Subscription)

Product Solutions

●	Proprietary, white-label environmental control products

●	Proprietary Facility Control System (SentryIQ®)

●	Value-Added Reseller (“VAR”) of Cultivation and Environmental Control Products

●	VAR of Lighting Products

●	VAR of Benching and Racking Products

Service Solutions: Facility Design Services

Our outsourced licensed architectural services provide facility design and layout to include space and workflow optimization, construction documents, and construction administration. Our extensive experience with CEA facilities brings extra value to our customers as we advise them on the design of their facility to maximize its productivity and return on investment.

We have professional engineers (PEs) on our staff to provide licensed, professional Mechanical, Electrical, and Plumbing (MEP) engineering services to all non-cannabis customers, and to cannabis customers that are in cannabis-legal states and provinces. Our engineers perform mechanical engineering, and we outsource electrical and plumbing engineering to several vendors with whom we have long-term, trusted relationships. We believe we are among the most experienced engineering firms serving the cannabis growing CEA industry and we have leading edge, sophisticated engineering capabilities. We provide these services to facilities from several thousand to over 100,000 square feet in size. Over time the size and sophistication of projects we have served has grown increasingly large, a trend we expect will continue as the industry builds ever larger facilities.

Our licensed MEP engineering services provide stamped drawings that our customers need to obtain building permits and to build their facilities and specify equipment, and we can provide these services in any state or province. Our technical experience and know-how in engineering indoor cultivation facilities allow us to deliver to our customers practical solutions to complicated problems in four primary areas: (i) precision climate and environmental controls, (ii) energy and water efficiency, (iii) building code and permitting, and (iv) construction support services and start-up support of their environmental control equipment. Our engineering design typically includes all mechanical components of a climate control system: cooling and heating, dehumidification, ventilation, air sanitation, and odor control. We provide load calculations, equipment specifications, and engineered systems drawings for both the cultivation and comfort cooling portions of our customers’ facilities. We also have experience in, or knowledge of, state and local permitting and code compliance for facilities in states and provinces where cannabis has been legalized for either recreational or medical use or is expected to be legalized, and we provide stamped, engineered drawings in all states and provinces where we operate. We provide a drawing package to our customers that allows them to obtain a building permit that is code compliant, identifies construction materials and alternates, and provides construction administration information for their general and sub-contractors to follow.

Service Solutions: Equipment Selection and Specification

Our goal as engineers is to identify the best technical solutions in the market and to offer a curated range of technologies to our customers to best meet the needs of their facilities. Our engineers assess each facility’s requirements and recommend the best equipment options for the customer without limitation or bias to a particular HVAC technology solution as we have access to all major HVAC system types and multiple vendors. Our product development and R&D groups search the market for the best technical solutions to offer our customers. We offer a wide range of the best products in the market.

Service Solutions: Equipment Installation Advisory

We do not offer construction services or perform equipment installation. Typically, a facility owner hires a general contractor (GC) to manage the project, and the GC hires sub-contractors in specific trades to conduct the installation of each sub-system, such as environmental control equipment. Our role in the construction process is to work with the GC and sub-contractors to provide the equipment that the customer has ordered at the required time and place. Then, during the construction process, our technical services employees are available to advise the construction contractors, and we conduct multiple site visits to ensure the quality of the installation.

Service Solutions: Start-up Services

After construction is completed, our technical services employees participate on-site to inspect the installation and to conduct startup of the systems that we have provided. When we are contracted for controls, we offer operator training for the facility personnel. After the facility is up and running, we provide support as needed to include site visits and to ensure that the facility is operating to its design specifications.

Service Solutions: Lifecycle Services

CEA facilities are technically sophisticated and require multiple sub-systems, including: environmental control, lighting, CO2 enrichment and control, water conditioning and reclamation, and fertigation/irrigation. We believe that facility operators will eventually want to focus on their core business of growing plants and not be distracted by the unrelated, but necessary and technical, work of maintaining these mission-critical sub-systems.

In the summer of 2021, we developed and began selling preventive maintenance (PM) services to meet this demand from our existing clients. Sold on a recurring subscription basis to existing cultivation facilities, the PM services are sold by us and are provided by third-party service companies located near the customer’s facility. We have partnered with a company that can provide this service across most of the geography where our customers and prospects are located. The PM services product is important for our business for three primary reasons. First, it provides recurring revenue. Second, it establishes a long-term relationship with the customer. Third, it offers the opportunity to be sold independently of our existing engineering offering and to any of the several thousand existing cultivation facilities.

Product Solutions.

We have historically been a provider of HVACD engineering and systems, and since 2019 we have broadened our product lines to now offer a wide range of products and infrastructure technologies. Because many different technologies are required to operate an indoor cultivation facility, our product strategy is to offer both proprietary (Surna Cultivation Technologies branded) and off the shelf products. Our proprietary products are made by us or vendors on a contract manufacturing basis to our specifications. We offer a curated selection of products and specify those that best meet the needs of our customers’ particular applications. Our product solutions can be divided into three categories.

Product Solutions: White-label environmental control products

Environmental Control Systems. We offer a broad range of HVACD technologies, to include chilled water systems, custom air handling units, split systems, and packaged roof-top units. We sell our proprietary products under the brand names Surna®, IsoStream®, EnviroPro™, EcoChill™, StrataAir™ and SentryIQ®. We have a national accounts relationship with Trane, and we resell their chillers under a joint label agreement. We also have a national accounts relationship with Anden, and we resell their dehumidifiers under a joint label agreement. During 2019, we launched upgraded, white-labeled equipment lines of fan coils and air handlers. In 2020 we introduced our first DX-based packaged systems. We offer various configurations of our Surna-branded fan coil units, which provide greater efficiency, design flexibility and control for growers using modular chilled water systems. This expanded product line allows us to serve customers across a wide range of application and budget requirements. We have chosen to offer white-label products for two reasons. First, we can design the products to our own specifications, using our accumulated knowledge to develop products that meet the particular and demanding challenges of indoor agriculture. Second, we can maintain better product margins by offering products that are proprietary to us and are not otherwise available to potential competitors.

Product Solutions: Proprietary Facility Control System

Sensing and Control Systems. In 2018 we began to develop, and in 2019 began to offer, a branded, proprietary controls and monitoring system (consisting of sensors, controllers, software, monitoring and a user interface). Branded as SentryIQ®, it is a sensors, controls and automation (“SCA”) platform—a turnkey, single-vendor HVACD equipment and controls integration solution to new build projects as well as existing facilities in the startup and operation phases. We have continued the rollout of SentryIQ® and to date we have entered into nineteen contracts to implement our SentryIQ® SCA platform. This product line is important for tactical and strategic reasons, and we hope to offer this as a standalone offering in the future. SentryIQ® is our highest-margin product.

Cultivation facilities must have SCA to operate their HVACD equipment. In simple form, SCA is the computerized thermostat in the room. The SCA also functions as the “brains” in bringing multiple variables together for CEA grow operations. The operator selects the desired temperature set point, the wall thermostat (Sensor) detects the actual temperature, and when the space temperature deviates from the desired set point the controller (Control) commands the environmental control components to supply heated, cooled, or dehumidified air to bring the room temperature back to the set point. In the case of indoor cultivation facilities, there are more environmental conditions to monitor and control (such as temperature, relative humidity, CO2, lighting, vapor pressure deficit status, and more) than in a typical residential home.

Indoor CEA growers also need to vary and tightly control environmental conditions depending on the stage of plant growth (i.e., clone, vegetative and flowering stages), the time of day, and the plant genetics. In a cultivation facility, the desired conditions change many times during the plant’s growth cycle and even within a day, and this is most easily accomplished with a custom design, computerized environmental control system (automation), similar to the most sophisticated building automation systems (BAS) found in commercial and process cooling applications. This control system may also command lighting and CO2 enrichment.

Our SentryIQ® SCA package includes precision sensors to measure temperature, humidity, light, and CO2 levels more accurately than typical HVACD sensors and within tighter tolerance levels. Our controllers are purpose-built computers programmed by us to ensure our industrial environmental control equipment follows the engineered sequences of operation to obtain desired set points. Our sensors connect to our branded controllers through wires installed in the facility, and similarly they are wired to our HVACD equipment (e.g., chillers, fan coils and dehumidifiers) to direct these pieces of equipment. The controllers also provide a custom user interface on a screen so they can be easily programmed and controlled to achieve the customer’s environmental objectives and give the cultivator the ability to access this data and react to alerts remotely.

We entered this aspect of our business to satisfy customer needs that we did not previously address and that historically were provided by third-party controls contractors. Our entry into the SCA market helps both our customers and our business. Our customers benefit because they are saved the extra work of finding and engaging an experienced CEA controls contractor. This allows them to get their facility up and running more quickly by taking one decision off the table and thereby establishing a single point of responsibility for controls implementation. We are also in a position to provide SCA because we know our proprietary equipment better than anyone, thereby ensuring smooth integration with our equipment with minimal work scope shortcomings, what we refer to as “scope gap.”

From a tactical perspective, and with limited incremental selling costs, our current sales team can now offer our SCA package to nearly every prospect since every cultivation facility requires SCA technology. We believe this technology value-added solution gives us an opportunity to achieve incremental project revenue at higher margins than we earn from our other equipment. Strategically, through our SCA package, we are also able to deepen our long-term customer relationship by tethering us to the customer through a controls interface (dashboard) to their facility. Future development will allow our customers to use artificial intelligence (AI) by aggregating environment and growing data to optimize energy use, operating efficiency, and product quality and yield. While there are several other total controls systems providers, we believe that our industry know-how, experience and reputation with climate control environments gives us a compelling and competitive SCA offering.

Product Solutions: VAR of Cultivation and Environmental Control Products

Some of the technologies required in CEA facilities are non-proprietary and widely available, thus making it difficult to earn strong margins on resale of products like pumps, valves, piping, etc. are commodities within the HVAC industry. However, we add value by selecting, providing and integrating these products into our customers’ projects.

We offer CEA-specific products as a reseller from trusted suppliers. For example, we have partnered with a third party to offer energy efficient, cost competitive LED lighting products at attractive margins. As another example, we offer benching and racking products via a partnership with a well-respected and widely used third party manufacturer.

Our Customers and Prospects

We provide our services and products to customers who are building, upgrading, or expanding an indoor cultivation facility for any crop. Our customers can be defined on a range of criteria.

New construction or the retrofit of an existing facility. Nearly all of our business has historically been for new construction facilities, but we have done retrofit projects and we believe that over time more of such business will become available.

Existing commercial retrofit projects represent a business opportunity in the CEA industry. The estimated 5,000+ existing cannabis producing CEA facilities in North America are easier to identify than new build projects. We believe, based on evidence and our market knowledge, that some of these exiting facilities are operating sub-optimally and have environmental control problems that our services and products can help remediate. We also believe that the energy consumption of these facilities can be reduced, and we have commenced developing services and products to help them realize savings. We believe that retrofit projects do not typically carry the financial uncertainties associated with new build projects such as licensing, permitting and funding.

Crop, either cannabis or non-cannabis. Nearly all of our projects have been for cannabis cultivation facilities as that has been the focus of our sales and marketing efforts. However, we have recently performed services for several non-cannabis facilities. As non-cannabis markets are growing at a pace previously seen in the cannabis markets, we are actively pursuing this market.

Size of facility. We serve facilities ranging in size from 2,000 square feet to over 100,000 square feet. Most facilities are between 20,000 and 70,000 square feet.

Customer type. Most of our customers are new entrants to the industry and have no other cultivation facilities. Some customers have one or more facilities which we classify as MFOs (multi-facility operators), and these are our favored prospects that we pursue aggressively or who turn to us after we have served them on a previous facility. We currently do not have projects with the largest, publicly traded firms (typically referred to as “MSOs,” or Multi-State Operators).

MFOs are customers who already own cultivation facilities and they are our preferred customers because they are likely already successful and cash-flowing, and they understand the challenges of building a new cultivation facility. They are thus a less risky prospect with a much higher likelihood of successfully completing a project.

New entrants are often times investors from outside the CEA industry who are attracted by the growth opportunities available as the CEA industry grows. We are particularly effective at winning business from these prospects because of our fifteen-year track record and well-known brand name within the industry. However, the risks of a failed project with these prospects are higher because of the challenges that must be overcome to successfully build and operate a CEA operation—which include (but are not limited to) ability to obtain funding, licensure, and an appropriate facility.

Sales and Marketing

We have both marketing and sales organizations and employees. Our Marketing team consists of a Vice-President of Marketing Communications and three staff members. Our Sales team is comprised of a Vice-President of Sales and four sales representatives located across the country. Our sales and marketing efforts focus on winning business from new entrants and smaller MFOs.

Marketing Strategy

Our marketing activities are focused on generating new leads and positioning us as a leader in the CEA facilities indoor cultivation market. We lead with our value proposition of offering a wide range of proprietary and curated products and services, giving more options to our customers to satisfy their individual applications and goals, versus our competition, which only offers single solutions for each of their products.

Brand Image. We emphasize our 15-year presence serving the industry and our status as an industry pioneer that was founded by cultivators to provide service to cultivators. We have also positioned ourselves as an engineering company that is, we believe, the most experienced such firm serving the cannabis segment of the CEA industry. We are well-known in the industry because of the many projects we have performed and because of our longevity serving the same. We reinforce our message and positioning with regular blog posts on our website, interviews with our technical cannabis professionals in certain industry magazines and podcasts, talks and presentations at trade shows, and technical white papers. Some of our engineers sit on industry technical standards groups. Some of our projects are referred to us by previous customers, and we reap the benefits of a virtuous cycle of past projects leading to new projects.

Internet. Our marketing activities include a fresh, easy to navigate website that provides education through our SEO-optimized landing pages, case studies, white papers, blogs and articles, advertising in various trade publications and digital outlets, social media and email campaigns.

Paid Referrals. We provide referral agreements to parties in the industry who are in a position to refer business to us.

Trade Shows. We make regular appearances at trade shows. We are also frequent speakers or panel members at trade show educational events. Our co-founder, Brandy Keen, is a well-known industry pioneer and authority who writes regular blog posts and is a sought-after speaker at industry events.

Investor Relations/Public Relations. We actively manage our public image to both the industry and to investors. For the industry we regularly publish press releases with positive company news including new product releases and major project wins. We retain an Investor Relations firm to provide regular coverage of Company developments to our investors and other stakeholders.

Sales Strategy

Our sales strategy is to call on leads developed by our marketing efforts, leads referred by existing customers, networking at industry events and trade shows, and to develop relationships with potential prospects. Our sales cycle is long, ranging from several months to 18 months from first contact with a prospect to signing a contract. In the organic growth strategy update we announced in May of 2021, we specifically added architectural services to our offering. Typically, architectural services are the first that will be needed when a facility is to be built. By selling our architectural services to a prospect we gain an early foothold in the relationship with the prospect. By offering most of the services and products that the prospect will need for their facility, we attempt to keep competitors out of the relationship.

Sales, Contract, and Fulfillment Cycle

The sales cycles for our new build commercial projects can vary significantly depending on the size and complexity of the project. From pre-sales and technical advisory meetings to sales contract execution, to engineering and design services and equipment delivery, and all the way through installation and startup of the installed system, the full cycle can range from three months to two years. Since we do not install any of the products we sell, our customers are required to use third-party installation contractors, which adds to the variability of the sales cycle.

When a customer agrees to enter into a contract with us it can be for any or all of the following:

●	Architectural design services;

●	MEP engineering services;

●	Equipment provision; and

●	Preventative maintenance.

To enter into a contract, we require a 5-10% deposit and a signed contract. We then require progress payments as architectural and/or engineering work is completed, and before equipment is shipped. We generally do not ship equipment to a customer unless that equipment has been fully paid. The sales and fulfillment cycle can be summarized as follows, with elapsed time from start:

Start: Early meetings to understand goals and resources;

1-2 months: Proposal development and presentation;

3 months: Contract acceptance (requires 5-10% deposit);

3 months: Architectural and MEP engineering work begin;

4-5 months: Architectural and MEP engineering work completed, and equipment selections finalized (services paid for before release of construction drawings);

5 months: equipment ordered (40% deposit on equipment received prior to ordering);

6-18 months: construction project commences, equipment delivered as required (fully paid for before shipping); and

12-18 months: all equipment shipped and installed, project completed, operator training and system startup conducted.

Gross Margins and Revenue.

Architectural and Engineering services fees can range from $10,000 to over $100,000, depending on the size of the project. Revenue from equipment sales on individual projects has been over $3,000,000 but most typically ranges from $500,000 to $1,500,000. Our target gross margin from equipment sales ranges from 25% to 60%, with services margins ranging from 10% to 20%.

Our Corporate Growth Strategy

We continue to build upon the significant momentum we experienced in 2019, prior to the business disruptions caused by the COVID 19 pandemic. As we navigated through these challenges in the first half of 2020, we have seen an encouraging return to the pre-COVID-19 momentum, as evidenced by our revenue growth from Q3 2020 to Q4 2021. We believe this validates our market opportunity and our business model, and we remain committed to growing revenue and margin.

To that end, our corporate strategy for growing the Company and increasing shareholder value are based on the following pillars:

Pursue Aggressive Organic Growth.

We serve a market for the construction and expansion of CEA facilities and businesses that is projected to grow at a 20%+ compound annual growth rate for the foreseeable future. Our primary vertical market of cannabis cultivation facilities has been joined by the similarly rapidly growing urban vertical farming market to create two market opportunity segments that we are positioned to serve.

In May of 2021 we announced a new strategy for our organic growth, which included the following elements.:

Identify and Pursue New markets

Non-cannabis CEA (vertical/urban farming). We have expanded our business development plan to pursue non-cannabis CEA facilities, at least doubling our total addressable market. We have served several non-cannabis CEA facilities in the past and present and we have expanded our marketing efforts to aggressively pursue this vertical market.

Expand Product & Services Offering

We decided to expand our product offerings from a focus on primarily environmental control offerings to one that offers all of the primary technologies and services required in a CEA facility: architectural design, lighting, benching, HVACD, sensing & control systems, CO2 enrichment and control, water filtration & condensate reclamation, irrigation & fertigation systems, wastewater treatment, air sanitation, preventative maintenance and odor mitigation. In the last four months alone, we have seen a broadening of our booked contract pipeline to include offerings of architectural design, lighting, benching, HVACD, sensing & control systems, CO2 control, water reclamation, air sanitation and preventative maintenance.

Enhance Brand Through New Corporate and Trade Name

In May of 2021 we adopted the trade name “Surna Cultivation Technologies” because we believe that the new name will more clearly identify our business to prospects and make us easier to find on various social media and search engines. In November of 2021, we changed our corporate name from Surna Inc. to CEA Industries Inc. In January of 2022, Surna Cultivation Technologies LLC was formed and is a wholly owned subsidiary of CEA Industries Inc. Our recent name change, and internal restructuring were affected to prepare us to acquire potential targets and to nurture internal growth initiatives.

Seek Strategic Relationships, Mergers, and Acquisitions to Add to our Existing Business.

We also intend to grow our business through mergers, acquisitions, and strategic partnerships that serve our goal of being a leading and rapidly-growing supplier to the CEA industry. Our strategy is to use our insight to select the right partners to align with and the right acquisition targets to pursue.

Our experience and engineering advantages. Our core expertise, developed over many years, is engineering the environmental controls of CEA facilities, which is a sophisticated engineering challenge due to the high humidity (latent heat) and heat load (sensible heat) within these facilities. Not only are the loads high, but the environmental conditions within these facilities must be held closely within limits that these facilities’ managers request. Engineering to meet these limits requires us to consider all of the primary components within the facility: lighting, irrigation, HVACD, fertigation, sensors, controls, CO2 dosing, monitoring and alarms, facility physical limits such as power availability, and energy consumption. This expertise uniquely informs our view on the requirements of CEA facilities.

Technical advantages as a strategic partner and acquirer. We believe that the expertise gained in engineering many of the primary technical components within a CEA facility provides us with a uniquely well-informed view of the efficacy of the many primary components on offer in the marketplace. We further believe that this knowledge will help us make wise choices when deciding on products to pursue for strategic relationships, and providers to potentially merge with or acquire.

Corporate advantages as a strategic partner and acquirer. For smaller component providers we believe that our publicly traded platform and our existing sales and marketing reach will make us an attractive partner. Our public status provides sources of capital, and our sales and marketing resources can help us bring other products to market.

Continue to Improve Our Public Profile and the Market for Our Securities

We recognize that the costs of being a public company are substantial. However, we believe that a public currency offers a wider audience to support our story and partnership opportunities to build that story. With that goal in mind, we continue to build our public brand through public capital markets, and as part of that effort, we completed two capital markets transactions that we believe will benefit our current and future shareholders.

First, effective February 10, 2022, trading of both shares of the Company’s common stock and certain of the Company’s warrants (which previously traded on the over-the-counter (“OTCQB”) market) commenced on the Nasdaq Capital Market (the “Uplist”). We believe an Uplist to the Nasdaq will contribute to our stock’s liquidity and offer a more visible and attractive equity currency to current and future investors.

Second, effective February 15, 2022, the Company received net proceeds of approximately $22 million from the sale of 5,811,138 shares of its common stock together with 5,811,138 warrants (the “Offering”). We believe the Offering will provide immediate liquidity to help fund the Company’s growth strategy through both organic development and opportunistic acquisitions. We also believe the expansion of our investor base created by the Offering will enhance our overall audience and strengthen the market for our securities.

Our Competitive Advantages

Customer Operations. First and foremost, we seek to help our customers build the most effective and efficient facility possible. We believe that we are uniquely positioned to engineer all of the complex components of a CEA facility into a holistic whole because of our dedicated engineering staff and our experience with over 800 cultivators including over 200 commercial facilities. Our 15 years in the business has provided us a wide network of technology vendors from which we curate a selection of the best products. In addition, we are the leading experts in applying the most challenging component of the technical infrastructure, the environmental controls, and we have the knowledge required to engineer the interactions among the required components. A PE license is required for all MEP engineering work, and this engineering competence is one of our greatest strengths.

Sustainability. Indoor cultivation facilities, like data centers, are resource intensive. Several U.S. states have implemented building code changes that place limits on the energy consumption allowed within cultivation facilities, and we anticipate that more states will do the same. Among our objectives is to provide our customers with the most energy-efficient alternatives for their infrastructure. Energy and resource efficiency is a high priority to us as engineers, and our most senior engineering staff hold the LEED (Leadership in Energy and Environmental Design) credential. Our CEO previously helped build a cleantech company, has been involved in the cleantech industry for over five years, and published a book on selling energy efficient technologies. We believe that we are in a position to lead the industry in sustainability initiatives which our customers will highly value.

Customer Acquisition. By offering Facility Selection & Design services we seek to build relationships with prospects at the earliest opportunity in the lifecycle of the cultivation business. By expanding our offerings to include nearly every piece of the technical infrastructure required in a facility we hope to engage at the earliest possible moment with the customer and earn the opportunity to provide all the products and services required for a facility. Our post-start-up, lifecycle services help us maintain a relationship with the customer as long as the facility is in operation. Our observation is that our customers want to focus on growing plants and entrust us to maintain the technical infrastructure of complex systems; we believe that they will accept our offer to do so, as some already have.

Revenue and Revenue Recurrence. We believe that our revenue can be expanded by offering most of the primary technical infrastructure components for a cultivation facility. For example, if we are able to provide all of the primary infrastructure components to a cultivation facility, our revenue on a project could be up to 200% higher than if we provided the environmental controls systems alone. In the past we did not have products or services to offer our customers after a facility was constructed. We have recently begun to offer preventative maintenance services, and we believe that by expanding this service offering we will be able to gain long-term recurring revenue on a subscription basis.

Our Competition

Our environmental control systems and our related engineering and design services compete with various national and local HVACD contractors and traditional HVACD equipment suppliers who traditionally resell, design, and implement climate control systems for commercial and industrial facilities, most of whom do not have the specific knowledge that we have about the complexities and challenges of CEA facilities. We have positioned ourselves to differ from these competitors by providing a broad range of engineering and design services and environmental control systems, across most major HVACD solutions, including chilled water systems, custom air handling units, split systems, and packaged roof-top units. Each is tailored specifically for managing the distinct challenges involved in CEA facilities. We believe our industry-specific applications and experience in the CEA market allow us to deliver the right solution to our cultivation customers. Unlike many of our competitors, our solutions are designed specifically for cultivators to provide tight temperature and humidity control, reduce bio-security risks, reduce energy requirements, and minimize maintenance complexity, costs and downtime. However, we are seeing more competitors enter the CEA market, focused on emulating the same types of crop-specific climate control systems and engineering services that we offer. We believe this increased competition may adversely impact our ability to obtain new facility projects from both MFOs and independent smaller growers and could require us to accept lower gross margins on our projects.

As the cannabis segment of the CEA industry continues to mature and develop and legalization becomes more prevalent, we expect to see more competition from agricultural product and service providers who seek to expand into this niche of the CEA market. Going forward, we intend to expand our focus to include non-cannabis crops grown in controlled environments such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Companies already operating in the non-cannabis CEA industry may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. These competitors may adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

Intellectual Property

We rely on a combination of patent and trademark rights, licenses, trade secrets, and laws that protect intellectual property, confidentiality procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. While we have several issued patents, we do not believe that these issued patents currently provide us with a meaningful competitive advantage. We have registered trademarks around our core Surna brand in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our Surna trademark is also registered in the European Union and Canada. We also recently secured trademark registration for our proprietary SCA platform, SentryIQ, in the United States and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual. We actively protect our inventions, new technologies, and product developments by maintaining trade secrets and, in limited circumstances, filing for patent protection.

Employees

We currently have 31 active full-time employees. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

US Government Regulation

While we do not generate any revenue from the direct sale of cannabis products, we have historically, and continue to, offer our services and engineering solutions to indoor cultivators that are engaged in various aspects of the cannabis industry. Cannabis is a Schedule I controlled substance and is illegal under federal law. Even in those states in which specific uses of marijuana have been legalized, such as medical marijuana or for adult recreational purpose, its use remains a violation of federal laws.

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

Previously, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement through Attorney General Jeffrey Sessions rescinding the Cole Memorandum. The Department of Justice will continue to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

●	the distribution of cannabis products, such as marijuana, to minors;
●	criminal enterprises, gangs and cartels receiving revenue from the sale of cannabis;
●	the diversion of cannabis products from states where it is legal under state law to states where it is not legal under state law;
●	the use of state-authorized cannabis activity as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis products;
●	driving while impaired and the exacerbation of other adverse public health consequences associated with cannabis product usage;
●	the growing of cannabis on public lands; and
●	cannabis possession or use on federal property.

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry generally bank with state-chartered banks and credit unions to provide banking to the industry.

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment, now referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the 2015 appropriations bill from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. The Rohrabacher-Blumenauer Amendment must be re-enacted every year, and it was continued for 2016, 2017, 2018, 2019 and 2020, and currently, now known as the Joyce Amendment, remains in effect through December 3, 2021. The continued re-authorization of the Joyce Amendment cannot be assured. If the Joyce Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana use and cannabis related laws would increase. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

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

Item 1A. Risk Factors

Investing in our securities involves significant risks. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.

Summary Of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at length in the section below titled “Risk Factors.” These risks include, among others, the following:

●

Historically, we have had limited revenues and operated our business with a working capital deficit. Additionally, our operating results have fluctuated over the years. With the completion of our February 2022 offering, we raised approximately $22 million in net proceeds, and we are confident that we will be able to fund our operations and certain grow strategies for a period beyond the next twelve months. Nonetheless, we anticipate that from time to time we will require additional capital as we pursue our business plan.

●	We historically enter into contracts that are performed over a period of time; therefore, we have a contract backlog in differing amounts from quarter to quarter. Converting backlog to revenue depends on many factors, such as the customer obtaining financing, building permits and construction of their facility. We may not be able to convert all of our contracts representing backlog into revenue. We currently do not convert our backlog on a consistent basis quarter to quarter.

●	Although our business is focused on the larger controlled environment agricultural sector and we are not cannabis plant touching, historically we have provided services and equipment to the cannabis industry segment. As a result, we may be subject to the changes within that sector and certain of the regulations and enforcement issues of the cannabis industry.

●	We have material weaknesses in our controls and procedures for financial reporting.

●	We are expanding our business and plan to undertake further strategic growth initiatives through product expansion and potential acquisitions. We may not be able to manage our growth effectively, which may affect our investors’ return on investment.

●	We will need to expand our customer base, developing customers operating in the CEA industry, expanding and developing our products and services for these potential customers and increasing our marketing and achieving timely contract execution.

●	Due to supply disruptions and competing demand for products, we continue to experience supply issues similar to other members of our industry. International trade disputes, tariffs, international shipping and domestic trucking issues all contribute to the challenges we face in obtaining the products we need for contract performance. We have experienced and may continue to experience inflationary effects on the cost of products, which may adversely affect our margins. The failure to procure the products we need to satisfy our customer contracts would disrupt our business, harm our reputation, result in losses and potently cause us to lose our market.

●	We rely on third party manufacturers to supply the equipment we sell or lease. If the equipment does not perform to specifications or to our customers’ satisfaction, there may be an adverse impact on our business and our revenues.

●	The build side of the CEA industry is very competitive. To be able to compete successfully, we will need to offer a wide range of products, have adequate capital for expansion, supply and execution, and develop robust marketing.

●	As we expand, we will need to attract top quality talent. We are dependent on certain key sales, managerial and executive personnel for our current and future success.

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis, particularly against our customers, would likely result in our inability to execute our business plan. We are subject to a number of laws focused on businesses that are peripheral to the cannabis industry. Variations in state and local regulation and enforcement in states that have legalized cannabis may impose certain restrictions on cannabis-related activities that may adversely impact our business. Public opinion against cannabis may have an adverse impact on our business.

●	Public market trading of our common stock was infrequent on the OTCQB Marketplace. Effective February 10, 2022, trading commenced in the Company’s common stock and certain of the Company’s warrants on NASDAQ. There is no assurance that we will have an active trading market for our securities listed on NASDAQ. If there is a market, the prices of our publicly traded securities may be volatile, and the price may decrease substantially. We do not intend on paying dividends.

Risk Factors

Risks Relating to Our Business

Our revenues have been limited, and we will need to obtain financing for future growth, and possibly our operations, which may not be available to us.

Historically, we have raised equity and debt capital to support our operations. We raised approximately $22 million from a public offering completed in February 2022. As of December 31, 2021, we had a working capital deficit of approximately $415,000 and our cash balance was $2,160,000. As of March 15, 2022, with the proceeds of our public offering of shares and warrants completed in February 2022, we had a cash balance of approximately $21 million, which we believe will fund our operations and growth plans for a period beyond the next 12 months. Notwithstanding the recent capital raise, we expect to need additional funds in the longer term, from time to time, to complete aspects of the overall development of our business plan, such as in connection with the acquisition of strategic assets. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations.

Any future equity offering will result in dilution to our shareholders; obtaining borrowed capital may not be possible for us.

To the extent that we raise equity and equity linked securities in any future offerings, our existing shareholders will experience a dilution in the voting power and ownership of their common stock, and our earnings per share, if any, would be impacted. Any borrowings made to finance operations, which are difficult to obtain from most traditional banks due to the federal laws prohibiting cannabis, could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of such additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, the Company’s operations and financial results.

The COVID-19 pandemic has resulted in significant economic uncertainty and disruption. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted, including: the duration and scope of the pandemic; governmental, business and individuals’ actions taken in response; the effect on our customers and customers’ demand for our services and products; the effect on our suppliers and disruptions to the global supply chain; our ability to sell and manufacture our products; disruptions to our operations resulting from the illness of any of our employees; restrictions or disruptions to transportation, including reduced availability of ground or air transport; the ability of our customers to pay for our services and products; and any closures of our facilities, our suppliers’ facilities, and our customers’ facilities. The effects of the COVID-19 pandemic have resulted and will result in additional expenses and lost or delayed revenue. We have been experiencing disruptions to our business as we implement modifications to travel, work locations and cancellation of events, among other modifications. In addition, the change in macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. All of the factors mentioned above are also expected to have an inflationary pressure on our cost of goods. Even after the COVID-19 pandemic subsides, we may continue to experience adverse impacts to our business and financial results due to any economic recession or depression that occurs, and due to any major public health crises, that may occur in the future.

Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual conditions could differ from our expectations, which could materially affect our results of operations and financial position. In particular, a number of estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to COVID-19. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, or excess and obsolete inventory. Any of these events could amplify the other risks and uncertainties described in this Annual Report and could have an adverse effect on our business and financial results.

There is no assurance that we will be able to convert our backlog into revenue or make a profit.

We may be unable to convert the full contract value of our backlog in a timely manner, or at all. We inconsistently convert our backlog into revenue on a quarter-to-quarter basis. The performance of our obligations under a sales contract, and the timing of our revenue recognition, is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can use our services and take possession of the equipment we provide. Our sales contracts currently are not time specific as to when our customers are required to take delivery of our services and equipment. More recently, we determined that some of our new construction facility projects are becoming larger and more complex and, as a result, delays were more likely due to licensing and permitting, lack of, or delay in, funding, staged facility construction, and/or the shifting priorities of certain customers with multiple facility projects in progress at one time. Even if we obtain more customers, or increase the average size of our projects, there is no guarantee that we will be able to generate a profit. Because we are a small company with limited capital, limited products and services, and limited marketing activities, we may not be able to generate sufficient revenue to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We may extend credit to our customers in the future and, if we are unable to collect these accounts receivable, our future profitability could be adversely impacted.

Historically, we had little exposure to the collection risk on accounts receivable since we typically received payments from our customers in advance of our performance of services or delivery of equipment. However, in certain situations, especially as we expand our products and services offering for a customer’s entire facility lifecycle, we may extend credit to our customers, in which case we are at risk for the collection of account receivables. Accordingly, we will be at greater risk for the collection of account receivables. Any customer credit arrangements are negotiated and may not protect us if a customer develops operational difficulty or incurs operating losses which could lead to a bankruptcy. In these cases, we may lose most of the outstanding balance due. In addition, we are typically not able to insure our accounts receivables. The risk is that we derive our revenue and profits from selling products and services to the emerging cannabis industry. The failure of our customers to pay the full amounts due to us could negatively affect future profitability.

Because we currently do not maintain effective internal controls over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our common stock may, therefore, be adversely impacted.

Our reporting obligations as a public company place significant requirements on our management, operational and financial resources, and systems, and will continue to do so for the foreseeable future. Annually, we are required to prepare a management report on our management’s assessment of the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting is currently not effective. In the event that our status with the U.S. Securities and Exchange Commission (“SEC”) changes to that of an accelerated filer from a smaller reporting company, our independent registered public accounting firm will be required to attest to and report on our management’s assessment of the effectiveness of our internal control over financial reporting. Under such circumstances, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may still decline to attest to our management’s assessment, or may issue a report that is qualified, if it is not satisfied with our controls, or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

Our operating results may fluctuate significantly based on customer acceptance of our services and products, industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

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

Our business is focused on providing engineering design, and equipment integration into CEA facilities. To date, the majority of our revenues have been generated from clients that operate in the legal cannabis industry in the United States and Canada.

Although we are implementing a plan to broaden our market reach beyond the legal cannabis industry and we are pursuing sales efforts to expand into the rapidly growing non-cannabis CEA vertical farming segment, we continue to provide the majority of our facility engineering design and equipment integration and solutions to facilities in the legal cannabis industry.

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

The cannabis industry is still in its early stages of development in the United States and while the vast majority of U.S. states now have legal cannabis and it remains illegal under U.S. federal law, making it difficult to accurately predict and forecast the demand for our engineering and product solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, we believe those of our clients operating in the legal cannabis industry would be lost to us.

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

The legal cannabis industry is not yet well-developed, and many aspects of this industry’s development and evolution cannot be accurately predicted, and therefore, the loss of any of our current clients or our inability to capture new client contracts may have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect our business and financial performance.

There is heightened scrutiny by Canadian regulatory authorities related to the cannabis industry.

We seek grower customers in the CEA Canadian market, some of which are cannabis growers. Therefore, our existing and future operations may become the subject of heightened scrutiny by those regulators and other authorities in Canada that oversee the cannabis industry. As a result, we may become subject to direct and indirect interaction with public officials in one or both the United States and Canada. No assurance can be provided that any heightened scrutiny will not in turn lead to the imposition of restrictions on our ability to operate in Canada, in addition to those described herein.

If we do not successfully develop additional products and services, or if those products and services are developed but not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. We are currently investigating a number of new and improved product opportunities, and we intend to collaborate with manufacturing partners to optimize these products for the CEA (including cannabis) market. The processes of identifying and commercializing new products is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We have already and may have to continue to commit significant resources to commercializing new products before knowing whether our investments will result in products the market will accept. We may be unable to differentiate our new products from those of our competitors, and our new products may not be accepted by the market. There can be no assurance that we will successfully identify additional new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in revenue and earnings.

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

We depend on third party suppliers around the world, including those in The People’s Republic of China, for materials used to assemble our products. Any of these suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production.

Our suppliers could experience uncontrollable delays in delivering our products.

We have experienced some unexpected and uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, less cargo being shipped by air, unavailability of truckers and a general shortage of containers. We expect this to continue for some time. These disruptions are also causing price increases, which may become an inflationary force in the marketplace.

Equipment failures or poor performance may negatively impact our business.

We rely on third party manufacturers for equipment which we sell or lease. From time to time, such equipment may not perform to specifications or to our customers’ satisfaction. Such equipment deficiencies may lead to down time impacting our revenue. Further, frequent downtime at customers’ sites due to equipment failures may result in such customers generating less revenue and increasing credit default risk. In addition, these failures may also result in additional time spent by our personnel, decreasing profit margins on certain ancillary services.

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

The CEA industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing services and products similar to ours or make our services and products obsolete.

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

While we believe we are better positioned to meet the exacting demands of a controlled cultivation environment through precise temperature, humidity, light, and process controls and to satisfy the evolving code and regulatory requirements being imposed at the state and local levels, there can be no assurance that we will be able to successfully compete against these other contractors and suppliers.

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

As a public company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. These costs will make it more difficult for us to achieve profitability.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

U.S. generally accepted accounting principles (“GAAP”) and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2021, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $21,091,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. However, the balance of $9,895,000 NOLs generated subsequent to December 31, 2017, do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. A number of states in which we operate have not conformed to this newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Our September 2021 and February 2022 securities sales also will have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future bottom-line operating results by effectively increasing our future tax obligations.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes pursuing synergistic acquisitions. We have expanded, and plan to continue to expand, our business by making strategic alliances and acquisitions and regularly seeking suitable working partners and acquisition targets to enhance our growth. Material acquisitions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; and (vi) the loss or reduction of control over certain of our assets.

The pursuit of acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions.

Risks Related to the Cannabis Industry

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis, particularly against our customers, would likely result in our inability to execute our business plan.

All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-eight states, the District of Columbia, Puerto Rico and Guam have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Nineteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Ten additional states have legalized low-tetrahydrocannabinol (“THC”)/high-CBD extracts for select medical conditions (CBD states).

Under U.S. federal law, however, those activities are illegal. Cannabis, other than hemp (defined by the U.S. government as Cannabis sativa L. with a THC concentration of not more than 0.3% on a dry weight basis), is a Schedule I controlled substance under the U.S. Controlled Substances Act (21 U.S.C. § 801, et seq.) (the “CSA”). Even in states or territories that have legalized cannabis to some extent, the cultivation, possession, and sale of cannabis all violate the CSA and are punishable by imprisonment, substantial fines and forfeiture. Moreover, individuals and entities may violate federal law if they aid and abet another in violating the CSA, or conspire with another to violate the law, and violating the CSA is a predicate for certain other crimes, including money laundering laws and the Racketeer Influenced and Corrupt Organizations Act. The U.S. Supreme Court has ruled that the federal government has the authority to regulate and criminalize the sale, possession and use of cannabis, even for individual medical purposes, regardless of whether it is legal under state law. For over six years, however, the U.S. government has not enforced those laws against companies complying with state cannabis law and their vendors.

The likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. In 2018, then-U.S. Attorney General Jeff Sessions rescinded the DOJ’s previous guidance (the Cole Memo) that had given federal prosecutors discretion not to enforce federal law in states that legalized cannabis, as long as the state’s legal regime adequately addressed specified federal priorities. The Sessions Memo, which remains in effect, states that each U.S. Attorney’s Office should follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. Since the Sessions Memo was issued nearly three years ago, however, U.S. Attorneys have not targeted state law compliant entities. The policy of not prosecuting companies complying with state cannabis laws is likely to continue under current U.S. Attorney General Merrick Garland. At his confirmation hearing, Attorney General Garland stated that he did not see enforcement of federal cannabis law as a high priority use of resources for the DOJ:

“This is a question of the prioritization of our resources and prosecutorial discretion. It does not seem to me a useful use of limited resources that we have, to be pursuing prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise. I don’t think that’s a useful use. I do think we need to be sure there are no end-runs around the state laws that criminal enterprises are doing. So that kind of enforcement should be continued. But I don’t think it’s a good use of our resources, where states have already authorized. That only confuses people, obviously, within the state.”

Additionally, since 2014, versions of the U.S. omnibus spending bill have included a provision prohibiting the DOJ, which includes the Drug Enforcement Administration, from using appropriated funds to prevent states from implementing their medical-use cannabis laws. In USA vs. McIntosh, the U.S. Court of Appeals for the Ninth Circuit held that the provision prohibits the DOJ from spending funds to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. The court noted that, if the spending bill provision were not continued, prosecutors could enforce against conduct occurring during the statute of limitations even while the provision was previously in force. Other courts that have considered the issue have ruled similarly, although courts disagree about which party bears the burden of proof of showing compliance or noncompliance with state law.

While the omnibus spending bill affords some protection to medical cannabis businesses, our policies do not prohibit our state-licensed cannabis customers from engaging in the cannabis business for adult use that is permissible under state and local laws. Consequently, certain of our customers currently (and may in the future) sell adult-use cannabis, if permitted by such state and local laws now or in the future, and therefore may be outside any protections extended to medical-use cannabis under the spending bill provision. This could subject our customers to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, would result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our customer base, which would adversely affect our operations, cash flow and financial condition.

While President Biden’s campaign position on cannabis falls short of full legalization, he campaigned on a platform of relaxing enforcement of cannabis proscriptions, including decriminalization generally. According to the Biden campaign website, it was stated: “A Biden Administration will support the legalization of cannabis for medical purposes and reschedule cannabis as a CSA Schedule II drug so researchers can study its positive and negative impacts. This will include allowing the VA to research the use of medical cannabis to treat veteran-specific health needs.” He pledged to “decriminalize” cannabis, which could prompt his U.S. Attorney General to issue policy guidance to U.S. Attorneys that they should not enforce federal cannabis prohibition against state law compliant entities and others legally transacting business with them. While President Biden’s promise to decriminalize likely would mean that the federal government would not criminally enforce the Schedule II status against state legal entities and would expand opportunities for cannabis research in the U.S., the implications of the potential re-scheduling are not entirely clear for state legal commercial cannabis operators. Although the U.S. Attorney General could issue policy guidance to federal prosecutors that they should not interfere with cannabis businesses operating in compliance with states’ laws, any such guidance would not have the force of law. The President alone cannot legalize medical cannabis, and as states have demonstrated, legalizing medical cannabis can take many different forms. While rescheduling cannabis to the CSA’s Schedule II would ease certain research restrictions, it would not make the state medical or adult-use programs federally legal.

Furthermore, while industry observers are hopeful that a Democrat-controlled Senate, along with a Biden presidency, will increase the chances of federal cannabis policy reform, such as the Marijuana Opportunity Reinvestment and Expungement Act (or MORE Act), which was originally co-sponsored by now Vice President Harris in the Senate, or banking reform, such as the SAFE Banking Act, which passed the House of Representatives but has not yet passed the Senate, we cannot provide assurances about the content, timing or chances of passage of a bill legalizing cannabis and the related aspects of the cannabis business. Accordingly, we cannot predict the timing of any change in federal law or possible changes in federal enforcement. In the unlikely event that the federal government were to reverse its long-standing hands-off approach to the state legal cannabis markets and start more broadly enforcing federal law regarding cannabis, we would likely be unable to execute our business plan, and our business and financial results would be adversely affected.

We are and will be subject to applicable anti-money laundering laws and regulations.

We are subject to a variety of laws and regulations in the United States and Canada that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign 125 Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), the Proceeds of Crime (Money Laundering) and Terrorist Financing Act (Canada), as amended and the rules and regulations thereunder, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States, Canada and internationally. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be found guilty of money laundering if certain other elements are met.

Despite these laws, the FinCEN Memorandum states that in some circumstances, it is permissible for banks to provide services to cannabis-related businesses without risking FinCEN enforcement. It refers to and incorporates supplementary Cole Memo guidance issued to federal prosecutors relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA on the same day.

Notwithstanding former Attorney General Sessions’ revocation of the Cole Memo, the status of the FinCEN Memorandum has not been affected, nor has the Department of the Treasury given any indication that it intends to rescind the FinCEN Memorandum itself. Though it was originally intended for the Cole Memo and the FinCEN Memorandum to work in tandem, the FinCEN Memorandum appears to remain in effect as a standalone document which explicitly lists the eight enforcement priorities originally cited in the rescinded Cole Memo. Although the FinCEN Memorandum remains intact, indicating that the Department of the Treasury and FinCEN intend to continue abiding by its guidance, it is unclear whether the current administration will continue to follow the guidelines of the FinCEN Memorandum.

We face risks related to civil asset forfeiture due to the regulatory environment of the cannabis industry in the United States.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry, which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. As a result, the equipment that we lease to our customers in the United States may be subject to such seizure and forfeiture. Additionally, a broad interpretation of the law could potentially result in the seizure and forfeiture of proceeds we generate.

Public opinion and perception of the cannabis industry may have an adverse effect on our business reputation.

Government policy changes or public opinion may also result in a significant influence over the regulation of the cannabis industry in the United States, Canada, or elsewhere. Public opinion and support for medical and adult-use marijuana has traditionally been inconsistent and varies from jurisdiction to jurisdiction. While public opinion and support appears to be improving for legalizing medical and adult-use marijuana, it remains a controversial issue subject to differing opinions surrounding the level of legalization (for example, medical marijuana as opposed to legalization in general). A negative shift in the public’s perception of cannabis in the United States or any other applicable jurisdiction could affect future legislation or regulation. Among other things, such a shift could cause state jurisdictions to abandon initiatives or proposals to legalize medical and/or adult-use cannabis, thereby limiting the number of new state jurisdictions into which we could expand. Any inability to fully implement our expansion strategy may have a material adverse effect on our business, results of operations or prospects.

We may have difficulty accessing bankruptcy courts.

Because cannabis is illegal under federal law, federal bankruptcy protection is currently not available to parties who engage in the cannabis industry or cannabis-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of and distribute cannabis assets as such action would violate the CSA. Therefore, we may not be able to seek the protection of the bankruptcy courts, and this could materially affect our business or our ability to obtain credit.

Our business efforts in Canada present opportunities, but no assurance can be given that our revenues and earnings will be improved on the basis of our addressing the Canadian business.

In addition to U.S. operations, we seek to sell products and services to CEA and cannabis growers in Canada, where medical and recreational cannabis has been legal since 2018 across the country both federally and provincially (subject to certain restrictions relating to CBD). We believe Canada, with its federal legal regime, represents a business opportunity for us, but we have noticed softening demand from Canadian prospects due, in part, to limited capital being available for new facilities and an overbuilding of cultivation capacity following federal legalization. As a result, Canada now appears to be in a period of correction. There can be no assurance that we will be able to make any additional sales of products or services in Canada.

Variations in state and local regulation and enforcement in states that have legalized cannabis may impose certain restrictions on cannabis-related activities that may adversely impact our revenue and earnings.

Variations exist among states that have legalized, decriminalized, or created medical cannabis programs. For example, Alaska and Colorado have limits on the number of cannabis plants that can be grown by an individual in the home. In most states, the cultivation of cannabis for personal use continues to be prohibited except by those states that allow small-scale cultivation by the individual in possession of cannabis for medicinal purposes or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of cannabis may indirectly and adversely affect our revenue and earnings.

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

Changing legislation and evolving interpretations of law, could negatively impact our clients and, in turn, our operations.

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

Continued development of the recreational and medical cannabis markets is dependent upon continued legislative authorization of cannabis at the state level for recreational and/or medical purposes. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters setbacks before achieving success. While there may be ample public support for legislative proposals, key support must be created in the relevant legislative committee, or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of cannabis for recreational and/or medical purposes, which would limit the overall available market for our products and services, which could adversely impact our business, revenue and earnings.

Our customers may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As a result of the federal illegality of marijuana, many banks do not provide banking services to the cultivation and distribution segments of the cannabis industry, the argument being that they would be accepting for deposit funds derived from the operation of a federally illegal business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, there have been legislative attempts to allow banks to transact business with state-authorized cannabis businesses. While these are positive developments, there can be no assurance that legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with cannabis companies, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. Moreover, the FinCEN guidance may be rescinded or amended at any time in order to reconcile the now conflicting guidance of the Sessions Memo. At present, few banks have taken advantage of the FinCEN guidance, resulting in many cannabis businesses still operating on an all-cash basis. This makes it difficult for cannabis businesses to manage their businesses and pay their employees and taxes; in addition, having so much cash on hand creates significant public safety issues. Many ancillary businesses that service cannabis businesses have to deal with the unpredictability of their clients or customers not having a bank account. The inability of our customers to open bank accounts and otherwise access the services of banks, including obtaining credit, may make it more difficult and costly for them to operate and more difficult for such customers to purchase our products and services, which could materially harm our business, revenue and earnings.

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

There may be difficulty enforcing certain of our commercial agreements and contracts.

Courts will not enforce a contract deemed to involve a violation of law or public policy. Because cannabis remains illegal under U.S. federal law, parties to contracts involving the state legal cannabis industry have argued that the agreement was void as federally illegal or against public policy. Some courts have accepted this argument in certain cases, usually against the company trafficking in cannabis. While courts have enforced contracts related to activities by state-legal cannabis companies, and the trend is generally to enforce contracts with state-legal cannabis companies and their vendors, there remains doubt and uncertainty that we will be able to enforce our commercial agreements in court for this reason. We cannot be assured that we will have a remedy for breach of contract, which would have a material adverse effect on our business.

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

The public trading prices of our securities fluctuate, in some cases substantially, and we expect that they will continue to do so. The price of our securities in the market on any particular day depends on many factors including, but not limited to, the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares and warrants;

●	significant volatility in the market price and trading volume of companies in the cannabis industry;

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors (the “Board”) or management;

●	sales or purchases of our securities by insiders, including sales of our common stock issued to employees, directors and consultants under our equity incentive plans which were registered under the Securities Act of 1933, as amended (the “Securities Act”) under our S-8 registration statement;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations, in particular with respect to the cannabis industry;

●	actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results;

●	market sentiments about the cannabis industry;

●	general economic conditions and trends; and

●	departures of any of our key employees.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our securities prices, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

In addition, if the market for equity stocks of companies in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our securities could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our securities to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board of Directors and management.

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

Registration rights and Rule 144 sales contain risks for certain shareholders.

From time to time, we issue our securities on an unregistered basis, which may be eligible for resale under SEC Rule 144 promulgated under the Securities Act or may require us to register with the SEC the securities for resale. In the event there are securities outstanding that can be sold under Rule 144 or under a registration statement for resale, there may be market pressure on our stock to absorb the securities in respect of the then market value of the company.

We have a substantial number of options and warrants outstanding, which if exercised for shares of common stock, may put pressure on the market price of a share.

We have sold to public and private investors a substantial number of warrants to purchase common stock from time to time over the next several years. In addition, we have a substantial number of options and warrants outstanding held by investment bankers who provided us with underwriting and placement services that were issued warrants and employees that were issued options. To the extent that these are exercised for shares, there may be pressure on our stock price while the market absorbs them. The potential of exercise may also have the same effect. Investors should expect that the options and warrants will be exercised when the stock price is substantially above the exercise price.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

The market price of our securities may be adversely affected by the sale of shares by our management or large stockholders.

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

An active, liquid trading market for our common stock and warrants may not develop or be sustained, and as a result, investors may not be able to sell their common stock at or above their acquisition price, or at all.

Prior to February 10, 2022, our common stock was quoted on the OTC Markets Group, Inc., OTCQB. Trading on the OTCQB marketplace was infrequent and in limited volume. Although our common stock is now listed on Nasdaq, along with our public warrants, an active trading market for these securities may never develop or be sustained. If an active trading market does not develop, investors will have difficulty selling their shares of common stock and warrants at an attractive price, or at all. An inactive market may also impair our ability to raise capital and may impair our ability to expand our business by using our common stock and common stock related securities as consideration in an acquisition.

You may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our articles of incorporation authorizes us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of shares of our common stock, either by diluting the voting power of our common stock if the preferred stock votes together with the common stock as a single class, or by giving the holders of any such preferred stock the right or ability to block an action on which they have a separate class vote, even if the action were approved by the holders of our shares of our common stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock, when compared to the rights of the common stockholders, could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price, causing economic dilution to the holders of common stock.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and therefore we are not required to provide information under this item.

Item 2. Properties

We own no real property. On July 28, 2021, we executed a lease, which became effective November 1, 2021, for our manufacturing and headquarters office space at 385 S. Pierce Avenue, Suite C, Louisville, Colorado 80027. The term of the lease commenced November 1, 2021, and continues through January 31, 2027. Our leased space is approximately 11,491 square feet. We believe that our lease is at market rates and that there is sufficient space available in the Louisville, Colorado area to obtain additional or other space if and when required.

Item 3. Legal Proceedings

The Company settled a litigation with a former employee effective March 30, 2021. While the Company disputed the merits of the claims, the Company agreed to issue an aggregate of 6,667 shares of common stock of the Company, as part of the settlement. These shares were issued on April 8, 2021, as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in Other Expenses during the year ended December 31, 2021. The issuance of the 6,667 shares of common stock (valued at $67,000) has been recognized in common stock issued during the year ended December 31, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Securities; Common Stock and Warrants

Our shares of common stock are quoted on Nasdaq under the symbol “CEAD”. In addition, we have a class of publicly traded warrants to purchase shares of common stock that are quoted on Nasdaq under the symbol “CEADW.”

As of March 29, 2022, we had approximately 130 shareholders of record and approximately 13,370 shareholders who hold their shares in street name.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund the development and growth of our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise.

Equity Compensation Plans

2017 Equity Incentive Plan

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 333,333 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2021, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2021 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	162,238	$11.70	7,403
Total	162,238	$11.70	7,403

(1) Of the 333,333 Plan Shares allocated for issuance under the 2017 Equity Plan, as of December 31, 2021, 163,692 shares have been issued, non-qualified stock options over 162,238 shares were issued and outstanding and securities in respect of the remaining 7,403 shares were available for future issuance.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 666,667 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan. As of December 31, 2021, we have granted under the 2021 Equity Plan, incentive stock options, non-qualified stock options, and a stock bonus award.

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	46,807	$7.43	613,057
Equity compensation plans not approved by shareholders (1)	-		-
Total	46,807	$7.43	613,057

(1) Of the 666,667 Plan Shares allocated for issuance under the 2021 Equity Plan, as of December 31, 2021, 6,803 shares have been issued, non-qualified stock options over 5,991 shares were issued and outstanding, incentive stock options over 40,816 shares were issued and outstanding and securities in respect of the remaining 613,057 shares were available for future issuance.

Refer to Note 14 – Equity Incentive Plan of our consolidated financial statements, which are included as part of this Annual Report for the further details on our 2017 Equity Plan and 2021 Equity Plan.

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

Executive Overview

CEA Industries Inc. is a technology, engineering, and services provider to the global controlled environment agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes, and cannabis, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA, our principal service and product offerings include: (i) floor plans and architectural design of cultivation facilities, (ii) licensed mechanical, electrical, and plumbing (MEP) engineering of commercial scale environmental control systems specific to cultivation facilities, (iii) process cooling systems and other climate control systems, (iv) air handling equipment and systems, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (viii) preventive maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as in other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities, with both ranging in size from several thousand to more than 100,000 square feet.

Historically, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities that grow cannabis, but we have served facilities growing other crops and we intend to pursue such facilities more in the future.

We have three core assets that we believe are important to our going-forward business strategy. First, we have multi-year relationships with customers and others in the CEA industry, notably in the cannabis segment. Second, we have specialized engineering know-how and experience gathered from designing environmental control systems for CEA cultivation facilities since 2016. Third, we have a line of proprietary and curated environmental control products, which we are in the process of expanding.

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

The three key pillars of our corporate strategy for growing the Company and increasing shareholder value are:

1.	Pursue Organic growth. We serve a market for the construction and expansion of controlled environment agriculture (CEA) facilities and businesses that is projected to grow at a 20%+ compound annual growth rate for the foreseeable future. Our primary vertical market of cannabis cultivation facilities has been joined by the similarly rapidly growing urban vertical farming market to create two market opportunity segments that we are positioned to serve.

In May of 2021 we announced a new strategy for our organic growth, which included:

New markets. Expanding our business development plan to pursue non-cannabis CEA facilities, at least doubling our total addressable market.

New products & services. Expanding our product offerings from primarily environmental control to now offer all of the primary technologies and services required in a CEA facility. Our primary objective in expanding our service and product offerings is to improve our customers’ operations and sustainability, increase customer acquisition, and enhance our revenue and revenue recurrence. Our expanded offerings now or will include: architectural design, lighting, benching and racking, HVACD, sensing & control systems, CO2 enrichment and control, water filtration & condensate reclamation, irrigation & fertigation systems, wastewater treatment, air sanitation, preventative maintenance and odor mitigation. In the last four months alone, we have seen a broadening of our booked contract pipeline to include offerings of architectural design, lighting, benching, HVACD, sensing & control systems, CO2 control, water reclamation, air sanitation and preventative maintenance.

New trade name. In May of 2021 we adopted the trade name Surna Cultivation Technologies instead of Surna Inc. because we believe that the new name will more clearly identify our business to prospects and make us easier to find on various social media and search engines. In January of 2022, Surna Cultivation Technologies LLC was formed and is a wholly owned subsidiary of CEA Industries Inc.

Customer Operations – first and foremost we seek to help our customers build the most effective and efficient facility possible. We believe that we are uniquely positioned to engineer all of the complex components of a CEA facility into a holistic whole because of our dedicated engineering staff and our experience including over 200 commercial facilities. Our 15 years in the business has provided us a wide network of technology vendors from which we curate a selection of the best products. In addition, we are the leading experts in applying the most challenging component of the technical infrastructure, the environmental controls, and we have the knowledge required to engineer the interactions among the required components. A professional engineer (PE) license is required for all MEP engineering work, and this engineering competence is one of our greatest strengths.

Sustainability – indoor cultivation facilities, like data centers, are resource intensive. Several U.S. states have implemented building code changes that place limits on the energy consumption allowed within cultivation facilities, and we anticipate that more states will do the same. Among our objectives is to provide our customers with the most energy-efficient alternatives for their infrastructure. Energy and resource efficiency is a high priority to us as engineers, and our most senior engineering staff hold the LEED (Leadership in Energy and Environmental Design) credential. Our CEO previously helped build a cleantech company, has been involved in the cleantech industry for over five years, and published a book on selling energy efficient technologies. We believe that we are in a position to lead the industry in sustainability initiatives which our customers will highly value.

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

Revenue and Revenue Recurrence – We believe that our revenue can be expanded by offering most of the primary technical infrastructure components for a cultivation facility. For example, if we are able to provide all of the primary infrastructure components to a cultivation facility, our revenue on a project could be up to 200% higher than if we provided the environmental controls systems alone. In the past we did not have products or services to offer our customers after a facility was constructed. We have recently begun to offer preventative maintenance services, and we believe that by expanding this service offering we will be able to gain long-term recurring revenue on a subscription basis.

2.	Seek strategic relationships, mergers, and acquisitions to add to our existing business. We enjoy wide brand recognition in the cannabis cultivation industry because of our longevity in the market segment (15 years) and the number of cultivation projects (over 200 commercial projects) we have served. Our core expertise is engineering the environmental controls of these facilities, which is a sophisticated engineering challenge due to the high humidity (latent heat) and heat load (sensible heat) within these facilities. Not only are the loads high, but the environmental conditions within these facilities must be held closely within limits that the facility’s managers request. Engineering to meet these limits requires us to consider all of the primary components within the facility: lighting, irrigation, HVACD, fertigation, sensors, controls, CO2 dosing, monitoring and alarms, facility physical limits such as power availability, and energy consumption. We believe that the expertise gained in working with many of the primary components provides us with a uniquely well-informed view of the efficacy of the many primary components on offer in the marketplace. We further believe that this knowledge will help us make wise choices of which products to pursue for strategic relationships, and which providers to potentially merge with or acquire. For smaller component providers we believe that our publicly traded platform and our existing sales and marketing reach will make us an attractive partner.

3.

Continue to Improve Our Profile and the Market for Our Securities We recognize that the costs of being a public company are substantial. However, we believe that a public currency offers a wider audience to support our story and partnership opportunities to build that story. With that goal in mind, we continue to build our public brand through public capital markets, and as part of that effort ((and as further discussed in Note 17 Subsequent Events in our consolidated financial statements below, we completed two capital markets transactions that we believe will benefit our current and future shareholders.

First, effective February 10, 2022, trading of both shares of the Company’s common stock and certain of the Company’s warrants (which previously traded on the over-the-counter (OTCQB) market) commenced on the Nasdaq Capital Market (the “Uplist”). We believe an Uplist to the Nasdaq will contribute to our stock’s liquidity and offer a more visible and attractive equity currency to current and future investors.

Second, effective February 15, 2022, the Company received net proceeds of approximately $22 million from the sale of 5,811,138 shares of its common stock together with 5,811,138 warrants (the “Offering”). We believe the Offering will provide immediate liquidity to help fund the Company’s growth strategy through both organic development and opportunistic acquisitions. We also believe the expansion of our investor base created by the Offering will enhance our overall audience and promote liquidity and strengthen the overall market for our securities.

Our revenue for the year ended December 31, 2021 was approximately $13,639,000 compared to approximately $8,514,000 for the year ended December 31, 2020, an increase of $5,125,000, or 57%. Overall, we had a net loss of approximately $1,338,000 for the year ended December 31, 2021 as compared to a net loss of approximately $1,759,000 for the year ended December 31, 2020, a decrease of $421,000, or 24%. Our 2021 adjusted net loss was $889,000 compared to a 2020 adjusted net loss of $1,239,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items and depreciation expense. Historically, one of the most significant financial challenges we face is the inconsistent and unpredictable revenue we generate quarter-over-quarter, and our revenue and cash flow remain difficult to predict.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world, with an impact on our business.

In response to the COVID-19 pandemic and the associated government and business response, the Company took and continues to take measures to adjust its operations as necessary. In early 2020 the Company responded to reduced orders by reducing expenses in an effort to preserve cash. Many expenses, including travel, marketing, headcount, work hours, and compensation were reduced, deferred, or eliminated while still allowing us to meet our customer obligations and develop new business. As 2020 progressed and our sales rebounded, and we were able to obtain additional funds through a forgivable bank loan, we restored our workforce and compensation. Many of these expense reductions were reversed by the end of 2021 when orders picked up and the overall business climate improved. Because the pandemic continues in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations.

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

Revenue. Our 2021 revenue was approximately $13,639,000. Our 2021 revenue represents an increase of 60% compared to 2020. One of our MFO customers accounted for 24% of our 2021 revenue. We believe, among other things, that we need to build a diversified sales pipeline of MFOs, which we believe will increase our consistency and predictability of revenue.

Gross Margin. Our 2021 gross margin was 21.5%, an increase from 18.2% in 2020. This increase was primarily due to our fixed cost base, offset by, a lower margin on equipment sales as described in Results of Operations below.

Profitability. Our 2021 adjusted net loss was approximately $889,000 compared to a 2020 adjusted net loss of approximately $1,239,000. Our adjusted net income (loss) is a key management metric and point of focus for us because it provides a proxy for the cash we generate from operations.

Capital Resources. The effects of the COVID-19 pandemic on our business presented major challenges for us in 2021 and we expect this to be a source of further uncertainty to our business. As discussed elsewhere in this Annual Report, we have taken steps during 2021 to focus on the Company’s core strategy and reduce our operating costs and general and administrative expenses to manage these challenges. We have also taken steps to address overall liquidity via the Offering (as further described in Note 16 Subsequent Events).

Nonetheless, there remain risks and uncertainties regarding our ability to grow revenue and generate sufficient revenues and cash flows. and there can be no assurances that we will be able to raise future capital on commercially reasonable terms, or at all.

Contract Bookings. Our bookings increased in 2021, and our backlog at December 31, 2021, was $10,818,000, an increase of $2,370,000, or 28%, from our December 31, 2020 backlog. During 2021, we had net bookings of $16,009,000, consisting of: (i) $13,543,000 of new sales contracts executed in 2021, (ii) $3,863,000 net positive changes orders, and (iii) $1,397,000 in project cancellations.

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

	For the quarter ended
	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Backlog, beginning balance	$8,198,000	$8,448,000	$11,578,000	$7,987,000	$9,881,000
Net bookings, current period	$3,637,000	$5,497,000	$919,000	$5,600,000	$3,993,000
Recognized revenue, current period	$3,387,000	$2,367,000	$4,510,000	$3,706,000	$3,056,000
Backlog, ending balance	$8,448,000	$11,578,000	$7,987,000	$9,881,000	$10,818,000

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

As has historically been the case at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of December 31, 2021. As of December 31, 2021, $411,000 of our backlog, or 4%, was attributable to customer contracts for which we have only received an initial advance payment to cover our engineering services (“engineering only paid contracts”). There are always risks that the equipment portion of our engineering only paid contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services, there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing, or the customer determines not to proceed with the project due to economic factors, such as declining cannabis wholesale prices in the state.

In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we typically are better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. As of December 31, 2021, 96% of our backlog was attributable to partial equipment paid contracts.

We have provided an estimate in our consolidated financial statements of when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2021 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our Q4 2021 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

Our backlog, remaining performance obligations and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in, or inability to, obtain project financing or licensing or abandonment of the project entirely. Accordingly, there can be no assurance that contracts included in backlog or remaining performance obligations will actually generate revenues or when the actual revenues will be generated. Net bookings and backlog are considered non-GAAP financial measures, and therefore, they should be considered in addition to, rather than as a substitute for, our GAAP measures for recognized revenue, deferred revenue and remaining performance obligations. Further, we can provide no assurance as to the profitability of our contracts reflected in remaining performance obligations, backlog and net bookings.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. For information regarding our critical accounting policies as well as recent accounting pronouncements, see Note 2 of our consolidated financial statements.

Our management has discussed the development and selection of critical accounting estimates with the Board of Directors and the Board of Directors has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, we establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2021, and December 31, 2020, the allowance for doubtful accounts was $181,942 and $165,098, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and obsolete inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established; subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2021, and December 31, 2020, the allowance for excess and obsolete inventory was $91,379 and $93,045, respectively.

Goodwill impairment. Goodwill, defined as unidentified asset(s) acquired in conjunction with a business acquisition, is tested for impairment on an annual basis and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded goodwill in connection with our acquisition of Hydro Innovations in July 2014. We perform a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. We completed this assessment as of December 31, 2021 and concluded that no impairment existed.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2021, and December 31, 2020, we had an accrued warranty reserve amount of $186,605 and $173,365, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2021, and December 31, 2020. Based on the available evidence, we believe it is more likely than not that we will be unable to utilize our net deferred tax assets in the foreseeable future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

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

Allocation of transaction price; standalone selling price. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, we allocate the transaction price to each performance obligation based on standalone selling price. When estimating the selling price, we use various observable inputs. The best observable input is our actual selling price for the same good or service. For engineering services, we estimate the standalone selling price by reference to certain physical characteristics of the project, such as facility size and mechanical systems involved, which are indicative of the scope and complexity of the mechanical engineering services to be provided. For equipment sales, the standalone selling price is determined by forecasting the expected costs of the equipment and then adding an appropriate margin, based on a range of acceptable margins established by management. Depending on the nature of the performance obligations, we may use a combination of different methods and observable inputs if certain performance obligations have highly variable or uncertain standalone selling prices. Once the selling prices are determined, we apply the relative values to the total contract consideration and estimates the amount of the transaction price to be recognized as each performance obligation is fulfilled.

Remaining performance obligations. The revenue standard requires certain quantitative and qualitative disclosures about our remaining performance obligations, which are defined as performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, including (i) the aggregate amount of the transaction price allocated to the remaining performance obligations, and (ii) when we expect to recognize as revenue with respect to such amounts on either: (x) a quantitative basis using appropriate time bands for the duration of the remaining performance obligations, or (y) by using qualitative information. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue on our remaining performance obligations. There are risks that we may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the significant price and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, the uncertainty regarding the COVID-19 virus, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2021. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

Commitments and contingencies. In the normal course of business, we are subject to loss contingencies, such as legal proceedings and claims arising out of our business, that cover a wide range of matters, including, among others, customer disputes, government investigations and tax matters. An accrual for a loss contingency is recognized when it is probable that an asset has been impaired, or a liability has been incurred and the amount of loss can be reasonably estimated.

Results of Operations

Comparison of Years ended December 31, 2021 and 2020

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2021 was $13,639,000 compared to $8,514,000 for the year ended December 31, 2020, an increase of $5,125,000, or 60%. This revenue increase was partly the result of our increased net bookings in 2021 which grew from $7,405,000 in 2020 to $16,009,000 in 2021, or 116%. Our revenue conversion is largely dependent on customer-centric factors—outside of our control—such as industry uncertainty, project financing concerns, the licensing and qualification of our prospective customers, and other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue increased by $3,751,000 from $6,961,000 for the year ended December 31, 2020 to $10,713,000 for the year ended December 31, 2021. The factors impacting this change are discussed below.

The gross profit for the year ended December 31, 2021 was $2,926,000 compared to $1,553,000 for the year ended December 31, 2020. Gross profit margin increased by approximately 3 percentage points from 18.2% for the year ended December 31, 2020 to 21.5% for the year ended December 31, 2021. This decrease was primarily due to our fixed cost base, offset by a lower margin on equipment sales.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,342,000, or 9.8% of total revenue, for the year ended December 31, 2021, as compared to $1,167,000, or 13.7% of total revenue, for the year ended December 31, 2020. The increase of $175,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $191,000, offset by a decrease of $16,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $9,371,000, or 68.7% of total revenue, in the year ended December 31, 2021, as compared to $5,795,000, or 68.1% of total revenue, in the year ended December 31, 2020. In the year ended December 31, 2021, as compared to the prior year, our cost of equipment increased by $3,821,000 primarily due to the increase in revenue and a decrease in our equipment margin of 4.9 percentage points. Additionally in the year ended December 31, 2021 as compared to the year ended December 31, 2020: (i) our travel costs increased by $82,000 and, (ii) our outside engineering costs increased by $38,000, which were offset by (iii) a reduction in warranty expense of $275,000, (iv) a reduction in excess and obsolete inventory expense of $39,000, (v) a decrease in other overhead of $28,000 and, (vi) decreased shipping and handling costs of $23,000.

Operating Expenses

Operating expenses increased by 25% from $3,916,000 for the year ended December 31, 2020 to $4,905,000 for the year ended December 31, 2021, an increase of $989,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $567,000, (ii) an increase in advertising and marketing expenses of $342,000 and, (iii) an increase in product development expenses of $80,000.

The increase in SG&A expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020, was due primarily to: (i) an increase of $327,000 in salaries, benefits and other employee related costs, (ii) an increase of $184,000 in internal commissions and third-party referral fees, (iii) an increase in investor relations of $109,000, (iv) an increase in loss on fixed asset disposals of $63,000, (v) an increase of $52,000 for facility and office expenses, (vi) an increase in travel of $12,000, (vii) an increase in accounting and other professional fees of $8,000, offset by, (viii) a decrease of $75,000 for bad debt expense, (ix) a decrease in stock based compensation of $56,000, and (x) a decrease of $56,000 in depreciation.

The increase in marketing expenses were due primarily to: (i) an increase in advertising and promotion of $131,000, (ii) an increase of $125,000 for industry trade shows and events, (iii) an increase in salaries and benefits of $102,000, (iv) an increase of $13,000 for travel, offset by (v) a decrease of $15,000 in outside marketing services, and (vi) a decrease of $13,000 for web development and other marketing expenses.

The increase in product development costs was primarily due to (i) an increase for consulting of $56,000, and (ii) an increase in material costs of $26,000.

Operating Loss

We had an operating loss of $1,979,000 for the year ended December 31, 2021, as compared to an operating loss of $2,363,000 for the year ended December 31, 2020, a decrease of $384,000, or 16%. The operating loss included $324,000 of non-cash, stock-based compensation expenses and $58,000 for depreciation and amortization in the year ended December 31, 2021, as compared to $406,000 for stock-based compensation and $114,000 of depreciation and amortization for the year ended December 31, 2020. Excluding these non-cash items, our operating loss decreased by $247,000.

Other Income (Expense)

Our other income (net) increased by $37,000 from $604,000 for the year ended December 31, 2020, to $641,000 for the year ended December 31, 2021. The other income for 2021 primarily consisted of (i) $517,000 for loan forgiveness, (ii) $138,000 for ERC credits, (iii) $66,000 in rental income from the sub-lease of a portion of our previous facility, (iv) a $16,000 gain on lease termination, (v) a $13,000 gain from a contract cancellation from 2018, offset by (vi) expense for a legal settlement of $107,000. The 2020 income was primarily due to loan forgiveness of $557,000 and income from a legal judgement of $35,000.

Net Loss

Overall, we had a net loss of $1,338,000 for the year ended December 31, 2021, as compared to a net loss of $1,759,000 for the year ended December 31, 2020, a decrease of $421,000. The net loss included $391,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $58,000 in the year ended December 31, 2021, as compared to non-cash, stock-based compensation expense of $406,000 and depreciation and amortization of $114,000 in the year ended December 31, 2020. Excluding these non-cash items, our net loss decreased by $351,000.

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2021, we had cash and cash equivalents of $2,160,000, compared to cash and cash equivalents of $2,285,000 as of December 31, 2020, a decrease of 5%. The $125,000 decrease in cash and cash equivalents during the year ended December 31, 2021 was primarily the result of cash used in our operating activities and cash provided by our financing activities. Our cash is held in bank depository accounts with certain financial institutions. We currently have deposits with financial institutions that exceed the federally insured amount.

On February 15, 2022, we received the net proceeds from the offering of shares of common stock and warrants to purchase common stock in the amount of $22,029,184.

As of December 31, 2021, we had accounts receivable (net of allowance for doubtful accounts) of $179,000, inventory (net of excess and obsolete allowance) of $378,000, and prepaid expenses and other of $1,274,000 (including $1,069,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability, especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect this exposure to accounts receivable risk to increase as we pursue larger projects.

As of December 31, 2021, we had no indebtedness, total accounts payable and accrued liabilities of $1,346,000, deferred revenue of $2,840,000, accrued equity compensation of $84,000, and the current portion of operating lease liability of $100,000. As of December 31, 2021, we had a working capital deficit of $415,000, compared to a working capital deficit of $2,220,000 as of December 31, 2020.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Because of the economic situation that developed during 2021, we cannot predict the continuing level of working capital that we will have in the future. Additionally, we cannot predict that our future financial position will not deteriorate due to cancelled or delayed contract fulfillment, reduced sales and our ability to perform our contracts.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(3,207,000)	$818,000
Net cash used in investing activities	(57,000)	(9,000)
Net cash provided by financing activities	3,139,000	554,000
Net decrease in cash	$(125,000)	$1,363,000

Operating Activities

We incurred a net loss for the year ended December 31, 2021 of $1,338,000 compared to a net loss for the year ended December 31, 2020 of $1,759,000. We had an accumulated deficit of $28,782,000 as of December 31, 2021.

Cash used in operations for the year ended December 31, 2021 was $3,207,000 compared to cash provided by operations of $818,000 for the year ended December 31, 2020, an increase in cash usage of $4,025,000. The increase was primarily attributable to: (i) an increase in cash used for working capital of $4,300,000, (ii) an increase in non-cash operating charges of $146,000, offset by, (iii) a decrease in net loss of $421,000. Significant non-cash items included: (i) a gain on note payable forgiveness of $517,000, (ii) stock-related compensation of $308,000, (iii) $68,000 for loss on disposal of assets, and (iv) depreciation and amortization expense of $65,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021 was $57,000, compared to cash used in investing activities of $9,000 for the year ended December 31, 2020. The change was related to purchases of property and equipment.

Financing Activities

For the years ended December 31, 2021 and 2020, cash from financing activities was $3,139,000 and $554,000, respectively. Cash flows from financing activities during the year ended December 31, 2021, was the result of cash proceeds from the sale of preferred stock and warrants (net of issuance costs) of $2,625,000. Additionally, the Company entered into a note payable with its current bank in the principal amount of $514,000, for working capital purposes. During the year ended December 31, 2020, the Company entered into a note payable with its current bank in the principal amount of $554,000, for working capital purpose. See Note 8 – Note Payable and Accrued Interest.

February Common Stock Issuance

As more specifically addressed in Note 16 - Subsequent Events in our consolidated financial statements below, the Company was able to raise approximately $22 million through a sale of common stock and warrants. That transaction closed on February 15, 2022.

Capital Raising

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2021, we had an accumulated deficit of $28,781,566, a working capital deficit of $415,171, and negative stockholders’ equity of $3,570,533. On February 15, 2022, the Company issued 5,811,138 shares of its common stock together with 5,811,138 warrants for net proceeds of approximately $22 million. The Company issued a further 1,052,227 warrants to its placement agent: 290,557 in respect of their fees and 761,670 on the exercise of the substantial majority of the 15% overallotment available to them. The 290,557 warrants issued in respect of the placement agent’s fees vest after six months, have a term of 5 years and an exercise price of $5.1625. The 761,670 warrants issued in respect of the overallotment vest immediately, have a term of 5 years and an exercise price of $5.00.

We plan to use these funds to accelerate our organic growth through key employee hires and key investments in product development (such as our controls and preventative maintenance) as well as seek accretive growth through acquisitions and expand our geographic footprint.

Inflation

We have experienced and are likely to continue to face inflationary increases on the cost of products, which may adversely affect our margins. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Contractual Payment Obligations

Refer to Note 3 – Leases of our consolidated financial statements, which are included as part of this Annual Report for further details on our obligations under a lease for our manufacturing and office space.

Commitments and Contingencies

Litigation

The Company settled a litigation with a former employee effective March 30, 2021. While the Company disputed the merits of the claims, the Company agreed to issue an aggregate of 6,667 shares of common stock of the Company, as part of the settlement. These shares were issued on April 8, 2021, as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in Other Expenses during the year ended December 31, 2021. The issuance of the 6,667 shares of common stock (valued at $67,000) has been recognized in common stock issued during the year ended December 31, 2021.

From time to time, in the normal course of our operations, we are subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our operations or our financial position, liquidity or results of operations.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2021, we had no off-balance sheet arrangements. During 2021 and 2020, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 16 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the more significant events occurring since December 31, 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

Under the supervision of management, by our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

The Company did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to our limited number of accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes including revenue, taxes, stock-based compensation and other areas, and place significant reliance on, for our financial reporting.

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

The material weaknesses in internal control over financial reporting as of December 31, 2021, remained unchanged from December 31, 2020. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	63	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	65	Director; Compensation Committee Chair; Audit Committee Member
Nicholas J. Etten	52	Director; Nominating Committee Chair; Audit Committee Member
Troy L. Reisner	54	Director; Audit Committee Chair; Compensation Committee Member
Marion Mariathasan	47	Director; Nominating Committee Member

Certain information with respect to the Company’s current directors is set forth below. The business address of each of the directors is 385 South Pierce Avenue, Suite C, Louisville, Colorado 80027.

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

James R. Shipley (2020)

Mr. Shipley was appointed a director on June 24, 2020. Mr. Shipley recently retired from AgTech Holdings where he was the Chief Strategy Officer of GroAdvisor and the Vice-President of Sales at VividGro since 2017. Since 2017, Mr. Shipley has assisted in design and build consulting along with supply chain management for cultivation operations in 12 states covering more than 500,000 square feet of warehouse indoor cultivation and continues to consult independently with operators in North America. From 2014 to 2017 Mr. Shipley, acting in several executive roles, helped build multiple business lines for MJIC Inc. (now CNSX: MSVN); these roles included being a member of the board of directors, Chairman and President. Mr. Shipley is currently president and a principal in RSX Enterprises Inc., a sales agency and marketing firm that sells and markets equipment for use in controlled environment agriculture on behalf of various manufacturers. Mr. Shipley has been active in the cannabis business, where he has founded various summits such as the Marijuana Investor Summit and been involved in many educational workshops and business expos. Previously, Mr. Shipley was an officer and chief revenue officer with Carrier Access Corporation (CACS), a public company trading on Nasdaq. Prior to Carrier Access, Mr. Shipley worked at Williams Companies in their telecommunications divisions

Mr. Shipley was selected for service on the Board because of his experience in and commitment to the cannabis industry, his demonstrated and consistent record of success as an executive and entrepreneur, and his extensive network of contacts in the cannabis industry.

Nicholas J. Etten (2020)

Mr. Etten was appointed a director on June 24, 2020. Mr. Etten joined Acreage Holdings in 2018 where he served as the Head of Government Affairs until 2021. Acreage is a vertically integrated, multi-state operator of cannabis licenses and assets in the U.S. In 2017 he founded the Veterans Cannabis Project where he continues to serve as Chairman. Veterans Cannabis Project (VCP) is an organization dedicated to advocating on behalf of cannabis access issues for U.S. military veterans. From 2015 to 2017, Mr. Etten set aside his career to provide care for his seriously ill son. Mr. Etten’s career has been focused on the growth equity market, and prior to Acreage, he held positions including Vice President of Global Business Development for FreightWatch International, and Director of Corporate Development for Triple Canopy. Mr. Etten was an investment professional at Trident Capital, where he focused on the cyber-security space, and an investment banker at Thomas Weisel Partners. Mr. Etten served on active duty as a U.S. Navy SEAL officer. He earned an MBA from the J.L. Kellogg Graduate School of Management at Northwestern University, and a BS in political science from the United States Naval Academy.

Mr. Etten was selected for service on the Board because of his experience in and commitment to the cannabis industry, his experience with multi-site cannabis operators, his demonstrated and consistent record of success as an executive, and his extensive network of contacts in the cannabis industry and investment banking world.

Troy L. Reisner (2022)

Troy Reisner was appointed as a director on January 17, 2022. Mr. Reisner is currently the Chief Financial Officer at Keystone Tower Systems, Inc., headquartered in Denver, Colorado where he leads the finance and accounting functions, including raising capital and corporate governance matters, and serves as an executive team member. Prior to joining Keystone, Troy was a partner with the public accounting firm of Deloitte & Touche LLP until his retirement. Troy brings significant cumulative knowledge and expertise in accounting & auditing, including PCAOB auditing standards, M&A transactions, financial due diligence, financial reporting, including expertise in SEC rules, regulations & reporting, internal controls over financial reporting, and capital market and corporate governance experience and expertise.

He earned a B.S. degree in Accounting from Southern Illinois University at Edwardsville and practiced as a Certified Public Accountant for over 30 years and is licensed (inactive) as a CPA in the State of Missouri.

Mr. Reisner was selected for service on the Board because of his long experience in the accounting industry and his experience working with public companies.

Marion Mariathasan (2022)

Marion Mariathasan was appointed as a director on January 17, 2022. Mr. Mariathasan is the CEO and Co-Founder of Simplifya, the cannabis industry’s leading regulatory and operational compliance software platform. The company’s suite of products takes the guesswork out of confusing and continually changing state and local regulations. Featuring SOPs, badge tracking, document storage, tailored reporting and employee accountability features, the company’s Custom Audit software reduces the time clients spend on compliance by up to 45 percent.

Mr. Mariathasan is also a serial entrepreneur who has founded or advised numerous startups. He is currently an investor in 22 domestic and international companies that range from cannabis companies to dating apps - four of which he serves as a board member.

Mr. Mariathasan studied Architecture and Computer Science at the University of Kansas and Computer Information Systems with a minor in Business Management from Emporia State University. Marion is a regular guest speaker at events such as Denver Start-Up Week, Colorado University’s program on social entrepreneurship, various universities on the topic of entrepreneurship and the United Nations Global Accelerator Initiative.

Mr. Mariathasan was selected for service on the Board because of his experience in and commitment to the cannabis industry, his demonstrated and consistent record of success as an executive and entrepreneur, and his extensive network of contacts in the cannabis industry.

Each of the directors on our Board of Directors was elected or appointed because he has demonstrated an ability to make meaningful contributions to our business and affairs and has skills, experience and background that are complementary to those of our other Board members.

Director Independence

The Nasdaq marketplace rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent, or, if a listed company has no nominations committee, that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors. The Nasdaq marketplace rules further require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

Our Board has affirmatively determined that each of Messrs. Shipley, Etten, Mariathasan, and Reisner qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq.

Audit Committee

Our Board has established an Audit Committee, which as of the date of this report consists of three independent directors, Mr. Reisner (Chairman), Mr. Shipley and Mr. Etten. The committee’s primary responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. The Audit Committee also considers the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources. The Audit Committee annually will conduct an enterprise fraud risk assessment, and generally will oversee the enterprise risk assessment and management process framework to insure monitoring for identification, assessment and mitigation of all significant enterprise risk. The Audit Committee will oversee compliance with the code of ethics of the Company and assess waivers of the code. At least annually, the Audit Committee will review and approve all related party transactions that are required to be disclosed publicly in the Company SEC reports.

The Committee may act in reliance on management, the Company’s independent auditors, internal auditors, and advisors and experts, as it deems necessary or appropriate. The Committee has the power, in its discretion, to conduct any investigation it deems necessary or appropriate to enable it to carry out its duties.

The Board has determined that each of our Audit Committee members are independent of management and free of any relationships that, in the opinion of the Board, would interfere with the exercise of independent judgment and are independent, as that term is defined under the enhanced independence standards for audit committee members in the Exchange Act and the rules promulgated thereunder.

The Board has determined that Mr. Reisner is an “audit committee financial expert,” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each of the members of the Audit Committee shall be financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

Compensation Committee

Our Board has established a Compensation Committee, which as of the date of this report consists of two independent directors, Mr. Shipley (Chairman), and Mr. Reisner. The committee’s primary responsibilities include approving corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives, determining and approving executive officer compensation, including base salary and incentive awards, making recommendations to the Board regarding compensation plans, and administering our stock plan.

Our Compensation Committee determines and approves all elements of executive officer compensation. It also provides recommendations to the Board with respect to non-employee director compensation. The Compensation Committee may not delegate its authority to any other person, other than to a subcommittee.

The Company compensation policies for executive officers has two fundamental objectives: (i) to provide a competitive total compensation package that enables the Company to attract and retain highly qualified executives with the skills and experience required for the achievement of business goals; and (ii) to align certain compensation elements with the Company’s annual performance goals. With respect to each of the Company’s executive officers, the total compensation that may be awarded, including base salary, discretionary cash bonuses, annual stock incentive awards, stock options, restricted stock units and other equity awards, and other benefits and perquisites will be evaluated by the committee. Under certain circumstances, the committee may also award compensation payable upon termination of the executive officer under an employment agreement or severance agreement (if applicable). The Board recognizes that its overall goal is to award compensation that is reasonable when all elements of potential compensation are considered. The committee believes that cash compensation in the form of base salary and discretionary cash bonuses provides our executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options, restricted stock units and other equity awards aligns the objectives of management with those of our stockholders with respect to long-term performance and success. The Board also has historically focused on the Company’s financial condition when making compensation decisions and approving performance objectives and compensation has been weighted more heavily toward equity-based compensation. The committee will continue to periodically reassess the appropriate weighting of cash and equity compensation in light of the Company’s expenditures in connection with commercial operations and its cash resources and working capital needs.

Nominating Committee

Our Board has established a Nominating Committee, which as of the date of this report consists of two independent directors, Mr. Etten (Chairman), and Mr. Mariathasan. The committee’s primary responsibilities include identifying individuals qualified to serve on the Board as directors and on committees of the Board, establishing procedures for evaluating the suitability of potential director nominees consistent with the criteria approved by the Board, reviewing the suitability for continued service as a director when his or her term expires and at such other times as the committee deems necessary or appropriate, and determining whether or not the director should be re-nominated, and reviewing the membership of the Board and its committees and recommending making changes, if any.

In evaluating director nominees, the Nominating Committee will generally consider the following factors:

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

There are no stated minimum criteria for director nominees, although the committee may consider such factors as it may deem are in the best interests of the Company and its stockholders. The Nominating Committee also believes it is appropriate for certain key members of our management to participate as members of the Board of Directors.

The Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, or if the Nominating Committee decides not to re-nominate a member for re-election, the committee identifies the desired skills and experience of a prospective director nominee in light of the criteria above, or determines to reduce the size of the Board. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, nor do we anticipate doing so in the future.

Stockholder Communications with Directors

Stockholders may communicate with the Board by sending a letter to the Corporate Secretary, CEA Industries Inc., 385 South Pierce Avenue, Suite C, Louisville, Colorado 80027. Each communication must set forth the name and address of the stockholder on whose behalf the communication is sent and should indicate in the address whether the communication is intended for the entire Board, the non-employee directors as a group or an individual director. Each communication will be screened by the Corporate Secretary or his designee to determine whether it is appropriate for presentation to the Board or any specified director(s). Examples of inappropriate communications include junk mail, spam, mass mailings, resumes, job inquiries, surveys, business solicitations and advertisements, as well as unduly hostile, threatening, illegal, unsuitable, frivolous, patently offensive or otherwise inappropriate material. Communications determined to be appropriate for presentation to the Board, or the director(s) to whom they are specifically addressed, will be submitted to the Board or such director(s) on a periodic basis. Any communications that concern accounting, internal control or auditing matters will be handled in accordance with procedures adopted by the Board of Directors.

Code of Ethics

Our Board has adopted a Code of Ethics, which is available for review on our website at www.ceaindustries.com and is also available in print, without charge, to any stockholder who requests a copy by writing to us at CEA Industries Inc., 385 South Pierce Avenue, Suite C, Louisville, Colorado 80027 Attention: Corporate Secretary. Each of our directors, employees and officers, including our Chief Executive Officer, and all of our other principal executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Ethics relating to any of our executive officers or directors in the past year.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In 2021, the Board held four meetings. Each of our directors attended 100% of the Board meetings that were held during the periods when he was a director and 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. The Board also took a number of actions by unanimous consent, pursuant to Nevada corporate law and our by-laws. We do not have a policy requiring that directors attend our annual meetings of stockholders.

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

Based solely on our review of the copies of such reports furnished to us, we believe that during the fiscal year ended December 31, 2021, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act. Subsequent to December 31, 2021, due to an administrative oversight, Mr. Shipley filed a late Form 4 report, on January 18, 2022, indicating the acquisition of 3,125 nonqualified stock options on January 3, 2022, and, Mr. Etten filed a late Form 4 report, on January 18, 2022, indicating the acquisition of 3,125 nonqualified stock options on January 3, 2022 Additionally, Mr. Mariathasan filed a late Form 3 report on January 21, 2022 and a late Form 4 report, on January 21, 2022, indicating the acquisition of 3,367 restricted stock units on January 17, 2022. Mr. Reisner filed a late Form 3 report on January 21, 2022, and a late Form 4 report, on January 21, 2022, indicating the acquisition of 3,367 restricted stock units on January 17, 2022. The delayed filings of the reports for both Mr. Mariathasan and Mr. Reisner were due to the time it took to obtain their Edgar codes.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Positions
Anthony K. McDonald	63	Chief Executive Officer and President; Director
Ian K. Patel	48	Chief Financial Officer, Treasurer and Secretary*

*Mr. Patel commenced employment in the aforestated positions on March 11, 2022, replacing Mr. Brian Knaley, who resigned on February 18, 2022.

Mr. McDonald’s biographical information is included with such information for the other members of our Board.

Mr. Patel served as an advisor to Maxwell Financial Labs, LLC, from October 2021 to March 2022. From July 2018 through September 2021, he served as Vice President of Finance and Investor Relations for FourPoint Energy LLC, where he was responsible for finance, treasury, corporate development and strategy. Prior to FourPoint, Mr. Patel served as Chief Financial Officer of S&A Resources, LLC, a private equity backed oil and gas company. Mr. Patel began his career as an investment banker with Citigroup and Goldman Sachs. During his investment banking career, Mr. Patel executed over $30 billion of M&A/advisory assignments and led capital market transactions of over $15 billion for clients. Mr. Patel holds an MBA from the Wharton School at the University of Pennsylvania, a JD from Harvard Law School, and a BS from the University of California at Riverside.

Item 11. Executive Compensation

Director Compensation Program

On August 20, 2021, the Board of Directors revised the previously adopted equity-based compensation plan and adopted a new compensation plan for independent directors (the “Plan”). The Plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the Effective Date of the Plan.

The Company will pay its independent directors an annual cash fee of $15,000, payable quarterly in advance on the first business day of each calendar quarter, retroactive commencing July 1, 2021, as consideration for their participation in: (i) any regular and special meetings of the Board and any committee participation and meetings thereof that are attended in person, (ii) any telephonic and other forms of electronic meetings of the Board or of any committee thereof in which the director is a member, (iii) any non-meeting consultations with the Company’s management, and (iv) any other services provided by them in their capacities as directors. In addition, on the first business day of January each year after the Effective Date, each independent director will receive a grant of Non-Qualified Stock Options valued at $15,000. As part of the retroactive compensation, each independent director on the Board as of the Effective Date will receive an additional grant of Non-Qualified Stock Options valued at $7,500 for service in 2021.

Subsequent to the financial statement date, on January 17, 2022, the Board of Directors revised the previously adopted compensation plan. This plan supersedes the plan adopted on August 20, 2021. The Plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the Effective Date.

The plan is divided into two phases: from the Effective Date of the Plan until February 9, 2022, the day prior to the uplisting of the Company to Nasdaq. (“Pre-uplist”) and from February 10, 2022, the uplist date forward (“Post-uplist”).

Pre-uplist phase: The Company paid its independent directors an annual cash fee of $15,000, payable quarterly in advance on the first business day of each quarter, as consideration for their participation in: (i) any regular or special meetings of the Board or any committee thereof attended in person, (ii) any telephonic meeting of the Board or any committee thereof in which the director is a member, (iii) any non-meeting consultations with the Company’s management, and (iv) any other services provided by them in their capacities as directors (other than services as the Chairman of the Board, the Chairman of the Company’s Audit Committee, and the Committee Chairman).

At the time of initial election or appointment, each independent director received an equity retention award in the form of restricted stock units (“RSUs”). The aggregate value of the RSUs at the time of grant was to be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the date immediately prior to the date of grant. Vesting of the RSUs was as follows: (i) 50% at the time of grant, and (ii) 50% on the first anniversary of the grant date.

In addition, on the first business day of January each year, each independent director will also receive an equity retention award in the form of RSUs. The aggregate value of the RSUs at the time of grant will be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the date immediately prior to the date of grant. These RSUs will be fully vested at date of grant.

The Company pays the Audit Committee Chairman an additional annual fee of $10,000, payable quarterly in advance, for services as the Audit Committee Chairman.

The Company pays the Chairmen of any other committees of the Board an additional annual fee of $5,000, payable quarterly in advance, for services as a Committee Chairman.

There is no additional compensation paid to members of any committee of the Board. Interested (i.e. Executive directors) serving on the Board do not receive compensation for their Board service.

Post-uplist phase: The Company will pay its independent directors an annual cash fee of $25,000, payable quarterly in advance on the first business day of each quarter. All other terms remain the same.

Each director is responsible for the payment of any and all income taxes arising with respect to the issuance of common stock and the vesting and settlement of RSUs.

The Company reimburses independent directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on the Company’s behalf.

All independent directors, Messrs. Shipley, Etten, Reisner, and Mariathasan are subject to the Plan.

Each independent director is responsible for the payment of any and all income taxes arising with respect to the issuance of any equity awarded under the plan, including the exercise of any non-qualified stock options.

Employee directors do not receive separate fees for their services as directors.

Indemnification; Insurance

Under the Nevada Revised Statutes and pursuant to our charter and bylaws, as currently in effect, the Company may indemnify the Company’s officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our officers and directors pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

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

The Company may secure insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company for any liability arising out of his actions, regardless of whether the Nevada Revised Statues would permit indemnification. The Company currently has obtained liability insurance for its officers and directors.

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2021 to the individuals who served as our independent directors during such period.

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2), (3)	Total
James R. Shipley	$7,500	$-	$7,500	$15,000
Nicholas J. Etten	$7,500	$-	$7,500	$15,000

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2021, included in this Annual Report.

(3) Reflects grant to each independent director on August 20, 2021, of non-qualified stock options to purchase 769 shares of the Company’s common stock.

The aggregate number of non-qualified stock options held as of December 31, 2021, by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units	Total
James R. Shipley	7,436	–	7,436
Nicholas J. Etten	7,436	–	7,436

(1) Includes grant to each independent director on June 24, 2020, of non-qualified stock options to purchase 6,667 shares of the Company’s common stock and a grant to each independent director on August 20, 2021, of non-qualified stock options to purchase 769 shares of the Company’s common stock.

In accordance with the August 20, 2021 director compensation plan, non-qualified stock options to purchase 3,125 shares of the Company’s common stock were issued on January 3, 2022 to both Mr. Shipley and Mr. Etten. Additionally, on January 4, 2022, cash fees of $3,750 were paid to both directors.

Subsequent to the financial statement date, the following cash fees were paid to directors based on the January 17, 2022 compensation plan.

Name	Cash Fees Paid
James R. Shipley	$1,250
Nicholas J. Etten	$1,250
Troy L. Reisner	$6,250
Marion Mariathasan	$3,750

Subsequent to the financial statement date, the following restricted stock units were issued to directors based on the January 17, 2022 compensation plan.

Name	Shares Underlying Restricted Stock Units
Troy L. Reisner	3,367
Marion Mariathasan	3,367

These restricted stock units are subject to the vesting schedule detailed in the compensation plan. 50% vested at the time of grant and 50% will vest on the first anniversary of the grant date.

Disclosure Relating to Former Directors

Mr. Keating was a Director of the Company until his resignation in March 2020. During the period from January 1, 2020 until his resignation, Mr. Keating received $7,500 in fees paid or earned in cash and non-qualified stock options to purchase 1,667 shares of the Company’s common stock valued at $14,625 in respect of the annual 2020 grant in recognition of his prior services to the Company.

Mr. Simonton was a Director of the Company until his resignation in March 2020. During the period from January 1, 2020 until his resignation, Mr. Keating received $7,500 in fees paid or earned in cash and non-qualified stock options to purchase 1,667 shares of the Company’s common stock valued at $14,625 in respect of the annual 2020 grant in recognition of his prior services to the Company.

Executive Compensation

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	2021	$216,731	$50,000	$73,498	$360,378	$-	$-	$49,383	$722,339
	2020	$174,593	$20,000	$-	$58,532	$-	$-	$15,314	$243,240

Richard B. Knaley - Chief Financial Officer and Treasurer (3)	2021	$120,192	$-	$-	$122,000	$-	$-	$4,275	$246,467

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2020 or 2021, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2021, included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2020 and 2021 years. Bonus includes cash bonus paid in recognition of services rendered and contributions to the Company’s performance in 2020 and 2021. 2021 stock awards include 6,803 shares of common stock issued in relation to a new employment agreement effective November 24, 2021. 2021 option awards include non-qualified stock options to purchase 1,791 shares of common stock awarded in February 2021, pursuant to the 2020 Incentive Compensation Plan, incentive stock options to purchase 40,816 shares of common stock, and non-qualified stock options to purchase 4,453 shares of common stock both awarded in the November 24, 2021 employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). 2020 option awards include non-qualified stock options to purchase 6,667 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2019. The options vested and became exercisable on the grant date. Other compensation in 2020 and 2021 includes (i) employer-paid portion of health plan benefits ($7,780 and $8,282, respectively), (ii) employer matching contributions under our 401(k) plan ($7,535 and $10,685, respectively), and (iii) other fringe benefits and taxes ($0 and $30,416, respectively).

(3) Mr. Knaley was appointed Chief Financial Officer and Treasurer in June 2021. Amounts presented include all compensation for Mr. Knaley for 2021. Option awards include non-qualified stock options to purchase 2,000,000 shares of common stock awarded subject to his employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation includes the employer-paid portion of health plan benefits.

Mr. Knaley resigned his position as Chief Financial Officer effective February 18, 2022, and the options to purchase the shares under the common stock award were terminated on March 20, 2022.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (1) (2) (3)	33,333	–	–	$13.35	11/28/2028	–	–	–	–
	6,667	–	–	$10.50	1/2/2030	–	–	–	–
	1,791	–	–	$19.50	2/16/2031	–	–	–	–
	15,089	30,179	–	$7.35	11/24/2031	–	–	–	–
Richard B. Knaley (4)	1,667	11,667	–	$9.15	6/28/2031

(1) On November 28, 2018, we granted to Mr. McDonald non-qualified stock options to purchase 33,333 shares of common stock under our 2017 Equity Incentive Plan, of which: (i) 6,667 options vested and became exercisable on the grant date, (ii) 13,333 options vested and became exercisable on December 31, 2019, and (iii) 13,333 options vested and became exercisable on December 31, 2020. On January 2, 2020, we granted to Mr. McDonald non-qualified stock options to purchase 6,667 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2019, which options vested and became exercisable on the grant date. On February 16, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 1,791 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2020, which options vested and became exercisable on the grant date.

(2) On November 24, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 4,452 shares of common stock under our 2021 Equity Incentive Plan, of which: (i) 1,484 options vested and became exercisable on the grant date, (ii) 1,484 options will vest and became exercisable on November 24, 2022, and (iii) 1,484 options will vest and became exercisable on November 24, 2023. Also on November 24, 2021, we granted to Mr. McDonald incentive stock options to purchase 40,815 shares of common stock under our 2021 Equity Incentive Plan of which: (i) 13,605 options vested and became exercisable on the grant date, (ii) 13,605 options will vest and became exercisable on November 24, 2022, and (iii) 13,605 options will vest and became exercisable on November 24, 2023. These grants were in accordance with a new Executive Employment Agreement effective November 24, 2021.

(3) On November 24, 2021, we granted Mr. McDonald 6,803 restricted shares of common stock under our 2021 Equity Incentive Plan, in accordance with a new Executive Employment Agreement effective November 24, 2021.

(4) On June 28, 2021, we granted to Mr. Knaley non-qualified stock options to purchase 13,333 shares of common stock under our 2017 Equity Incentive Plan, of which: 1,667 options vested and became exercisable on the grant date. The balance of the non-qualified options were to vest and become exercisable as follows: (i) 2,780 on June 30, 2022, (ii) 4,433 June 30, 2023, and (iii) 4,453 June 30, 2024. These options were in accordance with his Employment Agreement effective June 28, 2021. Mr. Knaley resigned on February 18, 2022, and all the foregoing options terminated on March 20, 2022.

Compensation Arrangements with Named Executive Officers

Anthony K. McDonald

On November 24, 2021, the Company entered into an employment agreement with Mr. McDonald, the Company’s Chief Executive Officer and President. The initial term of the employment agreement commenced on November 24, 2021, for a one-year term that is automatically extended for an additional three years upon completion by the Company of a “qualified offering.” After the initial term (as may be extended), the employment agreement automatically renews for one-year periods unless notice of non-renewal is given 90 days prior to the end of the then expiring term. A qualified offering is (A) the closing of a sale of the securities of the Company, whether in a private placement or pursuant to an effective registration statement under the Securities Act of 1933, or (B) the occurrence of an up-listing event (i.e., having the Company’s stock quoted on an alternative trading platform from the Over-the-Counter (OTC) exchange to a major stock exchange).

Mr. McDonald will be paid an annualized base salary of $275,000 per year, which increased to $350,000 per year upon the completion of the Qualified Offering on February 15, 2022. The base salary will be reviewed at least annually prior to the end of each calendar year to ascertain whether, in the judgment of the board of directors, it should be increased for the next calendar year. Mr. McDonald is eligible to receive an annual incentive bonus under the Company’s annual incentive compensation plan and policy for each full completed calendar year of employment during the term as determined by the board of directors in its sole discretion. Mr. McDonald will be eligible for an annual target bonus of fifty percent of the base salary. Payment of the annual bonus may be made in the form of cash, stock, or a combination thereof, as determined in the sole discretion of the board of directors. Mr. McDonald will also receive an immediate cash amount of $50,000, payable promptly after the signing of the employment agreement.

Mr. McDonald, at the signing of the employment agreement was issued 6,803 shares of common stock, which has an aggregate fair market value of $50,000, and was paid a gross up on that amount for federal state and local income tax. Mr. McDonald was awarded a stock option to purchase 45,269 shares of common stock under the 2021 Stock Award Plan, that was approved by shareholders, with an exercise price of $7.35 per share, the price of a share of common stock on the day immediately prior to the signing of the employment agreement. The vesting of the options is at the rate of one-third on each of the date of the signing of the employment agreement and the first and second anniversary of the signing of the employment agreement. The option, once vested, is exercisable for ten years from the date the employment contract was signed. Vesting will be accelerated upon a change of control of the Company and certain termination events.

Mr. McDonald is entitled to participate in the Company employee benefit plans, including any group health and welfare insurance and profit sharing and 401(k) plans that are sponsored generally by the Company for its employees, as may be offered from time to time. Notwithstanding the foregoing, the Company may modify or terminate any employee benefit plan at any time. Mr. McDonald will be entitled to vacation, personal days, sick days and expense reimbursement. If Mr. McDonald’s employment is terminated for cause, due to death, due to disability or voluntary resignation, he will be paid his base salary to the date of termination, any unpaid annual bonus, COBRA benefits and any unpaid expense reimbursement. If he is terminated without cause or he resigns for good reason, then he will be paid one year’s base salary, and the annual bonus for that year. The employment agreement has typical activity restrictions for non-solicitation of customers and employees of the Company and covenants for confidentiality, non-competition, inventions and protection of Company intellectual property.

Separately from his prior employment agreement dated November 28, 2018, on January 2, 2020, the Board awarded Mr. McDonald a special one-time grant of non-qualified stock options to purchase 6,667 shares of the Company’s common stock and a $20,000 cash bonus, in recognition of his services as the Company’s Chief Executive Officer during 2019. These non-qualified stock options were immediately vested on the date of grant, had a term of 10 years, and had an exercise price of $10.50 per share, the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date. Further, on February 16, 2021, Mr. McDonald was awarded non-qualified stock options to purchase 1,791 shares of common stock under our 2017 Equity Incentive Plan. This grant was based on his performance during 2020. The options vested and became exercisable on the grant date. The associated equity compensation expense was accrued during 2020.

Ian K. Patel

Mr. Patel is employed on an at will basis, provided that either the Company or Mr. Patel may terminate his employment agreement, at any time, with or without cause, by providing the other party with 30-days’ prior written notice. In the event Mr. Patel’s employment is terminated by the Company without cause, Mr. Patel will be entitled to receive his base salary for an additional 30 days. Mr. Patel will receive an annualized base salary of $275,000, and he also is eligible to receive an annual incentive bonus as described in the Company’s Annual Incentive Compensation Plan and Policy. Mr. Patel is entitled to participate in those various employee benefits that the Company generally offers to its employees from time to time. The employment agreement also provides for typical activity restrictions such as non-competition and assignment of invention provisions.

As part of his compensation pursuant to his employment agreement, on March 11, 2022, the Board granted Mr. Patel non-qualified stock options to purchase up to 15,000 shares of the Company’s common stock, which vest as follows: (i) 2,000 options vested and became exercisable on the grant date, (ii) 3,000 options vest and become exercisable on March 11, 2023, if Mr. Patel continues to be employed by the Company on that date, (iii) 5,000 options vest and become exercisable on March 11, 2024, if Mr. Patel continues to be employed by the Company on that date, and (iv) 5,000 options vest and become exercisable on March 11, 2025, if Mr. Patel continues to be employed by the Company on that date. The exercise price of these options is $2.20 and was based on the closing price of the Company’s common stock on March 10, 2022. In the event of a change of control involving the Company, any unvested stock options will become vested on the date of the change of control, provided Mr. Patel is employed on the date of the change of control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth the shares of our common stock beneficially owned by (i) each of our directors, (ii) each of our named executive officers, (iii) all of our directors and executive officers as a group, and (iv) all persons known by us to beneficially own more than 5% of our outstanding common stock as of the date of the filing of this report.

The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 29, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o CEA Industries Inc. 385 South Pierce Avenue, Suite C, Louisville, CO 80027.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Anthony K. McDonald (3)	64,999	*	%
James R. Shipley (4)	10,561	*	%
Nicholas J. Etten (5)	10,561	*	%
Troy L. Reisner (6)	1,684	*	%
Marion Mariathasan (7)	1,684	*	%

Executive Officers who are not Directors
Ian K. Patel (8)	2,000	*	%
Executive Officers and Directors as a Group	91,488	*	%

5% or More Stockholders
Lind Global Partners II, LLC (9)	400,000	5.1%
Maier J. Tarlow (10)	424,113	5.4%

*Represents less than 0.1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 7,784,444 shares of the Company’s common stock issued and outstanding as of March 29, 2022.

(3) Includes 56,881 shares of common stock issuable upon the exercise of options exercisable within 60 days and does not include 30,180 shares of common stock that become exercisable in the future.

(4) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(5) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(6) Includes 1,684 shares of common stock issued as restricted stock units and does not include 1,683 shares of restricted stock units issuable in the future.

(7) Includes 1,684 shares of common stock issued as restricted stock units and does not include 1,683 shares of restricted stock units issuable in the future.

(8) Includes 2,000 shares of common stock issuable upon the exercise of options exercisable within 60 days and does not include 13,000 shares of common stock that become exercisable in the future.

(9) Jeff Easton is the managing member of Lind Global Partners II LLC, which is the general partner of Lind Global Fund II LP. Mr. Easton has the sole voting and dispositive power with respect to the shares held by Lind Global Fund II LP. The address of the fund is 444 Madison Avenue, Floor 41, New York, New York 10022. The foregoing is based on a Schedule 13G filed on February 23, 2022, with the Securities and Exchange Commission.

(10) Represents 141,371 shares held by 3i LP 84-3800874, 141,371 shares held by 3i Management LLC 84-3590483 and 141,371 shares held by Maier Joshua Tarlow, for a total of 424,113 shares of common stock. Each of the foregoing entities claim shared voting and dispositive authority over the shares. The office address of the reporting persons is 140 Broadway, 38th Floor, New York, NY 10005. The foregoing is based on a Schedule 13G filed on February 25, 2022, with the Securities and Exchange Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

On January 7, 2021, the Company entered into a consulting agreement with RSX Enterprises, Inc. (RSX), a company controlled by Mr. James R. Shipley, a director of the Company. RSX provided consulting services to the Company focused on product offerings, engineering requirements, key customer marketing outreach, and related matters, as mutually determined by the Company and RSX. The Company paid a monthly consulting fee of $6,500 for up to 50 hours per month for the various consulting activities undertaken and provided for reimbursement of expenses. The total amount paid on this agreement was $19,500. The term of the agreement was set for three months. Any intellectual property developed by RSX will belong to the Company, and the contract provides for typical indemnification obligations and confidentiality provisions.

The company entered into a manufacturer representative agreement with RSX Enterprises in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021, with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the year ended December 31, 2021, the Company paid $42,639 in commissions under this agreement.

During 2021, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

Company Policy Regarding Related Party Transactions

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. The Company has a code of business conduct and ethics that generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the code of business conduct and ethics can generally only be obtained from the Audit Committee of the Board and are publicly disclosed as required by applicable law and regulations.

In addition, the Audit Committee of the Board will review all related party transactions for potential conflict of interest situations on an ongoing basis (if such transactions are not reviewed and overseen by another independent body of the Board). In accordance with that policy, the Audit Committee’s practice is to review and oversee any transactions that are reportable as related party transactions under the Financial Accounting Standards Board (“FASB”) and SEC rules and regulations. Management advises the Board on a regular basis of any such transaction that is proposed to be entered into or continued and seeks approval.

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2021. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees of SGA and ACM for the years ended December 31, 2021 and 2020, respectively:

	2021		2020
Audit Fees	$97,500		$116,000
Audit-Related Fees	32,800		-
Tax Fees	7,850	(1)	21,000	(2)
Other Fees	-		-
Total	$105,350		$137,000

(1) Tax fees in 2021 relate to tax returns for the 2020 year
(2) Tax fees in 2020 relate to tax returns for the 2019 year

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

Pre-Approval Policy

Our Audit Committee of the Board pre-approves all services to be provided by our independent registered public accounting firm.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of CEA Industries Inc. are filed as part of this Annual Report on Form 10-K:

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

CEA Industries Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CEA Industries Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CEA Industries Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Draper, UT
March 29, 2022

CEA Industries Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

ASSETS
Current Assets
Cash and cash equivalents	$2,159,608	$2,284,881
Accounts receivable (net of allowance for doubtful accounts of $181,942 and $165,098, respectively)	179,444	33,480
Inventory, net	378,326	327,109
Prepaid expenses and other	1,273,720	1,037,823
Total Current Assets	3,991,098	3,683,293
Noncurrent Assets
Property and equipment, net	77,346	147,732
Goodwill	631,064	631,064
Intangible assets, net	1,830	7,227
Deposits	14,747	-
Operating lease right-of-use asset	565,877	343,950
Total Noncurrent Assets	1,290,864	1,129,973

TOTAL ASSETS	$5,281,962	$4,813,266

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,345,589	$1,784,961
Deferred revenue	2,839,838	3,724,189
Accrued equity compensation	83,625	128,434
Other liabilities	37,078	-
Current portion of operating lease liability	100,139	266,105
Total Current Liabilities	4,406,269	5,903,689

NONCURRENT LIABILITIES
Other liabilities	-	74,156
Operating lease liability, net of current portion	486,226	169,119
Total Noncurrent Liabilities	486,226	243,275

TOTAL LIABILITIES	4,892,495	6,146,964

Commitments and Contingencies (Note 11)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 3,300 and 0 issued and outstanding, respectively	3,960,000	-
Total Temporary Equity	3,960,000	-

SHAREHOLDERS’ DEFICIT
Preferred stock; 150,000,000 shares authorized
Series A Preferred stock, $0.00001 par value; 0 and 42,030,331 shares issued and outstanding, respectively	-	420
Common stock, $0.00001 par value; 850,000,000 and 350,000,000 shares authorized, respectively; 1,600,835 and 1,576,844 shares issued and outstanding, respectively	16	16
Additional paid in capital	25,211,017	26,109,509
Accumulated deficit	(28,781,566)	(27,443,643)
Total Shareholders’ Deficit	(3,570,533)	(1,333,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,281,962	$4,813,266

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2021	2020
Revenue, net	$13,638,558	$8,514,272

Cost of revenue	10,712,563	6,961,305

Gross profit	2,925,995	1,552,967

Operating expenses:
Advertising and marketing expenses	772,139	430,012
Product development costs	469,703	390,229
Selling, general and administrative expenses	3,662,668	3,095,350
Total operating expenses	4,904,510	3,915,591

Operating loss	(1,978,515)	(2,362,624)

Other income (expense):
Other income (expense), net	627,592	$621,340
Interest expense	(2,832)	$(17,432)
Gain on lease termination	15,832	$-
Total other income (expense)	640,592	603,908

Loss before provision for income taxes	(1,337,923)	(1,758,716)

Income taxes	-	-

Net loss	$(1,337,923)	$(1,758,716)

Convertible Preferred Series B Stock Redemption Value Adjustment	$(2,262,847)	$-
Convertible Preferred Series B Stock Dividends	(67,447)	-
Dividend on Redemption of Series A Preferred Stock	(20,595)	-

Net Loss Available to Common Shareholders	$(3,688,812)	$(1,758,716)

Loss per common share – basic and dilutive	$(2.33)	$(1.12)

Weighted average number of common shares outstanding, basic and dilutive	1,582,869	1,574,454

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

	Series A Preferred Stock		Common Stock			Additional
	Number of Shares	Amount	Number of Shares	Number of Shares to be Issued	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2019	42,030,331	$420	1,521,444	10,400	$15	$25,328,861	$(25,684,927)	$(355,631)
Common shares issued in settlement of restricted stock units and award of stock bonuses	-	-	55,400	(10,400)	1	(1)	-	-
Fair value of vested restricted stock units awarded to employees	-	-	-	-	-	25,163	-	25,163
Fair value of vested stock options accrued in 2019 and issued to employees and directors in 2020	-	-	-	-	-	503,466	-	503,466
Fair value of vested stock options granted to employees and directors	-	-	-	-	-	252,020	-	252,020
Net loss	-	-	-	-	-	-	(1,758,716)	(1,758,716)
Balance December 31, 2020	42,030,331	$420	1,576,844	-	$16	$26,109,509	$(27,443,643)	$(1,333,698)

	Series A Preferred Stock		Common Stock			Additional
	Number of Shares	Amount	Number of Shares	Amount		Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	1,576,844	$16		$26,109,509	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	6,667	-	*	67,000	-	67,000
Fair value of vested stock options granted to employees	-	-	-	-		298,040	-	298,040
Fair value of vested stock options granted to directors	-	-	-	-		21,174	-	21,174
Issuance of series B preferred stock and warrants, net	-	-	-	-		927,721	-	927,721
Receipt of series B preferred stock subscription receivable								-
Conversion of series A preferred stock to common	(42,030,331)	(420)	2,802	-	*	420	-	-
Issuance of common stock in settlement of accrued interest	-	-	7,719	-	*	67,447	-	67,447
Issuance of restricted common stock to employee	-	-	6,803	-	*	50,000	-	50,000
Accrued interest on Series B preferred stock	-	-	-	-		(67,447)	-	(67,447)
Adjustment to redemption value of Series B preferred stock	-	-	-	-		(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-		-	(1,337,923)	(1,337,923)
Balance December 30, 2021	-	$-	1,600,835	$16		$25,211,017	$(28,781,566)	$(3,570,533)

‘* denotes an amount of less than $1

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,337,923)	$(1,758,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	65,372	120,103
Gain on forgiveness of note payable	(517,032)	(557,203)
Share-based compensation	240,780	277,183
Common stock issued for other expense	67,000	-
Provision for doubtful accounts	16,844	13,425
Provision for excess and obsolete inventory	(1,666)	21,669
Gain on lease termination	(15,832)	-
Loss on disposal of assets	67,567	4,124
Amortization of ROU asset	204,521	190,183

Changes in operating assets and liabilities:
Accounts receivable	(162,808)	91,452
Inventory	(49,551)	882,466
Prepaid expenses and other	(235,897)	(768,333)
Accounts payable and accrued liabilities	(476,450)	26,157
Deferred revenue	(884,350)	2,279,717
Accrued interest	2,832	3,203
Lease deposit	(14,747)	-
Operating lease liability, net	(259,475)	(135,828)
Accrued equity compensation	83,625	128,434
Net cash (used in)/provided by operating activities	(3,207,190)	818,036

Cash Flows from Investing Activities
Purchases of property and equipment	(68,657)	(9,332)
Proceeds from the sale of property equipment	11,500	-
Net cash used in investing activities	(57,157)	(9,332)

Cash Flows from Financing Activities
Cash proceeds from sale of preferred stock and warrants, net of issuance costs	2,624,874	-
Proceeds from issuance of note payable	514,200	554,000
Net cash provided by financing activities	3,139,074	554,000

Net change in cash and cash equivalents	(125,273)	1,362,704
Cash and cash equivalents, beginning of period	2,284,881	922,177
Cash and cash equivalents, end of period	$2,159,608	$2,284,881

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Adjustment of carrying value of series B preferred stock to redemption value	$2,262,847	-
Options issued for accrued equity compensation	$128,434	$-
Accrued Series B dividend payable settled in shares of common stock	$67,447	$-
Series A Preferred Stock converted into shares of common stock	$420	$-
Dividend on Redemption of Series A Preferred Stock settled in shares of common stock	$20,595	$-
Right of Use asset arising on new office lease	$582,838	$-

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Note 1 – Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (CEA) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, our principal technologies include: (i) liquid-based process cooling systems and other climate control systems, (ii) air handling equipment and systems, (iii) a full-service engineering package for designing and engineering commercial scale thermodynamic systems specific to cultivation facilities, and (iv) automation and control devices, systems and technologies used for environmental, lighting and climate control. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or its related products.

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

Due to the speed with which the COVID-19 pandemic developed and the resulting uncertainties, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long-run to avoid reduced sales, increased losses and reduced operating cash flows in our business.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. In prior year consolidated financial statements, management’s assessment was that there was substantial doubt as to the Company’s ability to raise equity or debt financing in sufficient amounts, when and if needed, on acceptable terms or at all, in order to provide assurances that the Company would be able to continue as a going concern. The Company continues to experience recurring losses since its inception, and currently shows negative cash flows from operations and negative working capital as of December 31, 2021. As a result, in order to continue as a going concern, the Company has been reliant on the ability to obtain additional sources of financing to fund growth. As indicated in Note 16 – Subsequent Events, on February 15, 2022, the Company received approximately $22,000,000 in proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the date the consolidated financial statements are available to be issued. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Reverse Stock Split

On January 17, 2022, the Company’s Board of Directors approved a reverse stock split at a ratio of one-for-one hundred and fifty. Such reverse stock split was implemented effective January 27, 2022. The par value for the Common Stock was not affected.

As a result of this reverse stock split, the number of the Company’s shares of common stock issued and outstanding as of December 31, 2021, was reduced from 240,125,224 to 1,600,835.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of December 31, 2021, the balance in the Company’s account was approximately $2,160,000. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on the Company’s review, it establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2021, and December 31, 2020, the allowance for doubtful accounts was $181,942 and $165,098, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2021, and December 31, 2020, the allowance for excess and obsolete inventory was $91,379 and $93,045, respectively.

CEA Industries Inc.

Notes to Consolidated Financial Statement

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

Long-lived Assets

Long-lived tangible assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2021 and 2020.

Goodwill and Intangible Assets

The Company recorded goodwill in connection with its acquisition of Hydro in July 2014. Goodwill is reviewed for impairment annually on December 31st or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually during the fourth quarter by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit. The Company completed this assessment as of December 31, 2021 and concluded that no impairment existed.

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

Due to their short-term nature, the carrying values of accounts receivable, accounts payable, and accrued expenses, approximate fair value.

Leases

The Company accounts for leases in accordance with ASC 842. The Company determines whether a contract is a lease at contract inception or for a modified contract at the modification date. At inception or modification, the Company recognizes right-of-use (“ROU”) assets and related lease liabilities on the balance sheet for all leases greater than one year in duration. Lease liabilities and their corresponding ROU assets are initially measured at the present value of the unpaid lease payments as of the lease commencement date. If the lease contains a renewal and/or termination option, the exercise of the option is included in the term of the lease if the Company is reasonably certain that a renewal or termination option will be exercised. As the Company’s leases do not provide an implicit rate, the Company uses an estimated incremental borrowing rate (“IBR”) based on the information available at the commencement date of the respective lease to determine the present value of future payments. The IBR is determined by estimating what it would cost the Company to borrow a collateralized amount equal to the total lease payments over the lease term based on the contractual terms of the lease and the location of the leased asset.

Operating lease payments are recognized as an expense on a straight-line basis over the lease term in equal amounts of rent expense attributed to each period during the term of the lease, regardless of when actual payments are made. This generally results in rent expense in excess of cash payments during the early years of a lease and rent expense less than cash payments in later years. The difference between rent expense recognized and actual rental payments is typically represented as the spread between the ROU asset and lease liability.

The Company’s facilities operating leases have lease and non-lease fixed cost components, which we account for as one single lease component in calculating the present value of minimum lease payments. Variable lease and non-lease cost components are expensed as incurred.

The Company does not recognize ROU assets and lease liabilities for short-term leases that have an initial lease term of 12 months or less. The Company recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date. As of December 31, 2021, and December 31, 2020, there were no derivative financial instruments.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

The following table sets forth the Company’s revenue by source:

	For the Years Ended December 31,
	2021	2020
Equipment and systems sales	$12,754,131	$7,730,371
Engineering and other services	683,689	568,131
Shipping and handling	200,738	215,770
Total revenue	$13,638,558	$8,514,272

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of December 31, 2021, and 2020, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2021, and December 31, 2020, deferred revenue, which was classified as a current liability, was $2,839,838 and $3,724,189, respectively.

For the year ended December 31, 2021, the Company recognized revenue of $3,358,578 related to the deferred revenue at January 1, 2021, or 90%. For the year ended December 31, 2020, the Company recognized revenue of $1,103,447 related to the deferred revenue at January 1, 2020, or 76%.

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

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

As of December 31, 2021, the Company’s remaining performance obligations, or backlog, was $10,818,000, of which $411,000, or 4%, was attributable to customer contracts for which the Company has only received an initial advance payment to cover the allocated value of the Company’s engineering services (“engineering only paid contracts”). There is the risk that the equipment portion of these engineering only paid contracts will not be completed or will be delayed. The reasons include the customer being dissatisfied with the quality or timeliness of the Company’s engineering services, delay or abandonment of the project because of the customer’s inability to obtain project financing or licensing, or other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn or change in business direction. After the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), the Company is typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2021, includes booked sales orders of $1,663,000 from several customers that the Company does not expect to be realized until 2023, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled.

The remaining performance obligations expected to be recognized through 2023 are as follows:

	2022	2023	Total
Remaining performance obligations related to engineering only paid contracts	$-	$411,000	$411,000
Remaining performance obligations related to partial equipment paid contracts	9,155,000	1,252,000	10,407,000
Total remaining performance obligations	$9,155,000	$1,663,000	$10,818,000

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2021, and December 31, 2020, the Company had an accrued warranty reserve amount of $186,605 and $173,365, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Sales

Cost of sales includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Three customers accounted for 24%, 10% and 10% of the Company’s revenue for the year ended December 31, 2021. Three customers accounted for 28%, 11% and 10% of the Company’s revenue for the year ended December 31, 2020.

The Company’s accounts receivable from two customers made up 68% and 23%, respectively, of the total balance as of December 31, 2021. The Company’s accounts receivable from two customers made up 48%, and 38%, respectively, of the total balance as of December 31, 2020.

Three suppliers accounted for 29%, 11% and 10% of the Company’s purchases of inventory for the year ended December 31, 2021, and three suppliers accounted for 27%, 25% and 12% of the Company’s purchases of inventory for the year ended December 31, 2020.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2021 and December 31, 2020, the Company incurred $469,703 and $390,229, respectively, on product development.

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

On February 16, 2021, the Company’s Board of Directors (the “Board”) approved annual incentive compensation awards to certain employees payable in non-qualified stock options, based on the Company’s performance and each employee’s contributions to such performance for the 2020 year. The non-qualified stock options were granted, were not subject to an additional service requirement and were immediately vested at the date of the grant. The final amount of the annual incentive compensation award, and number of non-qualified stock options granted, were determined, and communicated to the employees. The estimated compensation expense of $128,434 related to the 2020 incentive awards was accrued as of December 31, 2020. Since such incentive awards were settled in non-qualified stock options, the accrued compensation expense was classified as a current liability until the number of non-qualified stock options was fixed pursuant to a grant by the Board. At that time, the incentive awards of $128,434 became equity-classified.

For the year ended December 31, 2021, $83,625 was recorded in respect of the 2021 annual incentive compensation awards. The final amount of the awards was approved by the Compensation Committee and Board of Directors on March 16, 2022. The number of non-qualified stock options to be granted will be determined on April 1, 2022, and communicated to the employees. The estimated expense was accrued as accrued equity compensation at December 31, 2021.

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

Share-based compensation costs (including expenses from the accrued compensation liabilities related to the annual incentive awards subsequently settled in non-qualified stock options) totaled $324,405 and $405,617 for the years ended December 31, 2021 and 2020, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020:

	For the Years Ended December 31,
	2021	2020
Share-based compensation expense included in:
Cost of revenue	$17,331	$31,006
Advertising and marketing expenses	7,938	8,333
Product development costs	11,025	21,882
Selling, general and administrative expenses	288,111	344,396
Total share-based compensation expense included in consolidated statement of operations	$324,405	$405,617

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of December 31, 2021, and December 31, 2020, 115,684 and 194,757 potential common share equivalents from Series B Preferred Stock warrants and options, respectively, were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

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

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2020, the FASB issued ASU 2020-06: “Accounting for Convertible Instruments and Contracts In An Entity’s Own Equity” (“ASU 2020-06”) ASU 2020-06 simplifies the accounting for certain convertible instruments by removing the separation models for convertible debt with a cash conversion feature and for convertible instruments with a beneficial conversion feature. As a result, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available. Entities may adopt the ASU 2020-06 using either a full or modified retrospective approach, and it is effective for interim and annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2020. The Company early adopted ASU 2020-06 on January 1, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company’s adoption of this ASU has not had a material impact on its consolidated results of operations, cash flows and financial position.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Leases

The Boulder Facility Lease

On June 27, 2017, the Company entered into a lease for its manufacturing and office space (the “Boulder Facility Lease”), which commenced September 29, 2017 and continued through August 31, 2022. The Company occupied a 12,700 square foot space for $12,967 per month until January 1, 2018. On January 2, 2018, the leased space was expanded to 18,952 square feet, and the monthly rental rate increased to $18,979 until August 31, 2018. Beginning September 1, 2018 and 2019, the monthly rent increased to $19,549 and $20,135, respectively. On each September 1 through the end of the lease, the monthly rent was to be increased by 3%. Pursuant to the Boulder Facility Lease, the Company made a security deposit of $51,000 on July 31, 2017. The deposit of $1,600 paid to the previous owner of the property was forwarded to the current landlord. The Company had the option to renew the Boulder Facility Lease for an additional five years. Additionally, the Company was to pay the actual amounts for property taxes, insurance, and common area maintenance. The Boulder Facility Lease agreement contained customary events of default, representations, warranties, and covenants.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Under the Boulder Facility Lease, the landlord agreed to pay the Company or the Company’s contractors for tenant improvements made by the Company not to exceed $100,000, which were used for normal tenant improvements. The Company determined that these improvements were not specialized and could be utilized by a subsequent tenant and, as such, the improvements were considered assets of the lessor. As of January 1, 2019, the unamortized amount of tenant improvement allowance of $81,481 was treated as a reduction in measuring the right-of-use asset.

Upon adoption of ASC 842 on January 1, 2019, the Company recognized its Boulder Facility Lease on the balance sheet as an operating lease right-of-use asset in the amount of $714,416 and as a lease liability of $822,374. The lease liability was initially measured as the present value of the unpaid lease payments at adoption and the ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease adoption date, plus any initial direct costs incurred less any lease incentives received. The renewal option to extend the Boulder Facility Lease was not included in the right-of-use asset or lease liability, as the option was not reasonably certain to be exercised. The Company regularly evaluated the renewal option and if it is reasonably certain of exercise, the Company would have included the renewal period in its lease term.

During 2020, the Company entered into an agreement with its landlord to apply its rent deposit of $52,600 to rent payments due during the period. The deposit required on the lease will be reduced to approximately $32,000 and will be payable in 12 monthly installments from January through December of 2021. Further, the landlord also agreed to defer payment of fifty percent of the three months of lease payments (base rent only) for the period July to September 2020. The deferred lease payments amount to approximately $30,000 and were payable in 12 monthly installments from January to December 2021.

On April 30, 2021, the Company entered into an agreement to sublease approximately 6,900 square feet of its office and manufacturing space. The sublease commenced on April 30, 2021 and was to continue on a month-to-month basis until either party gives 30-days’ notice. Subject to the provision to terminate on 30-days’ notice, the sublease was to end upon termination of the Company’s Boulder Facility Lease Agreement with the landlord. Rent was initially charged at $5,989 per month and increased to $11,978 per month effective July 1, 2021. The Sublessor was also responsible for its prorated share of utilities and other related costs. This new sublease did not change the Company’s legal relationship or financial obligations with its landlord. Consequently, the Company continued to be responsible for all the remaining financial obligations under the Boulder Facility Lease agreement with the landlord. Accordingly, entering into the new sublease did not impact the carrying value of the Company’s operating lease right of use asset or operating lease liability. Moreover, after an initial two-month transitional period, the rental rate per square foot under the new sublease was identical to the rental rate per square foot for the Company’s existing lease with its landlord which indicated that there was no impairment to the carrying value of the Company’s operating lease right of use asset.

On July 27, 2021, the Company entered into a Boulder Facility Lease Termination Agreement with its landlord for the 18,952 square foot office and manufacturing facility in Boulder, CO, which was previously contracted to expire on August 31, 2022. The termination provided for the Company to vacate the facility no later than November 15, 2021. In exchange for early termination from its lease obligation, the Company paid a nominal lease termination fee on July 28, 2021. The termination was also contingent upon a successor tenant executing a new lease with the landlord and the Company paying the remaining deferred rent and security deposit amounts. The landlord and successor tenant entered into a lease agreement on July 27, 2021. The remaining deferred rent and security deposit was be paid in conjunction with the final rent payment. As a result of the lease termination, effective November 15, 2021, the Company removed the outstanding balances relating to the Boulder Facility Lease right of use asset and lease liability from its balance sheet and recorded a $15,832 gain on lease extinguishment which has been recognized in other income.

CEA Industries Inc.

Notes to Consolidated Financial Statement

The New Facility Lease

On July 28, 2021, the Company entered into an agreement to lease 11,491 square feet of office and manufacturing space (the “New Facility Lease”), in Louisville, CO. The New Facility lease commenced on November 1, 2021 and continues through January 31, 2027. From November 2021 through January 2022, the monthly rent was abated. Beginning February 2022, the monthly rent is $10,055 and will increase by 3% annually every November through the end of the New Facility Lease term. Pursuant to the New Facility Lease, the Company made a security deposit of $14,747. The Company has the option to renew the New Facility Lease for an additional five years. Additionally, the Company pays the actual amounts for property taxes, insurance, and common area maintenance. The New Facility Lease agreement contains customary events of default, representations, warranties, and covenants.

Upon commencement of the New Facility Lease, the Company recognized on the balance sheet an operating lease right-of-use asset and lease liability in the amount of $582,838. The lease liability was initially measured as the present value of the unpaid lease payments at commencement and the ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. The renewal option to extend the New Facility Lease is not included in the right-of-use asset or lease liability, as the option is not reasonably certain to be exercised. The Company regularly evaluates the renewal option and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	As of December 31, 2021	As of December 31, 2020
Operating lease right-of-use asset	$565,877	$343,950
Operating lease liability, current	$100,139	$266,105
Operating lease liability, long-term	$486,226	$169,119

Remaining lease term	5.1 years	1.7 years
Discount rate	3.63%	5.00%

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	For the Year Ended December 31,
	2021	2020
Operating cash outflow from operating lease	$257,961	$160,934

Future annual minimum under non-cancellable operating leases as of December 31, 2021 were as follows:

Years ended December 31,
2022	$111,204
2023	124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	645,374
Less imputed interest	(59,009)
Present value of minimum lease payments	$586,365

CEA Industries Inc.

Notes to Consolidated Financial Statement

Note 4 – Inventory

Inventory consisted of the following:

	December 31, 2021	December 31, 2020
Finished goods	$272,199	$201,778
Work in progress	1,050	4,231
Raw materials	196,456	214,145
Allowance for excess & obsolete inventory	(91,379)	(93,045)
Inventory, net	$378,326	$327,109

Overhead expenses of $13,589 and $17,974 were included in the inventory balance as of December 31, 2021 and 2020, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Furniture and equipment	$274,472	$398,422
Vehicles	15,000	15,000
Leasehold improvements	-	215,193
	289,472	628,615
Accumulated depreciation	(212,126)	(480,883)
Property and equipment, net	$77,346	$147,732

Depreciation expense amounted to $64,937 for the year ended December 31, 2021, of which $6,109 was allocated to cost of revenue, $1,527 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $119,524 for the year ended December 31, 2020, of which $5,115 was allocated to cost of revenue, $1,279 was allocated to inventory, with the remainder recorded as selling, general and administrative expense.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2021	2020
Patents	$-	$8,110
Website development costs	22,713	22,713
Trademarks	1,830	1,830
	24,543	32,653
Accumulated amortization	(22,713)	(25,426)
Intangible assets, net	$1,830	$7,227

Patents when issued are amortized over 14 years, and web site development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. Amortization expense for intangibles amounted to $434 and $579 for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company wrote-off $8,110 and $4,124, respectively, related to patents that had been abandoned.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$616,056	$918,639
Sales commissions payable	27,592	48,263
Accrued payroll liabilities	322,873	288,071
Product warranty accrual	186,605	173,365
Other accrued expenses	192,463	356,623
Total	$1,345,589	$1,784,961

The December 31, 2020 accounts payable and other accrued expenses included $402,651 relating to a one-time warranty issue experienced on three customers’ projects. The expenses related to parts and labor to repair units that had been delivered to these customers prior to year-end. Since the issue was limited to these three projects and is not anticipated to reoccur in the future, we have made no adjustment to the ongoing 1% warranty reserve that we accrue on all sales.

Note 8 – Note Payable and Accrued Interest

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

During the year ended December 31, 2021, interest of $2,832 was accrued, respectively, in respect of this note payable.

On November 30, 2021, the Company received notice from the bank that its loan received on February 10, 2021, in the principal amount of $514,200 and all accrued interest of $2,832, was fully forgiven. This gain on loan forgiveness was recorded as Other Income in the Statement of Operations during the year.

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

Note 9 – Temporary Equity

Series B Redeemable Convertible Preferred Stock

On September 28, 2021, the Company sold to an institutional investor (the “Investor”), 3,300 shares of Series B Convertible Preferred Stock, stated value $1,000 per share, currently convertible into 385,965 shares of common stock, and a warrant to purchase up to 192,982 shares of common stock (“Investor Warrant”), for an aggregate purchase price of $3,000,000 (“Consideration”). The Company received net proceeds of approximately $1,260,000 on September 28, 2021, and the balance of approximately $1,365,000 on November 4, 2021, following completion of an amendment to the certificate of incorporation to increase the number of authorized shares of common stock and redeem the outstanding Series A Preferred Stock, as required by the Investor.

The Series B Preferred Stock has an annual dividend of 8% and has an initial common stock conversion price of $8.55. The conversion rate is subject to adjustment in various circumstances, including stock splits, stock dividends, pro rata distributions, fundamental transactions and upon a triggering event and subject to reset if the common stock of the Company sold in any subsequent equity transaction, including a qualified offering, is sold at a price below the then conversion price.

The Series B Preferred Stock is mandatorily convertible on the third anniversary of its issuance. All conversions of the Series B Preferred Stock are subject to a blocker provision of 4.99%.

The Company will reserve 200% of the number of shares of common stock into which the Series B Preferred Stock and Investor Warrant may be converted or exercised.

The Series B Preferred Stock is redeemable at the demand by the holders, at 120% of the stated value of $1,000, at any time after the earlier of (x) the consummation by the Company of a qualified offering, or (y) the first anniversary of the issuance of the Series B Preferred Shares.

The Investor was granted a right of participation in future private offerings and has agreed to a 180-day lock-up in connection with a qualified offering. A “qualified offering” is the first public offering after the sale of the Series B Preferred Stock in which the common stock of the Company is listed on a national exchange.

CEA Industries Inc.

Notes to Consolidated Financial Statement

The Investor Warrant may be exercised until September 28, 2024, at an initial exercise price of $9.45, subject to adjustment. The Investor Warrant provides for cashless exercise if the underlying shares of common stock are not registered for resale, and all issuances of common stock upon exercise are subject to a 4.99% blocker provision.

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

The Company engaged ThinkEquity LLC (“ThinkEquity”) as its placement agent and paid a total cash fee of 9%, or $270,000, and its expenses, less prepaid expenses, and issued to ThinkEquity and its designees warrants to purchase up to an aggregate of 34,737 shares of common stock. The exercise price of the warrant initially will be $10.40 per share, subject to typical adjustment provisions, and exercisable for a term of three years. The warrant has registration rights.

Probability of Redemption: As it was considered probable the Series B Preferred stock will become redeemable outside of the Company’s control, the Series B Preferred stock needs to be disclosed as temporary equity and restated at the balance sheet date at its redemption value of 120% the stated value of $1,000 per share, or $3,960,000. As a result, the Company has adjusted the carrying value of the Series B Preferred Stock to its redemption value of $3,960,000 and recorded a $2,262,847 non-cash redemption value adjustment. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes; accordingly, the redemption value adjustment is therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders’” on the Company’s Consolidated Statements of Operations. In addition, since the Company does not have a balance of retained earnings, the redemption value adjustment was recorded against additional paid-in capital.

Note 10 – Related Party Agreements and Transactions

Agreements and Transaction with Company’s Co-Founders

Consulting Agreement

On January 7, 2021, the Company entered into a consulting agreement with RSX Enterprises, Inc. (RSX), a company controlled by Mr. James R. Shipley, a director of the Company. RSX provided consulting services to the Company focused on product offerings, engineering requirements, key customer marketing outreach, and related matters, as mutually determined by the Company and RSX. The Company paid a monthly consulting fee of $6,500 for up to 50 hours per month for the various consulting activities undertaken and provide for reimbursement of expenses. The total amount paid on this agreement was $19,500. The term of the agreement was set for three months. Any intellectual property developed by RSX will belong to the Company, and the contract provides for typical indemnification obligations and confidentiality provisions.

The company entered into a manufacturer representative agreement with RSX Enterprises in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021, with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the year ended December 31, 2021, the Company paid $42,639 in commissions under this agreement.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Note 11 – Commitments and Contingencies

Litigation

The Company settled a litigation with a former employee effective March 30, 2021. While the Company disputed the merits of the claims, the Company agreed to issue an aggregate of 6,667 shares of common stock of the Company, as part of the settlement. These shares were issued on April 8, 2021, as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in Other Expenses during the year ended December 31, 2021. The issuance of the 6,667 shares of common stock (valued at $67,000) has been recognized in common stock issued during the year ended December 31, 2021.

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

Note 12 – Preferred and Common Stock

Preferred Stock

As of December 31, 2021, and December 31, 2020, the Company had 150,000,000 shares of Preferred Stock authorized at a $0.00001 par value.

CEA Industries Inc.

Notes to Consolidated Financial Statement

A further discussed in Note 16 Subsequent Events below, effective January 17, 2022, the Board of Directors approved a reduction in the number of authorized shares of preferred stock from 150,000,000 to 25,000,000 shares of preferred stock.

Series A Preferred Stock

As of December 31, 2021, and December 31, 2020, the Company has 0 and 42,030,331 shares of Series A Preferred Stock issued and outstanding, respectively.

Effective November 4, 2021, the Company redeemed all 42,030,331 shares of Series A Preferred Stock issued and outstanding for the issuance of 2,802 shares of common stock.

The $20,595 excess in the fair value of the 2,802 shares of common stock ($21,015) issued over the book value of the 42,030,331 shares of Series A Preferred Stock ($420) redeemed has been accounted for as a deemed dividend to Series A Preferred shareholders.

Series B Preferred Stock

As of December 31, 2021, and December 31, 2020, the Company has 3,300 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

As further described in Note 9 – Temporary Equity above, on September 28, 2021, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Investor purchased from the Company 3,300 shares of Series B Preferred Stock with a stated value of $1,000 per share, or $3,300,000 of stated value in the aggregate (“Series B Preferred Stock”), and a warrant to purchase up to 192,982 shares of common stock of the Company (“Investor Warrant”), for an aggregate purchase price of $3,000,000 (“Consideration”).

Common Stock

As of December 31, 2021, and December 31, 2020, the Company was authorized to issue 850,000,000 and 350,000,000 shares of common stock, respectively, with a par value of $0.00001 per share.

Effective November 3, 2021, the Company increased the number of authorized shares of common stock from 350,000,000 to 850,000,000.

As further discussed in Note 16 – Subsequent Events below, effective January 17, 2022, the Company’s Board of Directors approved a reduction in the number of authorized shares of common stock from 850,000,000 to 200,000,000 shares of common stock.

As of December 31, 2021, and December 31, 2020, the Company has 1,600,835 and 1,576,844 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2021, the Company issued shares of its common stock as follows:

●	On April 8, 2021, the Company issued 6,667 shares of common stock, valued at $67,000 as part of a legal settlements as further described in Note 11 – Commitments and Contingencies – Litigation above.

●	On November 4, 2021, the Company issued 2,802 shares of common stock, valued at $21,015 to redeem 42,303,331 shares of Series A Preferred Stock as further described in Note 12 – Preferred and Common Stock – Series A Preferred Stock above.

●	On November 24, 2021, the Company issued 6,803 shares of its common stock, valued at $50,000, to the CEO, pursuant to a new Executive Employment Agreement, under the 2021 Equity Incentive Plan as further described in Note 14 Equity Incentive Plans below.

●	On December 30, 2021, the Company issued 7,719 shares of its common stock, valued at $39,368 in settlement of $67,448 dividends that had accrued on the Series A Preferred Stock. The $28,080 gain on settlement of this related party liability has been recognized in additional paid in capital

CEA Industries Inc.

Notes to Consolidated Financial Statement

Consequently, effective December 31, 2021, 1,600,835 shares of common stock were issued and outstanding.

During the year ended December 31, 2020, the Company did not issue any shares of its common stock in a private, non-registered transaction.

During the year ended December 31, 2020, the Company issued shares of its common stock under the 2017 Equity Plan as follows:

●	6,667 shares to an employee in settlement of certain RSUs that vested on December 31, 2019.

●	3,733 shares pursuant to a special incentive stock bonus approved by the Board for the period ended December 31, 2019.

●	45,000 shares in settlement of RSUs to a former employee after taking measures to mitigate the Company’s exposure to penalties and liability for the failure to properly withhold income taxes, as further discussed in Note 11 – Commitments and Contingencies, Litigation above.

Consequently, effective December 31, 2020, 1,576,844 shares of common stock were issued and outstanding

Note 13 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended December 31, 2021 and 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Remaining Life	Intrinsic
	Outstanding	Price	In Months	Value

Outstanding at December 31, 2019	260,727	$36.00	9	$0

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(210,310)	$(34.50)	-	$0

Outstanding at December 31, 2020	50,417	$37.50	6	$0

Issued	222,719	$9.59	36	-

Exercised	-	-	-	-

Expired	(50,417)	$37.50	-	$0

Outstanding at December 31, 2021	227,719	$9.59	33	$0

CEA Industries Inc.

Notes to Consolidated Financial Statement

The following table summarizes information about warrants outstanding at December 31, 2021.

	Warrants	Weighted Average
Exercise price	Outstanding	Months Outstanding

9.45	192,982	33

10.40	34,737	33
	227,719	33

Warrants Issued to Investment Bank

Pursuant to a certain agreement for services rendered in connection with the conversion of the Series 2 Convertible Notes, during the year ended December 31, 2017, the Company issued to an investment bank or its designees a warrant (“Banker Warrant”) to purchase, at an exercise price $52.50 per share, 3,333 shares of the Company’s common stock. The Banker Warrants were fully vested on the date of issuance, were exercisable beginning December 20, 2017, and expired unexercised on June 20, 2020.

Q1 2017 Warrants

In March 2017, the Company issued 111,875 investment units, for aggregate gross proceeds of $2,685,000, or $24.00 per unit. Each unit consisted of one hundred and fifty shares of the Company’s common stock and one hundred and fifty warrants for the purchase of one share of the Company’s common stock (“Q1 2017 Warrants”); however, one investor declined receipt of the warrant to purchase 3,125 shares of the Company’s common stock. Pursuant to the Q1 2017 Warrants, the holder thereof may at any time on or after six months after the issuance date and on or prior to the close of business on the date that is the third anniversary of the issuance date, purchase up to the number of shares of the Company’s common stock as set forth in the respective warrant. The exercise price per share of the common stock under the Q1 2017 Warrants is $39.00, subject to customary adjustments as provided in the warrant. Each Q1 2017 Warrant was callable at the Company’s option commencing six months from the issuance date, provided the closing price of the Company’s common stock was $63.00 or greater for five consecutive trading days. Commencing at any time after the date on which such call condition was satisfied, the Company had the right, upon 30 days’ notice to the holder, to redeem the warrant shares at a price of $1.50 per warrant share. The holder could have exercised the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. These warrants expired unexercised in March 2020.

Q4 2017 Warrants

In December 2017, the Company issued 98,227 investment units for aggregate proceeds of $1,768,080, or $18.00 per unit. Each unit consisted of one hundred and fifty shares of the Company’s common stock and one hundred and fifty warrants for the purchase of one share of the Company’s common stock (“Q4 2017 Warrants”). The Q4 2017 Warrants had an exercise price of $30.00 per share, subject to customary adjustments as provided in the warrant, and had a term of three years. The Q4 2017 Warrants were callable at the Company’s option, provided the closing price of the Company’s common stock was $54.00 or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company had the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $1.50 per share, but such redemption could not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder could exercise the warrant at any time (in whole or in part) prior to the redemption date at the exercise price. These warrants expired unexercised in December 2020.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Q2 2018 Warrants

In June 2018, the Company completed a private placement offering of investment units, with each unit consisting of one share of the Company’s common stock and one Q2 2018 Warrant. The Q2 2018 Warrants have an exercise price of $37.5 per share of the common stock underlying each warrant, subject to customary adjustments as provided in the warrant. The Q2 2018 Warrants are exercisable commencing July 1, 2018 until June 30, 2021. The Q2 2018 Warrants are callable at the Company’s option, beginning on July 1, 2019 until the expiration thereof on June 30, 2021, provided the closing price of the Company’s common stock is $60.00 (subject to adjustment as provided in the warrant) or greater for five consecutive trading days. Commencing at any time after the date on which the call condition is satisfied, the Company has the right, upon notice to the holders, to redeem the shares of common stock underlying each warrant at a price of $1.50 per share, but such redemption may not occur earlier than sixty-one (61) days following the date of the receipt of notice by the holder. The holder may exercise the warrant (in whole or in part) prior to the redemption date at the exercise price. These warrants expired unexercised in June 2021.

Q3 2021 Warrants

On September 28, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the investor purchased from the Company 3,300 shares of convertible Series B Preferred Stock with a stated value of $1,000 per share, or $3,300,000 of stated value in the aggregate, and a warrant to purchase up to 192,982 shares of common stock of the Company (the “Q3 2021 Warrants”), for an aggregate purchase price of $3,000,000. The warrant is exercisable until September 28, 2024, at an initial exercise price of $9.45, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights.

Warrants Issued to Placement Agent

In connection with the sale of the shares of convertible Series B Preferred described above, the Company issued 34,737 warrants to the placement agent and its designees (the “Placement Agent Warrants”). Half of the warrants were issued on September 28, 2021, and the second half were issued on November 3, 2021, and are exercisable until September 28, 2024 and November 3, 2024, respectively. The exercise price per share of the placement agent warrants is $10.40, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights.

Note 14 – Equity Incentive Plans

2017 Equity Incentive Plan

Under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), the Board of Directors (the “Board”) (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 333,333 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, the shares will, to the extent of such forfeiture, expiration, or termination, again be available for awards under the 2017 Equity Plan.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 666,667 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Equity Incentive Plan Issuances During 2021

During the year ended December 31, 2021, the Company issued 6,803 shares of its common stock under the 2021 Equity Incentive Plan.

During the year ended December 31, 2021, the Company granted awards for 67,046 stock options, 40,816 as incentive stock options and 26,230 as non-qualified stock options as further described below.

Of the total stock options granted, 20,239 were non-qualified stock options under the 2017 Equity Plan and 46,807 stock options were issued under the 2021 Equity Plan, 40,816 as incentive stock options and 5,991 as non-qualified stock options.

During the year ended December 31, 2021, 2,341 non-qualified stock options under the 2017 Equity Plan were forfeited by employees who ceased to be employed by the Company during the course of the year.

As of December 31, 2021, stock options related to 209,045 shares were issued and outstanding.

As of December 31, 2021, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards related to 162,238 options remain outstanding, and 7,403 shares remain available for future equity awards.

As of December 31, 2021, of the 666,667 shares authorized under the 2021 Equity Plan, 6,803 relate to restricted shares issued, 5,991 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options and 613,057 shares remain available for future equity awards.

There was $277,422 in unrecognized compensation expense for unvested stock options at December 31, 2021 which will be recognized over approximately 2.5 years.

Restricted Stock Awards

During the year ended December 31, 2021, the Company awarded 6,803 shares of restricted stock under the 2021 Equity Incentive Plan with a value of $50,000 to the Chief Executive Officer in accordance with a new Executive Employment Agreement effective November 24, 2021.

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

CEA Industries Inc.

Notes to Consolidated Financial Statement

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 148.87% - 152.51%; expected term of 5 - 10 years and risk-free interest rate 1.2% - 1.64%.

Employee and Consultant Options

A summary of the stock options granted to employees and consultants under the 2017 Equity Plan and the 2021 Equity Incentive Plan during the years ended December 31, 2021 and 2020 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2019	67,567	$14.40	7.7	$-
Granted	44,113	$10.50	10.0
Exercised	-
Forfeited	-
Expired	(16,673)	$15.15	4.3
Outstanding, December 31, 2020	95,007	$12.45	7.1	$-
Granted	65,508	$9.00	10.0	$-
Exercised	-
Forfeited	(2,341)	$16.83	7.0	$-
Expired	-
Outstanding, December 31, 2021	158,174	$10.99	7.6	$-
Exercisable, December 31, 2021	116,328	$12.12	6.8	$-

A summary of non-vested stock options activity for employees and consultants under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2021 and 2020 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2019	13,333	$11.25	$-	$149,534
Granted	44,113	$8.85		$387,199
Vested	(57,446)	$9.30		$536,733
Forfeited	-			$-
Expired	-			$-
Nonvested, December 31, 2020	-	$-	$-	$-
Granted	65,508	$8.85	$-	$575,711
Vested	(23,662)	$10.65	$-	$(252,571)
Forfeited	-			$-
Expired	-			$-
Nonvested, December 31, 2021	41,846	$7.65	$-	$323,140

For the years ended December 31, 2021 and 2020, the Company recorded $169,746 and $189,568 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. The expense for 2021 was comprised of $56,752 for non-qualified stock options and $112,994 for incentive stock options. As of December 31, 2021, there was $277,422 in unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and 2021 Equity Plan during the years ended December 31, 2021 and 2020 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2019	6,000	$20.25	7.6	$-
Granted	43,333	$8.55	8.5
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding, December 31, 2020	49,333	$10.05	4.5	$-
Granted	1,539	$9.75	10.0	$-
Exercised	-
Forfeited/Cancelled	-
Expired	-
Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Exercisable, December 31, 2021	50,872	$10.02	6.6	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2021 and 2020 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value		Grant-Date Fair Value

Nonvested, December 31, 2019	-	-		$-
Granted	43,333	$8.55			$373,000
Vested	(36,667)	$9.45			$344,000
Forfeited	-	-			$-
Expired	-	-			$-
Nonvested, December 31, 2020	6,666	$4.35		$3,400	$29,000
Granted	1,539	$9.75	$		$15,000
Vested	(8,205)	$5.40		$4,431	$(44,000)
Forfeited	-
Expired	-
Nonvested, December 31, 2021	-			$-	$-

During the years ended December 31, 2021 and 2020, the Company incurred $21,174 and $62,452, respectively, as compensation expense related to 8,205 and 10,000 vested options, respectively, issued to directors. As of December 31, 2021, there was no unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Effective January 2, 2020, the Company issued 26,667 fully vested stock options to directors valued at $234,126 in respect of a 2019 special equity award that had been accrued for in full in the Company’s financial statements at December 31, 2019.

Further on January 2, 2020, the Company issued an additional 3,333 fully vested, non-qualified stock options under the 2017 Equity Plan valued at $29,266 to directors. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $10.50.

Effective June 24, 2020, the Company issued 13,333 non-qualified stock options under the 2017 Equity Plan, valued at $39,600, to newly appointed directors. The options vested 50% upon grant and 50% on April 1, 2021, if the Director remains on the Board up to that time. The options have a term of 5 years and have an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $4.35.

Effective August 20, 2021, the Company issued 1,538 non-qualified stock options under the 2021 Equity Plan to its directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $9.75.

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the years ended December 31, 2021 and 2020 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2019	50,333	$19.20	$-
Granted	-	-
Vested and settled with share issuance	(45,00)	$18.15
Forfeited/cancelled	(5,333)	$23.10
Outstanding, December 31, 2020	-		$-
Granted	-
Vested and settled with share issuance	-
Forfeited/cancelled	-
Outstanding, December 31, 2021	-		$-

For the years ended December 31, 2021 and 2020, the Company recorded $0 and $25,163 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2021, there was no unrecognized share-based compensation related to unvested RSUs. The total intrinsic value of RSUs vested and settled with share issuance was $0 and $199,125 for the years ended December 31, 2021 and 2020. During the year ended December 31, 2020, the total intrinsic value of RSUs vested and settled with share issuance was $1,105,750, including the intrinsic value of $1,035,750 related to RSUs that had vested in 2018 but had not been settled until 2020 due to a dispute with a former employee over the required withholding taxes to be paid to the Company for remittance to the appropriate tax authorities as further discussed in Note 11 Commitments and Contingencies above.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Effective April 30, 2020, 5,333 RSUs vested. However, the holder elected to cancel the RSUs.

Note 15 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2021 or 2020 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2021	2020
Income taxes computed at the federal statutory rate	$(281,000)	$(369,000)
States taxes, net of federal benefits	(53,000)	(69,000)
Permanent differences	(124,000)	(136,000)
True-up adjustments	9,000	115,000
Adjustment to net operating loss	(13,000)	(17,000)
Change in valuation allowance	462,000	476,000
Reported income tax (benefit) expense	$-	$-

The components of the net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Net operating losses	$5,262,000	$4,821,000
Equity compensation	177,000	118,000
Other deferred tax assets	141,000	169,000
Total deferred tax assets	5,580,000	5,108,000
Deferred tax liabilities:
Other deferred tax liabilities	(78,000)	(68,000)
Total deferred tax liabilities	(78,000)	(68,000)
Net deferred tax assets before valuation allowance	5,502,000	5,040,000
Less valuation allowance	(5,502,000)	(5,040,000)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $21,091,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. The balance of $9,895,000 NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. A number of states in which we operate have not conformed to this newly enacted federal tax law. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

As further discussed in Note 16 Subsequent Events in our consolidated financial statements below, effective February 15, 2022, the Company received net proceeds of approximately $22 million in respect to the sale of 5,811,138 shares of its common stock together with 5,811,138 warrants. The Company issued a further 1,052,227 warrants to its placement agent: 290,557 in respect of their fees and 761,670 on the exercise of the substantial majority of the 15% overallotment available to them. The 290,557 warrants issued in respect of the placement agent’s fees vest after six months, have a term of 5 years and an exercise price of $5.1625. The 761,670 warrants issued in respect of the overallotment vest immediately, have a term of 5 years and an exercise price of $5.00.

These securities sales and our September 2021 securities sales will also have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future bottom-line operating results by effectively increasing our future tax obligations.

CEA Industries Inc.

Notes to Consolidated Financial Statement

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2021 and 2020. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2017 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods. The Company has filed Colorado state income tax returns for years 2014 through 2020, Alaska, California and Connecticut state income tax returns for the years 2017 through 2020, Michigan state income tax returns for the years 2018 through 2020 and Alabama, District of Columbia, Massachusetts, Oklahoma and Texas state income taxes for the years 2019 and 2020.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2021 or 2020, nor were any penalties or interest costs included in expense for the years ended December 31, 2021 and 2020.

Note 16 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. The following events occurred after December 31, 2021.

Directors Remuneration

On January 3, 2022, the Company issued 3,125 non-qualified stock options under the 2021 Equity Incentive Plan to each of two existing directors. The options had an exercise price of $4.80, vested immediately and had a term ending at the earlier of five years after the date on which the optionee’s continuous service ends, or the tenth anniversary on which the option was granted.

On January 17, 2022, the Company issued an RSU grant of 3,367 shares of common stock 2021 Equity Incentive Plan to each of two new directors, 1,684 shares of common stock vested immediately on grant date and the remaining 1,683 shares of common stock will vest on January 17, 2023, if the recipient remains in service as an independent director. 1,684 shares of common stock were issued to each of the two new directors in settlement of the RSUs that vested immediately.

Revised Compensation Plan

As further discussed in Part III, Item 11 of this Form 10-K, on January 17, 2022, the Board of Directors revised the previously adopted compensation plan. This plan supersedes the plan adopted on August 20, 2021. The Plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the Effective Date. 3,367 restricted stock units in respect of this plan were issued on January 17, 2022. Cash fees were paid on January 21, 2022.

Reverse Stock Split

On January 17, 2022, the Company’s Board of Directors approved a reverse stock split at a ratio of one-for-one hundred and fifty. Such reverse stock split was implemented effective January 27, 2022. The par value for the Common Stock was not affected.

As a result of this reverse stock split, the number of the Company’s shares of common stock issued and outstanding at December 31, 2021 was reduced from 240,125,244 to 1,600,835.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

Change in Authorized Share Capital

In connection with the aforementioned reverse stock split, the Company’s Board of Directors approved the reduction of the authorized capital of the Company to 200,000,000 shares of common stock and 25,000,000 shares of preferred stock.

CEA Industries Inc.

Notes to Consolidated Financial Statement

Formation of New Subsidiary

On January 26, 2022, Surna Cultivation Technologies LLC was formed as a wholly owned subsidiary of CEA Industries Inc.

Uplisting from the OTC market to NASDAQ

Effective February 10, 2022, trading of both shares of the Company’s common stock and certain of the Company’s warrants commenced on NASDAQ.

Equity Raise

On February 10, 2022, the Company signed a firm commitment underwriting agreement for the public offering of shares of common stock and warrants, which closed on February 15, 2022. The Company received net proceeds of approximately $22 million for the sale of 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00. The Company also issued to the representative of the underwriters 290,557 warrants, each warrant to purchase one share of common stock at an exercise price of $5.1625, during the period commencing August 9, 2022, and expiring on February 10, 2027.

Redemption of Series B Preferred Stock

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2.016 million in cash, which included both principal and accrued dividends.

Conversion of Series B Preferred Stock

On February 16, 2022, the remaining 1,650 shares of the Company’s Series B Preferred Stock were converted into 362,306 shares of common stock and 703,069 warrants; 170,382 of the warrants vested immediately, have an indefinite term and an exercise price of $0.01, the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00.

Resignation of Chief Financial Officer

Mr. Brian Knaley resigned his position as Chief Financial Officer the Company to take a position with another company. His final day of employment was February 18, 2022. On March 20, 2022, 13,333 unexercised non-qualified stock options were forfeited.

Hiring of New Chief Financial Officer

On March 11, 2022, Ian K. Patel commenced the position of Chief Financial Officer, Treasurer and Secretary. Pursuant to his employment agreement, 15,000 non-qualified stock options were awarded at an exercise price of $2.20. The options vest over a period of 3 years.

Options for New Hires

During the period from January 3, 2022 through the date of this report, 6,167 non-qualified stock options were awarded pursuant to the employment agreements for 3 new hires. The exercise prices range from $0.032 to $0.046, and the vesting periods range from immediate to 3 years.

Updated Capital Structure

As of the date of the issuance of these financial statements, there are 7,784,444 shares of common stock, 0 shares of preferred stock, 7,794,154 warrants, 3,367 unvested restricted stock units, and 223,129 stock options issued and outstanding

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: March 29, 2022	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 29, 2022	By:	/s/ Ian K. Patel
Ian K. Patel
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2022	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board

Dated: March 29, 2022	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: March 29, 2022	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

Dated: March 29, 2022	By:	/s/ Troy Reisner
Troy Reisner, Director

Dated: March 29, 2022	By:	/s/ Marion Mariathasan
Marion Mariathasan, Director

69

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Form of Underwriting Agreement, dated as of 2022 (Incorporated herein by reference to Exhibit 1.1 to the Registration Statement on form S-1 as filed on February 4, 2022).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.1(d)	Certificate of Designations of Preferences, Rights, and Limitations of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed on September 30, 2021).

3.1(e)	Amendment to Articles of Incorporation to increase capitalization and redeem Class A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 4, 2021).

3.1(f)	Amendment to Articles of Incorporation to change corporate name (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 12, 2021).

3.1(g)	Amendment to Articles of Incorporation to affect a reverse split and fix the new capitalization of the Company (incorporated herein by reference to Exhibit 3.1to the Current Report filed on February 1, 2022).

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2	Form of the Underwriter Representative Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 4, 2022).

4.3	Form of Investor Warrant Agreement, dated as of September 28, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed November 4, 2021).

4.4	Form of Placement Agent Warrant Agreement, dated as of September 28, 2021, by and between Registrant and ThinkEquity and designees (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed November 4, 2021).

4.5	Form of Warrant Agency Agreement for the Public Warrants between the Company and Continental Stock Transfer and Trust Company, dated February 10, 2022 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.6	Form of Public Warrant, issued February 10, 2022, with Continental Stock Transfer and Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.7	Form of Pre-Funded Warrant issued February 10, 2022 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.8*	Description of Capital Stock.

10.1+	Executive Employment Agreement between the Registrant and Anthony K. McDonald dated effective November 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2021).

10.2+	Executive Employment Agreement between the Registrant and Ian K. Patel, dated March 11, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2022).

10.3+	CEA Industries Inc, formerly Surna Inc., 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

70

10.4	Stock Repurchase Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 31, 2018).

10.5	Preferred Stock Option Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 31, 2018).

10.6	CEA Industries Inc,, formerly Surna Inc., 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit B to the Proxy Statement of the Registrant, for the annual meeting to be held May 28, 2021 filed on April 7, 2021).

10.7	Form of Securities Purchase Agreement, dated as of September 28, 2021, by and between Registrant and the institutional investor (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 4, 2021).

10.8	Form of Registration Rights Agreement, dated as of September 28, 2021, by and between Registrant and the institutional investor (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed November 4, 2021).

10.9	Form of Placement Agent Agreement, dated as of September 28, 2021, by and between Registrant and ThinkEquity (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed November 4, 2021).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

21.1*	Subsidiaries

23.1*	Consent of Sadler, Gibb & Associates, L.L.C., Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

71