Form 10-Q
period 2022-03-31
CEA Industries Inc.
filed 2022-05-12
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 12, 2022, the number of outstanding shares of common stock of the registrant was 7,784,444.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2022

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly owned subsidiary.

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

ii

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

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22,033,664	$2,159,608
Accounts receivable (net of allowance for doubtful accounts of $159,744 and $181,942, respectively)	191,002	179,444
Other receivables	50,762	-
Inventory, net	1,005,918	378,326
Prepaid expenses and other	1,774,219	1,273,720
Total Current Assets	25,055,565	3,991,098
Noncurrent Assets
Property and equipment, net	77,239	77,346
Goodwill	631,064	631,064
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	540,444	565,877
Total Noncurrent Assets	1,265,324	1,290,864

TOTAL ASSETS	$26,320,889	$5,281,962

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,389,028	$1,345,589
Deferred revenue	5,485,416	2,839,838
Accrued equity compensation	83,625	83,625
Other liabilities	37,078	37,078
Current portion of operating lease liability	112,072	100,139
Total Current Liabilities	7,107,219	4,406,269

NONCURRENT LIABILITIES
Operating lease liability, net of current portion	459,482	486,226
Total Noncurrent Liabilities	459,482	486,226

TOTAL LIABILITIES	7,566,701	4,892,495

Commitments and Contingencies (Note 7)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 and 3,300 issued and outstanding, respectively	-	3,960,000
Total Temporary Equity	-	3,960,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock; 25,000,000 and 150,000,000 shares authorized, respectively	-	-
Common stock, $0.00001 par value; 200,000,000 and 850,000,000 shares authorized, respectively; 7,784,444 and 1,600,835 shares issued and outstanding, respectively	78	16
Additional paid in capital	48,958,618	25,211,017
Accumulated deficit	(30,204,508)	(28,781,566)
Total Shareholders’ Equity (Deficit)	18,754,188	(3,570,533)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$26,320,889	$5,281,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenue, net	$1,744,427	$2,366,529

Cost of revenue	1,653,919	2,021,923

Gross profit	90,508	344,606

Operating expenses:
Advertising and marketing expenses	251,015	177,145
Product development costs	138,918	112,638
Selling, general and administrative expenses	1,311,777	740,473
Total operating expenses	1,701,710	1,030,256

Operating loss	(1,611,202)	(685,650)

Other income (expense):
Other income (expense), net	185,000	(107,000)
Interest income (expense),net	3,260	(718)
Total other income (expense)	188,260	(107,718)

Loss before provision for income taxes	(1,422,942)	(793,368)

Income taxes	-	-

Net loss	$(1,422,942)	$(793,368)

Convertible preferred series B stock dividends	(35,984)	-
Deemed dividend on convertible preferred series B stock on down round	(439,999)	-

Net Loss Available to Common Shareholders	$(1,898,925)	$(793,368)

Loss per common share – basic and dilutive	$(0.41)	$(0.50)

Weighted average number of common shares outstanding, basic and dilutive	4,622,427	1,576,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2022 and 2021

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	32,938	-	32,938
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	0	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	4,928	-	4,928
Issuance of common shares to round up partial shares following reverse split	6,798	0	0		0
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Net loss	-	-	-	(1,422,942)	(1,422,942)
Balance March 31, 2022	7,784,444	$78	$48,958,618	$(30,204,508)	$18,754,188

	Series A Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	1,576,844	$16	-		$26,107,159	$(27,443,643)	$(1,336,048)
Common shares to be issued in settlement of legal dispute	-	-	-	-	6,667	67,000	-	-	67,000
Fair value of vested stock options granted to employees	-	-	-	-	-	-	128,434	-	128,434
Fair value of vested stock options granted to directors	-	-	-	-	-	-	6,342	-	6,342
Net loss	-	-	-	-	-	-	-	(793,368)	(793,368)
Balance March 1, 2021	42,030,331	$420	1,576,844	$16	6,667	$67,000	$26,241,935	$(28,237,011)	$(1,927,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(1,422,942)	$(793,368)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	8,556	18,377
Share-based compensation	92,517	6,342
Common stock issued for other expense	-	67,000
Provision for doubtful accounts	(22,168)	-
Provision for excess and obsolete inventory	3,676	(4,371)
Loss on disposal of assets	5,499	-
Amortization of ROU asset	25,433	49,051

Changes in operating assets and liabilities:
Accounts receivable	10,610	6,748
Inventory	(631,269)	(187,679)
Prepaid expenses and other	(551,261)	(1,026,765)
Accounts payable and accrued liabilities	43,438	5,354
Deferred revenue	2,645,579	2,362,905
Accrued interest	-	718
Lease deposit	-	(8,061)
Operating lease liability, net	(14,811)	(64,672)
Accrued equity compensation	-	52,794
Net cash (used in)/provided by operating activities	192,857	484,373

Cash Flows From Investing Activities
Purchases of property and equipment	(13,948)	(12,326)
Net cash used in investing activities	(13,948)	(12,326)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	(35,984)	-
Redemption of series B preferred stock	(1,980,000)	-
Cash proceeds on sale of common stock and warrants, net of expenses	21,711,131	-
Proceeds from issuance of note payable	-	514,200
Net cash provided by financing activities	19,695,147	514,200

Net change in cash and cash equivalents	19,874,056	986,247
Cash and cash equivalents, beginning of period	2,159,608	2,284,881
Cash and cash equivalents, end of period	$22,033,664	$3,271,128

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of series B preferred stock	$1,980,000	$-
Deemed dividend on series B preferred stock arising on down round	$439,999	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 1 – General

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, some producers grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, our principal technologies include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) LED lighting, benching and racking solutions for indoor cultivation, (v) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (vi) preventive maintenance services for CEA facilities Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although our customers do, we neither produce nor sell cannabis or its related products.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic has affected demand across the majority of our markets and disrupted work on projects. The COVID-19 pandemic is expected to have continued adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, and working capital.

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses and reduced operating cash flows in our business. During the three months ended March 31, 2022, the Company experienced significant delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain arising from the long-term effects of the COVID-19 pandemic. Consequently, our revenue recognition of these customer sales has been delayed until future periods when the shipment of these orders can be completed.

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. The Company continues to experience recurring losses since its inception. As a result, in order to continue as a going concern, the Company has been reliant on the ability to obtain additional sources of financing to fund growth. As indicated in Note 9 – Shareholders Equity (Deficit) below, on February 15, 2022, the Company received approximately $22,000,000 in proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the date the consolidated financial statements are available to be issued. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiaries, Hydro Innovations, LLC (“Hydro”) and Surna Cultivation Technologies LLC (“SCT”). Intercompany transactions, profit, and balances are eliminated in consolidation.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of March 31, 2022, the balance in the Company’s account was approximately $22,034,000, consequently $21,784,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

During the three months ended March 31, 2022 and 2021, there were warrants and options outstanding to purchase Company common stock and shares of convertible preferred stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three-month period ended March 31, 2022, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

As of March 31, 2022, and 2021, there were respectively, 8,021,057 and 201,662, potentially dilutive equity instruments outstanding in respect of shares of convertible preferred stock and warrants and options outstanding to purchase Company common stock.

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

During the three months ended March 31, 2022, the Company concluded that the projected impact of the COVID-19 pandemic on its sales, contract completion and revenues in the near term, together with the volatility in its share price during the quarter represented potential indicators of impairment. Accordingly, the Company performed an interim impairment analysis at March 31, 2022 and concluded that no impairment relating to goodwill existed at March 31, 2022.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2022	2021
Equipment and systems sales	$1,642,572	$2,163,468
Engineering and other services	86,049	181,083
Shipping and handling	15,806	21,978
Total revenue	$1,744,427	$2,366,529

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of March 31, 2022, and 2021, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of March 31, 2022, and December 31, 2021, deferred revenue, which was classified as a current liability, was $5,485,416 and $2,839,838, respectively.

For the three months ended March 31, 2022, the Company recognized revenue of $1,162,374 related to the deferred revenue at January 1, 2022. For the three months ended March 31, 2021, the Company recognized revenue of $1,880,634 related to the deferred revenue at January 1, 2021.

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

As of March 31, 2022, the Company’s remaining performance obligations, or backlog, was $11,179,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at March 31, 2022, includes booked sales orders of $2,217,000 from several customers that the Company does not expect to be realized until 2023, if at all. Given the present economic uncertainty arising from the impact of the novel coronavirus COVID-19, the Company believes that several of its current contracts may be delayed or canceled.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

The remaining performance obligations expected to be recognized through 2023 are as follows:

	2022	2023	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	8,962,000	2,217,000	11,179,000
Total remaining performance obligations	$8,962,000	$2,217,000	$11,179,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of March 31, 2022, and December 31, 2021, the Company had an accrued warranty reserve amount of $187,702 and $186,605, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2022, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 158.21% to 158.70%; expected term in years 10 and risk-free interest rate ranged from 1.52% to 1.98%.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Share-based compensation expense included in:
Cost of revenue	$791	$14,135
Advertising and marketing expenses	2,762	6,474
Product development costs	-	6,694
Selling, general and administrative expenses	88,964	31,833
Total share-based compensation expense included in consolidated statement of operations	$92,517	$59,136

Included in the expense for the three months ended March 31, 2021, is an accrual for $52,794 for the 2021 Annual Employee Incentive Compensation Plan.

Concentrations

One customer accounted for 35% of the Company’s revenue for the three months ended March 31, 2022. Three customers accounted for 38%, 16%, and 11% of the Company’s revenue for the three months March 31, 2021.

Three customers accounted for 44%, 19% and 16% of the Company’s accounts receivable as of March 31, 2022. Two customers accounted for 60%, and 31% of the Company’s accounts receivable as of March 31, 2021.

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires companies to apply ASC 606, “Revenue from Contracts with Customers” to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805, which uses fair value. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted, and the guidance should be applied prospectively. The impact of the standard on Company’s consolidated financial statements is dependent on the size and frequency of any future acquisitions the Company may complete.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options due to a lack of explicit guidance in the FASB Codification. The guidance is effective for interim and annual periods beginning after December 15, 2021. Early adoption is permitted. The guidance is to be applied prospectively to modifications or exchanges occurring on or after the effective date. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

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

The lease cost, cash flows and other information related to the Facility Lease were as follows:

As of March 31, 2022
Operating lease right-of-use asset	$540,444
Operating lease liability, current	$112,072
Operating lease liability, long-term	$459,482

Remaining lease term	4.8 years
Discount rate	3.63%

For the Three Months Ended March 31, 2022
Operating cash outflow from operating lease	$20,109

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments on the Facility Lease as of March 31, 2022 are as follows:

Years ended December 31,
2022 (excluding the three months ended March 31, 2022)	$91,095
2023	124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	625,265
Less imputed interest	(53,710)
Present value of minimum lease payments	$571,555

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2022	2021
Finished goods	$913,887	$272,199
Work in progress	971	1,050
Raw materials	186,115	196,456
Allowance for excess & obsolete inventory	(95,055)	(91,379)
Inventory, net	$1,005,918	$378,326

Overhead expenses of $16,555 and $13,589 were included in the inventory balance as of March 31, 2022, and December 31, 2021, respectively.

The inventory balance at March 31, 2022 includes $692,195 for inventory in transit from one of our suppliers that was delivered to our customer in April of 2022.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $1,579,000 and $1,069,000 in advance payments for inventory for the periods ended March 31, 2022, and December 31, 2021, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021
Furniture and equipment	$271,056	$274,472
Vehicles	15,000	15,000
Leasehold improvements	-	-
	286,056	289,472
Accumulated depreciation	(208,817)	(212,126)
Property and equipment, net	$77,239	$77,346

Depreciation expense was $8,556 for the three months ended March 31, 2022. For the three months ended March 31, 2022, $1,214 was allocated to cost of sales, $304 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$729,040	$616,056
Sales commissions payable	9,107	27,592
Accrued payroll liabilities	266,456	322,873
Product warranty accrual	187,702	186,605
Other accrued expenses	196,723	192,463
Total	$1,389,028	$1,345,589

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

On November 30, 2021, the Company received notice from the bank that its loan received on February 10, 2021, in the principal amount of $514,200 and all accrued interest of $2,832, was fully forgiven. This gain on loan forgiveness was recorded as Other Income in the Statement of Operations during the year ended December 31, 2021.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 7 – Commitments and Contingencies

Litigation

The Company settled a litigation with a former employee effective March 30, 2021, which included the issuance of 6,667 shares of common stock of the Company, as part of the settlement. These shares were issued on April 8, 2021, as “restricted securities,” subject to a lock-up agreement of six months, without registration rights, and pursuant to a private placement exemption. The settlement agreement also included mutual releases and no admission of liability. The cost to the Company of this settlement, $107,000, in total, has been recognized in full in Other Expenses during the year ended December 31, 2021. The issuance of the 6,667 shares of common stock (valued at $67,000) has been recognized in common stock issued during the year ended December 31, 2021.

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

Note 8 – Temporary Equity

On September 28, 2021, the Company sold to an institutional investor (the “Investor”), 3,300 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), stated value $1,000 per share, convertible into shares of common stock, for an aggregate purchase price of $3,000,000 (“Consideration”). The Company received net proceeds of approximately $1,260,000 on September 28, 2021, and the balance of approximately $1,365,000 on November 4, 2021.

The Series B Preferred Stock had an annual dividend of 8% and an initial common stock conversion price of $8.55. The conversion rate was subject to adjustment in various circumstances, including stock splits, stock dividends, pro rata distributions, fundamental transactions and upon a triggering event and subject to reset if the common stock of the Company sold in any subsequent equity transaction, including a qualified offering, was sold at a price below the then conversion price.

The Series B Preferred Stock was mandatorily convertible on the third anniversary of its issuance. All conversions of the Series B Preferred Stock were subject to a blocker provision of 4.99%.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Probability of Redemption: As it was considered probable the Series B Preferred stock would become redeemable outside of the Company’s control, the Series B Preferred stock was disclosed as temporary equity and was initially adjusted as of September 30, 2021 to its redemption value of 120% of the stated value of $1,000 per share, or $3,960,000. As a result, the Company recorded a $2,262,847 non-cash redemption value adjustment during 2021. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes; accordingly, the redemption value adjustment is therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders” on the Company’s Consolidated Statements of Operations. In addition, since the Company did not have a balance of retained earnings, the redemption value adjustment was recorded against additional paid-in capital.

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2.016 million in cash, which included both principal and accrued dividends of approximately $36,000.

On February 16, 2022, the remaining 1,650 shares of the Company’s Series B Preferred Stock were converted into 362,306 shares of common stock and 703,069 warrants; 170,382 of the warrants vested immediately, have an indefinite term and an exercise price of $0.01 (“pre-funded conversion warrants”), the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00. The initial common stock conversion price for the shares of Series B Preferred Stock was $8.55. However, the terms of the Series B preferred stock were such that the stock conversion price was to be reduced to 75% of the offering price in any subsequent qualified public offering of Company equity instruments, if lower than the common stock conversion price of $8.55. The Company’s public offering that closed on February 15, 2022, was completed at an offering price of $4.13. Accordingly, the initial common stock conversion price for the shares of Series B Preferred Stock was reduced from $8.55 to $3.0975, representing 75% of the offering price of $4.13. As a result, the Company recognized a deemed dividend of $439,999 to Series B Shareholders in respect of the additional shares of common stock and warrants they received on the conversion of their shares of Series B Preferred stock. As the Company does not have a balance of retained earnings, the deemed dividend was recorded against additional paid-in capital.

The Company has no remaining Preferred Shares outstanding as of March 31, 2022.

Note 9 – Stockholders’ Equity (Deficit)

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

Reverse Stock Split

On January 17, 2022, the Company’s Board of Directors approved a reverse stock split at a ratio of one-for-one hundred and fifty. The reverse stock split was implemented effective January 27, 2022. The par value for the Common Stock was not affected.

As a result of this reverse stock split, the number of the Company’s shares of common stock issued and outstanding at December 31, 2021 was reduced from 240,125,244 to 1,600,835. All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

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

As of March 31, 2022, the Company had 200,000,000 shares authorized at a $.00001 par value. Effective March 31, 2022, 7,784,444 shares of common stock were issued and outstanding. No shares of preferred stock are issued and outstanding.

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

During the three months ended March 31, 2022, no shares or options were issued and 13,333 options were cancelled under the 2017 Plan.

As of March 31,2022, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards related to 148,905 options remain outstanding, and 20,736 shares remain available for future equity awards.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

During the three months ended March 31, 2022, the Company issued 3,367 shares of its common stock to two new independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in January 2022.

During the three months ended March 31, 2022, the Company granted awards for 21,167 non-qualified stock options to employees under the 2021 Equity Incentive Plan as described below.

During the three months ended March 31, 2022, the Company granted awards for 6,250 non-qualified stock options to directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in August of 2021.

As of March 31,2022, of the 666,667 shares authorized under the 2021 Equity Plan, 10,170 relate to restricted shares issued, 33,408 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options, 3,367 relate to outstanding restricted stock units and 578,906 shares remain available for future equity awards.

There was $222,707 in unrecognized compensation expense for unvested non-qualified stock options, incentive stock options and restricted stock units at March 31, 2022 which will be recognized over approximately 3 years.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended March 31, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	158,174	$10.99	7.6	$-
Granted	21,167	$3.55	9.8	$4,650
Exercised	-	$-	-	$-
Forfeited	(13,333)	$9.15	0.0	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2022	166,007	$10.18	8.2	$4,650
Exercisable, March 31, 2022	118,828	$11.89	7.6	$610

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

During the three months ended March 31, 2022, we issued a total of 21,167 stock options to employees as follows:

●	6,167 stock options were issued to three new employees. The vesting of these options ranges from immediate to three years, have a term of 10 years and an exercise price ranging from $4.80 to $6.90.
●	15,000 stock options were issued to our newly appointed Chief Financial Officer. The options vest as follows: 2,000 vested immediately, 3,000 on March 11, 2023, 5,000 on March 11, 2024, and 5,000 on March 11, 2025. The options have a term of 10 years and an exercise price of $2.20.
●	During the three months ended March 31, 2022, 1,667 fully vested stock options and 11,667 unvested stock options were forfeited following the departure of one former employee.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the three months ended March 31, 2022, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	41,846	$7.65	$-	$320,122
Granted	21,167	$3.51	$-	$74,296
Vested	(4,167)	$4.50	$-	$(18,751)
Forfeited	(11,667)	$9.01	$-	$(105,120)
Expired	-	$-	$-	$-
Nonvested, March 31, 2022	47,179	$5.73	$-	$270,547

For the three months ended March 31, 2022 and March 31, 2021, the Company recorded $32,939 and $0 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the three months ended March 31, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Granted	6,250	$4.80	9.8	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2022	57,122	$9.44	6.7	$-
Exerciseable, March 31, 2022	57,122	$9.44	6.7	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan, for the three months ended March 31, 2022, are presented in the table below:

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	-	$-	$-	$-
Granted	6,250	$4.80	$(14,313)	$29,688
Vested	(6,250)	$4.80	$14,313	$(29,688)
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, March 31, 2022	-		$-	$-

During the three months ended March 31, 2022 and March 31, 2021, the Company incurred $29,656 and $6,342 respectively, as compensation expense related to 6,250 and 3,333 vested options, respectively, issued to directors.

Effective January 3, 2022, the Company issued 6,250 non-qualified stock options under the 2021 Equity Plan to its then current directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

Restricted Stock Units

Effective January 17,2022, the Company issued 6,734 restricted stock units (RSUs) under the 2021 Equity Plan to newly appointed directors. 3,367 of these RSUs vested upon grant and the remining 3,367 will vest on January 17, 2023.

The Company recorded $29,923 during the three months ended March 31, 2022, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2021	-	$-	$-
Granted	6,734	$7.42	$-
Vested and settled with share issuance	(3,367)	$7.42	$-
Forfeited/canceled	-	$-	$-
Outstanding, March 31, 2022	3,367	$7.42	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 11 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the three months ended March 31, 2022:

		Weighted Average	Weighted Average Remaining		Aggregate
	Number	Exercise	Life		Intrinsic
	Outstanding	Price	In Months		Value

Outstanding at December 31, 2021	227,719	$9.59	33		$0

Issued	7,566,435	$4.89	58	*	$425,955

Exercised	-	-	-		-

Expired	-	-	-		-

Outstanding at March 31, 2022	7,794,154	$5.03	58	*	$425,955

*	Excludes 170,382 warrants with an indefinite life.

The following table summarizes information about warrants outstanding at March 31, 2022:

	Warrants	Weighted Average
Exercise price	Outstanding	Months Outstanding

9.45	192,982	30

10.40	34,737	31

5.00	7,105,496	59

5.16	290,557	59

0.01	170,382	Indefinite Life
	7,794,154	58	*

*	Excludes 170,382 warrants with an indefinite life.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Q3 2021 Warrants Issued to Series B Preferred Stockholder

On September 28, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the investor purchased from the Company 3,300 shares of convertible Series B Preferred Stock with a stated value of $1,000 per share, or $3,300,000 of stated value in the aggregate, and a warrant to purchase up to 192,982 shares of common stock of the Company for an aggregate purchase price of $3,000,000. The warrant is exercisable until September 28, 2024, at an exercise price of $9.45, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights.

Q3 2021 Warrants Issued to Series B Preferred Placement Agent

In connection with the sale of the shares of convertible Series B Preferred Stock described above, the Company issued 34,737 warrants to the placement agent and its designees. Half of the warrants were issued on September 28, 2021, and the second half were issued on November 3, 2021, and are exercisable commencing February 28, 2022 and May 3, 2022, respectively, until September 28, 2024 and November 3, 2024, respectively. The exercise price per share of the warrants is $10.40, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights.

Q1 2022 Investor Warrants

On February 15, 2022, the Company issued 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The warrants vested immediately, had a term of 5 years and an exercise price of $5.00.

Q1 2022 Overallotment Warrants

Further on February 15, 2022, in connection the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit as described above, a further 761,670 warrants were issued in connection with the subscription for substantially all of the available 15% overallotment warrants. The warrants were acquired for consideration of $0.01 per warrant, vested immediately, had a term of 5 years and an exercise price of $5.00.

Q1 2022 Underwriter Warrants

Further on February 15, 2022, in connection the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit described above, the Company also issued representatives of the underwriters 290,557 warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.1625, during the period commencing August 9, 2022, and expiring on February 10, 2027.

Q1 2022 Series B Preferred Shares Pre-Funded Conversion Warrants

On February 16, 2022, in connection with the conversion of 1,650 shares of Series B Preferred Stock into 362,306 shares of the Company’s common stock, the Series B Preferred Shareholder was issued with 170,382 pre-funded conversion warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01, vested immediately and had an indefinite life.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

Q1 2022 Series B Preferred Shares Conversion Warrants

Further on February 16, 2022, in connection with the conversion of 1,650 shares of Series B Preferred Stock into 362,306 shares of the Company’s common stock, the Series B Preferred Shareholder was also issued with 532,688 Series B Preferred shares conversion warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00, vested immediately and had a term of 5 years.

Note 12 – Income Taxes

As of March 31, 2022, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $22,514,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020.

In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our sale of securities, both in September 2021 and February 2022, will need to be considered for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future bottom-line operating results by effectively increasing our future tax obligations

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2022 and December 31, 2021. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 13 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the three months ended March 31, 2022, the Company paid $7,555 in commissions under this agreement.

Note 14 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after March 31, 2022, other than as set out below:

On April 1, 2022, 31,793 non-qualified stock options were issued to 21 employees in respect of the Company’s 2021 Annual Incentive Awards. The options vested immediately, have a term of 10 years and an exercise price of $2.51. The expense in respect of this issuance had been fully in fully accrued in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Overview

CEA Industries is an engineering and design company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. The CEA industry uses technology-based methods to grow crops in a way that provides protection from the outdoor elements; these methods have traditionally included indoor agriculture and vertical farming. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital and labor, to create an agriculture business that is more efficient and more productive than traditional farming methods.

Headquartered in Colorado, we leverage our experience in the CEA industry to bring our customers a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of principal service and product offerings that include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) LED lighting, benching and racking solutions for indoor cultivation, (v) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (vi) preventive maintenance services for CEA facilities.

Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities operating in the cannabis industry. Our customers include state and provincial-regulated CEA growers located in the U.S., Canada and other international locations. They are focused on building new CEA facilities and expanding or retrofitting existing CEA facilities. Our customers operate CEA facilities that range in size from several thousand square feet to more than 100,000 square feet.

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, and continuously evolving waste removal regulations. In addition to these issues, our cannabis growing customers face increasingly rigorous quality standards and declining cannabis prices in a growing industry whose standards are constantly evolving. A primary challenge for our customers involves finding innovative ways to reduce energy costs. On average, 50% of our customers’ energy costs are driven by HVACD systems and another 40% by lighting systems.

We support our clients by providing integrated mechanical, electrical, and plumbing (“MEP”) engineering design, proprietary and curated environmental control equipment, and automation offerings that serve the CEA industry. In addition, we believe we are among the leading experts in engineering environmental control systems for CEA facilities, which is commonly viewed as the most challenging component of a CEA facility’s technical infrastructure. Over our 16 years in business, we have served over 200 commercial indoor CEA facilities. While a professional engineer (“PE”) license is not required in any other design component of a CEA facility, such a license is required for the design of a CEA facility’s environmental control equipment, and our senior engineers hold PE licenses.

We believe our customers partner with us because we have the reputation and experience to help them make cost-conscious and effective decisions on their environmental and climate control systems. Our clients are focused on their crops and rely on us to partner with them on ways to optimize their CEA facility. We are also mindful of the evolving and substantial environmental sustainability standards and concerns raised by governments, consumers and other stakeholders. CEA facilities are resource intensive, and a growing list of states have implemented building code changes that limit energy consumption in cultivation facilities. Energy and resource efficiency is a high priority to us as engineers, and the senior engineers on our team hold the Leadership in Energy and Environmental Design (“LEED”) credential. In addition, our CEO helped build a cleantech company, and is a published author in the energy efficient technologies space. We believe this sustainability-focused technical experience is a unique advantage that our customers value when working with us.

While the Company historically focused on HVACD systems, in May of 2021, we announced an initiative to expand our product and service offerings to include most of the technical product and service infrastructure requirements associated with building and retrofitting CEA facilities, as well as post-build recurring maintenance services. Our engineering design services and consulting expertise facilitates early engagement with our customers at the pre-build and construction phases, and this enables us to better understand our customers’ goals at the beginning of a project, and provide the associated infrastructure products and services to reach those goals. Through our prior engagements with customers, we have built long-term relationships with our existing customers, which we plan to leverage and build on in the future.

We have three core assets that we believe will support us as we pursue our business strategy. First, we enjoy strong relationships with relevant stakeholders in the CEA industry. Largely focused in the cannabis segment, our partnerships include relationships with new and existing growers, capital providers, consultants, independent contractors, and numerous others. Second, our experience in this industry over time has built up specialized engineering know-how and experience. We have been serving indoor cultivators since 2006 and designing CEA cultivation facilities since 2016. Since then, we have tested and solidified best practices from designing environmental control systems for CEA cultivation facilities. Finally, we have a line of proprietary environmental control products that support the specific growing environments that our customers want. We believe these products offer significant benefits to our customers and we are in the process of expanding our product slate.

Shares of our common stock and warrants are traded on the Nasdaq Capital Markets under the ticker symbol “CEAD” and “CEADW”, respectively.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has prompted national, regional, and local governments, including those in the markets that the Company operates in, to implement preventative or protective measures to control its spread. As a result, there have been disruptions in business operations around the world, with an impact on our business.

In response to the COVID-19 pandemic and the associated government and business response, the Company took and continues to take measures to adjust its operations as necessary. In early 2020 the Company responded to reduced orders by reducing expenses in an effort to preserve cash. As 2020 progressed and our sales rebounded, and we were able to obtain additional funds through a forgivable bank loan, we restored our workforce increased our operations. Many of the expense reductions were reversed by the end of 2021 when orders picked up and the overall business climate improved. Because the pandemic continues in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations.

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

Impact of Ukranian Conflict

Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukranian conflict.

Our Corporate Strategy

Our strategy for growing the Company and increasing shareholder value is informed by two key pillars:

●	Pursue Organic Growth Opportunities	●	Execute on Consolidation Opportunities

Pursue aggressive organic growth. According to New Frontier Data and Grandview Research, the legal cannabis market and the global indoor farming markets are forecasted to grow at a 15% annual rate for the foreseeable future. This is largely driven by the cannabis cultivation market we currently focus on, and the rapidly growing popularity of the vertical farming market.

We are well positioned to build our business by serving both of these segments, by servicing current and future customers to the CEA industry, and by expanding our customer base to include indoor farming growers. In May of 2021 we announced a series of pivots, to better enable the Company to grow organically:

Expansion to New Markets. We expanded our business development plan to include the pursuit of non-cannabis CEA facilities, which includes indoor cultivation farms and other CEA technology users outside of the cannabis industry. This expansion has approximately doubled our potential addressable market without any additional upfront retrofit costs to our Company.

Expansion of Product Offering. As previously noted, the Company historically focused on offering HVACD systems to help our existing CEA clients manage their environmental control issues. While significant, this offering represented approximately one third of the total slate of potential products and services required to help a grower build and maintain a CEA facility. We continue to believe that our clients want to focus on growing plants, while leaving the technical infrastructure buildout and maintenance to a more experienced partner. As part of our May 2021 initiative, we expanded our product and service offerings by including almost all of the primary technologies and services required to build and maintain a CEA facility. This expansion includes architectural design, lighting, benching, sensing & control systems, and CO2 dosing and control. It also includes maintenance services and other post-build products and services that create more recurring revenue streams than the product set we traditionally offered.

For example, by offering Facility Selection & Design services, we plan to establish ‘pre-build’ customer relationships with prospects at the earliest opportunity in the lifecycle of the CEA facility. From there, we plan to offer nearly every piece of the technical infrastructure required in a facility, engaging with our customers at the earliest possible moment to provide all products and services required for the buildout of their CEA facility. Once a CEA facility is built, our Preventive Maintenance Services will provide recurring revenue, as we maintain the productivity of the facility for the facility’s full life.

We believe that we are uniquely positioned to engineer all of the complex components of a CEA facility into a more integrated and coordinated system, because of our dedicated engineering staff and our experience in over 800 projects including over 200 commercial facilities. We have built a wide network of technology vendors from which we curate a selection of the best products. We are the leading experts in applying the most challenging component of the technical infrastructure, the environmental controls. As a result, we have the knowledge required to engineer the interactions among the required components. The reputation we have built and the relationships we have established as experts in the complex environmental control space positions us to engineer the interactions among the other key components. We believe this effort will grow revenues from our existing platform in the future.

Corporate Name Rebrand. In November of 2021 we changed the name of our parent company from Surna Inc. to CEA Industries Inc. We believe this name better demonstrates the breadth of both our newly expanded product offering and our ability to serve the broader CEA industry in segments beyond traditional cannabis cultivation. We believe this name will more clearly identify our business to prospects and make us easier to find on various social media and search engine platforms. In January 2022, we moved our environmental controls operations to Surna Cultivation Technologies LLC, a newly formed subsidiary of CEA Industries Inc., in order to separate our environmental controls business from other businesses we plan to pursue as we expand our product and service offerings.

Seek strategic relationships, mergers, and acquisitions to add to our existing business. We have been involved in over 800 cultivation projects over 16 years. This experience has exposed us to almost all of the ancillary and primary product and service components within a CEA facility, including lighting, irrigation, HVACD, fertigation, sensors, controls, CO2 dosing, monitoring, facility power availability, and energy consumption. Exposure to these primary components has built a uniquely well-informed view of the value contribution from various primary services and components on offer in the marketplace.

We believe that this knowledge will help us identify opportunities to acquire products and services for strategic relationships and potential acquisitions. As we evaluate the state of the CEA industry and the various industry participants, we see significant opportunity for the industry to create value through consolidation. As a growing industry, CEA has a significant need for capital and a recognition that not all companies can be funded for growth. We believe this positions us well as we identify partners whose business platforms are complementary to our business platform.

Finally, members of our team have extensive experience in identifying, evaluating and acquisitions that are accretive and create long-term value for our shareholders. We believe that assets on our platform can benefit our shareholders via synergies and scale economics. For certain component providers, we believe that our public stock and strong existing platform of products, expertise, and marketing reach will make us an attractive partner for a potentially accretive, value creating partnership.

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2022, we executed new sales contracts with a total contract value of $2,347,000. During this same period, we had positive change orders of $159,000 and cancellations of $401,000. The cancellations were based on discussions with customers who have abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended March 31, 2022 were $2,105,000, representing a decrease of $1,888,000 (or 47%) from net bookings of $3,993,000 in the fourth quarter of 2021.

Our backlog at March 31, 2022 was $11,179,000, an increase of $361,000, or 3%, from December 31, 2021. The increase in backlog is the result of lower revenue in the first quarter. Our backlog at March 31, 2022 includes booked sales orders of $2,217,000 (20% of the total backlog) from several customers that we do not expect to be realized until 2023. We believe the sales orders in this portion of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

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

	For the quarter ended
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022
Backlog, beginning balance	$8,448,000	$11,578,000	$7,987,000	$9,881,000	$10,818,000
Net bookings, current period	$5,497,000	$919,000	$5,600,000	$3,993,000	$2,105,000
Recognized revenue, current period	$2,367,000	$4,510,000	$3,706,000	$3,056,000	$1,744,000
Backlog, ending balance	$11,578,000	$7,987,000	$9,881,000	$10,818,000	$11,179,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2022.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2022 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2022 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2022 and March 31, 2021

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2022 was $1,744,000, compared to $2,367,000 for the three months ended March 31, 2021, representing a decrease of $622,000, or 26%. The decrease was primarily due to delays with our international supply of products and shipments from vendors which delayed contract fulfillment and revenue recognition on existing contracts. As a result, even though our bookings were down, our ending backlog increased. The supply chain impact was largely due to delays at U.S. ports, compounded by a reduction in cargo shipped by air, a shortage of containers, and a shortage of domestic truck delivery availability.

Cost of revenue decreased by $368,000, or 18%, from $2,022,000 for the three months ended March 31, 2021 to $1,654,000 for the three months ended March 31, 2022. The decrease was primarily due to a decrease in revenue and an increase in fixed costs as a percent of revenue as discussed below.

The gross profit for the three months ended March 31, 2022 was $91,000 compared to $345,000 for the three months ended March 31, 2021, a decrease of 74%. Gross profit margin decreased by 9.4 percentage points from 14.6% for the three months ended March 31, 2022 to 5.2% for the three months ended March 31, 2021 primarily due to an increase in fixed costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $359,000, or 21% of total revenue, for the three months ended March 31, 2022 as compared to $337,000, or 14% of total revenue, for the three months ended March 31, 2021. The increase of $22,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $33,000, offset by a decrease in overhead of $11,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,295,000, or 74% of total revenue, in the three months ended March 31, 2022 as compared to $1,685,000, or 71% of total revenue, in the three months ended March 31, 2021. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $376,000 driven by lower revenue, (ii) a decrease in warranty expense of $64,000, offset by (iii) an increase in travel expenses of $45,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $1,702,000 for the three months ended March 31, 2022, from $1,030,000 for the three months ended March 31, 2021, an increase of $671,000, or 65%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $571,000, (ii) an increase in advertising and marketing expenses of $74,000, and (iii) an increase in product development expenses of $26,000.

The increase in SG&A expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, was primarily due to: (i) an increase of $384,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) an increase of $87,000 for accounting and other professional fees, (iii) an increase in insurance costs of $44,000, and (iv) an increase of $50,000 for board fees and investor relations expenses.

The increase in marketing expenses was primarily due to (i) an increase in salaries and benefits (including stock-based compensation) of $51,000, and (ii) an increase in other promotional marketing expenses of $23,000.

The increase in product development costs was due to an increase in salaries and benefits (including stock-based compensation) of $26,000.

Operating Income (Loss)

We recognized an operating loss of $1,611,000 for the three months ended March 31, 2022, as compared to an operating loss of $686,000 for the three months ended March 31, 2021, an increase of $926,000, or 135%. The operating loss for the three months ended March 31, 2022 included $93,000 of non-cash, stock-based compensation and $7,000 of depreciation and amortization expense, compared to $59,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense for the three months ended March 31, 2021. Excluding these non-cash items, our operating loss increased by $902,000, or 148%.

Other Income (Expense)

We recognized other income (net) of $188,000 for the three months ended March 31, 2022, compared to other expense (net) of $108,000 for the three months ended March 31, 2021. Other income for the three months ended March 31, 2022 primarily consisted of income from an insurance settlement of $185,000. Other expense for the three months ended March 31, 2021 consisted of $107,000 related to the settlement of litigation with a former employee.

Net Income (Loss)

Overall, we recognized a net loss of $1,423,000 for the three months ended March 31, 2022, as compared to a net loss of $793,000 for the three months ended March 31, 2021, an increase of $630,000, or 79%. The net loss for the three months ended March 31, 2022 included $93,000 of non-cash, stock-based compensation and $7,000 of depreciation and amortization expense, compared to $126,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense for the three months ended March 31, 2021. Excluding these non-cash items, our net loss increased by $673,000, or 104%.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of March 31, 2022, we had cash and cash equivalents of $22,034,000, compared to cash and cash equivalents of $2,160,000 as of December 31, 2021. The $19,874,000 increase in cash and cash equivalents during the three months ended March 31, 2022, was primarily the result of cash proceeds from the sale of common stock and warrants of $21,711,000, offset by the redemption of series B preferred stock and interest of $2,016,000. Our cash is held in bank depository accounts in certain financial institutions. During the three months ended March 31, 2022, we held deposits in financial institutions that exceeded the federally insured amount.

As of March 31, 2022, we had accounts receivable (net of allowance for doubtful accounts) of $191,000, inventory (net of excess and obsolete allowance) of $1,006,000 (including $692,000 of inventory in transit), and prepaid expenses of $1,774,000 (including $1,579,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of March 31, 2022, we had total accounts payable and accrued expenses of $1,389,000, deferred revenue of $5,485,000, accrued equity compensation of $84,000, other current liabilities of $37,000 and the current portion of operating lease liability of $112,000. As of March 31, 2022, we had working capital of $17,948,000, compared to a working capital deficit of $415,000 as of December 31, 2021. The increase in our working capital was primarily related to (i) an increase in cash of $19,874,000, (ii) an increase in inventory of $628,000, (iii) an increase in prepaid expenses and other assets of $551,000, offset by (iv) an increase in deferred revenue of $2,646,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$193,000	$484,000
Net cash used in investing activities	(14,000)	(12,000)
Net cash provided by financing activities	19,695,000	514,000
Net increase in cash	$19,874,000	$986,000

Operating Activities

We incurred a net loss for the three months ended March 31, 2022 of $1,423,000 and have an accumulated deficit of $30,205,000 as of March 31, 2022.

Cash provided by operations for the nine months ended March 31, 2022 was $193,000 compared to $484,000 for the three months ended March 31, 2021, a decrease of $291,000.

The decrease in cash provided by operating activities during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, was primarily attributable to: (i) an increase in net loss of $630,000, (ii) an increase in cash used to fund working capital of $361,000, and (iii) a decrease in non-cash operating charges of $22,000.

The increase in working capital was related to: (i) an increase in cash of $19,874,000, (ii) an increase in inventory of $628,000, (iii) an increase in prepaid expenses and other assets of $551,000, offset by (iv) an increase in deferred revenue of $2,646,000.

The decrease in non-cash operating charges was due to (i) a decrease in amortization of ROU asset of $24,000, (ii) a decrease in the allowance for doubtful accounts of $22,000, and (iii) an increase in other share-based compensation of $19,000.

Investing Activities

The $14,000 cash used in investing activities during the three months ended March 31, 2022 was related to the purchase of property and equipment. Cash used in investing activities during the three months ended March 31, 2021 was related to the purchase of property and equipment of $12,000.

Financing Activities

Cash flows from financing activities during the three months ended March 31, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related interest.

Common Stock Equity Offering

On February 10, 2022, the Company signed a firm commitment underwriting agreement for the public offering of shares of common stock and warrants, which closed on February 15, 2022. The Company received net proceeds of approximately $21,711,000 for the sale of 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00. The Company also issued to the representative of the underwriters 290,557 warrants, each warrant to purchase one share of common stock at an exercise price of $5.16, during the period commencing August 9, 2022, and expiring on February 10, 2027.

The net proceeds from the offering will be used to advance the Company’s organic growth and new product initiatives, to pursue select acquisitions, and for general corporate and working capital purposes. In connection with this offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol “CEAD” and our warrants under the symbol “CEADW”. As a result, effective February 10, 2022, trading of both shares of the Company’s common stock and certain of the Company’s warrants commenced on the Nasdaq.

Inflation

To date, we have experienced and are likely to continue to face inflationary increases on the cost of products, which may adversely affect our margins and financial results, and the pricing of our service and product supply contracts. The inflationary pressures are in both the larger economy and in the industries related to building renovations, retrofitting and new build facilities in which we operate. This inflation is reflected in higher wages, increased pricing of equipment and other products that we have contracted to provide to our customers, and generally higher prices across all sectors of the economy. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Contractual Payment Obligations

As of March 31, 2022, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

Commitments and Contingencies

Refer to Note 7 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2022, we had no off-balance sheet arrangements. During the three months ended March 31, 2022, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 7 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since March 31, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2022, the Company agreed to convert 1,650 shares of the Series B Preferred Stock into 362,306 shares of common stock and 703,069 warrants. Of the warrants, 170,382 are pre-funded warrants that vested immediately, have an indefinite term and an exercise price of $0.01, and the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00. Each warrant entitles the holder to purchase one share of common stock. The issuances were to an accredited investor pursuant to an exemption from registration of the Securities Act under Section 4(a)(2).

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: May 12, 2022	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 12, 2022	By:	/s/ Ian K. Patel
Ian K. Patel
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

