Form 10-Q
period 2022-06-30
CEA Industries Inc.
filed 2022-08-11
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

None

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2022, the number of outstanding shares of common stock of the registrant was 7,953,974.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2022

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the current and future response by the government and business to the COVID-19 pandemic and other health crises, including what is necessary to protect our staff and the staff of our customers in the conduct of our business;

●	our overall financial condition, including the impact of higher interest rates and inflation, business disruption due to the COVID-19 pandemic, the Ukraine war, and the supply chains on which we depend;

●	the inherent uncertainty of product development;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

ii

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,611,388	$2,159,608
Accounts receivable (net of allowance for doubtful accounts of $172,760 and $181,942, respectively)	140,473	179,444
Other receivables	78,943	-
Inventory, net	401,757	378,326
Prepaid expenses and other	2,887,593	1,273,720
Total Current Assets	24,120,154	3,991,098
Noncurrent Assets
Property and equipment, net	84,687	77,346
Goodwill	-	631,064
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	514,816	565,877
Total Noncurrent Assets	616,080	1,290,864

TOTAL ASSETS	$24,736,234	$5,281,962

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,044,536	$1,345,589
Deferred revenue	5,935,270	2,839,838
Accrued equity compensation	46,373	83,625
Other liabilities	37,078	37,078
Current portion of operating lease liability	113,999	100,139
Total Current Liabilities	7,177,256	4,406,269

NONCURRENT LIABILITIES
Operating lease liability, net of current portion	432,496	486,226
Total Noncurrent Liabilities	432,496	486,226

TOTAL LIABILITIES	7,609,752	4,892,495

Commitments and Contingencies (Note 7)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 and 3,300 issued and outstanding, respectively	-	3,960,000
Total Temporary Equity	-	3,960,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 and 850,000,000 shares authorized, respectively; 7,953,974 and 1,600,835 shares issued and outstanding, respectively	80	16
Additional paid in capital	49,091,496	25,211,017
Accumulated deficit	(31,965,094)	(28,781,566)
Total Shareholders’ Equity (Deficit)	17,126,482	(3,570,533)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$24,736,234	$5,281,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue, net	$3,014,885	$4,509,505	$4,759,312	$6,876,034

Cost of revenue	2,708,646	3,227,181	4,362,565	5,249,104

Gross profit	306,239	1,282,324	396,747	1,626,930

Operating expenses:
Advertising and marketing expenses	309,690	168,042	560,705	345,187
Product development costs	56,577	111,546	195,495	224,184
Selling, general and administrative expenses	1,080,094	886,758	2,391,871	1,627,231
Goodwill impairment charges	631,064	-	631,064	-
Total operating expenses	2,077,425	1,166,346	3,779,135	2,196,602

Operating income (loss)	(1,771,186)	115,978	(3,382,388)	(569,672)

Other income (expense):
Other income (expense), net	-	150,518	185,000	$43,518
Interest income (expense),net	10,600	(1,254)	13,860	$(1,972)
Total other income (expense)	10,600	149,264	198,860	41,546

Income (Loss) before provision for income taxes	(1,760,586)	265,242	(3,183,528)	(528,126)

Income taxes	-	-	-	-

Net income (loss)	$(1,760,586)	$265,242	$(3,183,528)	$(528,126)

Convertible preferred series B stock dividends	-	-	(35,984)	-
Deemed dividend on convertible preferred series B stock on down round	-	-	(439,999)	-

Net income (loss) available to common shareholders	$(1,760,586)	$265,242	$(3,659,511)	$(528,126)

Income (loss) per common share – basic	$(0.23)	$0.17	$(0.59)	$(0.33)

Income/(loss) per common share – diluted	$(0.23)	$0.17	$(0.59)	$(0.33)

Weighted average number of common shares outstanding, basic	7,801,211	1,582,998	6,220,600	1,579,938

Weighted average number of common shares outstanding, diluted	7,801,211	1,605,526	6,220,600	1,579,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2022 and June 30, 2021

(in US Dollars except share numbers)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance March 31, 2022	7,784,444	$78	$48,958,618	$(30,204,508)	$18,754,188
Fair value of vested stock options granted to employees	-	-	126,635	-	126,635
Fair value of restricted stock units issued to directors	-	-	6,245	-	6,245
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(1,760,586)	(1,760,586)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	159,573	-	159,573
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	0	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	11,173	-	11,173
Issuance of common shares to round up partial shares following reverse split	6,798	0	0		0
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(3,183,528)	(3,183,528)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance March 31, 2021	280,202	$420	1,576,844	$2,366	6,667	$67,000	$26,241,935	$(28,237,011)	$(1,925,290)
Common shares issued in settlement of legal dispute	-	-	6,667	10	(6,667)	(67,000)	66,990	-	-
Fair value of vested stock options granted to employees	-	-	-		-	-	15,336	-	15,336
Fair value of vested stock options granted to directors	-	-	-		-	-	70	-	70
Net income	-	-	-		-	-	-	265,242	265,242
Balance June 30, 2021	280,202	$420	1,583,511	$2,376	-	$-	$26,324,331	$(27,971,769)	$(1,644,642)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares to be Issued	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	280,202	$420	1,576,844	$2,366	-	$-	$26,107,159	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	6,667	10			66,990	-	67,000
Fair value of vested stock options granted to employees	-	-	-		-	-	143,770	-	143,770
Fair value of vested stock options granted to directors	-	-	-		-	-	6,412	-	6,412
Net loss	-	-	-		-	-	-	(528,126)	(528,126)
Balance June 30, 2021	280,202	$420	1,583,511	$2,376	-	$-	$26,324,331	$(27,971,769)	$(1,644,642)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(3,183,528)	$(528,126)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	16,697	37,180
Share-based compensation	225,396	21,748
Common stock issued for other expense	-	67,000
Provision for doubtful accounts	(9,182)	23,213
Provision for excess and obsolete inventory	(34,417)	(10,945)
Loss on disposal of assets	4,060	8,042
Amortization of ROU asset	51,061	98,913
Goodwill impairment charges	631,064	-

Changes in operating assets and liabilities:
Accounts receivable	48,153	(224,183)
Inventory	10,986	(106,299)
Prepaid expenses and other	(1,692,816)	(949,152)
Accounts payable and accrued liabilities	(317,453)	124,583
Deferred revenue	3,095,431	331,585
Accrued interest	-	1,972
Deposits	-	(16,122)
Operating lease liability, net	(39,870)	(130,156)
Accrued equity compensation	(37,251)	108,945
Net cash used in operating activities	(1,231,669)	(1,141,802)

Cash Flows From Investing Activities
Purchases of property and equipment	(13,948)	(15,316)
Proceeds from the sale of property and equipment	2,250	1,500
Net cash used in investing activities	(11,698)	(13,816)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	(35,984)	-
Redemption of series B preferred stock	(1,980,000)	-
Cash proceeds on sale of common stock and warrants, net of expenses	21,711,131	-
Proceeds from issuance of note payable	-	514,200
Net cash provided by financing activities	19,695,147	514,200

Net change in cash and cash equivalents	18,451,780	(641,418)
Cash and cash equivalents, beginning of period	2,159,608	2,284,881
Cash and cash equivalents, end of period	$20,611,388	$1,643,463

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unpaid purchases of equipment and other assets	$16,400	$-
Conversion of series B preferred stock	$1,980,000	$-
Deemed dividend on series B preferred stock arising on down round	$439,999	$-
Cashless exercise of prefunded warrants	$2	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 1 – General

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, more and more producers consider or act to grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, we provide: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary controls systems and technologies used for environmental, lighting, and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services, and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although most of our customers do, we neither produce nor sell cannabis or its related products.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic has affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. The COVID-19 pandemic is expected to have continued adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, and working capital.

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the six months ended June 30, 2022, the Company experienced significant delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain arising from the long-term effects of the COVID-19 pandemic. Consequently, our revenue recognition of these customer sales has been delayed until future periods when the shipment of these orders can be completed.

Impact of Ukrainian Conflict

Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As our operations are related only to the North American controlled environment agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to this conflict. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Inflation

We anticipate that our business and financial position will be impacted by the current inflationary environment. To the extent that we use borrowed funds, we believe our costs will increase. Access to capital for our business and our business plan will also be impacted by increased interest rates and may affect our ability to obtain capital. Inflation will also have an impact on the cost of supplies of goods and services that we use to complete our contracts for our customers. Depending on the terms of our contracts currently executed and in execution, we may not be able to pass on our increased costs, with the consequence of an adverse impact on our operating profit and overall margin.

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. The Company continues to experience recurring losses since its inception. As a result, in order to continue as a going concern, the Company has been reliant on the ability to obtain additional sources of financing to fund growth. As indicated in Note 8 – Shareholders Equity (Deficit) below, on February 15, 2022, the Company received approximately $22,000,000 in proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the issuance of these consolidated financial statements. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiaries, Hydro Innovations, LLC (“Hydro”) and Surna Cultivation Technologies LLC (“SCT”). Intercompany transactions, profit, and balances are eliminated in consolidation.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets and goodwill, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, accounts receivable and inventory allowances, and legal contingencies.

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of June 30, 2022, the balance in the Company’s account was approximately $20,611,000, consequently $20,361,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

During the six months ended June 30, 2022 and 2021, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock. During the three-months period ended June 30, 2020 and the six-months periods ended June 30, 2021 and 2020, the Company incurred a net loss and consequently the common share equivalents of these potentially dilutive equity instruments have not been included in the calculations of loss per share because such inclusion would have been anti-dilutive. However, during the three-month period ended June 30, 2021, we realized a net profit and therefore included 22,528 potential common stock equivalents in respect of our outstanding stock options using the treasury method.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

As of June 30, 2022, and 2021, there were respectively, 7,882,061 and 164,579, potentially dilutive equity instruments outstanding in respect of options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock.

Goodwill

The Company recorded goodwill in connection with its acquisition of Hydro Innovations, LLC in July 2014. Goodwill is reviewed for impairment annually or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company performs a quantitative impairment test annually on December 31 by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company’s fair value is calculated using a market valuation technique whereby an appropriate control premium is applied to the Company’s market capitalization as calculated by applying its publicly quoted share price to the number of its common shares issued and outstanding. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company determined that it has one reporting unit.

As of June 30, 2022, the Company experienced a triggering event due to a drop in its stock price and performed a quantitative analysis for potential impairment of its goodwill. As of June 30, 2022, the Company performed a quantitative analysis for potential impairment of its goodwill, by comparing the Company’s fair value to its carrying value as of June 30, 2022. Based on this analysis, the Company determined that its carrying value exceeded its fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $631,064 at June 30, 2022. No income tax benefit related to this goodwill impairment charge was recorded at June 30, 2022.

Temporary Equity

Shares of preferred stock that are redeemable for cash or other assets are classified as temporary equity if they are redeemable, at the option of the holder, at a fixed or determinable price on a fixed or determinable date or upon the occurrence of an event that is not solely within the control of the Company. Redeemable equity instruments are initially carried at the fair value of the equity instrument at the issuance date, net of issuance costs, which is subsequently adjusted to redemption value (including the amount for dividends earned but not yet declared or paid) at each balance sheet date if the instrument is currently redeemable or if it is probable that the instrument will become redeemable.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Equipment and systems sales	$2,791,141	$4,245,897	$4,433,713	$6,409,365
Engineering and other services	192,076	172,648	278,125	353,731
Shipping and handling	31,668	90,960	47,474	112,938
Total revenue	$3,014,885	$4,509,505	$4,759,312	$6,876,034

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of June 30, 2022, and 2021, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of June 30, 2022, and December 31, 2021, deferred revenue, which was classified as a current liability, was $5,935,270 and $2,839,838, respectively.

For the three and six months ended June 30, 2022, the Company recognized revenue of $1,030,830 and $2,193,204, respectively, related to the deferred revenue at January 1, 2022. For the three and six months ended June 30, 2021, the Company recognized revenue of $1,193,251 and $3,073,616, respectively, related to the deferred revenue at January 1, 2021.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

The Company and its customers face various industry dynamics that make the timing and recognition of the Company’s revenue challenging. The Company’s ability to recognize revenue is driven by a customer’s ability to take possession of the sold equipment, which is predicated on completion of a customer’s cultivation facility. The Company’s customers are often first-time participants who face challenges associated with maintaining project funding, securing state and local licenses, and designing and installing complex equipment for the facility. Coordination of these efforts introduces uncertainty to the timing and completion of cultivation facilities, and all of these challenges are enhanced by the current economic environment. Global supply-chain delays and growing backlog challenges extend the duration, cost and timing uncertainty of many cultivation facility projects. In addition, as inflation-related cost increases affect the project returns that investors expect, many customers face funding uncertainty from initial investors. As a result of these challenges, the Company may experience contract cancellations, project scope reductions, and project delays from its customers, and there is no assurance that the Company will be able to fulfill its backlog.

As of June 30, 2022, the Company’s remaining performance obligations, or backlog, was approximately $9,698,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at June 30, 2022, includes booked sales orders of $776,000 from several customers that the Company does not expect to be realized until 2023. Our backlog also contains booked sales orders of $155,000 (2% of the total backlog) from two customers that we believe are at risk of cancellation based on conversations with these customers. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that several of its current contracts may be delayed.

The remaining performance obligations expected to be recognized through 2023 are as follows:

	2022	2023	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	8,767,000	931,000	9,698,000
Total remaining performance obligations	$8,767,000	$931,000	$9,698,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of June 30, 2022, and December 31, 2021, the Company had an accrued warranty reserve amount of $183,979 and $186,605, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2022, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 158.21% to 158.70%; expected term in years 10 and risk-free interest rate ranged from 1.52% to 2.32%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Share-based compensation expense included in:
Cost of revenue	$5,104	$15,809	$5,895	$29,944
Advertising and marketing expenses	4,080	6,818	6,842	13,292
Product development costs	4,961	7,335	4,961	14,029
Selling, general and administrative expenses	81,482	41,595	170,446	73,428
Total share-based compensation expense included in consolidated statement of operations	$95,627	$71,557	$188,144	$130,693

Included in the expense for the three and six months ended June 30, 2022, is an accrual for $46,374 and $46,374, respectively, for the 2022 Annual Employee Incentive Compensation Plan. Included in the expense for the three and six months ended June 30, 2021, is an accrual for $56,151 and $108,945, respectively, for the 2021 Annual Employee Incentive Compensation Plan.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Concentrations

Two customers accounted for 53% and 12% of the Company’s revenue for the three months ended June 30, 2022 and one customer accounted for 47% of the Company’s revenue for the six months ended June 30, 2022. Three customers accounted for 28%, 27%, and 11% of the Company’s revenue for the three months ended June 30, 2021 and three customers accounted for 18%, 18% and 13% of the Company’s revenue for the six months ended June 30, 2021.

Three customers accounted for 60%, 25% and 10% of the Company’s accounts receivable as of June 30, 2022. Two customers accounted for 68%, and 23% of the Company’s accounts receivable as of December 31, 2021.

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

June 30, 2022

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

The lease cost, cash flows and other information related to the New Facility Lease were as follows:

As of June 30, 2022
Operating lease right-of-use asset	$514,816
Operating lease liability, current	$113,999
Operating lease liability, long-term	$432,496

Remaining lease term	4.6 years
Discount rate	3.63%

For the Six Months Ended June 30, 2022
Operating cash outflow from operating lease	$50,273

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments on the New Facility Lease as of June 30, 2022 are as follows:

Years ended December 31,
2022 (excluding the six months ended June 30, 2022)	$60,931
2023	124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	595,101
Less imputed interest	(48,606)
Present value of minimum lease payments	$546,495

Note 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2022	2021
Finished goods	$228,378	$272,199
Work in progress	195	1,050
Raw materials	230,145	196,456
Allowance for excess & obsolete inventory	(56,961)	(91,379)
Inventory, net	$401,757	$378,326

Overhead expenses of $14,997 and $13,589 were included in the inventory balance as of June 30, 2022, and December 31, 2021, respectively.

The inventory balance at June 30, 2022 includes $47,735 for inventory in transit from one of our suppliers that was delivered to our warehouse in July of 2022.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $2,720,000 and $1,069,000 in advance payments for inventory for the periods ended June 30, 2022, and December 31, 2021, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021
Furniture and equipment	$282,748	$274,472
Vehicles	15,000	15,000
Leasehold improvements	-	-
	297,748	289,472
Accumulated depreciation	(213,061)	(212,126)
Property and equipment, net	$84,687	$77,346

Depreciation expense was $16,697 for the six months ended June 30, 2022. For the six months ended June 30, 2022, $2,428 was allocated to cost of sales, $607 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$207,640	$616,056
Sales commissions payable	21,613	27,592
Accrued payroll liabilities	325,372	322,873
Product warranty accrual	183,979	186,605
Other accrued expenses	305,932	192,463
Total	$1,044,536	$1,345,589

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 6 – Commitments and Contingencies

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

Note 7 – Temporary Equity

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

The Company has no remaining Preferred Shares outstanding as of June 30, 2022.

Note 8 – Stockholders’ Equity (Deficit)

As of June 30, 2022, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $.00001 par value. Effective June 30, 2022, 7,953,974 shares of common stock were issued and outstanding and no shares of preferred stock are issued and outstanding.

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

On January 17, 2022, the Company issued an RSU grant of 3,367 shares of common stock 2021 Equity Incentive Plan to each of two new directors, 1,684 shares of common stock vested immediately on grant date and the remaining 1,683 shares of common stock will vest on January 17, 2023, if the recipient remains in service as an independent director. 1,684 shares of common stock were issued on January 17, 2022 to each of the two new directors in settlement of the RSUs that vested immediately.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

An additional 6,798 shares of common stock were issued to round up partial shares following the reverse spilt.

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

Warrant Exercise

On June 21, 2022, the Company issued 169,530 shares of its common stock in connection with the cashless exercise of 170,382 prefunded conversion warrants.

Note 9 – Equity Incentive Plans

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

During the six months ended June 30, 2022, no shares or options were issued, and 13,333 options were cancelled under the 2017 Plan.

As of June 30, 2022, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards related to 148,905 options remain outstanding, and 20,736 shares remain available for future equity awards.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 666,667 shares of common stock. The 2021 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

During the six months ended June 30, 2022, the Company issued 3,367 shares of its common stock to two new independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in January 2022.

During the six months ended June 30, 2022, the Company granted awards for 21,167 non-qualified stock options to newly hired employees under the 2021 Equity Incentive Plan as described below.

During the six months ended June 30, 2022, the Company granted awards for 6,250 non-qualified stock options to directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in August of 2021.

On April 1, 2022, 31,793 non-qualified stock options were issued to 21 employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $2.51. The expense in respect of this issuance had been fully accrued in 2021.

As of June 30, 2022, of the 666,667 shares authorized under the 2021 Equity Plan, 10,170 relate to restricted shares issued, 65,201 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options, 3,367 relate to outstanding restricted stock units and 547,113 shares remain available for future equity awards.

There was $168,766 in unrecognized compensation expense for unvested non-qualified stock options, incentive stock options and restricted stock units at June 30, 2022 which will be recognized over approximately 3 years.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the six months ended June 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	158,174	$10.99	7.60	$-
Granted	52,960	$2.92	9.70	$-
Exercised	-	$-	-	$-
Forfeited	(13,333)	$9.15	9.50	$-
Expired	-	$-	-	$-
Outstanding, June 30, 2022	197,800	$8.95	8.20	$-
Exercisable, June 30, 2022	150,621	$9.91	7.80	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

During the six months ended June 30, 2022, we issued a total of 52,960 stock options to employees as follows:

●	6,167 stock options were issued to three new employees. The vesting of these options ranges from immediate to three years, have a term of 10 years and exercise prices ranging from $4.80 to $6.90.
●	15,000 stock options were issued to our newly appointed Chief Financial Officer. The options vest as follows: 2,000 vested immediately, 3,000 on March 11, 2023, 5,000 on March 11, 2024, and 5,000 on March 11, 2025. The options have a term of 10 years and an exercise price of $2.20.
●	31,793 stock options were issued to 21 employees in respect of the Company’s 2021 Annual Incentive Awards which vested immediately. The options have a term of 10 years and an exercise price of $2.51.
●	During the six months ended June 30, 2022, 1,667 fully vested stock options and 11,667 unvested stock options were forfeited following the departure of one former employee.

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the six months ended June 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	41,846	$7.65	$-	$320,122
Granted	52,960	$2.89	$-	$153,151
Vested	(35,960)	$2.72	$-	$97,674
Forfeited	(11,667)	$9.01	$-	$(105,118)
Expired	-	$-	$-	$-
Nonvested, June 30, 2022	47,179	$5.73	$-	$270,481

For the six months ended June 30, 2022 and June 30, 2021, the Company recorded $75,947 and $15,336 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the six months ended June 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Granted	6,250	$4.80	9.5	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, June 30, 2022	57,122	$9.44	6.5	$-
Exerciseable, June 30, 2022	57,122	$9.44	6.5	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan, for the six months ended June 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	-	$-	$-	$-
Granted	6,250	$4.80	$-	$29,656
Vested	(6,250)	$4.80	$-	$(29,656)
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, June 30, 2022	-		$-	$-

During the six months ended June 30, 2022 and June 30, 2021, the Company incurred $29,656 and $6,412 respectively, as compensation expense related to 6,250 and 3,333 vested options, respectively, issued to directors.

Effective January 3, 2022, the Company issued 6,250 non-qualified stock options under the 2021 Equity Plan to its then current directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

Restricted Stock Units

Effective January 17, 2022, the Company issued 6,734 restricted stock units (RSUs) under the 2021 Equity Plan to newly appointed directors. 3,367 of these RSUs vested upon grant and the remining 3,367 will vest on January 17, 2023.

The Company recorded $36,168 during the six months ended June 30, 2022, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2021	-	$-	$-
Granted	6,734	$7.42	$-
Vested and settled with share issuance	(3,367)	$7.42	$-
Forfeited/canceled	-	$-	$-
Outstanding, June 30, 2022	3,367	$7.42	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 10 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the six months ended June 30, 2022:

			Weighted
		Weighted Average	Average Remaining		Aggregate
	Number	Exercise	Life		Intrinsic
	Outstanding	Price	In Months		Value

Outstanding at December 31, 2021	227,719	$9.59	33		$0

Granted	7,566,435	$4.89	55		$212,978

Exercised	(170,382)	$0.01	-	*	$212,978

Expired	-	-	-		-

Outstanding at June 30, 2022	7,623,772	$5.14	55	*	$0

*	Excludes 170,382 warrants with an indefinite life.

The following table summarizes information about warrants outstanding at June 30, 2022:

	Warrants	Weighted Average
Exercise price	Outstanding	Months Outstanding

9.45	192,982	27

10.40	34,737	28

5.00	7,105,496	56

5.16	290,557	56

	7,623,772	55

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

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

On June 21, 2022, the holder of all 170,382 pre-funded conversion warrants exercised all of their warrants on a cashless basis and received 169,530 shares of the Company’s common stock as a result of the exercise.

No pre-funded conversion warrants remained outstanding at June 30, 2022.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 11 – Income Taxes

As of June 30, 2022, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $24,275,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020.

In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our sale of securities, both in September 2021 and February 2022, will need to be considered for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future bottom-line operating results by effectively increasing our future tax obligations

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2022 and December 31, 2021. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 12 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the six months ended June 30, 2022, the Company paid $9,884 in commissions under this agreement.

Note 13 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued and determined no material subsequent events occurred after June 30, 2022 for which disclosure was required.

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

Overview

CEA Industries is an engineering and design company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. The CEA industry uses technology-based methods to grow crops in a way that provides protection from the outdoor elements; these methods have traditionally included indoor agriculture and vertical farming. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital, and labor, to create an agriculture business that is more efficient and more productive than traditional farming methods.

Headquartered in Colorado, we leverage our experience in the CEA industry to bring our customers a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of principal service and product offerings that include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary controls systems and technologies used for environmental, lighting and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities.

Currently, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities operating in the cannabis industry. Our customers include state and provincial-regulated CEA growers located in the U.S., Canada, and other international locations. They are focused on building new CEA facilities and expanding or retrofitting existing CEA facilities. Our customers operate CEA facilities that range in size from several thousand square feet to more than 100,000 square feet.

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

We believe our customers partner with us because we have the reputation and experience to help them make cost-conscious and effective decisions on the design and engineering of their indoor cultivation facilities. Our clients are focused on their crops and rely on us to partner with them on ways to optimize their CEA facility. We are also mindful of the evolving and substantial environmental sustainability standards and concerns raised by governments, consumers and other stakeholders. CEA facilities are resource intensive, and a growing list of states have implemented building code changes that limit energy consumption in cultivation facilities. Energy and resource efficiency is a high priority to us as engineers, and the senior engineers on our team hold the Leadership in Energy and Environmental Design (“LEED”) credential. In addition, our CEO helped build a cleantech company, and is a published author in the energy efficient technologies space. We believe this sustainability-focused technical experience is a unique advantage that our customers value when working with us.

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

In response to the COVID-19 pandemic and the associated government and business response, the Company took and continues to take measures to adjust its operations as necessary. This included cost cutting efforts beginning in 2020, that were subsequently reversed as orders picked up and the overall business climate improved. However, because the effects of the pandemic continue in different parts of the world and in different ways in the United States, the Company continues to actively monitor its operations.

We are experiencing uncontrollable delays with our international supply of products and shipments from vendors due to a significant increase in shipments to U.S. ports, compounded by a reduction in cargo being shipped by air, a general shortage of containers, and a shortage of domestic truck driver availability. While these delays have moderately improved in recent months, we, along with many other importers of goods across all industries, continue to experience severe congestion and extensive wait times for carriers at ports across the United States. In addition, restrictions imposed by local, state, and federal agencies due to the COVID-19 pandemic have led to reduced personnel of importers, government staff, and others in our supply chain. We have been working diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

While the Company is continuing to navigate the financial, operational, and personnel challenges presented by the COVID-19 pandemic, the full extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic, the potential uncertainty related to (and proliferation of) new strains, and related actions taken by federal, state, local, and international government officials, to prevent and manage the spread of COVID-19. All of these efforts are uncertain, out of our control, and cannot be predicted at this time.

Impact of Ukrainian Conflict

Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to this conflict. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2022, we executed new sales contracts with a total contract value of $3,869,000. During this same period, we had negative change orders of $46,000 and cancellations of $2,288,000. The cancellations were based on discussions with customers who were unable to attain or maintain funding, and subsequently abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended June 30, 2022 were $1,534,000, representing a decrease of $571,000 (or 27%) from net bookings of $2,105,000 in the first quarter of 2022.

Our backlog at June 30, 2022 was $9,698,000, a decrease of $1,480,000, or 13%, from March 31, 2022. The decrease in backlog is the result of lower net bookings and higher revenue in the second quarter. Our backlog at June 30, 2022 includes booked sales orders of $776,000 (8% of the total backlog) from several customers that we do not expect to be realized until 2023. Our backlog also contains booked sales orders of $155,000 (2% of the total backlog) from two customers that we believe are at risk of cancellation based on conversations with these customers. We believe the sales orders in these portions of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

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

	For the quarter ended
	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022
Backlog, beginning balance	$11,578,000	$7,987,000	$9,881,000	$10,818,000	$11,179,000
Net bookings, current period	$919,000	$5,600,000	$3,993,000	$2,105,000	$1,534,000
Recognized revenue, current period	$4,510,000	$3,706,000	$3,056,000	$1,744,000	$3,015,000
Backlog, ending balance	$7,987,000	$9,881,000	$10,818,000	$11,179,000	$9,698,000

The Company and its customers face various industry dynamics that make the timing and recognition of the Company’s revenue challenging. The Company’s ability to recognize revenue is driven by a customer’s ability to take possession of the sold equipment, which is predicated on completion of a customer’s cultivation facility. The Company’s customers are often first-time participants who face challenges associated with maintaining project funding, securing state and local licenses, and designing and installing complex equipment for the facility. Coordination of these efforts introduces uncertainty to the timing and completion of cultivation facilities, and all of these challenges are enhanced by the current economic environment. Global supply-chain delays and growing backlog challenges extend the duration, cost and timing uncertainty of many cultivation facility projects. In addition, as inflation-related cost increases affect the project returns that investors expect, many customers face funding uncertainty from initial investors. As a result of these challenges, the Company may experience contract cancellations, project scope reductions, and project delays from its customers, and there is no assurance that the Company will be able to fulfill its backlog.

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of June 30, 2022.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2022 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2022 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

Our backlog, remaining performance obligations, and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in or inability to obtain project financing or licensing or abandonment of the project entirely. Accordingly, there can be no assurance that contracts included in backlog or remaining performance obligations will generate revenues or when the revenues will be generated. Net bookings and backlog are considered non-GAAP financial measures, and therefore, they should be considered in addition to, rather than as a substitute for, our GAAP measures for recognized revenue, deferred revenue, and remaining performance obligations. Further, we can provide no assurance as to the profitability of our contracts reflected in remaining performance obligations, backlog and net bookings.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2022 was $3,015,000, compared to $4,510,000 for the three months ended June 30, 2021, representing a decrease of $1,495,000, or 33%. The decrease was primarily due to delays with our international supply of products and shipments from vendors which delayed contract fulfillment and revenue recognition on existing contracts. As a result of this along with higher bookings, our ending backlog increased by 21% as compared to the three months ended June 30, 2021. The supply chain impact was largely due to delays at U.S. ports, compounded by a reduction in cargo shipped by air, a shortage of containers, and a shortage of domestic truck delivery availability.

Cost of revenue decreased by $519,000, or 16%, from $3,227,000 for the three months ended June 30, 2021 to $2,709,000 for the three months ended June 30, 2022. The decrease was primarily due to a decrease in revenue, partially offset by an increase in fixed costs and an increase in variable costs as a percent of revenue as discussed below.

The gross profit for the three months ended June 30, 2022 was $306,000 compared to $1,282,000 for the three months ended June 30, 2021, a decrease of 76%. Gross profit margin decreased by 18 percentage points from 28.4% for the three months ended June 30, 2021 to 10.2% for the three months ended June 30, 2022 primarily due to lower revenue, an increase in fixed costs, and an increase in variable costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $450,000, or 15% of total revenue, for the three months ended June 30, 2022 as compared to $357,000, or 8% of total revenue, for the three months ended June 30, 2021. The increase of $92,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $73,000, and an increase in overhead of $19,000, both as a result of investing in future growth.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $2,259,000, or 75% of total revenue, in the three months ended June 30, 2022 as compared to $2,870,000, or 64% of total revenue, in the three months ended June 30, 2021. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $734,000 driven by lower revenue and lower equipment margins, partially offset by, (ii) an increase in travel expense of $51,000, (iii) an increase in warranty expenses of $45,000, and (iv) an increase in excess and obsolete inventory expense of $24,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $2,077,000 for the three months ended June 30, 2022, from $1,166,000 for the three months ended June 30, 2021, an increase of $911,000, or 78%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $193,000, in support of our growth initiatives, (ii) an increase in advertising and marketing expenses of $142,000, (iii) a decrease in product development of $55,000, and (iv) a non-cash goodwill impairment charge of $631,000.

The increase in SG&A expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, was primarily due to: (i) an increase of $154,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) an increase in insurance costs of $75,000, (iii) an increase in accounting fees of $30,000, (iv) an increase of $30,000 for board fees, (v) an increase in travel expenses of $25,000, offset by (vi) lower commissions of $57,000, (vii) a decrease in depreciation and loss on asset disposals of $19,000, (viii) a decrease of $16,000 for business taxes and licenses, (ix) a decrease of $15,000 for investor relations and, (x) a decrease in bad debt expense of $10,000.

The increase in marketing expenses was primarily due to (i) an increase in advertising, outside services, and other promotional marketing expenses of $70,000 (ii) an increase in salaries and benefits (including stock-based compensation) of $42,000, and (iii) an increase in trade show expenses of $30,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $50,000, (ii) a decrease in other R&D expense of $8,000, offset by, (iii) an increase in travel of $3,000.

As further discussed in Note 1, on June 30, 2022, we performed a quantitative analysis for potential impairment of our goodwill, by comparing the Company’s fair value to its carrying value as of June 30, 2022. Based on this analysis, the Company determined that its carrying value exceeded its fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $631,000 at June 30, 2022. No income tax benefit related to this goodwill impairment charge was recorded at June 30, 2022.

Operating Income (Loss)

We recognized an operating loss of $1,771,000 for the three months ended June 30, 2022, as compared to operating income of $116,000 for the three months ended June 30, 2021, a loss increase of $1,887,000. The operating loss for the three months ended June 30, 2022 included $96,000 of non-cash, stock-based compensation, $7,000 of depreciation expense, and $631,000 for a non-cash goodwill impairment charge, compared to $72,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense for the three months ended June 30, 2021. Excluding these non-cash items, our operating loss increased by $1,242,000.

Other Income (Expense)

We recognized other income (net) of $11,000 for the three months ended June 30, 2022, compared to other income (net) of $149,000 for the three months ended June 30, 2021. Other income for the three months ended June 30, 2022 consisted of interest income on a money market account. Other income for the three months ended June 30, 2021 primarily consisted of $138,000 related to the Employee Retention Credit as part of the CARES act and $12,000 for rental income from the sub-lease of a portion of our facility.

Net Income (Loss)

Overall, we recognized a net loss of $1,761,000 for the three months ended June 30, 2022, as compared to net income of $265,000 for the three months ended June 30, 2021, a loss increase of $2,026,000. The net loss for the three months ended June 30, 2022 included $96,000 of non-cash, stock-based compensation, $7,000 of depreciation, and $631,000 for a non-cash goodwill impairment charge, compared to $72,000 of non-cash, stock-based compensation and $17,000 of depreciation and amortization expense for the three months ended June 30, 2021. Excluding these non-cash items, our net loss increased by $1,381,000.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2022 was $4,759,000, compared to $6,876,000 for the six months ended June 30, 2021, representing a decrease of $2,117,000, or 31%. The decrease was primarily due to delays with our international supply of products and shipments from vendors which delayed contract fulfillment and revenue recognition on existing contracts. As a result, even though our bookings were down, our ending backlog increased. The supply chain impact was largely due to delays at U.S. ports, compounded by a reduction in cargo shipped by air, a shortage of containers, and a shortage of domestic truck delivery availability.

Cost of revenue decreased by $887,000, or 17%, from $5,249,000 for the six months ended June 30, 2021 to $4,363,000 for the six months ended June 30, 2022. The decrease was primarily due to a decrease in revenue, offset by an increase in fixed costs and an increase in variable costs as a percent of revenue as discussed below.

The gross profit for the six months ended June 30, 2022 was $397,000 compared to $1,627,000 for the six months ended June 30, 2021, a decrease of 76%. Gross profit margin decreased by 15 percentage points from 23.7% for the six months ended June 30, 2021 to 8.3% for the six months ended June 30, 2022 primarily due to lower revenue, higher fixed costs, and an increase in variable costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $808,000, or 17% of total revenue, for the six months ended June 30, 2022 as compared to $694,000, or 10% of total revenue, for the six months ended June 30, 2021. The increase of $114,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $106,000, and an increase in overhead of $8,000, both as a result of investing in future growth.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $3,554,000, or 75% of total revenue, in the six months ended June 30, 2022 as compared to $4,555,000, or 66% of total revenue, in the six months ended June 30, 2021. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $1,110,000 driven by lower revenue and lower equipment margins, (ii) a decrease in shipping and handling expense of $23,000, offset by (iii) an increase in travel of $96,000, and (iv) and increase in excess and obsolete inventory expense of $33,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $3,779,000 for the six months ended June 30, 2022, from $2,197,000 for the six months ended June 30, 2021, an increase of $1,583,000, or 72%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $765,000, in support of our growth initiatives, (ii) an increase in advertising and marketing expenses of $216,000, (iii) a decrease in product development of $29,000, and (iv) a goodwill impairment charge of $631,000.

The increase in SG&A expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, was primarily due to: (i) an increase of $538,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) an increase in insurance costs of $120,000, (iii) an increase in accounting and other professional fees of $107,000, and (iv) an increase of $53,000 for travel costs, (v) an increase of $50,000 for board fees, (vi) an increase of $16,000 for facility and office expenses, (vii) an increase of $15,000 for investor relations, offset by (viii) a decrease in commissions of $47,000, (ix) a decrease in bad debt of $32,000, (x) a decrease in business taxes and licenses of $31,000, and (xi) a decrease in depreciation and loss on asset disposal of $24,000.

The increase in marketing expenses was primarily due to (i) an increase in salaries and benefits (including stock-based compensation) of $93,000, (ii) an increase in advertising, outside services, and other promotional marketing expenses of $83,000, and (iii) an increase in trade show expenses of $39,000.

The decrease in product development costs was due to (i) a decrease in R&D materials and service expenses of $72,000, (ii) a decrease in salaries and benefits (including stock-based compensation) of $24,000, offset by (iii) an increase in R&D consulting services of $56,000, and (iv) an increase in travel costs of $11,000.

As further discussed in Note 1, on June 30, 2022, we performed a quantitative analysis for potential impairment of our goodwill, by comparing the Company’s fair value to its carrying value as of June 30, 2022. Based on this analysis, the Company determined that its carrying value exceeded its fair value. As a result, the Company recorded a non-cash goodwill impairment charge of $631,000 at June 30, 2022. No income tax benefit related to this goodwill impairment charge was recorded at June 30, 2022.

Operating Income (Loss)

We recognized an operating loss of $3,382,000 for the six months ended June 30, 2022, as compared to an operating loss of $570,000 for the six months ended June 30, 2021, an increase of $2,813,000, or 494%. The operating loss for the six months ended June 30, 2022 included $188,000 of non-cash, stock-based compensation, $14,000 of depreciation expense, and $631,000 for a non-cash goodwill impairment charge, compared to $131,000 of non-cash, stock-based compensation and $33,000 of depreciation and amortization expense for the six months ended June 30, 2021. Excluding these non-cash items, our operating loss increased by $2,144,000, or 529%.

Other Income (Expense)

We recognized other income (net) of $199,000 for the six months ended June 30, 2022, compared to other income (net) of $42,000 for the six months ended June 30, 2021. Other income for the six months ended June 30, 2022 consisted of income from an insurance settlement of $185,000 and interest income of $14,000. Other income for the six months ended June 30, 2021 primarily consisted of income of $138,000 related to the Employee Retention Credit as part of the CARES act, $12,000 for rental income from the sub-lease of a portion of our facility, offset by $107,000 in expense related to the settlement of litigation with a former employee.

Net Income (Loss)

Overall, we recognized a net loss of $3,184,000 for the six months ended June 30, 2022, as compared to a net loss of $528,000 for the six months ended June 30, 2021, an increase of $2,655,000, or 503%. The net loss for the six months ended June 30, 2022 included $188,000 of non-cash, stock-based compensation, $14,000 of depreciation expense, and $631,000 for a non-cash goodwill impairment charge, compared to $198,000 of non-cash, stock-based compensation and $33,000 of depreciation and amortization expense for the six months ended June 30, 2021. Excluding these non-cash items, our net loss increased by $2,054,000, or 692%.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of June 30, 2022, we had cash and cash equivalents of $20,611,000, compared to cash and cash equivalents of $2,160,000 as of December 31, 2021. The $18,452,000 increase in cash and cash equivalents during the six months ended June 30, 2022, was primarily the result of cash proceeds from the sale of common stock and warrants of $21,711,000, offset by the redemption of series B preferred stock and interest of $2,016,000, and cash used in operations of $1,232,000. Our cash is held in bank depository accounts in certain financial institutions. During the six months ended June 30, 2022, we held deposits in financial institutions that exceeded the federally insured amount.

As of June 30, 2022, we had accounts receivable (net of allowance for doubtful accounts) of $140,000, inventory (net of excess and obsolete allowance) of $402,000, and prepaid expenses of $2,888,000 (including $2,720,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of June 30, 2022, we had total accounts payable and accrued expenses of $1,045,000, deferred revenue of $5,935,000, accrued equity compensation of $47,000, other current liabilities of $37,000 and the current portion of operating lease liability of $114,000. As of June 30, 2022, we had working capital of $16,943,000, compared to a working capital deficit of $415,000 as of December 31, 2021. The increase in our working capital was primarily related to (i) an increase in cash of $18,452,000, (ii) an increase in prepaid expenses and other assets of $1,614,000, (iii) a decrease in accounts payable and accrued liabilities of $301,000, offset by (iv) an increase in deferred revenue of $3,095,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the six months ended June 30, 2022 and June 30, 2021:

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,232,000)	$(1,141,000)
Net cash used in investing activities	(11,000)	(14,000)
Net cash provided by financing activities	19,695,000	514,000
Net increase in cash	$18,452,000	$(641,000)

Operating Activities

We incurred a net loss for the six months ended June 30, 2022 of $3,184,000 and have an accumulated deficit of $31,965,000 as of June 30, 2022.

Cash used in operations for the six months ended June 30, 2022 was $1,232,000 compared to $1,142,000 for the six months ended June 30, 2021, an increase of $90,000.

The increase in cash used in operating activities during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, was primarily attributable to: (i) an increase in net loss of $2,655,000, (ii) a decrease in cash used to fund working capital of $1,926,000, and (iii) an increase in non-cash operating charges of $640,000.

The increase in our working capital was primarily related to (i) an increase in cash of $18,452,000, (ii) an increase in prepaid expenses and other assets of $1,614,000, (iii) a decrease in accounts payable and accrued liabilities of $301,000, offset by (iv) an increase in deferred revenue of $3,095,000.

The increase in non-cash operating charges was primarily due to goodwill impairment charges of $631,000.

Investing Activities

The $12,000 cash used in investing activities during the six months ended June 30, 2022 was related to the purchase of property and equipment of $14,000, offset by proceeds from the sale of property and equipment of $2,000. Cash used in investing activities during the six months ended June 30, 2021 of $14,000 was related to the purchase of property and equipment of $15,000, offset by proceeds from the sale of property and equipment of $1,000.

Financing Activities

Cash flows from financing activities during the six months ended June 30, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related interest.

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

Contractual Payment Obligations

As of June 30, 2022, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2022, we had no off-balance sheet arrangements. During the six months ended June 30, 2022, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 13 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2022, the Company agreed to convert 1,650 shares of the Series B Preferred Stock into 362,306 shares of common stock and 703,069 warrants. Of the warrants,170,382 are pre-funded warrants that vested immediately, have an indefinite term and an exercise price of $0.01, and the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00. Each warrant entitles the holder to purchase one share of common stock. The issuances were to an accredited investor pursuant to an exemption from registration of the Securities Act under Section 4(a)(2).

On June 21, 2022, the 170,382 pre-funded warrants described above were exercised on cashless basis and received 169,530 shares of the Company’s common stock upon exercise.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: August 11, 2022	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 11, 2022	By:	/s/ Ian K. Patel
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

