Form 10-Q
period 2022-09-30
CEA Industries Inc.
filed 2022-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41266

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

As of November 14, 2022, the number of outstanding shares of common stock of the registrant was 7,953,974.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2022

Table of Contents

Page
Cautionary Statement	ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	2

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and September 30, 2021	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Mine Safety Disclosures	40

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	41

EXHIBIT INDEX	42

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$21,083,549	$2,159,608
Accounts receivable (net of allowance for doubtful accounts of $275,442 and $181,942, respectively)	77,143	179,444
Inventory, net	614,623	378,326
Prepaid expenses and other	1,102,138	1,273,720
Total Current Assets	22,877,453	3,991,098
Noncurrent Assets
Property and equipment, net	76,224	77,346
Goodwill	-	631,064
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	488,960	565,877
Total Noncurrent Assets	581,761	1,290,864

TOTAL ASSETS	$23,459,214	$5,281,962

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,256,111	$1,345,589
Deferred revenue	4,435,481	2,839,838
Accrued equity compensation	69,560	83,625
Other liabilities	37,078	37,078
Current portion of operating lease liability	115,943	100,139
Total Current Liabilities	6,914,173	4,406,269

Noncurrent Liabilities
Operating lease liability, net of current portion	405,265	486,226
Total Noncurrent Liabilities	405,265	486,226

TOTAL LIABILITIES	7,319,438	4,892,495

Commitments and Contingencies (Note 6)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 and 3,300 issued and outstanding, respectively	-	3,960,000
Total Temporary Equity	-	3,960,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 and 850,000,000 shares authorized, respectively; 7,953,974 and 1,600,835 shares issued and outstanding, respectively	80	16
Additional paid in capital	49,146,840	25,211,017
Accumulated deficit	(33,007,144)	(28,781,566)
Total Shareholders’ Equity (Deficit)	16,139,776	(3,570,533)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$23,459,214	$5,281,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$5,063,079	$3,706,436	$9,822,391	$10,582,470

Cost of revenue	4,465,888	2,959,264	8,828,453	8,208,368

Gross profit	597,191	747,172	993,938	2,374,102

Operating expenses:
Advertising and marketing expenses	304,600	224,393	865,305	569,580
Product development costs	58,978	98,623	254,473	322,807
Selling, general and administrative expenses	1,292,746	866,699	3,684,617	2,493,930
Goodwill impairment charges	-	-	631,064	-
Total operating expenses	1,656,324	1,189,715	5,435,459	3,386,317

Operating income (loss)	(1,059,133)	(442,543)	(4,441,521)	(1,012,215)

Other income (expense):
Other income (expense), net	6,358	35,934	191,358	79,452
Interest income (expense),net	10,725	(1,296)	24,585	(3,268)
Total other income (expense)	17,083	34,638	215,943	76,184

Income (Loss) before provision for income taxes	(1,042,050)	(407,905)	(4,225,578)	(936,031)

Income taxes	-	-	-	-

Net income (loss)	$(1,042,050)	$(407,905)	$(4,225,578)	$(936,031)

Convertible Preferred Series B Stock Redemption Value Adjustment	$-	$(2,262,847)	$-	$(2,262,847)
Convertible preferred series B stock dividends	-	(1,447)	(35,984)	(1,447)
Deemed dividend on convertible preferred series B stock on down round	-	-	(439,999)	-

Net income (loss) available to common shareholders	$(1,042,050)	$(2,672,199)	$(4,701,561)	$(3,200,325)

Income (loss) per common share – basic and diluted	$(0.13)	$(1.69)	$(0.69)	$(2.02)

Weighted average number of common shares outstanding, basic and diluted	7,953,974	1,583,511	6,804,741	1,581,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2022 and September 30, 2021

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482
Fair value of vested stock options granted to employees	-	-	49,099	-	49,099
Fair value of restricted stock units issued to directors	-	-	6,245	-	6,245
Net loss	-	-	-	(1,042,050)	(1,042,050)
Balance September 30, 2022	7,953,974	$80	$49,146,840	$(33,007,144)	$16,139,776

	Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	208,672	-	208,672
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	0	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	17,418	-	17,418
Issuance of common shares to round up partial shares following reverse split	6,798	0	0		0
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(4,225,578)	(4,225,578)
Balance September 30, 2022	7,953,974	$80	$49,146,840	$(33,007,144)	$16,139,776

	Series A Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance June 30, 2021	42,030,331	$420	237,526,638	$2,376	$26,324,331	$(27,971,769)	$(1,644,642)
Fair value of vested stock options granted to employees	-	-	-	-	14,545	-	14,545
Fair value of vested stock options granted to directors	-	-	-	-	14,762	-	14,762
Issuance of series B preferred stock and warrants, net	-	-	-	-	927,721	-	927,721
Accrued dividends	-	-	-	-	(1,447)	-	(1,447)
Adjustment to redemption value	-	-	-	-	(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-	-	(407,905)	(407,905)
Balance September 30, 2021	42,030,331	$420	237,526,638	$2,376	$25,017,065	$(28,379,674)	$(3,359,813)

	Serries A Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	236,526,638	$2,366	$26,107,159	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	1,000,000	10	66,990	-	67,000
Fair value of vested stock options granted to employees	-	-	-	-	158,315	-	158,315
Fair value of vested stock options granted to directors	-	-	-	-	21,174	-	21,174
Issuance of series B preferred stock and warrants, net	-	-	-	-	927,721	-	927,721
Accrued dividends	-	-	-	-	(1,447)	-	(1,447)
Adjustment to redemption value	-	-	-	-	(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-	-	(936,031)	(936,031)
Balance September 30, 2021	42,030,331	$420	237,526,638	$2,376	$25,017,065	$(28,379,674)	$(3,359,813)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(4,225,578)	$(936,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	24,731	54,973
Share-based compensation	280,739	51,055
Common stock issued for other expense	-	67,000
Provision for doubtful accounts	93,500	20,975
Provision for excess and obsolete inventory	(5,332)	(13,764)
Loss on disposal of assets	4,489	8,042
Amortization of ROU asset	76,917	149,597
Goodwill impairment charges	631,064	-

Changes in operating assets and liabilities:
Accounts receivable	8,801	(19,740)
Inventory	(230,966)	(139,481)
Prepaid expenses and other	171,582	(119,296)
Accounts payable and accrued liabilities	910,523	(107,604)
Deferred revenue	1,595,644	(664,663)
Deposits	-	(24,183)
Operating lease liability, net	(65,157)	(197,085)
Accrued equity compensation	(14,065)	108,945
Net cash used in operating activities	(743,108)	(1,761,260)

Cash Flows From Investing Activities
Purchases of property and equipment	(30,348)	(15,316)
Proceeds from the sale of property and equipment	2,250	1,500
Net cash used in investing activities	(28,098)	(13,816)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	(35,984)	-
Redemption of series B preferred stock	(1,980,000)	-
Cash proceeds on sale of common stock and warrants, net of expenses	21,711,131	-
Payments on convertible notes payable		1,259,874
Proceeds from issuances of convertible notes		514,200
Net cash provided by financing activities	19,695,147	1,774,074

Net change in cash and cash equivalents	18,923,941	(1,002)
Cash and cash equivalents, beginning of period	2,159,608	2,284,881
Cash and cash equivalents, end of period	$21,083,549	$2,283,879

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Adjustment of carrying value of series B preferred stock to redemption value	$-	$2,262,847
Conversion of series B preferred stock	$1,980,000	$-
Subscription receivable - series B preferred stock	$-	$1,365,000
Options issued for accrued equity compensation	$-	$128,434
Accrued Series B dividend payable settled in shares of common stock	$-	$1,447
Deemed dividend on series B preferred stock arising on down round	$439,999	$-
Cashless exercise of prefunded warrants	$2	$-
Options issued for accrued equity compensation liability	$78,938	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 1 – Nature of Operations and Significant Accounting Policies

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, more and more producers consider or act to grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, we provide: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting, and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services, and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although most of our customers do, we neither produce nor sell cannabis or its related products.

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

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the nine months ended September 30, 2022, the Company experienced significant delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain arising from the long-term effects of the COVID-19 pandemic. Consequently, our revenue recognition of these customer sales has been delayed until future periods when the shipment of these orders can be completed.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Impact of Ukrainian Conflict

Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it has a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As our operations are related only to the North American controlled environment agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to this conflict. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

Inflation

We anticipate that our business and financial position will be impacted by the current inflationary environment. To the extent that we, and our customers, use borrowed funds, we believe costs will increase for us and our customers. Access to capital will be impacted by increased interest rates and may affect our, and our customers’, ability to obtain capital. Inflation will also have an impact on the cost of supplies of goods and services that we use to complete our contracts for our customers. Depending on the terms of our contracts currently executed and in execution, we may not be able to pass on our increased costs, with the consequence of an adverse impact on our operating profit and overall margin.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2021.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of September 30, 2022, the balance in the Company’s account was approximately $21,084,000, consequently $20,834,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

During the nine months ended September 30, 2022 and September 30, 2021, there were warrants and options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock.

As of September 30, 2022, and September 30, 2021, there were respectively, 7,881,160 and 777,888, potentially dilutive equity instruments outstanding in respect of options outstanding to purchase Company common stock and restricted stock units that were convertible into shares of the Company’s common stock.

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

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Equipment and systems sales	$4,941,380	$3,523,948	$9,375,093	$9,933,313
Engineering and other services	104,434	110,538	382,559	464,269
Shipping and handling	17,265	71,950	64,739	184,888
Total revenue	$5,063,079	$3,706,436	$9,822,391	$10,582,470

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. When there are multiple performance obligations within a contract, the Company allocates the transaction price to each performance obligation based on the standalone selling price. When estimating the selling price, the Company uses various observable inputs. The best observable input is the Company’s actual selling price for the same good or service, however, this input is generally not available for the Company’s contracts containing multiple performance obligations. For engineering services, the Company estimates the standalone selling price by reference to certain physical characteristics of the project, such as facility size and mechanical systems involved, which are indicative of the scope and complexity of the mechanical engineering services to be provided. For equipment sales, the standalone selling price is determined by forecasting the expected costs of the equipment and components and then adding an appropriate margin, based on a range of acceptable margins established by management. Depending on the nature of the performance obligations, the Company may use a combination of different methods and observable inputs if certain performance obligations have highly variable or uncertain standalone selling prices. Once the selling prices are determined, the Company applies the relative values to the total contract consideration and estimates the amount of the transaction price to be recognized as each promise is fulfilled.

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

September 30, 2022

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of September 30, 2022, and 2021, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of September 30, 2022, and December 31, 2021, deferred revenue, which was classified as a current liability, was $4,435,481 and $2,839,838, respectively.

For the three and nine months ended September 30, 2022, the Company recognized revenue of $125,731 and $2,318,935, respectively, related to the deferred revenue at January 1, 2022. For the three and nine months ended September 30, 2021, the Company recognized revenue of $283,452 and $3,357,068, respectively, related to the deferred revenue at January 1, 2021.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

As of September 30, 2022, the Company’s remaining performance obligations, or backlog, was approximately $6,832,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at September 30, 2022, includes booked sales orders of $4,271,000 from several customers that the Company does not expect to be realized until 2023. Our backlog also contains a booked sales order of $157,000 (2% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that some of its current contracts could be delayed.

The remaining performance obligations expected to be recognized through 2023 are as follows:

	2022	2023	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	2,561,000	4,271,000	6,832,000
Total remaining performance obligations	$2,561,000	$4,271,000	$6,832,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of September 30, 2022, and December 31, 2021, the Company had an accrued warranty reserve amount of $210,944 and $186,605, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2022, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility ranged from 158.21% to 158.70%; expected term in years 10 and risk-free interest rate ranged from 1.52% to 2.73%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Share-based compensation expense included in:
Cost of revenue	$3,956	$-	$9,851	$29,944
Advertising and marketing expenses	2,457	-	9,300	13,292
Product development costs	2,481	-	7,442	14,029
Selling, general and administrative expenses	69,637	29,307	240,083	102,735
Total share-based compensation expense included in consolidated statement of operations	$78,531	$29,307	$266,676	$160,000

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Included in the expense for the three and nine months ended September 30, 2022, is an accrual for $23,187 and $69,561, respectively, for the 2022 Annual Employee Incentive Compensation Plan. Included in the expense for the three and nine months ended September 30, 2021, is an accrual for $0 and $108,945, respectively, for the 2021 Annual Employee Incentive Compensation Plan.

Concentrations

Two customers accounted for 53% and 24% of the Company’s revenue for the three months ended September 30, 2022 and three customer accounted for 28%, 25%, and 13% of the Company’s revenue for the nine months ended September 30, 2022. Three customers accounted for 38%, 23%, and 11% of the Company’s revenue for the three months ended September 30, 2021 and three customers accounted for 25%, 12%, and 12% of the Company’s revenue for the nine months ended September 30, 2021.

Three customers accounted for 54%, 20%, and 19% of the Company’s accounts receivable as of September 30, 2022. Two customers accounted for 68% and 23% of the Company’s accounts receivable as of December 31, 2021.

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued Update 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The update was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in Update 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this Update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

The lease cost, cash flows and other information related to the New Facility Lease were as follows:

As of September 30, 2022
Operating lease right-of-use asset	$488,960
Operating lease liability, current	$115,943
Operating lease liability, long-term	$405,265

Remaining lease term	4.3 years
Discount rate	3.63%

For the Nine Months Ended September 30, 2022
Operating cash outflow from operating lease	$80,437

Future annual minimum lease payments on the New Facility Lease as of September 30, 2022 are as follows:

Years ended December 31,
2022 (excluding the nine months ended September 30, 2022)	$30,767
2023	124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	564,937
Less imputed interest	(43,729)
Present value of minimum lease payments	$521,208

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Finished goods	$389,290	$272,199
Work in progress	194	1,050
Raw materials	311,186	196,456
Allowance for excess & obsolete inventory	(86,047)	(91,379)
Inventory, net	$614,623	$378,326

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Overhead expenses of $14,986 and $13,589 were included in the inventory balance as of September 30, 2022, and December 31, 2021, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $760,000 and $1,069,000 in advance payments for inventory for the periods ended September 30, 2022, and December 31, 2021, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Furniture and equipment	$278,389	$274,472
Vehicles	15,000	15,000
	293,389	289,472
Accumulated depreciation	(217,165)	(212,126)
Property and equipment, net	$76,224	$77,346

Depreciation expense was $24,731 for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, $3,642 was allocated to cost of sales, $911 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$1,360,380	$616,056
Sales commissions payable	35,229	27,592
Accrued payroll liabilities	308,576	322,873
Product warranty accrual	210,944	186,605
Other accrued expenses	340,982	192,463
Total	$2,256,111	$1,345,589

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

Probability of Redemption: As it was considered probable the Series B Preferred stock would become redeemable outside of the Company’s control, the Series B Preferred stock was disclosed as temporary equity and was initially adjusted as of September 30, 2021 to its redemption value of 120% of the stated value of $1,000 per share, or $3,960,000. As a result, the Company recorded a $2,262,847 non-cash redemption value adjustment during 2021. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes; accordingly, the redemption value adjustment was therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders” on the Company’s Consolidated Statements of Operations. In addition, since the Company did not have a balance of retained earnings, the redemption value adjustment was recorded against additional paid-in capital.

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2.016 million in cash, which included both principal and accrued dividends of approximately $36,000.

On February 16, 2022, the remaining 1,650 shares of the Company’s Series B Preferred Stock were converted into 362,306 shares of common stock and 703,069 warrants; 170,382 of the warrants vested immediately, had an indefinite term and an exercise price of $0.01 (“pre-funded conversion warrants”), the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00. The initial common stock conversion price for the shares of Series B Preferred Stock was $8.55. However, the terms of the Series B preferred stock were such that the stock conversion price was to be reduced to 75% of the offering price in any subsequent qualified public offering of Company equity instruments, if lower than the common stock conversion price of $8.55. The Company’s public offering that closed on February 15, 2022, was completed at an offering price of $4.13. Accordingly, the initial common stock conversion price for the shares of Series B Preferred Stock was reduced from $8.55 to $3.0975, representing 75% of the offering price of $4.13. As a result, the Company recognized a deemed dividend of $439,999 to Series B Shareholders in respect of the additional shares of common stock and warrants they received on the conversion of their shares of Series B Preferred stock. As the Company does not have a balance of retained earnings, the deemed dividend was recorded against additional paid-in capital.

The Company has no Preferred Shares outstanding as of September 30, 2022.

Note 8 – Stockholders’ Equity (Deficit)

As of September 30, 2022, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $.00001 par value. As of September 30, 2022, 7,953,974 shares of common stock were issued and outstanding and no shares of preferred stock are issued and outstanding.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

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

During the nine months ended September 30, 2022, no shares or options were issued, and 13,569 options were cancelled under the 2017 Plan.

As of September 30, 2022, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards related to 148,669 options remain outstanding, and 20,972 shares remain available for future equity awards.

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

During the nine months ended September 30, 2022, the Company issued 3,367 shares of its common stock to two new independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in January 2022.

During the nine months ended September 30, 2022, the Company granted awards for 22,167 non-qualified stock options to newly hired employees and 1,666 stock options were cancelled under the 2021 Equity Incentive Plan as described below.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

During the nine months ended September 30, 2022, the Company granted awards for 6,250 non-qualified stock options to directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in August of 2021.

On April 1, 2022, 31,793 non-qualified stock options were issued to 21 employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $2.51. The expense in respect of this issuance had been fully accrued in 2021.

As of September 30, 2022, of the 666,667 shares authorized under the 2021 Equity Plan, 10,170 relate to restricted shares issued, 64,535 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options, 3,367 relate to outstanding restricted stock units and 547,779 shares remain available for future equity awards.

There was $114,825 in unrecognized compensation expense for unvested non-qualified stock options, incentive stock options and restricted stock units at September 30, 2022 which will be recognized over approximately 3 years.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the nine months ended September 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	158,174	$10.99	7.60	$-
Granted	53,960	$2.90	9.50	$-
Exercised	-	$-	-	$-
Forfeited	(15,235)	$8.58	9.30	$-
Expired	-	$-	-	$-
Outstanding, September 30, 2022	196,899	$8.95	7.90	$-
Exercisable, September 30, 2022	149,719	$9.92	7.50	$-

During the nine months ended September 30, 2022, we issued a total of 53,960 stock options to employees as follows:

●	7,167 stock options were issued to four new employees. The vesting of these options ranges from immediate to three years, have a term of 10 years and exercise prices ranging from $1.42 to $6.90.
●	15,000 stock options were issued to our newly appointed Chief Financial Officer. The options vest as follows: 2,000 vested immediately, 3,000 on March 11, 2023, 5,000 on March 11, 2024, and 5,000 on March 11, 2025. The options have a term of 10 years and an exercise price of $2.20.
●	31,793 stock options were issued to 21 employees in respect of the Company’s 2021 Annual Incentive Awards which vested immediately. The options have a term of 10 years and an exercise price of $2.51.
●	During the nine months ended September 30, 2022, 3,568 fully vested stock options and 11,667 unvested stock options were forfeited following the departure of three former employees.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the nine months ended September 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	41,846	$7.65	$-	$320,122
Granted	53,960	$2.86	$-	$153,054
Vested	(36,960)	$2.68	$-	$(97,811)
Forfeited	(11,667)	$9.01	$-	$(105,120)
Expired	-	$-	$-	$-
Nonvested, September 30, 2022	47,179	$5.73	$-	$270,245

For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded $129,733 and $29,881 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the nine months ended September 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Granted	6,250	$4.80	9.3	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, September 30, 2022	57,122	$9.44	6.2	$-
Exerciseable, September 30, 2022	57,122	$9.44	6.2	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan, for the nine months ended September 30, 2022, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	-	$-	$-	$-
Granted	6,250	$4.80	$-	$29,656
Vested	(6,250)	$4.80	$-	$(29,656)
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, September 30, 2022	-		$-	$-

During the nine months ended September 30, 2022 and September 30, 2021, the Company incurred $29,656 and $21,174 respectively, as compensation expense related to 6,250 and 8,205 vested options, respectively, issued to directors.

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

The Company recorded $42,413 during the nine months ended September 30, 2022, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2021	-	$-	$-
Granted	6,734	$7.42	$-
Vested and settled with share issuance	(3,367)	$7.42	$-
Forfeited/canceled	-	$-	$-
Outstanding, September 30, 2022	3,367	$7.42	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 10 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended September 30, 2022:

			Weighted	Weighted
			Average	Average		Aggregate
	Warrants		Exercise	Remaining Life		Intrinsic
	Outstanding	Exercisable	Price	In Months		Value

Outstanding at December 31, 2021	227,719	227,719	$9.59	33		$0

Granted	7,566,435	7,566,435	$4.89	53	*	$177,197

Exercised	(170,382)	(170,382)	$0.01	-	*	$(177,197)

Expired	-	-	-	-		-

Outstanding at September 30, 2022	7,623,772	7,623,772	$5.14	52		$0

*	Includes 170,382 warrants with an indefinite life.

The following table summarizes information about warrants outstanding at September 30, 2022:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

9.45	192,982	192,982	24

10.40	34,737	34,737	25

5.00	7,105,496	7,105,496	53

5.16	290,557	290,557	53

	7,623,772	7,623,772	55

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Q1 2022 Investor Warrants

On February 15, 2022, the Company issued 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The warrants vested immediately, have a term of 5 years and an exercise price of $5.00.

Q1 2022 Overallotment Warrants

Further on February 15, 2022, in connection the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit as described above, a further 761,670 warrants were issued in connection with the subscription for substantially all of the available 15% overallotment warrants. The warrants were acquired for consideration of $0.01 per warrant, vested immediately, have a term of 5 years and an exercise price of $5.00.

Q1 2022 Underwriter Warrants

Further on February 15, 2022, in connection the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit described above, the Company also issued representatives of the underwriters 290,557 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.1625, during the period commencing August 9, 2022, and expiring on February 10, 2027.

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

No pre-funded conversion warrants remained outstanding at September 30, 2022.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

Note 11 – Income Taxes

As of September 30, 2022, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $25,317,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020.

In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Our sale of securities, both in September 2021 and February 2022, will need to be considered for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future bottom-line operating results by effectively increasing our future tax obligations

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2022 and December 31, 2021. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 12 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the nine months ended September 30, 2022, the Company paid $9,884 in commissions under this agreement.

Note 13 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued and determined no material subsequent events occurred after September 30, 2022 for which disclosure was required.

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

Headquartered in Colorado, we leverage our experience in the CEA industry to bring our customers a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of principal service and product offerings that include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities.

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

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, and continuously evolving waste removal regulations. In addition to these issues, our cannabis growing customers face increasingly rigorous quality standards and declining cannabis prices in a growing industry whose standards are constantly evolving. A primary challenge for our customers involves finding innovative ways to reduce energy costs. On average, 56% of our customers’ energy costs are driven by HVACD systems and another 38% by lighting systems, and 5% for water handling and CO2 injection.

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

We have three core assets that we believe will support us as we pursue our business strategy. First, we enjoy strong relationships with relevant stakeholders in the CEA industry. Largely focused in the cannabis segment, our partnerships include relationships with new and existing growers, capital providers, consultants, independent contractors, and numerous others. This includes our recently announced marketing arrangement with Merida Capital, a cannabis-focused private equity firm, whereby Merida will use CEA Industries Inc. as its sole provider of certain products and services for its indoor cultivation facilities. This has already resulted in a recent new contract in October 2022 with one of Merida’s Connecticut based clients.

Second, our experience in this industry over time has built up specialized engineering know-how and experience. We have been serving indoor cultivators since 2006 and designing CEA cultivation facilities since 2016. Since then, we have tested and solidified best practices from designing environmental control systems for CEA cultivation facilities. Finally, we have a line of proprietary environmental control products that support the specific growing environments that our customers want. We believe these products offer significant benefits to our customers and we are in the process of expanding our product slate, including the October 2022 launch of our new portfolio of water treatment solutions that include sampling, system design, equipment supplies and system integration.  We believe this will enable us to work with cultivators and provide the necessary technologies to purify water including reverse osmosis, carbon filtration, multi-media filtration, water softeners, and ultraviolet water treatment.

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

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2022, we executed new sales contracts with a total contract value of $2,378,000. During this same period, we had positive change orders of $91,000 and cancellations of $272,000. The cancellations were based on discussions with customers who were unable to attain or maintain funding, and subsequently abandoned their projects. After adjustments for these change orders and cancellations, our net bookings in the three months ended September 30, 2022 were $2,197,000, representing an increase of $663,000 (or 43%) from net bookings of $1,534,000 in the second quarter of 2022.

Our backlog at September 30, 2022 was $6,832,000, a decrease of $2,866,000, or 30%, from June 30, 2022. The decrease in backlog is the result of higher revenue in the third quarter. Our backlog at September 30, 2022 includes booked sales orders of $3,621,000 (53% of the total backlog) from several customers that we do not expect to be realized until 2023. Our backlog also contains a booked sales order of $157,000 (2% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. We believe the sales orders in these portions of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

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

	For the quarter ended
	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022
Backlog, beginning balance	$7,987,000	$9,881,000	$10,818,000	$11,179,000	$9,698,000
Net bookings, current period	$5,600,000	$3,993,000	$2,105,000	$1,534,000	$2,197,000
Recognized revenue, current period	$3,706,000	$3,056,000	$1,744,000	$3,015,000	$5,063,000
Backlog, ending balance	$9,881,000	$10,818,000	$11,179,000	$9,698,000	$6,832,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of September 30, 2022.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2022 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2022 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2022 was $5,063,000, compared to $3,706,000 for the three months ended September 30, 2021, representing an increase of $1,357,000, or 37%. The increase was primarily due to improvements in our supply chain and the ability to deliver products with fewer delays on contract fulfillment and revenue recognition on existing contracts. Additionally, revenue for the three months ended September 30, 2022 included contracts for several new product offerings that were not available the three months ended September 30, 2021.

Cost of revenue increased by $1,507,000, or 51%, from $2,959,000 for the three months ended September 30, 2021 to $4,466,000 for the three months ended September 30, 2022. The increase was primarily due to an increase in revenue and an increase in variable costs as a percent of revenue, as discussed below.

Our gross profit for the three months ended September 30, 2022 was $597,000 compared to $747,000 for the three months ended September 30, 2021, a decrease of 20%. Gross profit margin decreased by 8.4 percentage points from 20.2% for the three months ended September 30, 2021 to 11.8% for the three months ended September 30, 2022 primarily due to an increase in variable costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $373,000, or 7% of total revenue, for the three months ended September 30, 2022 as compared to $337,000, or 9% of total revenue, for the three months ended September 30, 2021. The increase of $36,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $47,000, a result of investing in future growth. This increase was partially offset by a decrease in overhead of $11,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $4,093,000, or 81% of total revenue, during the three months ended September 30, 2022 as compared to $2,622,000, or 71% of total revenue, in the three months ended September 30, 2021. The increase in variable costs was primarily due to: (i) an increase in equipment costs of $1,183,000 driven by higher revenue and lower equipment margins, (ii) an increase in warranty of $180,000, primarily due to product quality issues with a supplier’s product that were experienced by several of our customers, (iii) an increase in consulting fees of $52,000, (iv) an increase in travel of $43,000, and (v) an increase in excess and obsolete inventory expense of $29,000, partially offset by, (i) a reduction in shipping and handling costs of $11,000, and (ii) lower outside engineering fees of $6,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $1,656,000 for the three months ended September 30, 2022, from $1,190,000 for the three months ended September 30, 2021, an increase of $467,000, or 39%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $426,000, in support of our growth initiatives, (ii) an increase in advertising and marketing expenses of $80,000, partially offset by a decrease in product development of $40,000.

Our increase in SG&A expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, was primarily due to: (i) an increase of $222,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) an increase in bad debt expense of $102,000, resulting from the risk of non-payment by a customer due to defective products from one of our suppliers, (iii) an increase in accounting fees of $102,000, partially due to potential acquisition evaluation costs, (iv) an increase of $70,000 for insurance, and (v) an increase in board fees of $23,000, partially offset by (i) a reduction in business taxes and licenses of $38,000, (ii) a decrease in referral fees and other sales related expenses of $33,000, and (iii) a decrease of $19,000 for investor relations expenses.

The increase in marketing expenses was primarily due to (i) an increase in salaries and benefits (including stock-based compensation) of $44,000, (ii) an increase in advertising, outside services, and other marketing expenses of $32,000, and (iii) an increase in trade show expenses of $4,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $23,000, (ii) a decrease in R&D consulting and materials expense of $19,000, offset by, an increase in travel of $3,000.

Operating Income (Loss)

We recognized an operating loss of $1,059,000 for the three months ended September 30, 2022, as compared to an operating loss of $443,000 for the three months ended September 30, 2021, an increase of $616,000. The operating loss for the three months ended September 30, 2022 included $79,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $29,000 of non-cash, stock-based compensation and $16,000 of depreciation and amortization expense for the three months ended September 30, 2021. Excluding these non-cash items, our operating loss increased by $576,000.

Other Income (Expense)

We recognized other income (net) of $17,000 for the three months ended September 30, 2022, compared to other income (net) of $35,000 for the three months ended September 30, 2021. Other income for the three months ended September 30, 2022 primarily consisted of interest income on a money market account. Other income for the three months ended September 30, 2021 primarily consisted of rental income from the sub-lease of a portion of our previous facility in Boulder, CO.

Net Income (Loss)

Overall, we recognized a net loss of $1,042,000 for the three months ended September 30, 2022, as compared to a net loss of $408,000 for the three months ended September 30, 2021, an increase of $634,000. The net loss for the three months ended September 30, 2022 included $79,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $29,000 of non-cash, stock-based compensation and $16,000 of depreciation and amortization expense for the three months ended September 30, 2021. Excluding these non-cash items, our net loss increased by $594,000.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2022 was $9,822,000, compared to $10,582,000 for the nine months ended September 30, 2021, representing a decrease of $760,000, or 7%. The decrease was primarily due to delays experienced earlier in the year with our international supply of products and shipments from vendors which delayed contract fulfillment and revenue recognition on existing contracts. The supply chain impact was largely due to delays at U.S. ports, compounded by a reduction in cargo shipped by air, a shortage of containers, and a shortage of domestic truck delivery availability.

Cost of revenue increased by $620,000, or 8%, from $8,208,000 for the nine months ended September 30, 2021 to $8,828,000 for the nine months ended September 30, 2022. The increase was primarily due to an increase in both fixed costs and variable costs as discussed below.

Gross profit for the nine months ended September 30, 2022 was $994,000 compared to $2,374,000 for the nine months ended September 30, 2021, a decrease of 58%. Gross profit margin decreased by 12.3 percentage points from 22.4% for the nine months ended September 30, 2021 to 10.1% for the nine months ended September 30, 2022 primarily due to lower revenue, higher fixed costs, and an increase in variable costs as a percent of revenue, as described below.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $1,181,000, or 12% of total revenue, for the nine months ended September 30, 2022 as compared to $1,032,000, or 10% of total revenue, for the nine months ended September 30, 2021. The increase of $150,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $153,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $7,647,000, or 78% of total revenue, in the nine months ended September 30, 2022 as compared to $7,177,000, or 68% of total revenue, in the nine months ended September 30, 2021. The increase in variable costs was primarily due to: (i) an increase in warranty of $162,000, primarily due to quality issues with a supplier’s product that were experienced by several of our customers, (ii) an increase in travel of $140,000, (iii) an increase in equipment costs of $74,000 primarily as a result of lower margins, (iv) an increase in excess and obsolete inventory expense of $61,000, (v) an increase in other variable costs of $57,000, and (vi) an increase in outside engineering fees of $12,000, offset by a decrease in shipping and handling of $34,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses increased to $5,435,000 for the nine months ended September 30, 2022, from $3,386,000 for the nine months ended September 30, 2021, an increase of $2,049,000, or 61%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $1,191,000, in support of our growth initiatives, and (ii) an increase in advertising and marketing expenses of $296,000, (iii) a goodwill impairment charge of $631,000, offset by a decrease in product development of $68,000.

The increase in SG&A expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, was primarily due to: (i) an increase of $760,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) an increase in accounting and other professional fees of $216,000, (iii) an increase in insurance costs of $189,000, (iv) a $73,000 increase for board fees, (v) an increase of $70,000 in bad debt expense, and (vi) an increase in travel of $63,000, offset by (i) a decrease of $80,000 for commissions, referral fees, and other sales related expenses, (ii) a decrease in business taxes and licenses of $69,000, and (iii) a decrease in depreciation of $29,000.

The increase in marketing expenses was primarily due to (i) an increase in salaries and benefits (including stock-based compensation) of $137,000, (ii) an increase in advertising, outside services, and other promotional marketing expenses of $117,000, and (iii) an increase in trade show expenses of $42,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $47,000, and (ii) a decrease in R&D materials and service expenses of $35,000, offset by an increase in travel of $14,000.

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

Operating Income (Loss)

We recognized an operating loss of $4,442,000 for the nine months ended September 30, 2022, as compared to an operating loss of $1,012,000 for the nine months ended September 30, 2021, an increase of $3,429,000, or 339%. The operating loss for the nine months ended September 30, 2022 included $267,000 of non-cash, stock-based compensation, $20,000 of depreciation expense, and $631,000 for a non-cash goodwill impairment charge, compared to $160,000 of non-cash, stock-based compensation and $49,000 of depreciation and amortization expense for the nine months ended September 30, 2021. Excluding these non-cash items, our operating loss increased by $2,720,000, or 339%.

Other Income (Expense)

We recognized other income (net) of $216,000 for the nine months ended September 30, 2022, compared to other income (net) of $76,000 for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2022 consisted of income from an insurance settlement of $185,000 and interest income of $25,000. Other income for the nine months ended September 30, 2021 primarily consisted of income of $138,000 related to the Employee Retention Credit as part of the CARES act, $48,000 for rental income from the sub-lease of a portion of our facility, offset by $107,000 in expense related to the settlement of litigation with a former employee.

Net Income (Loss)

Overall, we recognized a net loss of $4,226,000 for the nine months ended September 30, 2022, as compared to a net loss of $936,000 for the nine months ended September 30, 2021, an increase of $3,290,000, or 351%. The net loss for the nine months ended September 30, 2022 included $267,000 of non-cash, stock-based compensation, $20,000 of depreciation expense, and $631,000 for a non-cash goodwill impairment charge, compared to $227,000 of non-cash, stock-based compensation and $49,000 of depreciation and amortization expense for the nine months ended September 30, 2021. Excluding these non-cash items, our net loss increased by $2,648,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of September 30, 2022, we had cash and cash equivalents of $21,084,000, compared to cash and cash equivalents of $2,160,000 as of December 31, 2021. The $18,924,000 increase in cash and cash equivalents during the nine months ended September 30, 2022, was primarily the result of cash proceeds from the sale of common stock and warrants of $21,711,000, offset by the redemption of series B preferred stock and interest of $2,016,000, and cash used in operations of $743,000. Our cash is held in bank depository accounts in certain financial institutions. During the nine months ended September 30, 2022, we held deposits in financial institutions that exceeded the federally insured amount.

As of September 30, 2022, we had accounts receivable (net of allowance for doubtful accounts) of $77,000, inventory (net of excess and obsolete allowance) of $615,000, and prepaid expenses of $1,102,000 (including $760,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of September 30, 2022, we had total accounts payable and accrued expenses of $2,256,000, deferred revenue of $4,436,000, accrued equity compensation of $70,000, other current liabilities of $37,000 and the current portion of operating lease liability of $116,000. As of September 30, 2022, we had working capital of $15,963,000, compared to a working capital deficit of $415,000 as of December 31, 2021. The increase in our working capital was primarily related to (i) an increase in cash of $18,924,000, and (ii) an increase in inventory of $236,000, offset by (i) an increase in deferred revenue of $1,596,000, (ii) an increase in accounts payable and accrued liabilities of $911,000, (iii) a decrease in prepaid expense and other assets of $172,000, and (iv) a decrease in accounts receivable of $102,000.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the nine months ended September 30, 2022 and September 30, 2021:

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(743,000)	$(1,761,000)
Net cash used in investing activities	(28,000)	(14,000)
Net cash provided by financing activities	19,695,000	1,774,000
Net increase in cash	$18,924,000	$(1,000)

Operating Activities

We incurred a net loss for the nine months ended September 30, 2022 of $4,226,000 and have an accumulated deficit of $33,007,000 as of September 30, 2022.

Cash used in operations for the nine months ended September 30, 2022 was $743,000 compared to $1,761,000 for the nine months ended September 30, 2021, a decrease of $1,018,000.

The decrease in cash used in operating activities during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, was primarily attributable to: (i) an increase in cash used to fund working capital of $3,539,000, (ii) an increase in net loss of $3,290,000, and (iii) an increase in non-cash operating charges of $768,000.

The increase in our working capital was primarily related to (i) an increase in cash of $18,924,000, and (ii) an increase in inventory of $236,000, offset by (i) an increase in deferred revenue of $1,596,000, (ii) an increase in accounts payable and accrued liabilities of $911,000, (iii) a decrease in prepaid expense and other assets of $172,000, and (iv) a decrease in accounts receivable of $102,000.

The increase in non-cash operating charges was primarily due to goodwill impairment charges of $631,000 and an increase in share-based compensation.

Investing Activities

The $28,000 cash used in investing activities during the nine months ended September 30, 2022 was related to the purchase of property and equipment of $30,000, offset by proceeds from the sale of property and equipment of $2,000. Cash used in investing activities during the nine months ended September 30, 2021 of $14,000 was related to the purchase of property and equipment of $15,000, offset by proceeds from the sale of property and equipment of $1,000.

Financing Activities

Cash flows from financing activities during the nine months ended September 30, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related interest. Cash flows from financing activities during the nine months ended September 30, 2021, was the result of cash proceeds from the sale of preferred stock and warrant (net of issuance costs) of $1,260,000 and proceeds from a note payable of $514,000.

During the nine months ended September 30, 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes.

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

Contractual Payment Obligations

As of September 30, 2022, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2022, we had no off-balance sheet arrangements. During the nine months ended September 30, 2022, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 13 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: November 14, 2022	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Ian K. Patel
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

