Form 10-K
period 2022-12-31
CEA Industries Inc.
filed 2023-03-28
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO _______

Commission File Number: 001-41266

CEA INDUSTRIES INC.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,007,535 based upon a closing price of $1.26 reported for such date on the Nasdaq Capital Markets.

As of March 28, 2023, the number of outstanding shares of common stock of the registrant was 8,076,372.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEA Industries Inc. Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2022

In this Annual Report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. (formerly known as Surna Inc.) and, where appropriate, its wholly-owned subsidiary.

Hemp and marijuana are technically both part of the “Cannabis sativa L.” plant. “Hemp” is a term used to classify varieties of cannabis that contain 0.3% or less tetrahydrocannabinol (“THC”) content (by dry weight), the principal psychoactive constituent of cannabis. Hemp and its derivatives were federally legalized in the United States as part the Agricultural Act of 2018. “Marijuana” is a term used to classify varieties of cannabis that contain more than 0.3% THC (by dry weight). Marijuana is not federally legal in the United States. Many states, however, have taken action to make marijuana legal for all purposes, made it available for medical uses, decriminalized it, or a combination thereof. We currently provide nearly all of our products and services to customers that cultivate marijuana. In this Annual Report, unless otherwise indicated, “cannabis” refers to “marijuana.”

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	the impact on our business and that of our customers of the lasting effects of the COVID-19 government response.;

●	our overall financial condition, including the impact of higher interest rates and inflation, business disruption due to the COVID-19 pandemic, the Ukraine war, and the supply chains on which we depend;
●	the impact on our business from our restructuring and cost containment actions taken in the first quarter 2023;
●	the inherent uncertainty of product development and product selection to meet client requirements;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our supply position within the industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

PART I

Item 1. Business

Overview

CEA Industries, through our subsidiary, Surna Cultivation Technologies LLC, is a company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital, and labor, to create an agriculture business that is more efficient and more productive than those that use traditional farming methods. Typically, the CEA industry is focused on indoor agriculture and vertical farming.

Headquartered in Colorado, we leverage our experience in the CEA industry to bring our customers a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of principal service and product offerings that include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting and climate control, and (viii) preventative maintenance services, through our partnership with a certified service contractor network, for CEA facilities.

Our revenue stream is currently derived primarily from supplying our products, services and technologies to licensed commercial indoor facilities operating in the cannabis industry. Our customers include state and provincial-regulated CEA growers located in the U.S., Canada, and other international locations. We recently have developed customers in the non-cannabis CEA market to expand our market reach. Customers use our services for building new CEA facilities and expanding or retrofitting existing CEA facilities.

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, continuously evolving waste removal regulations, inflationary pressures, and labor shortages. In addition to these issues, our cannabis growing customers face increasingly rigorous quality standards and declining cannabis prices in a growing industry whose standards are constantly evolving.

We support our clients by providing integrated mechanical, electrical, and plumbing (“MEP”) engineering design, proprietary and curated environmental control equipment, and automation offerings that serve the CEA industry. Over our 16 years in business, we have served hundreds of commercial indoor CEA facilities.

We believe our customers partner with us because we have the reputation and experience to help them make cost-conscious and effective decisions on the design and engineering of their indoor cultivation facilities. CEA facilities are resource intensive, and a growing list of states have implemented building code changes that limit energy consumption in cultivation facilities. Energy and resource efficiency is a high priority to us as engineers, and the senior engineers on our team hold the Leadership in Energy and Environmental Design (“LEED”) credential. We believe this sustainability-focused technical experience is crucial in the value we provide to our customers.

We have three core assets that we believe will support us as we pursue our business strategy. First, we enjoy strong relationships with relevant stakeholders in the CEA industry. Largely focused in the cannabis segment, our partnerships include relationships with new and existing growers, capital providers, consultants, independent contractors, and numerous others. These partnerships include agreements reached in 2022 with Merida Capital and Hydrobuilder Holdings LLC. In June we announced a marketing arrangement with Merida Capital, a cannabis-focused private equity firm, whereby Merida will use CEA Industries Inc. as its sole provider of certain products and services for its indoor cultivation facilities. This relationship resulted in a new contract in October 2022 with one of Merida’s Connecticut based clients. In November of 2022 we announced a strategic alliance with Hydrobuilder Holdings that we believe will result in more project opportunities.

Second, our experience in this industry over time has built up specialized engineering know-how and experience. We have been serving indoor cultivators since 2006 and designing CEA cultivation facilities since 2016. Since then, we have tested and solidified best practices from designing environmental control systems for CEA cultivation facilities.

Third, we have a line of proprietary environmental control products that support the specific growing environments that our customers want. We believe these products offer significant benefits to our customers.

Shares of our common stock and warrants are traded on the Nasdaq Capital Markets under the ticker symbols “CEAD” and “CEADW”, respectively.

Impact of the COVID-19 Pandemic on Our Business

As a result of the government measures to control the COVID-19 pandemic, there continue to be disruptions in business operations around the world, with a persistent impact on our business.

We still are experiencing delays with our international supply of products and shipments from vendors. While these delays have improved in recent months, we, along with many other importers of goods across all industries, continue to experience supply chain disruption. Also, shipping times are still longer than they were prior to the COVID-19 pandemic. We continue to work diligently with our network of freight partners and suppliers to expedite delivery dates and provide solutions to reduce further impact and delays. However, we are unable to determine the full impact of these delays and how long they will continue as they are out of our control.

Impact of Ukrainian Conflict

We believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending for the Ukraine and funding of our country’s response. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to this conflict. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

The CEA Industry

According to a leading market research firm, New Frontier Data, the North American cannabis industry is expected to experience compound annual growth on the order of 12% from 2022 through 2030. In addition to the cannabis CEA market the non-cannabis CEA market is also expected to experience material growth over the next years. Since the technical infrastructure and requirements for growing any plant in a controlled environment are similar, we believe we can bring our operational expertise and suite of products to this adjacent market.

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

We provide a comprehensive range of service solutions that include facility design and budgeting, equipment selection and specification, equipment installation advisory, and preventative maintenance services. In addition, we provide our customers with product offerings that include both proprietary products and value-added reseller (“VAR”) products.

Service Solutions

Facility Design and Budgeting

	●	Licensed Architectural design, including space and operational planning

	●	Licensed Mechanical, Electrical, and Plumbing (MEP) engineering, including equipment layout and workflow

	●	Assessment of equipment options based on facility requirements

	●	Specification/recommendation of equipment for each facility

	●	Budget Formulation early in the design process to help the customer make appropriate design choices

Equipment Selection and Specification

	●	Identifying, assessing, and selecting equipment to meet customer requirements

Equipment Installation Advisory

	●	Advising contractors to ensure proper cultivation equipment installation

Start-up Services

	●	Initial equipment start-up support

	●	Controls system checkout and tuning

	●	Operator training

Lifecycle Services

	●	Preventative Maintenance Services (Subscription)

Product Solutions

●	Proprietary, white-label environmental control products

●	Proprietary Facility Control System (SentryIQ®)

●	Value-Added Reseller (“VAR”) of Cultivation and Environmental Control Products

●	VAR of Lighting Products
●	VAR of Benching and Racking Products
●	VAR of Water Remediation Products and HVAC equipment

Our Customers and Prospects

We provide our services and products to customers who are building, upgrading, or expanding an indoor cultivation facility for any crop. Our customers vary based on the size of the facility, type of crop being cultivated, and extent of construction or retrofitting of the facility.

Most of our customers are new entrants to the CEA industry and have no other cultivation facilities. Some customers have one or more facilities which we classify as MFOs (multi-facility operators), and these are our favored prospects that we pursue aggressively or who turn to us after we have served them on a previous facility. We currently do not have projects with the largest, publicly traded firms (typically referred to as “MSOs,” or Multi-State Operators).

MFOs are customers who already own cultivation facilities and they are our preferred customers because they are likely already successful and cash-flowing, and they understand the challenges of building a new cultivation facility. They are thus a less risky prospect with a much higher likelihood of successfully completing a project.

Sales and Marketing

We have both marketing and sales employees who focus on winning business from new entrants and smaller MFOs. Through our marketing activities, we focus on generating new leads and positioning ourselves in the CEA facilities indoor cultivation market. We lead with our value proposition of offering a wide range of proprietary and curated products and services, giving more options to our customers to satisfy their individual applications and goals.

Our sales strategy involves reaching out to potential customers on leads developed by our marketing efforts and developing those relationships. Our sales cycle can range from several months to 18 months from first contact with a prospect to signing a contract. The sales cycles for our new build commercial projects can vary significantly depending on the size and complexity of the project. From pre-sales and technical advisory meetings to sales contract execution, to engineering and design services and equipment delivery, and all the way through installation and startup of the installed system, the full cycle can range from three months to two years. Since we do not install any of the products we sell, our customers are required to use third-party installation contractors, which adds to the variability of the sales cycle.

Sales, Contract, and Fulfillment Cycle

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

Anticipated Average Project Revenues.

Architectural and engineering services fees per project can range from $10,000 to over $100,000, depending on the size of the project. Revenue from equipment sales on an individual projects has been as much as $3,000,000 but most typically, the per project range is from $500,000 to $1,500,000.

Our Competition

Our environmental control systems and our related engineering and design services compete with various national and local Mechanical, Electrical & Plumbing (MEP) engineering firms. We also compete with national and local HVACD contractors and traditional HVACD equipment suppliers who resell, design, and implement climate control systems for commercial and industrial facilities, but most of whom do not have the specific knowledge that we have about the complexities and challenges of CEA facilities. We have positioned ourselves to differ from these competitors by providing a broad range of engineering and design services and environmental control systems, across most major HVACD solutions, including chilled water systems, custom air handling units, split systems, and packaged roof-top units. Each is tailored specifically for managing the distinct challenges involved in CEA facilities. We believe our industry-specific applications and experience in the CEA market allow us to deliver the right solution to our cultivation customers. Unlike many of our competitors, our solutions are designed specifically for cultivators to provide tight temperature and humidity control, reduce bio-security risks, reduce energy requirements, and minimize maintenance complexity, costs and downtime. However, we are seeing more competitors enter the CEA market, focused on emulating the same types of crop-specific climate control systems and engineering services that we offer. We believe this increased competition may adversely impact our ability to obtain new facility projects from both MFOs and independent smaller growers and could require us to accept lower gross margins on our projects.

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

Intellectual Property

We rely on a combination of patent and trademark rights, licenses, trade secrets, and laws that protect intellectual property, confidential procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. While we have several issued patents, we do not believe that these issued patents currently provide us with a meaningful competitive advantage. We have registered trademarks around our core Surna brand in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our Surna trademark is also registered in the European Union and Canada. We also recently secured trademark registration for our proprietary SCA platform, SentryIQ, in the United States and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual. We actively protect our inventions, new technologies, and product developments by maintaining trade secrets and, in limited circumstances, filing for patent protection.

Employees

We currently have 19 active full-time employees. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

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

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, manufacture, distribute or sell cannabis or cannabis products, we may be irreparably harmed by a change in enforcement by the federal or state governments.

In the past, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement through Attorney General Jeffrey Sessions rescinding the Cole Memorandum. Although President Biden stood for decriminalization and descheduling during his campaign, his administration has not formulated an explicit policy on cannabis. The Biden administration has implemented pardons for past federal cannabis possession convictions and encouraged governors to do the same. Also, in May 2021 the Drug Enforcement Administration approved licensed facilities to grow cannabis for the purpose of medical research, and on December 2, 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act. This act is “the first standalone marijuana-related bill approved by both chambers of the United States Congress” and allows medical marijuana research. The act requires the Drug Enforcement Administration to register researchers and suppliers of cannabis for medical research in a timely manner, who will then be able to legally manufacture, distribute, dispense and possess the substance. It also creates a mechanism for FDA approval of drugs derived from the cannabis plant and “protects doctors who may now discuss the harms and benefits of using cannabis and cannabis derivatives.” It also requires the Department of Health and Human Services to investigate the medical utility of cannabis and barriers that exist to conducting research, and requires the U.S. Attorney General to conduct an annual review to ensure that cannabis is being adequately produced for research purposes. In January 2023, the FDA stated that given the growing cannabidiol (CBD) products market, it had convened a high-level internal working group to explore potential regulatory pathways for CBD products and is prepared to find a new regulatory pathway for CBD to balance individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks. Notwithstanding the actions of the Biden administration, it should be expected that the Department of Justice will continue to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

●	the distribution of cannabis products, such as marijuana, to minors;
●	criminal enterprises, gangs and cartels receiving revenue from the sale of cannabis;
●	the diversion of cannabis products from states where it is legal under state law to states where it is not legal under state law;
●	the use of state-authorized cannabis activity as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
●	violence and the use of firearms in the cultivation and distribution of cannabis products;
●	driving while impaired and the exacerbation of other adverse public health and safety consequences associated with cannabis product usage;
●	the growing of cannabis on public lands; and
●	cannabis possession or use on federal property.

Since the use of marijuana is illegal under federal law, most federally chartered banks will not accept deposit funds from businesses involved with marijuana. Consequently, businesses involved in the marijuana industry generally bank with state-chartered banks and credit unions to provide banking to the industry.

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment and sometimes referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the federal appropriations bills from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. The Rohrabacher-Blumenauer Amendment must be re-enacted every year, and it is continued through September 30, 2023. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

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

Summary Of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at length in the section below titled “Risk Factors.” These risks include, among others, the following:

●	Historically, we have had limited revenues and operated our business with a working capital deficit. Additionally, our operating results have fluctuated over the years.

●	We enter into contracts that are performed over a period of time; therefore, we have a contract backlog in differing amounts from quarter to quarter. Converting backlog to revenue depends on many factors, such as the customer obtaining financing, building permits and construction of their facility. We may not be able to convert all of our contracts representing backlog into revenue. We currently do not convert our backlog on a consistent basis quarter to quarter.

●	Although we are not cannabis plant touching, historically we have provided services and equipment to the cannabis industry segment. As a result, we may be subject to the changes within that sector and certain of the regulations and enforcement issues of the cannabis industry.

●	We have material weaknesses in our controls and procedures for financial reporting.

●	We may not be able to implement a successful growth program and, even if that is successful, we may not manage our growth effectively, which may affect our investors’ return on investment.

●	We will need to expand our customer base, developing customers operating in the CEA industry, expanding and developing our products and services for these potential customers and increasing our marketing and achieving timely contract execution.

●	Due to supply disruptions and competing demand for products, we continue to experience supply issues similar to other members of our industry. International trade disputes, tariffs, international shipping and domestic trucking issues all contribute to the challenges we face in obtaining the products we need for contract performance. We have experienced and are likely to continue to experience inflationary effects on the cost of products and labor, which is likely to adversely affect our margins. The failure to procure the products we need to satisfy our customer contracts would disrupt our business, harm our reputation, result in losses and potently cause us to lose our market.

●	We rely on third party manufacturers to supply the equipment we sell or lease. If the equipment does not perform to specifications or to our customers’ satisfaction, there may be an adverse impact on our business and our revenues.

●	The build side of the CEA industry is very competitive. To be able to compete successfully, we will need to offer a wide range of products, have adequate capital for expansion, supply and execution, and develop robust marketing.

●	We will need to attract and retain top quality employee talent. We are dependent on certain key sales, managerial and executive personnel for our current and future success.

●	Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis, particularly against our customers, would likely result in our inability to execute our business plan. We are subject to a number of laws focused on businesses that are peripheral to the cannabis industry. Variations in state and local regulation and enforcement in states that have legalized cannabis may impose certain restrictions on cannabis-related activities that may adversely impact our business. Public opinion against cannabis may have an adverse impact on our business.

●	Effective February 10, 2022, trading commenced in the Company’s common stock and certain of the Company’s warrants on NASDAQ. There is no assurance that we will have an active trading market for our securities listed on NASDAQ. If there is a market, the prices of our publicly traded securities may be volatile, and the price may decrease substantially. We do not intend on paying dividends.

Risk Factors

Risks Relating to Our Business

Our revenues have been limited, and we will need to obtain financing for future growth, and possibly our operations, which may not be available to us.

Historically, we have raised equity and debt capital to support our operations. We raised approximately $22 million from a public offering completed in February 2022. As of December 31, 2022, we had working capital of approximately $14,724,000 and our cash balance was $18,637,000. Notwithstanding the recent capital raise, we expect to need additional funds in the longer term, from time to time, to complete aspects of the overall development of our business plan, such as in connection with the acquisition of strategic assets. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations.

Any future equity offering will result in dilution to our shareholders; obtaining borrowed capital may not be possible for us.

To the extent that we raise equity and equity linked securities in any future offerings, our existing shareholders will experience a dilution in the voting power and ownership of their common stock, and our earnings per share, if any, would be impacted. Any borrowings made to finance operations, which are difficult to obtain from most traditional banks due to the federal laws prohibiting cannabis, could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility.

The results of the COVID-19 pandemic may continue to adversely impact, the Company’s operations and financial results.

The COVID-19 pandemic resulted in economic disruption that continues. The extent to which our business and financial results are impacted will depend on numerous evolving factors which are uncertain and cannot be predicted. In addition, the change in macroeconomic conditions are impacting the financial and capital markets, foreign currency exchange rates, commodity and energy prices, and interest rates. The effect of inflation in the post pandemic economy is also becoming a significant factor in our business operations and considerations.

We still are experiencing delays with our international supply of products and shipments from vendors. While these delays have improved in recent months, we, along with many other importers of goods across all industries, continue to experience supply chain disruption. Also, shipping times are still longer than they were prior to the COVID-19 pandemic. These factors have impacted our operations and our contract fulfilment schedules. Our customers also are experiencing post-pandemic disruption that has resulted in delaying grow facility projects, reductions in project size and cancellations of projects.

Although our current accounting estimates contemplate current and expected future conditions, as applicable, it is reasonably possible that actual business conditions could differ from our expectations, which could materially affect our results of operations and financial position. Such changes could result in future impairments of goodwill, intangible assets, long-lived assets, incremental credit losses on accounts receivable, or excess and obsolete inventory. Any of these events could amplify the other risks and uncertainties described in this Annual Report and could have an adverse effect on our business and financial results.

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

We have identified material weaknesses in our internal control over financial reporting and, if we do not remediate the material weakness or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

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

The inability to effectively manage our growth or our operational reorganization could harm our business and materially and adversely affect our operating results and financial condition.

Any growth in or reorganization of our business and operations is likely to place a strain on our management and administrative resources, infrastructure and systems. We expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

●	execute on our business plan and strategy;

●	expand our products effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our company effectively could harm our business and materially and adversely affect our operating results and financial condition.

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

We provide the majority of our facility engineering design and equipment integration and solutions to facilities in the legal cannabis industry. While we are hopeful that the proportion of non-cannabis revenues will increase over time, a decrease in demand in the legal cannabis industry could have a material adverse effect on our revenues and the success of our business.

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

The cannabis industry is still in its early stages of development in the United States. While the majority of U.S. states now have legal cannabis, it remains illegal under U.S. federal law, making it difficult to accurately predict and forecast the demand for our engineering and product solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, we believe those of our clients operating in the legal cannabis industry would be lost to us.

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

The legal cannabis industry is not yet well or fully developed, and many aspects of this industry’s development and evolution cannot be accurately predicted. Therefore, the loss of any of our current clients or our inability to capture new client contracts will have a material adverse effect on our business. While we have attempted to identify our business risks in the legal cannabis industry, you should carefully consider that there are other risks that cannot be foreseen or are not described in this report, which could materially and adversely affect our business and financial performance.

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

If we do not successfully have additional products and services, or if those products and services are not successfully commercialized, we could lose revenue opportunities.

Our future success depends, in part, on our ability to expand our product and service offerings. We intend to collaborate with manufacturing partners to optimize products for the CEA (including cannabis) market. The processes of identifying and commercializing products are complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We have already and may have to continue to commit significant resources to commercializing products before knowing whether our investments will result in products the market will accept. We may be unable to differentiate our products from those of our competitors, and our products may not be accepted by the market. There can be no assurance that we will successfully identify additional product opportunities, develop and bring products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in revenue and earnings.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

Our success depends on us achieving greater and broader acceptance of our products and services. This will require us to expand our commercial customer base and win larger contracts. Recently in later 2022 and early 2023, we have not been as successful in these endeavours as in the recent past. There can be no assurance our overall sales efforts will be successful to result in profitability. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

Our engineering and design services and solutions are focused on CEA facilities that are able to grow a wide variety of crops beyond that of cannabis, such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Some of these crops and their growing methodologies are subject to regulation by the United States Food and Drug Administration, environmental agencies, public utility agencies and other federal, state or foreign agencies. Changes to any regulations and laws that complicate the design and engineering of a subject CEA facility, such as wastewater treatment and electricity-related mandates, make it possible that potential related zoning and enforcement could decrease the demand for our services, and in turn negatively impact our revenues and business opportunities.

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

We will be required to have top quality talent to compete in the marketplace.

We believe our success will depend in part on our ability to have skilled managerial, product development, sales and marketing, and finance personnel. Our ability to attract and retain personnel with the requisite credentials, experience and skills will depend on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. There can be no assurance of success in attracting and retaining such personnel. Shortages in qualified personnel could limit our ability to increase sales of existing products and services and launch new product and service offerings.

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

Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future, especially our SentryIQ® sensors, controls and automation platform. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers that may impede our engineering, sales, manufacturing, distribution or other critical functions.

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

As of December 31, 2022, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $25,949,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. However, the balance of $14,753,000 NOLs generated subsequent to December 31, 2017, do not expire but may only be used against taxable income to 80%. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Our September 2021 and February 2022 securities sales also will have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our post tax income by effectively increasing our future tax obligations.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes evaluating and pursuing synergistic and other acquisitions. Material acquisitions and other strategic transactions involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the disruption of a significant reorganization of the company; and (vii) the loss or reduction of control over certain of our assets.

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

Recent developments in financial institutions could adversely affect our current and projected business operations, financial condition and results of operations.

Recent events involving limited liquidity, defaults, non-performance and other adverse developments that affect financial institutions have led to market-wide liquidity concerns. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or FDIC, as receiver. On March 12, 2023, Signature Bank and Silvergate Capital Corp. were also placed into receivership. The company may experience delayed access or a loss of its uninsured deposits or other financial assets should its existing financial institution experience financial distress. While the U.S. Department of Treasury, FDIC and Federal Reserve Board have provided access to uninsured funds in connection with the SVB crisis, there is no guarantee that these institutions will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. The Company currently has all of its funds in one bank and is currently evaluating its banking relationships with the intent of increasing the amount of deposits that are fully insured or invested in risk free instruments.

The results of events or concerns that involve non-performance by financial institutions could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by companies with whom we do business, which in turn could have a material adverse effect on our current and/or projected business operations, results of operations and financial condition. In addition, a company could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution.

Risks Related to the Cannabis Industry

Cannabis remains illegal under federal law, and therefore, strict enforcement of federal laws regarding cannabis, particularly against our customers, would likely result in our inability to execute our business plan.

All but three U.S. states have legalized, to some extent, cannabis for medical purposes. Thirty-seven states, the District of Columbia, Puerto Rico, the Virgin Islands, Guam, and the Northern Mariana Islands have legalized some form of whole-plant cannabis cultivation, sales and use for certain medical purposes (medical states). Nineteen of those states and the District of Columbia and Northern Mariana have also legalized cannabis for adults for non-medical purposes (sometimes referred to as adult use). Ten additional states have legalized low-tetrahydrocannabinol (“THC”)/high-CBD extracts for select medical conditions (CBD states).

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

The likelihood of any future adverse enforcement against companies complying with state cannabis laws remains uncertain. The U.S. Attorney’s Office will follow established principles that govern all federal prosecutions when deciding which cannabis activities to prosecute. As a result, federal prosecutors could and still can use their prosecutorial discretion to decide to prosecute even state-legal cannabis activities. However, generally, U.S. Attorneys have not targeted state law compliant entities. The policy of not prosecuting companies complying with state cannabis laws is likely to continue under the Biden Administration.

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

Certain of our customers may be outside any protections extended to medical-use cannabis under the spending bill provision and more recent medical-use and research laws. This could subject them to greater and/or different federal legal and other risks as compared to businesses where cannabis is sold exclusively for medical use, which could in turn materially adversely affect our business. Furthermore, any change in the federal government’s enforcement posture with respect to state-licensed cannabis sales, including the enforcement postures of individual federal prosecutors in judicial districts where we operate, could result in our inability to execute our business plan, and we would likely suffer significant losses with respect to our customer base, which would adversely affect our operations, cash flow and financial condition.

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

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry, which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture. As a result, the equipment that our customers acquire from us in the United States may be subject to such seizure and forfeiture. Additionally, a broad interpretation of the law could potentially result in the seizure and forfeiture of proceeds we generate from client payments who are subject to property seizure.

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

A very large percentage of our customers are operating in an industry that is still illegal under U.S. federal law. With the lingering uncertainty of federal enforcement, many potential investors, especially institutional investors, either refuse to invest in the industry or are very reluctant to make such investments. Our inability to raise adequate capital for future expansion could substantially hinder our growth potential as well as our revenue and earnings.

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

Risks Related to Our Common Stock

Our securities prices may be volatile and may decrease substantially.

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

Registration rights and Rule 144 sales contain risks for shareholders.

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

We have sold to public investors a substantial number of warrants to purchase common stock from time to time over the next several years. In addition, we have a substantial number of options and warrants outstanding held by investment bankers who provided us with underwriting and placement services that were issued warrants and employees that were issued options. To the extent that these are exercised for shares, there may be pressure on our stock price while the market absorbs them. The potential of exercise may also have the same effect. Investors should expect that the options and warrants will be exercised when the stock price is substantially above the exercise price.

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

If we are unable to maintain our listing on The Nasdaq Markets for either the common stock or the warrants, or both, it could become more difficult to sell our securities in the public market.

Our common stock is listed on The Nasdaq Capital Market. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. If we are unable to continue to meet Nasdaq’s listing maintenance standards for any reason, our common stock could be delisted. If our common stock were delisted, we may seek to list our common stock on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our common stock. If our common stock were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock.

A delisting from The Nasdaq Capital Market and failure to obtain listing on another market or exchange would subject our common stock to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in those securities. Consequently, removal from The Nasdaq Capital Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

Similarly, we have a series of common stock purchase warrants listed on The Nasdaq Global Market which could separately be delisted for not meeting maintenance standards. It these securities are delisted, we would try to list them on another market with or separately from the common stock. If we are not successful in listing the warrants on a different market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the warrants.

On March 22, 2023, the closing price of our common stock was $.88 per share and $.0541 per warrant.

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

As of March 28, 2023, we had approximately 32 shareholders of record and approximately 12,181 shareholders who hold their shares in street name.

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

Equity Compensation Plans

2017 Equity Incentive Plan

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 333,333 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2022, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2022 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	147,177	$11.88	22,464
Total	147,177	$11.88	22,464

(1) Of the 333,333 Plan Shares allocated for issuance under the 2017 Equity Plan, as of December 31, 2022, 163,692 shares have been issued, non-qualified stock options over 147,177 shares were issued and outstanding and securities in respect of the remaining 22,464 shares were available for future issuance.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 666,667 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan. As of December 31, 2022, we have granted under the 2021 Equity Plan, incentive stock options, non-qualified stock options, and a stock bonus award.

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	102,017	$4.97	551,113
Equity compensation plans not approved by shareholders (1)	-		-
Total	102,017	$4.97	551,113

(1) Of the 666,667 Plan Shares allocated for issuance under the 2021 Equity Plan, as of December 31, 2022, 10,170 shares have been issued, non-qualified stock options over 61,201 shares were issued and outstanding, incentive stock options over 40,816 shares were issued and outstanding, restricted stock units over 3,367 shares were issued and outstanding, and securities in respect of the remaining 551,113 shares were available for future issuance.

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

Executive Overview

CEA Industries Inc. is a company focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. Our principal service and product offerings include: (i) floor plans and architectural design of cultivation facilities, (ii) licensed mechanical, electrical, and plumbing (MEP) engineering of commercial scale environmental control systems specific to cultivation facilities, (iii) process cooling systems and other climate control systems, (iv) air handling equipment and systems, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (viii) preventative maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as in other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities, with both ranging in size from several thousand to more than 100,000 square feet.

Historically, our revenue stream is derived primarily from supplying our products, services and technologies to commercial indoor facilities that grow cannabis, but we have served facilities growing other crops and we intend to pursue such facilities as customers more in the future.

We have three core assets that we believe are important to our going-forward business strategy. First, we have multi-year relationships with customers and others in the CEA industry, notably in the cannabis segment. Second, we have specialized engineering know-how and experience gathered from designing environmental control systems for CEA cultivation facilities since 2016. Third, we have a line of proprietary and curated environmental control products.

Historically, nearly all of our customers have been in the cannabis cultivation business. We believe our customers engage us for their environmental and climate control systems because they value our reputation as experts in the industry. We leverage our reputation and know-how against the many local contractors and MEP engineers who collectively constitute our largest competitors.

Our revenue for the year ended December 31, 2022 was approximately $11,283,000 compared to approximately $13,639,000 for the year ended December 31, 2021, a decrease of $2,356,000, or 17%. Overall, we had a net loss of approximately $5,497,000 for the year ended December 31, 2022 as compared to a net loss of approximately $1,338,000 for the year ended December 31, 2021, an increase of $4,159,000, or 311%. Our 2022 adjusted net loss was $4,526,000 compared to a 2021 adjusted net loss of $889,000. Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items, goodwill impairment charges, and depreciation expense. Historically, one of the most significant financial challenges we face is the inconsistent and unpredictable revenue we generate quarter-over-quarter, and our revenue and cash flow remain difficult to predict.

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

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year, the Company experienced significant delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain arising from the long-term effects of the COVID-19 pandemic. Consequently, our revenue recognition of these customer sales has been delayed until future periods when the shipment of these orders can be completed.

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

Revenue. Our 2022 revenue was approximately $11,283,000. Our 2022 revenue represents a decrease of 17% compared to 2021. Included in our 2022 revenue were two projects with one of our MFO customers which accounted for 54% of our total revenue. We believe, among other things, that we need to build a diversified sales pipeline of MFOs, which we believe will increase our consistency and predictability of revenue.

Gross Margin. Our 2022 gross margin was 10.1%, a decrease from 21.5% in 2021. This decrease was primarily due to lower revenue, an increase in our fixed cost base, and an increase in our variable costs as a percent of revenue including lower margins on equipment sales as described in Results of Operations below.

Profitability. Our 2022 adjusted net loss was approximately $4,526,000 compared to a 2021 adjusted net loss of approximately $889,000. Our adjusted net income (loss) is a key management metric for us because it provides a proxy for the cash we generate from operations.

Capital Resources. The effects of the COVID-19 pandemic presented major challenges for the Company in both 2020 and 2021. We continue to experience business disruptions in a post-COVID environment, in the form of softening demand in the markets we serve, continued supply chain delays, inflation, and a broader macroeconomic slowdown. All of these challenges remain a source of further uncertainty to our business, and as discussed elsewhere in this Annual Report, we have taken steps during 2022 to focus on the Company’s core strategy and reduce our operating costs and general and administrative expenses to manage these challenges. More recently, in February 2023, we have taken steps to reduce our cost structure to better reflect the activity levels we are observing in the industry (as further described in Note 16 Subsequent Events). We believe these steps are necessary to protect our liquidity and our current cash balance, and we will continue to monitor this as we move through the year.

Nonetheless, there remain risks and uncertainties regarding our ability to grow revenue and generate sufficient revenues and cash flows. And there can be no assurances that we will be able to raise future capital on commercially reasonable terms, or at all.

Contract Bookings. Our bookings decreased in 2022, and our backlog at December 31, 2022, was $5,577,000, a decrease of $5,241,000, or 48%, from our December 31, 2021 backlog. During 2022, we had net bookings of $6,042,000, consisting of: (i) $8,962,000 of new sales contracts executed in 2022, (ii) $197,000 net positive changes orders, and (iii) $3,117,000 in project cancellations.

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

	For the quarter ended
	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Backlog, beginning balance	$9,881,000	$10,818,000	$11,179,000	$9,698,000	$6,832,000
Net bookings, current period	$3,993,000	$2,105,000	$1,534,000	$2,197,000	$206,000
Recognized revenue, current period	$3,056,000	$1,744,000	$3,015,000	$5,063,000	$1,461,000
Backlog, ending balance	$10,818,000	$11,179,000	$9,698,000	$6,832,000	$5,577,000

The completion of a customer’s new build facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for these customers to complete a new build project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation systems; (vii) the availability of power; and (viii) delays that are typical in completing any construction project.

We have provided an estimate in our consolidated financial statements of when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2022 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our Q4 2022 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on its review, we establish or adjust the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2022, and December 31, 2021, the allowance for doubtful accounts was $127,233 and $181,942, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Excess and obsolete inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established; subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2022, and December 31, 2021, the allowance for excess and obsolete inventory was $70,907 and $91,379, respectively.

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

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2022, and December 31, 2021, we had an accrued warranty reserve amount of $180,457 and $186,605, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Income taxes. We account for deferred tax liabilities and assets for the future consequences of events that have been recognized in our consolidated financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of our assets and liabilities result in a deferred tax asset, we perform an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a net deferred tax asset is recorded when it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Management’s judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. We recorded a full valuation allowance as of December 31, 2022, and December 31, 2021. Based on the available evidence, we believe it is more likely than not that we will be unable to utilize our net deferred tax assets in the foreseeable future. We intend to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans. Should the actual amounts differ from our estimates, the carrying value of our deferred tax assets could be materially impacted.

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

Remaining performance obligations. The revenue standard requires certain quantitative and qualitative disclosures about our remaining performance obligations, which are defined as performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, including (i) the aggregate amount of the transaction price allocated to the remaining performance obligations, and (ii) when we expect to recognize as revenue with respect to such amounts on either: (x) a quantitative basis using appropriate time bands for the duration of the remaining performance obligations, or (y) by using qualitative information. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue on our remaining performance obligations. There are risks that we may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the significant price and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2022. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

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

Results of Operations

Comparison of Years ended December 31, 2022 and 2021

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2022 was $11,283,000 compared to $13,639,000 for the year ended December 31, 2021, a decrease of $2,356,000, or 17%. This revenue decrease was partly the result of our decreased net bookings in 2022 which dropped from $16,009,000 in 2021 to $6,042,000 in 2022, or 62%. Additionally, we experienced delays with our international supply of products and shipments from vendors which delayed contract fulfillment and revenue. Our revenue conversion is largely dependent on customer-centric factors—outside of our control—such as industry uncertainty, project financing concerns, the licensing and qualification of our prospective customers, and other reasons such as a challenging business climate including an overall post-COVID-19 economic downturn, which makes it difficult for us to predict when we will recognize revenue on our backlog.

Cost of revenue decreased by $575,000 from $10,713,000 for the year ended December 31, 2021 to $10,138,000 for the year ended December 31, 2022. The factors impacting this change are discussed below.

The gross profit for the year ended December 31, 2022 was $1,145,000 compared to $2,926,000 for the year ended December 31, 2021. Gross profit margin decreased by 11.4 percentage points from 21.5% for the year ended December 31, 2021 to 10.1% for the year ended December 31, 2022. This decrease was primarily due to an increase in our fixed cost base and higher variable costs as a percent of revenue.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,572,000, or 13.9% of total revenue, for the year ended December 31, 2022, as compared to $1,342,000, or 9.8% of total revenue, for the year ended December 31, 2021. The increase of $230,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $249,000, offset by a decrease of $19,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $8,567,000, or 75.9% of total revenue, in the year ended December 31, 2022, as compared to $9,371,000, or 68.7% of total revenue, in the year ended December 31, 2021. In the year ended December 31, 2022, as compared to the prior year, our cost of equipment decreased by $1,077,000 primarily due to the decrease in revenue, offset by a minor increase in our equipment margin of 3.8 percentage points. Additionally in the year ended December 31, 2022 as compared to the year ended December 31, 2021: (i) our travel costs increased by $161,000 (ii) our warranty expense increased by $122,000, (iii) excess and obsolete inventory expense increased by $75,000, and (iv) other variable costs were $60,000 higher. These increases were offset by (i) a reduction of $103,000 in outside engineering costs and (ii) a decrease in shipping and handling of $42,000.

Operating Expenses

Operating expenses increased by 40% from $4,905,000 for the year ended December 31, 2021 to $6,869,000 for the year ended December 31, 2022, an increase of $1,964,000. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $1,097,000, (ii) a goodwill impairment charge of $631,000, (iii) an increase in advertising and marketing expenses of $386,000 offset by, (iii) a decrease in product development expenses of $150,000.

The increase in SG&A expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021, was due primarily to: (i) an increase of $671,000 in salaries, benefits (including equity-based compensation) and other employee related costs, (ii) an increase of $251,000 for insurance, (iii) an increase in accounting and other professional fees of $177,000, (iv) an increase in board fees of $95,000, (v) an increase of $69,000 for travel expenses, (vi) an increase in bad debt of $67,000, (vii) an increase in investor relations expenses of $61,000, offset by, (viii) a decrease of $115,000 for commissions, (ix) a decrease of $94,000 for depreciation and loss on disposal of fixed assets, and (x) a decrease of $85,000 for business taxes, licenses and other office expenses .

The increase in advertising and marketing expenses was due primarily to: (i) an increase in salaries and benefits (including equity-based compensation) of $197,000, (ii) an increase of $111,000 for advertising and promotion, web development and other marketing expenses, (iii) an increase in expenses for industry trade shows and events of $59,000, (iv) an increase of $19,000 for outside marketing services.

The decrease in product development costs was primarily due to (i) a decrease in material costs of $130,000, (ii) a decrease in salaries and benefits (including equity-based compensation) of $88,000 offset by, (iii) an increase in consulting of $56,000 and, (iv) an increase in travel of $12,000.

Operating Loss

We had an operating loss of $5,724,000 for the year ended December 31, 2022, as compared to an operating loss of $1,979,000 for the year ended December 31, 2021, an increase of $3,745,000, or 189%. The operating loss included $631,000 for a goodwill impairment charge, $314,000 of non-cash, stock-based compensation expenses and $26,000 for depreciation and amortization in the year ended December 31, 2022, as compared to $324,000 for stock-based compensation and $58,000 of depreciation and amortization for the year ended December 31, 2021. Excluding these non-cash items, our adjusted operating loss increased by $3,156,000.

Other Income (Expense)

Our other income (net) decreased by $414,000 from $641,000 for the year ended December 31, 2021, to $227,000 for the year ended December 31, 2022. The other income for 2022 primarily consisted of (i) $185,000 from an insurance settlement, and (ii) $35,000 for interest on a money market account. The other income for 2021 primarily consisted of (i) $517,000 for loan forgiveness, (ii) $138,000 for ERC credits, (iii) $66,000 in rental income from the sub-lease of a portion of our previous facility, (iv) a $16,000 gain on lease termination, (v) a $13,000 gain from a contract cancellation from 2018, offset by (vi) expense for a legal settlement of $107,000.

Net Loss

Overall, we had a net loss of $5,497,000 for the year ended December 31, 2022, as compared to a net loss of $1,338,000 for the year ended December 31, 2021, an increase of $4,159,000. The net loss included $631,000 for a goodwill impairment charge, $314,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $26,000 in the year ended December 31, 2022, as compared to non-cash, stock-based compensation expense of $391,000 and depreciation and amortization of $58,000 in the year ended December 31, 2021. Excluding these non-cash items, our adjusted net loss increased by $3,637,000.

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2022, we had cash and cash equivalents of $18,637,000, compared to cash and cash equivalents of $2,160,000 as of December 31, 2021. The increase in cash and cash equivalents during the year ended December 31, 2022 was primarily the result of cash proceeds from the sale of common stock and warrants of $21,711,000, offset by the redemption of series B preferred stock and interest expense of $2,016,000, and cash used in operations of $3,190,000. Our cash is held in bank depository accounts in certain financial institutions. During the year ended December 31, 2022, we held deposits in financial institutions that exceeded the federally insured amount.

On February 15, 2022, we received the net proceeds from the offering of shares of common stock and warrants to purchase common stock in the amount of $21,711,000.

As of December 31, 2022, we had accounts receivable (net of allowance for doubtful accounts) of $3,000, inventory (net of excess and obsolete allowance) of $348,000, and prepaid expenses and other of $1,490,000 (including $1,176,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability, especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect this exposure to accounts receivable risk to increase as we pursue larger projects.

As of December 31, 2022, we had no indebtedness, total accounts payable and accrued liabilities of $1,207,000, deferred revenue of $4,339,000, accrued equity compensation of $90,000, and the current portion of operating lease liability of $118,000. As of December 31, 2022, we had working capital of $14,724,000, compared to a working capital deficit of $415,000 as of December 31, 2021.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Because of the post-pandemic macro-economic and CEA industry economy that has developed during 2021 and 2022, and is continuing into 2023, we cannot predict the continuing level of working capital that we will have in the future. Additionally, we cannot predict that our future financial position will not deteriorate due to cancelled or delayed contract fulfillment, reduced sales and our ability to perform our contracts. As mentioned elsewhere, we have taken steps to conserve our cash resources by reducing staff and taking other cost cutting measures.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Twelve Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(3,190,000)	$(3,207,000)
Net cash used in investing activities	(28,000)	(57,000)
Net cash provided by financing activities	19,695,000	3,139,000
Net increase (decrease) in cash	$16,477,000	$(125,000)

Operating Activities

We incurred a net loss for the year ended December 31, 2022 of $5,497,000 compared to a net loss for the year ended December 31, 2021 of $1,338,000. We had an accumulated deficit of $34,279,000 as of December 31, 2022.

Cash used in operations for the year ended December 31, 2022 was $3,190,000 compared to cash used in operations of $3,207,000 for the year ended December 31, 2021, a decrease in cash usage of $17,000. The decrease was primarily attributable to: (i) an increase in net loss of $4,159,000, (ii) a decrease in cash used for working capital of $3,428,000 and, (iii) an increase in non-cash operating charges of $748,000. Significant non-cash items during 2022 included: (i) a goodwill impairment charge of $631,000, (ii) stock-related compensation of $314,000, and (iii) $103,000 for the amortization on an ROU asset. Significant non-cash items during 2021 included: (i) a gain on note payable forgiveness of $517,000, (ii) stock-related compensation of $391,000, (iii) amortization on an ROU asset of $205,000, (iv) $68,000 for loss on disposal of assets, and (iv) depreciation and amortization expense of $65,000.

Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $28,000, compared to cash used in investing activities of $57,000 for the year ended December 31, 2021. The change was related to lower purchases of property and equipment.

Financing Activities

For the years ended December 31, 2022 and 2021, cash from financing activities was $19,695,000 and $3,139,000, respectively. Cash flows from financing activities during the year ended December 31, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related interest. Cash flows from financing activities during the year ended December 31, 2021, was the result of cash proceeds from the sale of preferred stock and warrant (net of issuance costs) of $2,625,000 and proceeds from a note payable of $514,000. See Note 8 – Note Payable and Accrued Interest.

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

Capital Raising

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2022, we had an accumulated deficit of $34,279,000, working capital of $14,724,000, and stockholders’ equity of $14,895,000.

Inflation

Recently, our operations have started to be influenced by the inflation existent in the larger economy and in the industries related to building renovations, retrofitting and new build facilities in which we operate. We are likely to continue to face inflationary increases on the cost of products and our operations, which may adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment and other products that we have contracted to provide to our customers, and generally higher prices across all sectors of the economy. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2022, we had no off-balance sheet arrangements. During 2022 and 2021, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 16 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the more significant events occurring since December 31, 2022.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

Under the supervision of management, by our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022, for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We are committed to taking steps to improve our financial organization including, without limitation, evaluating our accounting staff requirements and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not always been possible and may not be economically feasible now or in the future.

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

The material weaknesses in internal control over financial reporting as of December 31, 2022, remained unchanged from December 31, 2021. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	64	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	66	Director; Compensation Committee Chair; Audit Committee Member
Nicholas J. Etten	53	Director; Nominating Committee Chair; Audit Committee Member
Troy L. Reisner	55	Director; Audit Committee Chair; Compensation Committee Member
Marion Mariathasan	48	Director; Nominating Committee Member

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

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In 2022, the Board held four meetings. Most of our directors attended 100% of the Board meetings that were held during the periods when he was a director and each of our directors attended 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. The Board also took a number of actions by unanimous consent, pursuant to Nevada corporate law and our by-laws. We do not have a policy requiring that directors attend our annual meetings of stockholders.

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

Based solely on our review of the copies of reports furnished to us, other than as noted below, we believe that during the fiscal year ended December 31, 2022, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act. In the year ended December 31, 2022, due to an administrative oversight, Mr. Shipley filed a late Form 4 report, on January 18, 2022, indicating the acquisition of 3,125 nonqualified stock options on January 3, 2022, and, Mr. Etten filed a late Form 4 report, on January 18, 2022, indicating the acquisition of 3,125 nonqualified stock options on January 3, 2022 Additionally, Mr. Mariathasan filed a late Form 3 report on January 21, 2022 and a late Form 4 report, on January 21, 2022, indicating the acquisition of 3,367 restricted stock units on January 17, 2022. Mr. Reisner filed a late Form 3 report on January 21, 2022, and a late Form 4 report, on January 21, 2022, indicating the acquisition of 3,367 restricted stock units on January 17, 2022. The delayed filings of the reports for both Mr. Mariathasan and Mr. Reisner were due to the time it took to obtain their EDGAR codes.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Positions
Anthony K. McDonald	64	Chief Executive Officer and President; Director
Ian K. Patel	49	Chief Financial Officer, Treasurer and Secretary*

*Mr. Patel commenced employment in the stated positions on March 11, 2022, replacing Mr. Brian Knaley, who resigned on February 18, 2022.

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

Item 11. Executive Compensation

Director Compensation Program

On August 20, 2021, the Board of Directors adopted a new compensation plan for independent directors. The plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the effective date of the plan.

The Company paid its independent directors an annual cash fee of $15,000, payable quarterly in advance on the first business day of each calendar quarter, retroactive commencing July 1, 2021, as consideration for their participation in: (i) any regular and special meetings of the Board and any committee participation and meetings thereof that are attended in person, (ii) any telephonic and other forms of electronic meetings of the Board or of any committee thereof in which the director is a member, (iii) any non-meeting consultations with the Company’s management, and (iv) any other services provided by them in their capacities as directors. In addition, on the first business day of January each year after the effective eate, each independent director will receive a grant of non-qualified stock options valued at $15,000. As part of the retroactive compensation, each independent director on the Board as of the effective date will receive an additional grant of non-qualified stock options valued at $7,500 for service in 2021.

On January 17, 2022 (the “Effective Date”), the Board of Directors adopted a compensation plan to replace the prior plan. The Plan is effective retroactively for the then current independent directors and for independent directors elected or appointed after the Effective Date of the plan.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2022 and 2021 to the individuals who served as our independent directors during such period.

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3), (4)	Total
James R. Shipley	2022	$27,500	$-	$15,000	$42,500
	2021	$7,500	$-	$7,500	$15,000
Nicholas J. Etten	2022	$27,500	$-	$15,000	$42,500
	2021	$7,500	$-	$7,500	$15,000
Troy Reisner	2022	$32,500	$25,000	$-	$57,500
Marion Mariathasan	2022	$22,500	$25,000	$-	$47,500

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects grants to two new independent directors of 3,367 each of restricted stock units on January 17,2022, in connection with their appointment. 1,684 shares were immediately vested and 1,683 vested on January 17, 2023.

(3) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2022 included in this Annual Report.

(4) Reflects grants to each independent director on August 20, 2021 of non-qualified stock options to purchase 769 shares of the Company’s common stock and a grant to each independent director on January 3, 2022 of non-qualified stock options to purchase 3,125 shares of the Company’s common stock.

The aggregate number of non-qualified stock options and restricted stock units held as of December 31, 2022, by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units (2)	Total
James R. Shipley	10,561	–	10,561
Nicholas J. Etten	10,561	–	10,561
Troy Reisner	-	3,367	3,367
Marion Mariathasan	-	3,367	3,367

(1) Includes grant to each independent director on June 24, 2020 of non-qualified stock options to purchase 6,667 shares of the Company’s common stock, a grant to each independent director on August 20, 2021 of non-qualified stock options to purchase 769 shares of the Company’s common stock, and a grant on January 3, 2022 of non-qualified stock options to purchase 3,125 shares of the Company’s common stock.

(2) Includes grants to two new independent directors of 3,367 restricted stock units on January 17, 2022.

Subsequent to the financial statement date, the following cash fees were paid to directors based on the January 17, 2022 compensation plan.

Name	Cash Fees Paid
James R. Shipley	$7,500
Nicholas J. Etten	$7,500
Troy L. Reisner	$8,750
Marion Mariathasan	$6,250
Total	$30,000

Subsequent to the financial statement date, the following restricted stock units were issued to directors based on the January 17, 2022 compensation plan.

Name	Shares Underlying Restricted Stock Units
James R. Shipley	29,758
Nicholas J. Etten	29,758
Troy L. Reisner	29,758
Marion Mariathasan	29,758
119,032

These restricted stock units vested upon grant.

Executive Compensation

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief	2022	$338,173	$22,917	$-	$22,917	$-	$-	$19,313	$403,320
Executive Officer and President (2)	2021	$216,731	$50,000	$50,000	$342,939	$-	$-	$49,383	$709,053
Ian K. Patel- Chief Financial Officer, Secretary, and Treasurer (3)	2022	$212,596	$-	$-	$33,000	$-	$-	$7,615	$253,212
Richard B. Knaley - Chief Financial	2022	$54,719	$-	$-	$-	$-	$-	$1,499	$56,218
Officer and Treasurer (3)	2021	$120,192	$-	$-	$122,000	$-	$-	$4,275	$246,467

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2021 or 2022, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 14 to our consolidated financial statements for the fiscal year ended December 31, 2022, included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2022 and 2021 years. The 2022 bonus was paid in recognition of services rendered and contributions to the Company’s performance, in respect of the 2021 Annual Incentive Plan. 2021 bonus includes cash bonus paid in recognition of services rendered and contributions to the Company’s performance in 2021, pursuant to the November 24, 2021 employment agreement. 2022 option awards include non-qualified stock options to purchase 9,230 shares of common stock which vested upon grant. These options were awarded in recognition of services rendered and contributions to the Company’s performance in 2021, pursuant to the 2021 Annual Incentive Plan. 2021 stock awards include 6,803 shares of common stock issued in relation to a new employment agreement effective November 24, 2021. 2021 option awards include non-qualified stock options to purchase 1,791 shares of common stock awarded in February 2021, pursuant to the 2021 Incentive Compensation Plan, incentive stock options to purchase 40,816 shares of common stock, and non-qualified stock options to purchase 4,453 shares of common stock both awarded in the November 24, 2021 employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation in 2022 and 2021 includes (i) employer-paid portion of health plan benefits ($7,113 and $8,282, respectively), (ii) employer matching contributions under our 401(k) plan ($12,200 and $10,685, respectively), and (iii) other fringe benefits and taxes ($0 and $30,416, respectively).

(3) Mr. Patel was appointed Chief Financial Officer, Secretary and Treasurer in March 2022. Amounts presented include all compensation for Mr. Patel for 2022. Option awards include non-qualified stock options to purchase 15,000 shares of common stock awarded subject to his employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation includes the employer matching contributions under our 401(k) plan.

(4) Mr. Knaley was appointed Chief Financial Officer and Treasurer in June 2021. Amounts presented include all compensation for Mr. Knaley for the full year 2022 and 2021. Option awards include non-qualified stock options to purchase 13,333 shares of common stock awarded subject to his employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation for both 2022 and 2021 includes the employer-paid portion of health plan benefits. Mr. Knaley resigned his position effective February 18, 2022, and the options to purchase the shares under the common stock award were terminated on March 20, 2022.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2022.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (1) (2) (3) (4)	33,333	–	–	$13.35	11/28/2028	–	–	–	–
	6,667	–	–	$10.50	1/2/2030	–	–	–	–
	1,791	–	–	$19.50	2/16/2031	–	–	–	–
	30,179	15,090	–	$7.35	11/24/2031	–	–	–	–
	9,230	–	–	$2.51	4/1/2032

Ian K. Patel (5)	2,000	13,000	–	$2.20	3/11/2032

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

(4) On April 1, 2022, we granted Mr. McDonald non-qualified stock options to purchase 9,230 shares of common stock under out 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

(5) On March 11, 2022, we granted to Mr. Patel non-qualified stock options to purchase 15,000 shares of common stock under our 2021 Equity Incentive Plan, of which: 2,000 options vested and became exercisable on the grant date. The balance of the non-qualified options vest and become exercisable as follows: (i) 3,000 on March 11, 2023, (ii) 5,000 on March 11, 2024, and (iii) 5,000 on March 11, 2025. These options were in accordance with his Employment Agreement effective March 11, 2022.

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

The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 28, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o CEA Industries Inc. 385 South Pierce Avenue, Suite C, Louisville, CO 80027.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Anthony K. McDonald (3)	89,320	1.1%
James R. Shipley (4)	40,319	*%
Nicholas J. Etten (5)	40,319	*%
Troy L. Reisner (6)	33,125	*%
Marion Mariathasan (7)	33,125	*%

Executive Officers who are not Directors
Ian K. Patel (8)	5,000	*%

Executive Officers and Directors as a Group	241,208	3.0%

5% or More Stockholders

*Represents less than 0.1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 8,076,372 shares of the Company’s common stock issued and outstanding as of March 29, 2022.

(3) Includes 81,201 shares of common stock issuable upon the exercise of options exercisable within 60 days and does not include 15,089 shares of common stock that become exercisable in the future.

(4) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days and 29,758 shares of common stock issued as restricted stock units.

(5) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days and 29,758 shares of common stock issued as restricted stock units.

(6) Includes 33,125 shares of common stock issued as restricted stock units.

(7) Includes 33,125 shares of common stock issued as restricted stock units.

(8) Includes 5,000 shares of common stock issuable upon the exercise of options exercisable within 60 days and does not include 10,000 shares of common stock that become exercisable in the future.

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021, with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the year ended December 31, 2022, the Company paid $9,884 in commissions under this agreement. During the year ended December 31, 2021, the Company paid $42,639 in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. The cash deposit for this agreement was received in January of 2023.

During 2022, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2022 and 2021. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. ACM LLP (“ACM”) acted as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019.

The following table summarizes the fees for SGA for the year ended December 31, 2022 and fees for SGA and ACM for the year ended December 31, 2021.

	2022		2021
Audit Fees	$107,060		$97,500
Audit-Related Fees	90,000		32,800
Tax Fees	12,574	(1)	7,850	(2)
Total	$209,634		$138,150

(1) Tax fees in 2022 relate to tax returns for the 2021 year.

(2) Tax fees in 2021 relate to tax returns for the 2020 year.

Audit Fees. Audit fees consist of fees billed by our independent registered public accounting firms for professional services rendered in connection with the audit of our annual consolidated financial statements, and the review of our consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Audit-related services consist of fees billed by our independent registered public accounting firms for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include the review of our registration statements on Forms S-8 and Forms S-1.

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

CEA Industries Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CEA Industries Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEA Industries Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Obtaining an understanding and testing management’s process for identifying, evaluating, and accounting for contracts with multiple performance obligations.
●	Examining revenue arrangements on a test basis, including assessing the key terms and conditions of the arrangements and testing the identification, evaluation, and accounting of the performance obligation for conformity with relevant authoritative guidance.
●	Evaluating the reasonableness of the approaches used to determine estimated stand-alone selling price and allocation of the transaction price.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2020.

Draper, UT
March 28, 2023

CEA Industries Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash and cash equivalents	$18,637,114	$2,159,608
Accounts receivable, net	2,649	179,444
Inventory, net	348,411	378,326
Prepaid expenses and other	1,489,921	1,273,720
Total Current Assets	20,478,095	3,991,098
Noncurrent Assets
Property and equipment, net	68,513	77,346
Goodwill	-	631,064
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	462,874	565,877
Total Noncurrent Assets	547,964	1,290,864

TOTAL ASSETS	$21,026,059	$5,281,962

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,207,258	$1,345,589
Deferred revenue	4,338,570	2,839,838
Accrued equity compensation	89,970	83,625
Other liabilities	-	37,078
Current portion of operating lease liability	118,235	100,139
Total Current Liabilities	5,754,033	4,406,269

Noncurrent Liabilities
Operating lease liability, net of current portion	376,851	486,226
Total Noncurrent Liabilities	376,851	486,226

TOTAL LIABILITIES	6,130,884	4,892,495

Commitments and Contingencies (Note 11)	-	-

TEMPORARY EQUITY
Series B Redeemable Convertible Preferred Stock, $0.00001 par value; 0 and 3,300 issued and outstanding, respectively	-	3,960,000
Total Temporary Equity	-	3,960,000

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.00001 par value; 25,000,000 and 150,000,000 shares authorized, respectively; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 and 850,000,000 shares authorized, respectively; 7,953,974 and 1,600,835 shares issued and outstanding, respectively	80	16
Additional paid in capital	49,173,836	25,211,017
Accumulated deficit	(34,278,741)	(28,781,566)
Total Shareholders’ Equity (Deficit)	14,895,175	(3,570,533)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$21,026,059	$5,281,962

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended December 31,
	2022	2021
Revenue, net	$11,283,189	$13,638,558

Cost of revenue	10,138,249	10,712,563

Gross profit	1,144,940	2,925,995

Operating expenses:
Advertising and marketing expenses	1,157,871	772,139
Product development costs	319,987	469,703
Selling, general and administrative expenses	4,759,865	3,662,668
Goodwill impairment charges	631,064	-
Total operating expenses	6,868,787	4,904,510

Operating loss	(5,723,847)	(1,978,515)

Other income (expense):
Other income (expense), net	191,358	627,592
Interest income (expense),net	35,314	(2,832)
Gain on lease termination	-	15,832
Total other income (expense)	226,672	640,592

Loss before provision for income taxes	(5,497,175)	(1,337,923)

Income taxes	-	-

Net loss	$(5,497,175)	$(1,337,923)

Convertible preferred series B stock redemption value adjustment	$-	$(2,262,847)
Convertible preferred series B stock dividends	(35,984)	(67,447)
Dividend on redemption of series A preferred stock	-	(20,595)
Deemed dividend on convertible preferred series B stock on down round	(439,999)	-

Net loss available to common shareholders	$(5,973,158)	$(3,688,812)

Loss per common share – basic and diluted	$(0.84)	$(2.33)

Weighted average number of common shares outstanding, basic and diluted	7,094,410	1,582,869

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Series A Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Deficit
Balance December 31, 2020	42,030,331	$420	1,576,844	$16	$26,109,509	$(27,443,643)	$(1,333,698)
Common shares issued in settlement of legal dispute	-	-	6,667	-	67,000	-	67,000
Fair value of vested stock options granted to employees	-	-	-	-	298,040	-	298,040
Fair value of vested stock options granted to directors	-	-	-	-	21,174	-	21,174
Issuance of series B preferred stock and warrants, net	-	-	-	-	927,721	-	927,721
Conversion of series A preferred stock to common	(42,030,331)	(420)	2,802	-	420	-	-
Issuance of common stock in settlement of accrued interest	-	-	7,719	-	67,447	-	67,447
Issuance of restricted common stock to employee	-	-	6,803	-	50,000	-	50,000
Accrued interest on series B preferred stock	-	-	-	-	(67,447)	-	(67,447)
Adjustment to redemption value of series B preferred stock	-	-	-	-	(2,262,847)	-	(2,262,847)
Net loss	-	-	-	-	-	(1,337,923)	(1,337,923)
Balance December 31, 2021	-	$-	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	-	-	229,423	-	229,423
Fair value of vested stock options granted to directors	-	-	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	-	-	3,367	0	24,994	-	24,994
Stock based compensation	-	-	-	-	23,663	-	23,663
Common shares and warrants issued for cash	-	-	5,811,138	58	21,711,073	-	21,711,131
Dividends on series B preferred stock	-	-	-	-	(35,984)	-	(35,984)
Issuance of common shares to round up partial shares following reverse split	-	-	6,798	-	-	-	-
Common shares and warrants issued on conversion of series B preferred stock	-	-	362,306	4	1,979,996	-	1,980,000
Cashless exercise of prefunded warrants	-	-	169,530	2	(2)	-	-
Net loss	-	-	-	-	-	(5,497,175)	(5,497,175)
Balance December 31, 2022	-	$-	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(5,497,175)	$(1,337,923)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	32,442	65,372
Gain on forgiveness of note payable	-	(517,032)
Share-based compensation	307,736	369,214
Common stock issued for other expense	-	67,000
Provision for doubtful accounts	(54,708)	16,844
Provision for excess and obsolete inventory	(20,472)	(1,666)
Gain on lease termination	-	(15,832)
Loss on disposal of assets	4,489	67,567
Amortization of operating lease ROU asset	103,003	204,521
Goodwill impairment charges	631,064	-

Changes in operating assets and liabilities:
Accounts receivable	231,504	(162,808)
Inventory	50,387	(49,551)
Prepaid expenses and other	(216,202)	(235,897)
Accounts payable and accrued liabilities	(175,409)	(476,450)
Deferred revenue	1,498,732	(884,350)
Accrued interest	-	2,832
Deposits	-	(14,747)
Operating lease liability, net	(91,279)	(259,475)
Accrued equity compensation	6,345	(44,809)
Net cash used in operating activities	(3,189,543)	(3,207,190)

Cash Flows From Investing Activities
Purchases of property and equipment	(30,348)	(68,657)
Proceeds from the sale of property and equipment	2,250	11,500
Net cash used in investing activities	(28,098)	(57,157)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	(35,984)	-
Redemption of series B preferred stock	(1,980,000)	-
Net cash proceeds on sale of common stock and warrants, net of expenses	21,711,131	-
Cash proceeds from sale of preferred stock and warrants, net of issuance costs	-	2,624,874
Proceeds from issuance of note payable	-	514,200
Net cash provided by financing activities	19,695,147	3,139,074

Net change in cash and cash equivalents	16,477,506	(125,273)
Cash and cash equivalents, beginning of period	2,159,608	2,284,881
Cash and cash equivalents, end of period	$18,637,114	$2,159,608

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Adjustment of carrying value of series B preferred stock to redemption value	$-	$2,262,847
Conversion of series B preferred stock	$1,980,000	$-
Accrued series B interest payable settled in shares of common stock	$-	$67,447
Series A preferred stock converted into shares of common stock	$-	$420
Deemed dividend on series B preferred stock arising on down round	$439,999	$-
Dividend on redemption of series A preferred stock settled in shares of common stock	$-	$20,595
Right of Use asset arising on new office lease	$-	$582,838
Cashless exercise of prefunded warrants	$2	$-

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 1 – Organization and Description of Business

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

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2022, the Company experienced significant delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain arising from the long-term effects of the COVID-19 pandemic. Consequently, our revenue recognition of these customer sales has been delayed until future periods when the shipment of these orders can be completed.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 2 – Basis of Presentation; Summary of Significant Accounting Policies

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. The Company continues to experience recurring losses since its inception. As a result, in order to continue as a going concern, the Company has been reliant on the ability to obtain additional sources of financing to fund growth. As indicated in Note 12 – Preferred and Common Stock below, on February 15, 2022, the Company received approximately $22,000,000 in proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the issuance of these consolidated financial statements. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of December 31, 2022, the Company held cash in bank depository accounts of approximately $18,637,000, consequently $18,387,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. An allowance for doubtful accounts is established, as necessary, based on past experience and other factors, which, in management’s judgment, deserve current recognition in estimating bad debts. Based on the Company’s review, it establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. As of December 31, 2022, and December 31, 2021, the allowance for doubtful accounts was $127,233 and $181,942, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2022, and December 31, 2021, the allowance for excess and obsolete inventory was $70,907 and $91,379, respectively.

Property and Equipment

Property and equipment are stated at cost. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as disclosed in the table below. Leasehold improvements are amortized on a straight-line basis over the lesser of their useful lives or the life of the lease. Upon sale or retirement of assets, the cost and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

Asset Type	Estimated Useful Life
Furniture and fixtures	5
Computers	3
Equipment	5
Vehicles	5

Long-lived Assets

Long-lived tangible assets, including property and equipment, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2022 and 2021.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

The following table sets forth the Company’s revenue by source:

	For the Twelve Months Ended December 31,
	2022	2021
Equipment and systems sales	$10,737,875	$12,754,131
Engineering and other services	472,464	683,689
Shipping and handling	72,850	200,738
Total revenue	$11,283,189	$13,638,558

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

Disaggregation of Revenue

In accordance with ASC 606-10-50-5 through 6, the Company considered the appropriate level of disaggregated revenue information that depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Additionally, per the implementation guidance in ASC 606-10-55-90 through 91, the Company also considered (a) disclosures presented outside of the financial statements such as earnings releases and investor presentations, (b) information regularly reviewed by the Chief Operating Decision Maker for evaluating the financial performance of operating segments and (c) other information that is similar to the types of information identified in (a) and (b) and that is used by the Company or users of the Company’s financial statements to evaluate financial performance or make resource allocation decisions. Finally, we considered the examples of categories found in the guidance that might be appropriate, including: (a) type of good or service (major product lines), (b) geographical region (country or region), (c) market or type of customer (government or non-government customers), (d) type of contract (fixed-price or time-and-materials), (e) contract duration (short- or long-term), (f) timing of transfer of goods or services (point-in-time or over time) and (g) sales channels (direct to customers or through intermediaries).

Based on the aforementioned guidance and considerations, the Company determined that disaggregation of revenue by sales, services and shipping and handling was required.

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of December 31, 2022, and 2021, the Company had no contract assets.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2022, and December 31, 2021, deferred revenue, which was classified as a current liability, was $4,338,570 and $2,839,838, respectively.

For the year ended December 31, 2022, the Company recognized revenue of $2,318,935 related to the deferred revenue at January 1, 2022, or 82%. For the year ended December 31, 2021, the Company recognized revenue of $3,358,578 related to the deferred revenue at January 1, 2021, or 90%.

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

As of December 31, 2022, the Company’s remaining performance obligations, or backlog, was $5,577,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2022, contains a booked sales order of $35,000 (less than 1% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that some of its current contracts could be delayed.

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2023	2024	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	5,577,000	-	5,577,000
Total remaining performance obligations	$5,577,000	$-	$5,577,000

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2022, and December 31, 2021, the Company had an accrued warranty reserve amount of $180,457 and $186,605, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Revenue

Cost of revenue includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Three customers accounted for 27%, 26% and 11% of the Company’s revenue for the year ended December 31, 2022. Three customers accounted for 24%, 10% and 10% of the Company’s revenue for the year ended December 31, 2021.

The Company’s accounts receivable from two customers made up 57% and 43%, respectively, of the total balance as of December 31, 2022. The Company’s accounts receivable from two customers made up 68%, and 23%, respectively, of the total balance as of December 31, 2021.

Four suppliers accounted for 30%, 17%, 16%, and 11% of the Company’s purchases of inventory for the year ended December 31, 2022, and three suppliers accounted for 29%, 11% and 10% of the Company’s purchases of inventory for the year ended December 31, 2021.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2022 and December 31, 2021, the Company incurred $319,987 and $469,703, respectively, on product development.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

On March 16, 2022, the Company’s Board of Directors (the “Board”) approved annual incentive compensation awards to certain employees payable in non-qualified stock options, based on the Company’s performance and each employee’s contributions to such performance for the 2021 year. The non-qualified stock options were granted, were not subject to an additional service requirement and were immediately vested at the date of the grant. The final amount of the annual incentive compensation award, and number of non-qualified stock options granted, were determined, and communicated to the employees. The estimated compensation expense of $83,625 related to the 2021 incentive awards was accrued as of December 31, 2021. Since such incentive awards were settled in non-qualified stock options, the accrued compensation expense was classified as a current liability until the number of non-qualified stock options was fixed pursuant to a grant by the Board. At that time, the incentive awards of $78,938 were classified to equity as stock options issued and recorded to paid-in capital on April 1, 2022.

For the year ended December 31, 2022, $89,970 was recorded in respect of the 2022 annual incentive compensation awards. The final amount of the awards was approved by the Compensation Committee and Board of Directors on March 22, 2023. The number of non-qualified stock options to be granted will be determined on March 31, 2023, and communicated to the employees. The estimated expense was accrued as accrued equity compensation in current liabilities at December 31, 2022.

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

Share-based compensation costs (including expenses from the accrued compensation liabilities related to the annual incentive awards subsequently settled in non-qualified stock options) totaled $314,081 and $324,405 for the years ended December 31, 2022 and 2021, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021:

	For the Twelve Months Ended December 31,
	2022	2021
Share-based compensation expense included in:
Cost of revenue	$12,403	$17,331
Advertising and marketing expenses	13,921	7,938
Product development costs	7,442	11,025
Selling, general and administrative expenses	280,315	288,111
Total share-based compensation expense included in consolidated statement of operations	$314,081	$324,405

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of December 31, 2022, and December 31, 2021, 7,876,334 and 115,684 potential common share equivalents from Series B Preferred Stock, restricted stock units, warrants, and options, respectively, were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

Recently Issued Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) from December 31, 2022 to December 31, 2024. ASU No. 2022-06 was effective upon issuance. Topic 848 provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	As of December 31, 2022	As of December 31, 2021
Operating lease right-of-use asset	$462,874	$565,877
Operating lease liability, current	$118,235	$100,139
Operating lease liability, long-term	$376,851	$486,226

Remaining lease term	4.1 years	5.1 years
Discount rate	3.63%	3.63%

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	For the Twelve Months Ended December 31, 2022	For the Twelve Months Ended December 31, 2021
Operating cash outflow from operating lease	$111,204	$257,961

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Future annual minimum under non-cancellable operating leases as of December 31, 2022 were as follows:

Years ended December 31,
2023	$124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	534,170
Less imputed interest	(39,084)
Present value of minimum lease payments	$495,086

Note 4 – Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2022	2021
Finished goods	$270,555	$272,199
Work in progress	155	1,050
Raw materials	148,608	196,456
Allowance for excess & obsolete inventory	(70,907)	(91,379)
Inventory, net	$348,411	$378,326

Overhead expenses of $12,770 and $13,589 were included in the inventory balance as of December 31, 2022 and 2021, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2022	2021
Furniture and equipment	$278,389	$274,472
Vehicles	15,000	15,000
	293,389	289,472
Accumulated depreciation	(224,876)	(212,126)
Property and equipment, net	$68,513	$77,346

Depreciation expense amounted to $32,442 for the year ended December 31, 2022, of which $4,856 was allocated to cost of revenue, $1,214 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $64,937 for the year ended December 31, 2021, of which $6,109 was allocated to cost of revenue, $1,527 was allocated to inventory, with the remainder recorded as selling, general and administrative expense.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2022	2021
Patents	$-	$-
Website development costs	22,713	22,713
Trademarks	1,830	1,830
	24,543	24,543
Accumulated amortization	(22,713)	(22,713)
Intangible assets, net	$1,830	$1,830

Patents when issued are amortized over 14 years, and website development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. Amortization expense for intangibles amounted to $0 and $434 for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company wrote-off $0 and $8,110, respectively, related to patents that had been abandoned.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$311,162	$616,056
Sales commissions payable	25,951	27,592
Accrued payroll liabilities	465,094	322,873
Product warranty accrual	180,457	186,605
Other accrued expenses	224,594	192,463
Total	$1,207,258	$1,345,589

Note 8 – Note Payable and Accrued Interest

On February 10, 2021, the Company entered into a note payable with its current bank in the principal amount of $514,200, for working capital purposes.

The loan amount incurred interest at 1% and was due on February 5, 2026. The loan could have been repaid in advance without penalty. The loan was also potentially forgivable in full provided proceeds were used for payment of payroll expenses, rent, utilities and mortgage interest and certain other terms and conditions were met. If any portion of the loan was not forgiven, payments would commence 10 months following the end of the 24-week deferral period. The loan had typical default provisions, including for change of ownership, general lender insecurity as to repayment, non-payment of amounts due, defaults on other debt instruments, insolvency, dissolution or termination of the business as a going concern and bankruptcy.

During the year ended December 31, 2021, interest of $2,832 was accrued in respect of this note payable.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

Probability of Redemption: As it was considered probable the Series B Preferred stock would become redeemable outside of the Company’s control, the Series B Preferred stock was disclosed as temporary equity and was initially adjusted as of September 30, 2021 to its redemption value of 120% of the stated value of $1,000 per share, or $3,960,000. As a result, the Company recorded a $2,262,847 non-cash redemption value adjustment during 2021. This redemption value adjustment is treated as similar to a dividend on the preferred stock for GAAP purposes; accordingly, the redemption value adjustment was therefore added to the “Net Loss” to arrive at “Net Loss Attributable to Common Shareholders” on the Company’s Consolidated Statements of Operations. In addition, since the Company did not have a balance of retained earnings, the redemption value adjustment of $67,000 was recorded against additional paid-in capital.

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2.016 million in cash, which included both principal of $1.98 million and accrued dividends of approximately $36,000.

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

The Company has no shares of Series B Preferred Stock outstanding as of December 31, 2022.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 10 – Related Party Agreements and Transactions

Agreements and Transaction with a Company Director

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement has an initial term through December 31, 2021, with automatic one-year renewal terms unless prior notice is given 90 days prior to each annual expiration. During the year ended December 31, 2022, the Company paid $9,884 in commissions under this agreement. During the year ended December 31, 2021, the Company paid $42,639 in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. The cash deposit for this agreement was received in January of 2023

Note 11 – Commitments and Contingencies

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

Leases

The Company has a lease agreement for its manufacturing and office space. Refer to Note 3 Leases above.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

Note 12 – Preferred and Common Stock

Preferred Stock

As of December 31, 2022, and December 31, 2021, the Company had 25,000,000 and 150,000,000 shares of Preferred Stock authorized, respectively, at a $0.00001 par value.

Effective January 17, 2022, the Board of Directors approved a reduction in the number of authorized shares of preferred stock from 150,000,000 to 25,000,000 shares of preferred stock.

No shares of preferred stock were issued or outstanding as of December 31, 2022 and 3,300 shares of Series B Preferred Stock was issued and outstanding at December 31, 2021.

Series A Preferred Stock

As of December 31, 2022, and December 31, 2021, the Company has 0 shares of Series A Preferred Stock issued and outstanding, respectively.

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

Series B Preferred Stock

As of December 31, 2022, and December 31, 2021, the Company has 0 and 3,300 shares of Series B Preferred Stock issued and outstanding, respectively.

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

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2.016 million in cash, which included both principal of $1.98 million and accrued dividends of approximately $36,000.

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

Consequently, as of December 31, 2022, no shares of Series B Preferred Stock were issued and outstanding.

Common Stock

Authorized Common Stock

As of December 31, 2022, and December 31, 2021, the Company was authorized to issue 200,000,000 and 850,000,000 shares of common stock, respectively, with a par value of $0.00001 per share.

Effective November 3, 2021, the Company increased the number of authorized shares of common stock from 350,000,000 to 850,000,000.

Effective January 17, 2022, the Company’s Board of Directors approved a reduction in the number of authorized shares of common stock from 850,000,000 to 200,000,000 shares of common stock.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Reverse Split

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

Issued Common Stock

As of December 31, 2022, and December 31, 2021, the Company has 7,953,974 and 1,600,835 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2022, the Company issued shares of its common stock as follows:

●	On January 17, 2022, the Company issued 3,367 shares of common stock in settlement of restricted stock units issued to newly appointed directors.

●	Effective January 27, 2022, the Company issued 6,798 shares of common stock to round up partial shares resulting from the reverse share split described above

●	On February 15, 2022, the Company issued 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00, for net proceeds of approximately $22 million.

●

On February 16, 2022, the Company issued 362,306 shares of common stock and 703,069 warrants; 170,382 of the warrants vested immediately, had an indefinite term and an exercise price of $0.01 (“pre-funded conversion warrants”), the balance of 532,688 warrants also vested immediately, have a term of 5 years and have an exercise price of $5.00, on conversion of 1,650 shares of the Company’s Series B Preferred Stock.

●	On June 21, 2022, the Company issued 169,530 shares on common stock on the cashless exercise 170,382 pre-funded conversion warrants.

Consequently, effective December 31, 2022, 7,953,974 shares of common stock were issued and outstanding.

During the year ended December 31, 2021, the Company issued shares of its common stock as follows:

●	On April 8, 2021, the Company issued 6,667 shares of common stock, valued at $67,000 as part of a legal settlements as further described in Note 11 – Commitments and Contingencies – Litigation above.

●	On November 4, 2021, the Company issued 2,802 shares of common stock, valued at $21,015 to redeem 42,303,331 shares of Series A Preferred Stock as further described in Note 12 – Preferred and Common Stock – Series A Preferred Stock above.

●	On November 24, 2021, the Company issued 6,803 shares of its common stock, valued at $50,000, to the CEO, pursuant to a new Executive Employment Agreement, under the 2021 Equity Incentive Plan as further described in Note 14 Equity Incentive Plans below.

●	On December 30, 2021, the Company issued 7,719 shares of its common stock, valued at $39,368 in settlement of $67,448 dividends that had accrued on the Series A Preferred Stock. The $28,080 gain on settlement of this related party liability has been recognized in additional paid in capital

Consequently, effective December 31, 2021, 1,600,835 shares of common stock were issued and outstanding.

As further discussed in Note 16. Subsequent Events below:

Effective January 3, 2023, the Company issued 119,032 shares of common stock in settlement of restricted stock units issued to directors that vested immediately.

Effective January 17, 2023, the Company issued 3,366 shares of common stock in settlement of restricted stock units issued to newly appointed directors in 2022 that vested one year after issuance.

Consequently, as of the date of the issuance of these financial statements 8,076,372 shares of our common stock are issued and outstanding.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 13 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended December 31, 2022 and 2021:

				Weighted
			Weighted	Average
	Warrants		Average Exercise	Remaining Life		Aggregate Intrinsic
	Outstanding	Exercisable	Price	In Months		Value

Outstanding at December 31, 2020	50,417	50,417	$37.50	6		-

Granted	222,719	222,719	$9.59	36		-

Exercised	-	-	$0.00	-		-

Expired	(50,417)	(50,417)	$37.50	-		-

Outstanding at December 31, 2021	227,719	227,719	$9.59	33		$0

Granted	7,566,435	7,566,435	$4.89	50	*	$141,434

Exercised	(170,382)	(170,382)	$0.01	-	*	($141,434)

Expired	-	-	-	-		-

Outstanding at December 31, 2022	7,623,772	7,623,772	$5.14	49		-

*	Includes 170,382 warrants with an indefinite life.

The following table summarizes information about warrants outstanding at December 31, 2022.

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

9.45	192,982	192,982	21

10.40	34,737	34,737	22

5.00	7,105,496	7,105,496	50

5.16	290,557	290,557	50

	7,623,772	7,623,772	49

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Q1 2022 Investor Warrants

On February 15, 2022, the Company issued 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The warrants vested immediately, have a term of 5 years and an exercise price of $5.00.

Q1 2022 Overallotment Warrants

Further on February 15, 2022, in connection with the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit as described above, a further 761,670 warrants were issued in connection with the subscription for substantially all of the available 15% overallotment warrants. The warrants were acquired for consideration of $0.01 per warrant, vested immediately, have a term of 5 years and an exercise price of $5.00.

Q1 2022 Underwriter Warrants

Further on February 15, 2022, in connection with the Company’s issuance of 5,811,138 investment units for aggregate gross proceeds of $24,000,000, or $4.13 per unit described above, the Company also issued representatives of the underwriters 290,557 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.1625, during the period commencing August 9, 2022, and expiring on February 10, 2027.

Q1 2022 Series B Preferred Shares Pre-Funded Conversion Warrants

On February 16, 2022, in connection with the conversion of 1,650 shares of Series B Preferred Stock into 362,306 shares of the Company’s common stock, the Series B Preferred Shareholder was issued 170,382 pre-funded conversion warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $0.01, vested immediately and had an indefinite life.

On June 21, 2022, the holder of all 170,382 pre-funded conversion warrants exercised all of their warrants on a cashless basis and received 169,530 shares of the Company’s common stock as a result of the exercise.

No pre-funded conversion warrants remained outstanding at December 31, 2022.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Note 14 – Equity Incentive Plans

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

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

As of December 31, 2022, of the 333,333 shares authorized under the 2017 Equity Plan, 163,692 relate to restricted shares issued, 147,177 relate to outstanding non-qualified stock options and 22,464 shares remain available for future equity awards.

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

Equity Incentive Plan Issuances During 2022

-	Issued 3,367 shares of its common stock to two new independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in January 2022.

-	Granted awards for 22,167 non-qualified stock options to newly hired employees and 5,000 stock options were cancelled under the 2021 Equity Incentive Plan.

-	Granted awards for 6,250 non-qualified stock options to directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in August of 2021.

-	Issued 31,793 non-qualified stock options were issued to 21 employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $2.51. The expense in respect of this issuance had been fully accrued in 2021.

As of December 31, 2022, of the 666,667 shares authorized under the 2021 Equity Plan, 10,170 relate to restricted shares issued, 61,201 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options, 3,367 relate to outstanding restricted stock units and 551,113 shares remain available for future equity awards.

There was $65,087 in unrecognized compensation expense for unvested non-qualified stock options, incentive stock options and restricted stock units at December 31, 2022 which will be recognized over approximately 2 years.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

As further discussed in Note 16 Subsequent Events below, effective January 3, 2023, the Company issued 119,032 shares of common stock in settlement of restricted stock units issued to directors that vested immediately. Further on January 17, 2023, the Company issued a further 3,366 shares of common stock in settlement of restricted stock units issued to newly appointed directors in 2022 that vested one year after issuance.

Restricted Stock Awards

No shares of restricted stock were issued during the year ended December 31, 2022.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 157.27% - 158.7%; expected term of 5 - 10 years and risk-free interest rate 1.52% - 2.73%.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Employee and Consultant Options

A summary of the stock options granted to employees and consultants under the 2017 Equity Plan and the 2021 Equity Incentive Plan during the years ended December 31, 2022 and 2021 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2020	95,007	$12.45	7.1	$-
Granted	65,508	$9.00	10.0	$-
Exercised	-	$-	-	$-
Forfeited	(2,341)	$16.83	7.0	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2021	158,174	$10.99	7.6	$-
Granted	53,960	$2.90	9.2	$-
Exercised	-	$-	-	$-
Forfeited	(20,061)	$8.85	8.6	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2022	192,073	$8.94	7.6	$-
Exercisable, December 31, 2022	148,227	$9.86	7.2	$-

A summary of non-vested stock options activity for employees and consultants under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2022 and 2021 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	-	$-	$-	$-
Granted	65,508	$8.85	$-	$575,711
Vested	(23,662)	$10.65	$-	$(252,571)
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, December 31, 2021	41,846	$7.65	$-	$320,122
Granted	53,960	$2.86	$-	$154,555
Vested	(36,960)	$2.68	$-	$-
Forfeited	(15,000)	$8.52	$-	$-
Expired	-	$-	$-	$-
Nonvested, December 31, 2022	43,846	$5.65	$-	$247,739

For the years ended December 31, 2022 and 2021, the Company recorded $149,081 and $169,746 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. The expense for 2022 was comprised of $18,942 for non-qualified stock options and $130,139 for incentive stock options. As of December 31, 2022, there was $63,770 in unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and 2021 Equity Plan during the years ended December 31, 2022 and 2021 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2020	49,333	$10.05	4.5	$-
Granted	1,539	$9.75	10.0	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Granted	6,250	$4.80	9.0	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, December 31, 2022	57,122	$9.44	6.0	$-
Exercisable, December 31, 2022	57,122	$9.44	6.0	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2022 and 2021 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2020	6,666	$4.35	$3,400	$29,000
Granted	1,539	$9.75	-	$15,000
Vested	(8,205)	$5.40	$4,431	$(44,000)
Forfeited	-	-	-	$-
Expired	-	-	-	$-
Nonvested, December 31, 2021	-	-	-	$-
Granted	6,250	$4.75	$-	$29,656
Vested	(6,250)	$4.75	$-	$-
Forfeited	-	-	-	$-
Expired	-	-	-	$-
Nonvested, December 31, 2022	-		$-	$-

During the years ended December 31, 2022 and 2021, the Company incurred $29,656 and $21,174, respectively, as compensation expense related to 6,250 and 8,205 vested options, respectively, issued to directors. As of December 31, 2022, there was no unrecognized share-based compensation related to unvested options.

Effective January 3, 2022, the Company issued 6,250 non-qualified stock options under the 2021 Equity Plan to its then current directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date.

Effective August 20, 2021, the Company issued 1,539 non-qualified stock options under the 2021 Equity Plan to its directors. The options vested upon grant. The options have a term of 10 years and an exercise price equal to the closing price of the Company’s common stock on The OTC Markets on the day immediately preceding the grant date of $9.75.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2017 Equity Plan during the years ended December 31, 2022 and 2021 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2020	50,333	$19.50	$-
Granted	-	-	$-
Vested and settled with share issuance	(45,000)	$18.15	$-
Forfeited/canceled	(5,333)	$23.10	$-
Outstanding, December 31, 2021	-	$-	$-
Granted	6,734	$7.42	$-
Vested and settled with share issuance	(3,367)	$7.42	$-
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2022	3,367	$7.42	$-

For the years ended December 31, 2022 and 2021, the Company recorded $18,736 and $0 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2022, there was $1,317 in unrecognized share-based compensation related to unvested RSUs.

As further discussed in Note 16 Subsequent Events below, effective January 3, 2023, the Company issued 119,032 shares of common stock in settlement of restricted stock units issued to directors that vested immediately. Further on January 17, 2023, the Company issued a further 3,366 shares of common stock in settlement of restricted stock units issued to newly appointed directors in 2022 that vested one year after issuance.

Note 15 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2022 or 2021 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2022	2021
Income taxes computed at the federal statutory rate	$(1,154,000)	$(281,000)
States taxes, net of federal benefits	(217,000)	(53,000)
Permanent differences	7,000	(124,000)
True-up adjustments	164,000	9,000
Adjustment to net operating loss	(30,000)	(13,000)
Change in valuation allowance	1,230,000	462,000
Reported income tax (benefit) expense	$-	$-

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

The components of the net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Net operating losses	$6,474,000	$5,262,000
Equity compensation	252,000	177,000
Other deferred tax assets	94,000	141,000
Total deferred tax assets	6,820,000	5,580,000
Deferred tax liabilities:
Other deferred tax liabilities	(88,000)	(78,000)
Total deferred tax liabilities	(88,000)	(78,000)
Net deferred tax assets before valuation allowance	6,732,000	5,502,000
Less valuation allowance	(6,732,000)	(5,502,000)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $25,949,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. The balance of $14,753,000 NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

As further discussed in Note 12 Preferred and Common Stock in our consolidated financial statements below, effective February 15, 2022, the Company received net proceeds of approximately $22 million in respect to the sale of 5,811,138 shares of its common stock together with 5,811,138 warrants. The Company issued a further 1,052,227 warrants to its placement agent: 290,557 in respect of their fees and 761,670 on the exercise of the substantial majority of the 15% overallotment available to them. The 290,557 warrants issued in respect of the placement agent’s fees vest after six months, have a term of 5 years and an exercise price of $5.1625. The 761,670 warrants issued in respect of the overallotment vest immediately, have a term of 5 years and an exercise price of $5.00.

These securities sales and our September 2021 securities sales as described in Note 9 Temporary Equity above will also have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future post tax results by effectively increasing our future tax obligations.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2022 and 2021. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2018 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(in US Dollars except share numbers)

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2022 or 2021, nor were any penalties or interest costs included in expense for the years ended December 31, 2022 and 2021.

Note 16 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. The following events occurred after December 31, 2022.

Effective January 3, 2023, the Company issued 119,032 shares of common stock in settlement of restricted stock units issued to directors that vested immediately.

Effective January 17, 2023, the Company issued 3,366 shares of common stock in settlement of restricted stock units issued to newly appointed directors in 2022 that vested one year after issuance.

Consequently, as of the date of the issuance of these financial statements 8,076,372 shares of our common stock are issued and outstanding.

Workforce Reduction

The Company has experienced a decline in activity, as indicated in its 2022 sales and its current backlog. This decline is due to many factors, including (i) recent challenges in the cannabis market, (ii) continued supply chain-related delays and cancellations that have affected many of its vendors and partners, and (iii) a broader slowdown in the macroeconomic environment.

As a result of this decline in activity, the Company evaluated its current operations, personnel needs and liquidity to make sure our personnel levels match the activity we expect to service over the next several months. On February 21, 2023, we implemented a downsizing of our operations, including a 32% reduction in our workforce, and significant non-personnel cost reductions in order to preserve our cash resources and better reflect our activity levels.

We believe these efforts are necessary and will help focus our existing operations on delivering value for customers of both our equipment sales and project management activities. In the meantime, we continue aggressive efforts to increase liquidity and reduce costs and will take additional actions as market conditions warrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: March 28, 2023	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 28, 2023	By:	/s/ Ian K. Patel
Ian K. Patel
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 28, 2023	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board

Dated: March 28, 2023	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: March 28, 2023	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

Dated: March 28, 2023	By:	/s/ Troy Reisner
Troy Reisner, Director

Dated: March 28, 2023	By:	/s/ Marion Mariathasan
Marion Mariathasan, Director

60

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

61

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

62