Form 10-Q
period 2023-03-31
CEA Industries Inc.
filed 2023-05-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 15, 2023, the number of outstanding shares of common stock of the registrant was 8,076,372.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2023

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

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023;
●	the inherent uncertainty of product development and product selection to meet client requirements;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

ii

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy or development plans, including our expected level of capital expenses and working capital;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and growth strategy, including possible acquisitions;

●	our ability to identify, complete and integrate potential strategic acquisitions;

●	future revenue being lower than expected;

●	our ability to convert our backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$15,948,077	$18,637,114
Accounts receivable, net	61,774	2,649
Inventory, net	441,133	348,411
Prepaid expenses and other	471,137	1,489,921
Total Current Assets	16,922,121	20,478,095
Noncurrent Assets
Property and equipment, net	60,713	68,513
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	436,549	462,874
Total Noncurrent Assets	513,839	547,964

TOTAL ASSETS	$17,435,960	$21,026,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$1,164,134	$1,207,258
Deferred revenue	1,102,601	4,338,570
Accrued equity compensation	-	89,970
Current portion of operating lease liability	120,245	118,235
Total Current Liabilities	2,386,980	5,754,033

Noncurrent Liabilities
Operating lease liability, net of current portion	348,179	376,851
Total Noncurrent Liabilities	348,179	376,851

TOTAL LIABILITIES	2,735,159	6,130,884

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 8,076,372 and 7,953,974 shares issued and outstanding, respectively	81	80
Additional paid in capital	49,410,899	49,173,836
Accumulated deficit	(34,710,179)	(34,278,741)
Total Shareholders’ Equity	14,700,801	14,895,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,435,960	$21,026,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenue, net	$4,682,573	$1,744,427

Cost of revenue	3,829,297	1,653,919

Gross profit	853,276	90,508

Operating expenses:
Advertising and marketing expenses	202,323	251,015
Product development costs	76,413	138,918
Selling, general and administrative expenses	1,020,702	1,311,777
Total operating expenses	1,299,438	1,701,710

Operating loss	(446,162)	(1,611,202)

Other income (expense):
Other income (expense), net	5,704	185,000
Interest income (expense), net	9,020	3,260
Total other income (expense)	14,724	188,260

Loss before provision for income taxes	(431,438)	(1,422,942)

Income taxes	-	-

Net loss	$(431,438)	$(1,422,942)

Convertible preferred series B stock dividends	-	(35,984)
Deemed dividend on convertible preferred series B stock on down round	-	(439,999)

Net loss available to common shareholders	$(431,438)	$(1,898,925)

Loss per common share – basic and diluted	$(0.05)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	8,071,731	4,622,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

For the Three Months Ended March 31, 2023 and March 31, 2022

(in US Dollars except share numbers)

(Unaudited)

	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders ’ Equity
	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders ’ Equity
Balance December 31, 2022	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	135,748	-	135,748
Common shares issued in settlement of restricted stock units issued to directors	123,398	1	(1)	-	-
Fair value of restricted stock units issued to directors	-		101,316		101,316
Net loss	-	-	-	(431,438)	(431,438)
Balance March 31, 2023	8,077,372	$81	$49,410,899	$(34,710,179)	$14,700,801

	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
	Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	32,938	-	32,938
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	-	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	4,928	-	4,928
Issuance of common shares to round up partial shares following reverse split	6,798	-	-		-
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares issued and warrants on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Net loss	-	-	-	(1,422,942)	(1,422,942)
Balance March 31, 2022	7,784,444	$78	$48,958,618	$(30,204,508)	$18,754,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(431,438)	$(1,422,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	7,500	8,556
Share-based compensation	147,094	92,517
Provision for doubtful accounts	(1,705)	(22,168)
Provision for excess and obsolete inventory	33,638	3,676
Loss on disposal of assets	100	5,499
Amortization of operating lease ROU asset	26,325	25,433

Changes in operating assets and liabilities:
Accounts receivable	(57,420)	10,610
Inventory	(126,360)	(631,269)
Prepaid expenses and other	1,018,785	(551,261)
Accounts payable and accrued liabilities	(43,124)	43,438
Deferred revenue	(3,235,970)	2,645,579
Operating lease liability, net	(26,662)	(14,811)
Net cash provided by (used in) operating activities	(2,689,237)	192,857

Cash Flows From Investing Activities
Purchases of property and equipment	-	(13,948)
Proceeds from the sale of property and equipment	200	-
Net cash provided by (used in) investing activities	200	(13,948)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	-	(35,984)
Redemption of series B preferred stock	-	(1,980,000)
Net cash proceeds on sale of common stock and warrants, net of expenses	-	21,711,131
Net cash provided by financing activities	-	19,695,147

Net change in cash and cash equivalents	(2,689,037)	19,874,056
Cash and cash equivalents, beginning of period	18,637,114	2,159,608
Cash and cash equivalents, end of period	$15,948,077	$22,033,664

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Conversion of series B preferred stock	-	$1,980,000
Deemed dividend on series B preferred stock arising on down round	-	$439,999
Options issued for accrued equity compensation liability	$89,970	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 1 – Nature of Operations and Significant Accounting Policies

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, and tomatoes and cannabis and hemp, more and more producers consider or act to grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, we provide: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting, and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services, and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although most of our customers do, we neither produce nor sell cannabis or its related products.

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

The resulting effects and uncertainties from the COVID-19 pandemic, including the depth and duration of the disruptions to customers and suppliers, its future effect on our business, on our results of operations, and on our financial condition, cannot be predicted. We expect that the economic disruptions will continue to have an effect on our business over the longer term. Despite this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2022, and continuing into the current fiscal quarter, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet information as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of March 31, 2023, the balance in the Company’s accounts was approximately $15,948,000, consequently approximately $15,698,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

As of March 31, 2023, and March 31, 2022, there were respectively, 8,010,957 and 8,021,057, potentially dilutive equity instruments outstanding in respect of options outstanding to purchase Company common stock, warrants, and restricted stock units that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 7,623,772 as of March 31, 2023 and 7,794,154 as of March 31, 2022 related to warrants issued in connection with the sale of our shares of series B Preferred stock and common stock in prior periods. The remaining 387,185 potentially dilutive equity instruments outstanding as of March 31, 2023 and 226,903 as of March 31, 2022 related to options and restricted stock units issued to our directors and staff.

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

Revenue Recognition

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2023	2022
Equipment and systems sales	$4,396,827	$1,642,572
Engineering and other services	124,410	86,049
Shipping and handling	12,560	15,806
Miscellaneous	148,776	-
Total revenue	$4,682,573	$1,744,427

Miscellaneous revenue of $148,776 represents non-refundable deposits, forfeited by former customers on previously cancelled contracts.

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

March 31, 2023

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

Based on the aforementioned guidance and considerations, the Company determined that disaggregation of revenue by sales, services, shipping and handling, and miscellaneous was required.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Contract Assets and Contract Liabilities

Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in its contracts.

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of March 31, 2023 and December 31, 2022, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited. As of March 31, 2023, and December 31, 2022, deferred revenue, which was classified as a current liability, was $1,102,601 and $4,338,570, respectively.

For the three months ended March 31, 2023, the Company recognized revenue of $3,852,906 related to the deferred revenue at January 1, 2023. For the three months ended March 31, 2022, the Company recognized revenue of $1,162,374 related to the deferred revenue at January 1, 2022.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

As of March 31, 2023, the Company’s remaining performance obligations, or backlog, was approximately $1,869,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at March 31, 2023, includes booked sales orders of $379,000 from three customers that the Company does not expect to be realized until 2024, if at all. This 2024 projected revenue amount contains a booked sales order of $279,000 (15% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that some of its current contracts could be delayed.

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2023	2024	Total
Remaining performance obligations related to engineering only paid contracts	$172,000	$-	$172,000
Remaining performance obligations related to partial equipment paid contracts	1,318,000	379,000	1,697,000
Total remaining performance obligations	$1,490,000	$379,000	$1,869,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of March 31, 2023, and December 31, 2022, the Company had an accrued warranty reserve amount of $188,738 and $180,457, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the three months ended March 31, 2023, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility of 152.23%; expected term in years of 10 and risk-free interest rate of 3.48%.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
Share-based compensation expense included in:
Cost of revenue	$4,898	$791
Advertising and marketing expenses	1,113	2,762
Product development costs	3,570	-
Selling, general and administrative expenses	137,513	88,964
Total share-based compensation expense included in consolidated statement of operations	$147,094	$92,517

Concentrations

Three customers accounted for 39%, 28%, and 17% of the Company’s revenue for the three months ended March 31, 2023. One customer accounted for 35% of the Company’s revenue for the three months ended March 31, 2022.

Three customers accounted for 68%, 20%, and 10% of the Company’s accounts receivable as of March 31, 2023. Two customers accounted for 57% and 43% of the Company’s accounts receivable as of December 31, 2022.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01 to require entities to classify and account for leases with related parties on the basis of legally enforceable terms and conditions of the arrangement. The amendments are effective in periods beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

The lease cost, cash flows and other information related to the New Facility Lease were as follows:

As of March 31, 2023
Operating lease right-of-use asset	$436,549
Operating lease liability, current	$120,245
Operating lease liability, long-term	$348,179

Remaining lease term	3.8 years
Discount rate	3.63%

For the Three Months Ended March 31, 2023
Operating cash outflow from operating lease	$31,069

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments on the New Facility Lease as of March 31, 2023 are as follows:

Years ended December 31,
2023 (excluding the three months ended March 31, 2023)	$124,897
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	534,170
Less imputed interest	(65,746)
Present value of minimum lease payments	$468,424

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2023	2022
Finished goods	$410,208	$270,555
Work in progress	154	155
Raw materials	135,316	148,608
Allowance for excess & obsolete inventory	(104,545)	(70,907)
Inventory, net	$441,133	$348,411

Overhead expenses of $14,101 and $12,770 were included in the inventory balance as of March 31, 2023, and December 31, 2022, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $219,000 and $1,176,000 in advance payments for inventory for the periods ended March 31, 2023, and December 31, 2022, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Furniture and equipment	$275,994	$278,389
Vehicles	15,000	15,000
	290,994	293,389
Accumulated depreciation	(230,281)	(224,876)
Property and equipment, net	$60,713	$68,513

Depreciation expense was $7,500 for the three months ended March 31, 2023. For the three months ended March 31, 2023, $1,214 was allocated to cost of sales, $304 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accounts payable	$714,586	$311,162
Sales commissions payable	24,468	25,951
Accrued payroll liabilities	167,697	465,094
Product warranty accrual	188,738	180,457
Other accrued expenses	68,645	224,594
Total	$1,164,134	$1,207,258

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 7 – Stockholders’ Equity (Deficit)

As of March 31, 2023, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of March 31, 2023, 8,076,372 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

On January 17, 2022, the Company issued an RSU grant of 3,367 shares of common stock under the 2021 Equity Incentive Plan to each of two new directors, 1,684 shares of common stock vested immediately on grant date and the remaining 1,683 shares of common stock vested on January 17, 2023. 1,684 shares of common stock were issued on January 17, 2022 to each of the two new directors in settlement of the RSUs that vested immediately and a further 1,683 shares of common stock were issued to each of the two new directors on January 17, 2023 in settlement of the remainder.

On January 3, 2023, the Company issued an RSU grant of 29,758 shares of common stock under the 2021 Equity Incentive Plan to each of its four independent directors. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors effective January 17, 2022 and vested immediately on the grant date. A total of 119,032 shares of the Company’s common stock were issued in settlement of the RSUs.

Revised Compensation Plan

On January 17, 2022, the Board of Directors revised the previously adopted compensation plan. This plan superseded the plan adopted on August 20, 2021. The Plan was effective retroactively for the then current independent directors and for independent directors elected or appointed after the Effective Date.

The plan is divided into two phases: from the Effective Date of the Plan until February 9, 2022, the day prior to the listing of the Company securities on Nasdaq. (“Pre-uplist”) and from February 10, 2022, the uplist date forward (“Post-uplist”).

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

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

An additional 6,798 shares of common stock were issued to round up partial shares following the reverse split.

As a result of this reverse stock split, the number of the Company’s shares of common stock issued and outstanding at December 31, 2021 was reduced from 240,125,224 to 1,600,835. All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the Reverse Split for all periods presented.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

During the three months ended March 31, 2023, no shares or options were issued, or cancelled under the 2017 Plan.

As of March 31, 2023, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards relating to 147,177 options remain outstanding, and 22,464 shares remain available for future equity awards.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

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

During the three months ended March 31, 2023, the Company issued 122,398 shares of its common stock in settlement of restricted stock units issued to its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

During the three months ended March 31, 2023,138,491 non-qualified stock options were issued to five employees and three former employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $0.8955. An expense of $89,970 in respect of this issuance had been accrued in 2022. An additional expense of $32,376 was recognized in 2023 upon management and board finalization and approval of the awards.

As of March 31, 2023, of the 666,667 shares authorized under the 2021 Equity Plan, 132,568 shares have been issued in settlement of restricted stock units, awards relating to 183,615 non-qualified stock options, and 40,816 incentive stock options remain outstanding, and 309,668 shares remain available for future equity awards.

There was $45,919 in unrecognized compensation expense for unvested non-qualified stock options, and incentive stock options at March 31, 2023 which will be recognized over approximately 2 years.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended March 31, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2022	192,073	$8.94	7.6	$-
Granted	138,489	$0.90	8.4	$-
Exercised	-	$-	-	$-
Forfeited	(500)	$6.10	8.9	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2023	330,062	$5.57	7.6	$-
Exercisable, March 31, 2023	304,972	$5.59	8.2	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the three months ended March 31, 2023, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2022	43,846	$5.65	$-	$247,730
Granted	138,489	$0.88	$-	$122,346
Vested	(156,912)	$1.49	$-	$(234,296)
Forfeited	(333)	$6.67	$-	$(2,225)
Expired	-	$-	$-	$-
Nonvested, March 31, 2023	25,090	$4.98	$-	$133,555

For the three months ended March 31, 2023 and March 31, 2022, the Company recorded $45,778 and $32,939 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the three months ended March 31, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2022	57,122	$9.44	6.0	$-
Granted	-	-	0.0	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, March 31, 2023	57,122	$9.44	5.7	$-
Exercisable, March 31, 2023	57,122	$9.44	5.7	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the three months ended March 31, 2023.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

During the three months ended March 31, 2023 and March 31, 2022, the Company incurred $0 and $29,656 respectively, as compensation expense related to 0 and 6,250 fully vested options issued to directors, respectively.

Restricted Stock Units

Effective January 3, 2023, the Company issued a total of 119,032 restricted stock units (RSUs) under the 2021 Equity Plan to its four independent directors. These RSUs vested upon grant.

Effective January 17, 2023, the Company settled 3,366 RSUs that had been issued on January 17, 2022 to two new directors and that vested after 12 months by the issuance of shares of common stock

During the three months ended March 31, 2023 and March 31, 2022, the Company recorded $101,316 and $29,923, respectively, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2022	3,366	$7.42	$-
Granted	119,032	$0.84	$-
Vested and settled with share issuance	(122,398)	$1.02	$-
Forfeited/canceled	-	$-	$-
Outstanding, March 31, 2023	-	$-	$-

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the three months ended March 31, 2023:

			Weighted	Weighted
			Average	Average	Aggregate
	Warrants		Exercise	Remaining Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2022	7,623,772	7,623,772	$5.14	49	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at March 31, 2023	7,623,772	7,623,772	$5.14	46	-

The following table summarizes information about warrants outstanding at March 31, 2023:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

9.45	192,982	192,982	18

10.40	34,737	34,737	19

5.00	7,105,496	7,105,496	47

5.16	290,557	290,557	47

	7,623,772	7,623,772	46

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 10 – Income Taxes

As of March 31, 2023, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $26,380,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2023 and December 31, 2022. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the three months ended March 31, 2023 and March 31, 2022, the Company paid $18,273 and $7,555, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March of $3,577 increasing the total of the second sales order to $14,477. During the three months ended March 31, 2023, the Company received $14,035 in cash payments for these contracts. Revenue of $16,977 was recorded in the three months ended March 31, 2023 in respect of these agreements.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued and determined no material subsequent events occurred after March 31, 2023 for which disclosure was required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Our revenue stream is currently derived primarily from supplying our products, services and technologies to licensed commercial indoor facilities operating in the cannabis industry. Our customers include state and provincial-regulated CEA growers located primarily in the U.S., Canada. We recently have developed customers in the non-cannabis CEA market to expand our market reach. Customers use our services for building new CEA facilities and expanding or retrofitting existing CEA facilities.

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

We have three core assets that we believe will support us as we pursue our business strategy. First, we enjoy strong relationships with relevant stakeholders in the CEA industry. Largely focused in the cannabis segment, our partnerships include relationships with new and existing growers, capital providers, consultants, independent contractors, and numerous other providers in the segment. These partnerships include agreements reached in 2022 with Merida Capital and Hydrobuilder Holdings LLC. In June we announced a marketing arrangement with Merida Capital, a cannabis-focused private equity firm, whereby Merida will use CEA Industries Inc. as its sole provider of certain products and services for its indoor cultivation facilities. This relationship resulted in a new contract in October 2022 with one of Merida’s Connecticut based clients. In November of 2022 we announced a strategic alliance with Hydrobuilder Holdings that we believe will result in more project opportunities.

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

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2023, we executed new sales contracts with a total contract value of $767,000. During this same period, we had positive change orders of $59,000. After adjustments for these change orders, our net bookings in the three months ended March 31, 2023 were $826,000, representing an increase of $619,000 (or 300%) from net bookings of $206,000 in the fourth quarter of 2022.

Our backlog at March 31, 2023 was $1,869,000, a decrease of $3,709,000, or 67%, from December 31, 2022. The decrease in backlog is the result of higher revenue in the first quarter and lower bookings in the second half of 2022. Our backlog at March 31, 2023 includes booked sales orders of $379,000 (20% of the total backlog) from three customers that we do not expect to be realized until 2024, if at all. Included in the 2024 projected revenue is one booked sales order of $279,000 (15% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. We believe the sales orders in these portions of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

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

Our recognized revenue for the quarter ended March 31, 2023, in the table below, excludes $148,776 in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023
Backlog, beginning balance	$10,818,000	$11,179,000	$9,698,000	$6,832,000	$5,577,000
Net bookings, current period	$2,105,000	$1,534,000	$2,197,000	$206,000	$826,000
Recognized revenue, current period	$1,744,000	$3,015,000	$5,063,000	$1,461,000	$4,534,000
Backlog, ending balance	$11,179,000	$9,698,000	$6,832,000	$5,577,000	$1,869,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2023.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2023 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2023 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2023 was $4,683,000, compared to $1,744,000 for the three months ended March 31, 2022, representing an increase of $2,939,000, or 169%. The increase was primarily due to improvements in our supply chain and the ability to deliver products with fewer delays on contract fulfillment and revenue recognition on existing contracts.

Cost of revenue increased by $2,175,000, or 132%, from $1,654,000 for the three months ended March 31, 2022 to $3,829,000 for the three months ended March 31, 2023. The increase was primarily due to an increase in revenue and a decrease in fixed costs as a percentage of revenue, as discussed below.

Our gross profit for the three months ended March 31, 2023 was $853,000 compared to $91,000 for the three months ended March 31, 2022, an increase of 837%. Gross profit margin increased by 13 percentage points from 5.2% for the three months ended March 31, 2022 to 18.2% for the three months ended March 31, 2023 primarily due to higher revenue and a decrease in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the three months ended March 31, 2023 includes $149,000 from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $391,000, or 8.3% of total revenue, for the three months ended March 31, 2023 as compared to $359,000, or 21% of total revenue, for the three months ended March 31, 2022. The increase of $32,000 was primarily due to an increase in salaries and benefits (including stock-based compensation) of $30,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $3,439,000, or 73% of total revenue, during the three months ended March 31, 2023, as compared to $1,295,000, or 74% of total revenue, in the three months ended March 31, 2022. The increase in variable costs was primarily due to: (i) an increase in equipment costs of $2,136,000 driven by higher revenue and slightly lower equipment margins, (ii) an increase in excess and obsolete inventory expense of $30,000, (iii) an increase in warranty expense of $6,000, offset by, (iv) a decrease in outside engineering costs of $17,000, and (v) a decrease in travel of $13,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $1,299,000 for the three months ended March 31, 2023, from $1,702,000 for the three months ended March 31, 2022, a decrease of $403,000, or 24%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $291,000, (ii) a decrease in product development of $63,000, and (iii) a decrease in advertising and marketing expenses of $49,000.

Our decrease in SG&A expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily due to: (i) a decrease of $202,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in accounting and other professional fees of $127,000, (iii) a decrease in travel of $21,000, (iv) a decrease of $12,000 for facility and office expenses, (v) a decrease in loss on asset disposal of $5,000, offset by (i) an increase in insurance of $21,000, (ii) an increase for investor relations and board fees of $21,000, (iii) an increase in bad debt expense of $20,000, (iv) an increase of $11,000 for commissions, and (v) an increase in business taxes and licenses of $3,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $47,000, (ii) a decrease in R&D consulting and materials expense of $10,000, and a decrease in travel of $6,000.

The decrease in marketing expenses was primarily due to (i) a decrease in outside services and other marketing expenses of $31,000, (ii) a decrease in advertising and promotion of $28,000, offset by (iii) an increase of $11,000 in salaries and benefits, primarily due to severance payments from our reduction in force in February.

Operating Income (Loss)

We recognized an operating loss of $446,000 for the three months ended March 31, 2023, as compared to an operating loss of $1,611,000 for the three months ended March 31, 2022, a decrease of $1,165,000 or 72%. The operating loss for the three months ended March 31, 2023 included $147,000 of non-cash, stock-based compensation, and $6,000 of depreciation expense, compared to $93,000 of non-cash, stock-based compensation and $7,000 of depreciation expense for the three months ended March 31, 2022. Excluding these non-cash items, our operating loss decreased by $1,219,000.

Other Income (Expense)

We recognized other income (net) of $15,000 for the three months ended March 31, 2023, compared to other income (net) of $188,000 for the three months ended March 31, 2022. Other income for the three months ended March 31, 2023 primarily consisted of interest income on a money market account. Other income for the three months ended March 31, 2022 primarily consisted of proceeds from an insurance settlement.

Net Income (Loss)

Overall, we recognized a net loss of $431,000 for the three months ended March 31, 2023, as compared to a net loss of $1,423,000 for the three months ended March 31, 2022, a decrease of $992,000 or 70%. The net loss for the three months ended March 31, 2023 included $147,000 of non-cash, stock-based compensation, and $6,000 of depreciation expense, compared to $93,000 of non-cash, stock-based compensation and $7,000 of depreciation expense for the three months ended March 31, 2022. Excluding these non-cash items, our net loss decreased by $1,045,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of March 31, 2023, we had cash and cash equivalents of $15,948,000, compared to cash and cash equivalents of $18,637,000 as of December 31, 2022. The $2,689,000 decrease in cash and cash equivalents during the three months ended March 31, 2023, was primarily the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the three months ended March 31, 2023, we held deposits in this financial institution that exceeded the federally insured amount.

As of March 31, 2023, we had accounts receivable (net of allowance for doubtful accounts) of $62,000, inventory (net of excess and obsolete allowance) of $441,000, and prepaid expenses and other assets of $471,000 (including $219,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of March 31, 2023, we had total accounts payable and accrued expenses of $1,164,000, deferred revenue of $1,103,000, and the current portion of operating lease liability of $120,000. As of March 31, 2023, we had working capital of $14,535,000, compared to working capital of $14,724,000 as of December 31, 2022. The decrease in our working capital was primarily related to (i) a decrease in deferred revenue of $3,236,000, (ii) a decrease in cash of $2,689,000, and (iii) a decrease in prepaid expense of $1,019,000.

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Because of the post-pandemic macro-economic and CEA industry economy that has developed during 2021 and 2022, and is continuing into 2023, we cannot predict the continuing level of working capital that we will have in the future. Additionally, we cannot predict that our future financial position will not deteriorate due to cancelled or delayed contract fulfillment, reduced sales and our ability to perform our contracts. As mentioned elsewhere, we have taken steps to conserve our cash resources by reducing staff and taking other cost-cutting measures.

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2023 and March 31, 2022:

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,689,000)	$193,000
Net cash used in investing activities	-	(14,000)
Net cash provided by financing activities	-	19,695,000
Net increase (decrease) in cash	$(2,689,000)	$19,874,000

Operating Activities

We incurred a net loss for the three months ended March 31, 2023 of $431,000 and have an accumulated deficit of $34,710,000 as of March 31, 2023.

Cash used in operations for the three months ended March 31, 2023 was $2,689,000 compared to cash provided from operating activities of $193,000 for the three months ended March 31, 2022, an increase in cash usage of $2,882,000.

The increase in cash used in operating activities during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, was primarily attributable to: (i) an increase in cash used to fund working capital of $4,063,000, (ii) a decrease in net loss of $992,000, and (iii) an increase in non-cash operating charges of $189,000.

The decrease in our working capital was primarily related to (i) a decrease in deferred revenue of $3,236,000, (ii) a decrease in cash of $2,689,000, and (iii) a decrease in prepaid expense of $1,019,000.

The increase in non-cash operating charges was primarily due to higher share-based compensation of $145,000 and an increase in the provision for excess and obsolete inventory of $30,000.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2023 was $0. Cash used in investing activities during the three months ended March 31, 2022 of $14,000 was related to the purchase of property and equipment.

Financing Activities

There were no cash flows from financing activities during the three months ended March 31, 2023.

Cash flows from financing activities during the three months ended March 31, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related dividends.

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

Contractual Payment Obligations

As of March 31, 2023, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2023, we had no off-balance sheet arrangements. During the three months ended March 31, 2023, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

Recent Developments

Refer to Note 12 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since March 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 10, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 24, 2023, through April 6, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 9, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify for the additional time, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all the other listing standards for The Nasdaq Capital Market and will need to provide written plan to cure the deficiency during the second compliance period. The Company may be granted an additional 180 calendar days to regain compliance if the plan is accepted by Nasdaq. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: May 15, 2023	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Ian K. Patel
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

