Form 10-Q
period 2023-06-30
CEA Industries Inc.
filed 2023-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 14, 2023, the number of outstanding shares of common stock of the registrant was 8,076,372.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2023

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

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter;
●	the inherent uncertainty of product development and product selection to meet client requirements;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

ii

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the business disruptions that are happening in the CEA industry, including bankruptcies and shifting market demands, that are having an adverse impact on the demand for our engineering services and construction solutions and, consequently, our revenues;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	The substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$14,197,485	$18,637,114
Accounts receivable, net	293,767	2,649
Inventory, net	397,155	348,411
Prepaid expenses and other	520,256	1,489,921
Total Current Assets	15,408,663	20,478,095
Noncurrent Assets
Property and equipment, net	53,225	68,513
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	409,981	462,874
Total Noncurrent Assets	479,783	547,964

TOTAL ASSETS	$15,888,446	$21,026,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$798,624	$1,207,258
Deferred revenue	625,911	4,338,570
Accrued equity compensation	-	89,970
Current portion of operating lease liability	122,272	118,235
Total Current Liabilities	1,546,807	5,754,033

Noncurrent Liabilities
Operating lease liability, net of current portion	319,247	376,851
Total Noncurrent Liabilities	319,247	376,851

TOTAL LIABILITIES	1,866,054	6,130,884

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 8,076,372 and 7,953,974 shares issued and outstanding, respectively	81	80
Additional paid in capital	49,426,065	49,173,836
Accumulated deficit	(35,403,754)	(34,278,741)
Total Shareholders’ Equity	14,022,392	14,895,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,888,446	$21,026,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue, net	$1,063,714	$3,014,885	$5,746,287	$4,759,312

Cost of revenue	985,021	2,708,646	4,814,318	4,362,565

Gross profit	78,693	306,239	931,969	396,747

Operating expenses:
Advertising and marketing expenses	33,091	309,690	235,414	560,705
Product development costs	74	56,577	76,487	195,495
Selling, general and administrative expenses	750,156	1,080,094	1,770,858	2,391,871
Goodwill impairment charges	-	631,064	-	631,064
Total operating expenses	783,321	2,077,425	2,082,759	3,779,135

Operating loss	(704,628)	(1,771,186)	(1,150,790)	(3,382,388)

Other income (expense):
Other income (expense), net	2,074	-	7,778	185,000
Interest income (expense), net	8,979	10,600	17,999	13,860
Total other income (expense)	11,053	10,600	25,777	198,860

Loss before provision for income taxes	(693,575)	(1,760,586)	(1,125,013)	(3,183,528)

Income taxes	-	-	-	-

Net loss	$(693,575)	$(1,760,586)	$(1,125,013)	$(3,183,528)

Convertible preferred series B stock dividends	-	-	-	(35,984)
Deemed dividend on convertible preferred series B stock on down round	-	-	-	(439,999)

Net loss available to common shareholders	$(693,575)	$(1,760,586)	$(1,125,013)	$(3,659,511)

Loss per common share – basic and diluted	$(0.09)	$(0.23)	$(0.14)	$(0.59)

Weighted average number of common shares outstanding, basic and diluted	8,076,372	7,801,211	8,074,064	6,220,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2023 and June 30, 2022

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2023	8,076,372	$81	$49,410,899	$(34,710,179)	$14,700,801
Fair value of vested stock options granted to employees	-	-	15,166	-	15,166
Net loss	-	-	-	(693,575)	(693,575)
Balance June 30, 2023	8,076,372	$81	$49,426,065	$(35,403,754)	$14,022,392

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	150,914	-	$150,914
Common shares issued in settlement of restricted stock units issued to directors	122,398	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	$101,316
Net loss	-	-	-	(1,125,013)	$(1,125,013)
Balance June 30, 2023	8,076,372	$81	$49,426,065	$(35,403,754)	$14,022,392

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2022	7,784,444	$78	$48,958,618	$(30,204,508)	$18,754,188
Fair value of vested stock options granted to employees	-	-	126,635	-	126,635
Fair value of restricted stock units issued to directors	-	-	6,245	-	6,245
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(1,760,586)	(1,760,586)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	159,573	-	159,573
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	-	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	11,173	-	11,173
Issuance of common shares to round up partial shares following reverse split	6,798	-	-		-
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(3,183,528)	(3,183,528)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,125,013)	$(3,183,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	14,988	16,697
Share-based compensation	162,260	225,396
Provision for doubtful accounts	2,096	(9,182)
Provision for excess and obsolete inventory	60,574	(34,417)
Loss on disposal of assets	100	4,060
Amortization of operating lease ROU asset	52,893	51,061
Goodwill impairment charges	-	631,064

Changes in operating assets and liabilities:
Accounts receivable	(293,214)	48,153
Inventory	(109,318)	10,986
Prepaid expenses and other	969,665	(1,692,816)
Accounts payable and accrued liabilities	(408,634)	(317,453)
Deferred revenue	(3,712,659)	3,095,431
Operating lease liability, net	(53,567)	(39,870)
Accrued equity compensation	-	(37,251)
Net cash provided by (used in) operating activities	(4,439,829)	(1,231,669)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(13,948)
Proceeds from the sale of property and equipment	200	2,250
Net cash provided by (used in) investing activities	200	(11,698)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	-	(35,984)
Redemption of series B preferred stock	-	(1,980,000)
Net cash proceeds on sale of common stock and warrants, net of expenses	-	21,711,131
Net cash provided by financing activities	-	19,695,147

Net change in cash and cash equivalents	(4,439,629)	18,451,781
Cash and cash equivalents, beginning of period	18,637,114	2,159,608
Cash and cash equivalents, end of period	$14,197,485	$20,611,388

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Unpaid purchases of equipment and other assets	$-	$16,400
Conversion of series B preferred stock	-	$1,980,000
Deemed dividend on series B preferred stock arising on down round	-	$439,999
Cashless exercise of prefunded warrants		$2
Options issued for accrued equity compensation liability	$89,970	$83,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Note 1 – Nature of Operations and Significant Accounting Policies

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the faster-evolving sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, and tomatoes and cannabis and hemp, more and more producers consider or act to grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, we provide: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting, and climate control, and (viii) preventive maintenance services, through our partnership with a certified service contractor network, for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada. Customers are those growers building new facilities and those expanding or retrofitting existing facilities. Currently, our revenue stream is derived primarily from supplying our products, services, and technologies to commercial indoor facilities ranging from several thousand to more than 100,000 square feet. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although most of our customers do, we neither produce nor sell cannabis or its related products.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to see adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital.

Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2022, and continuing into the current fiscal quarter, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Inflation

Our operations are being influenced by the inflation existent in the larger economy and in the industries related to building renovations, retrofitting and new build CEA facilities in which we operate. We believe that we will continue to face inflationary increases in the cost of products and our operations, which will adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment, delivery and transportation costs, and general operational expenses. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet information as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of June 30, 2023, the balance in the Company’s accounts was approximately $14,197,000, consequently approximately $13,947,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

As of June 30, 2023, and June 30, 2022, there were respectively, 8,009,889 and 7,882,061, potentially dilutive equity instruments outstanding in respect of warrants options to purchase shares of the Company’s common stock and restricted stock units that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 7,623,772 related to warrants outstanding at both June 30, 2023 and June 30, 2022 issued in connection with the sale of our shares of series B Preferred stock and common stock. The remaining 386,117 and 252,289 potentially dilutive equity instruments outstanding as of June 30, 2023 and June 30, 2022, respectively, related to options to purchase shares of the Company’s common stock and restricted stock units that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

Revenue Recognition

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Equipment and systems sales	$899,748	$2,791,141	$5,296,574	$4,433,713
Engineering and other services	103,232	192,076	227,643	278,125
Shipping and handling	4,775	31,668	17,335	47,474
Miscellaneous	55,959	-	204,735	-
Total revenue	$1,063,714	$3,014,885	$5,746,287	$4,759,312

Miscellaneous revenue of $55,959 and $204,735 recognized during the three and six months ended June 30, 2023, respectively, represents non-refundable deposits, forfeited by former customers on previously cancelled contracts.

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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of June 30, 2023 and December 31, 2022, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited. As of June 30, 2023, and December 31, 2022, deferred revenue, which was classified as a current liability, was $625,911 and $4,338,570, respectively.

For the three and six months ended June 30, 2023, the Company recognized revenue of $45,716 and $3,898,622, respectively, related to the deferred revenue at January 1, 2023 For the three and six months ended June 30, 2022, the Company recognized revenue of $1,030,830 and $2,193,204, respectively, related to the deferred revenue at January 1, 2022.

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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of the Company’s control, make it difficult for the Company to predict when it will recognize revenue on its remaining performance obligations. There are risks that the Company may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when the Company is able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, t and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

As of June 30, 2023, the Company’s remaining performance obligations, or backlog, was approximately $1,066,000. The decline in backlog was primarily the result of lower bookings. The Company has entered into fewer and smaller new contracts. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at June 30, 2023, includes booked sales orders of $250,000 from three customers that the Company does not expect to be realized until 2024, if at all. Our projected revenue amount contains a booked sales order of $279,000 (26% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that contract fulfillment could be delayed for these reasons.

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2023	2024	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	816,000	250,000	1,066,000
Total remaining performance obligations	$816,000	$250,000	$1,066,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of June 30, 2023, and December 31, 2022, the Company had an accrued warranty reserve amount of $193,498 and $180,457, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the six months ended June 30, 2023, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility of 152.23%; expected term in years of 10 and risk-free interest rate of 3.48%.

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Share-based compensation expense included in:
Cost of revenue	$-	$5,104	$4,898	$5,895
Advertising and marketing expenses	-	4,080	1,113	6,842
Product development costs	-	4,961	3,570	4,961
Selling, general and administrative expenses	15,166	81,482	152,679	170,446
Total share-based compensation expense included in consolidated statement of operations	$15,166	$95,627	$162,260	$188,144

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Included in the expense for the three and six months ended June 30, 2022, is an accrual for $46,374 and $46,374, respectively, for the 2022 Annual Employee Incentive Compensation Plan. No accrual is being recorded in 2023.

Concentrations

Two customers accounted for 64%, and 10% of the Company’s revenue for the three months ended June 30, 2023. Three customers accounted for 44%, 23% and 14% of the Company’s revenue for the six months ended June 30, 2023. Two customers accounted for 53% and 12% of the Company’s revenue for the three months ended June 30, 2022 and one customer accounted for 47% of the Company’s revenue for the six months ended June 30, 2022.

Three customers accounted for 69%, 17%, and 12% of the Company’s accounts receivable as of June 30, 2023. Two customers accounted for 57% and 43% of the Company’s accounts receivable as of December 31, 2022.

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
June 30, 2023
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

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

The lease cost, cash flows and other information related to the New Facility Lease were as follows:

As of June 30, 2023
Operating lease right-of-use asset	$409,981
Operating lease liability, current	$122,272
Operating lease liability, long-term	$319,247

Remaining lease term	3.6 years
Discount rate	3.63%

For the Six Months Ended June 30, 2023
Operating cash outflow from operating lease	$62,138

Future annual minimum lease payments on the New Facility Lease as of June 30, 2023 are as follows:

As of June 30, 2023

Years ended December 31,
2023 (excluding the six months ended June 30, 2023)	$62,759
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	472,032
Less imputed interest	(30,513)
Present value of minimum lease payments	$441,519

Note 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2023	2022
Finished goods	$398,455	$270,555
Work in progress	-	155
Raw materials	130,180	148,608
Allowance for excess & obsolete inventory	(131,480)	(70,907)
Inventory, net	$397,155	$348,411

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
(in US Dollars except share numbers)
(Unaudited)

Overhead expenses of $15,055 and $12,770 were included in the inventory balance as of June 30, 2023, and December 31, 2022, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $10,000 and $1,176,000 in advance payments for inventory for the periods ended June 30, 2023, and December 31, 2022, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022
Furniture and equipment	$275,994	$278,389
Vehicles	15,000	15,000
	290,994	293,389
Accumulated depreciation	(237,769)	(224,876)
Property and equipment, net	$53,225	$68,513

Depreciation expense was $14,988 for the six months ended June 30, 2023. For the six months ended June 30, 2023, $1,749 was allocated to cost of sales, $437 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accounts payable	$280,763	$311,162
Sales commissions payable	2,061	25,951
Accrued payroll liabilities	231,182	465,094
Product warranty accrual	193,498	180,457
Other accrued expenses	91,120	224,594
Total	$798,624	$1,207,258

CEA Industries Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023
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

Note 7 – Stockholders’ Equity

As of June 30, 2023, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of June 30, 2023, 8,076,372 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

During the six months ended June 30, 2023, no shares or options were issued, or cancelled under the 2017 Plan.

As of June 30, 2023, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards relating to 147,132 options remain outstanding, and 22,509 shares remain available for future equity awards.

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

During the six months ended June 30, 2023, the Company issued 122,398 shares of its common stock in settlement of restricted stock units issued to its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

During the six months ended June 30, 2023, 138,489 non-qualified stock options were issued to five employees and three former employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $0.8955. An expense of $89,970 in respect of this issuance had been accrued in 2022. An additional expense of $32,376 was recognized in 2023 upon management and board finalization and approval of the awards.

As of June 30, 2023, of the 666,667 shares authorized under the 2021 Equity Plan, 132,568 shares have been issued in settlement of restricted stock units, awards relating to 198,170 non-qualified stock options, and 40,816 incentive stock options remain outstanding, and 295,113 shares remain available for future equity awards.

There was $30,753 in unrecognized compensation expense for unvested non-qualified stock options, and incentive stock options at June 30, 2023 which will be recognized over approximately 2 years.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the six months ended June 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2022	192,073	$8.94	7.6	$-
Granted	138,489	$0.90	6.6	$-
Exercised	-	$-	-	$-
Forfeited	(1,567)	$4.15	8.9	$-
Expired	-	$-	-	$-
Outstanding, June 30, 2023	328,995	$5.58	6.5	$-
Exercisable, June 30, 2023	303,905	$5.61	6.4	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the six months ended June 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2022	28,756	$4.73	$-	$135,932
Granted	138,489	$0.88	$-	$121,870
Vested	(141,822)	$0.92	$-	$(131,094)
Forfeited	(333)	$6.67	$-	$(2,222)
Expired	-	$-	$-	$-
Nonvested, June 30, 2023	25,090	$4.98	$-	$124,486

For the six months ended June 30, 2023 and June 30, 2022, the Company recorded $60,944 and $75,947 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and the 2021 Equity Plan, during the six months ended June 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2022	57,122	$9.44	6.0	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, June 30, 2023	57,122	$9.44	5.5	$-
Exercisable, June 30, 2023	57,122	$9.44	5.5	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the six months ended June 30, 2023.

During the six months ended June 30, 2023 and June 30, 2022, the Company incurred $0 and $29,656 respectively, as compensation expense related to 0 and 6,250 fully vested options issued to directors, respectively.

Restricted Stock Units

Effective January 3, 2023, the Company issued a total of 119,032 restricted stock units (RSUs) under the 2021 Equity Plan to its four independent directors. These RSUs vested upon grant.

Effective January 17, 2023, the Company settled 3,366 RSUs that had been issued on January 17, 2022 to two new directors and that vested after 12 months by the issuance of shares of common stock

During the six months ended June 30, 2023 and June 30, 2022, the Company recorded $101,316 and $36,168, respectively, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2022	3,366	$7.42	$-
Granted	119,032	$0.84	$-
Vested and settled with share issuance	(122,398)	$1.02	$-
Forfeited/canceled	-	$-	$-
Outstanding, June 30, 2023	-	$-	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the six months ended June 30, 2023:

			Weighted	Weighted
	Warrants		Average Exercise	Average Remaining Life	Aggregate Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2022	7,623,772	7,623,772	$5.14	49	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at June 30, 2023	7,623,772	7,623,772	$5.14	43	-

The following table summarizes information about warrants outstanding at June 30, 2023:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$9.45	192,982	192,982	15

$10.40	34,737	34,737	16

$5.00	7,105,496	7,105,496	44

$5.16	290,557	290,557	44

	7,623,772	7,623,772	43

Note 10 – Income Taxes

As of June 30, 2023, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $27,074,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2023 and December 31, 2022. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, a current director of the Company, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the six months ended June 30, 2023 and June 30, 2022, the Company paid $18,273 and $9,884, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. During the six months ended June 30, 2023, the Company received $14,035 in cash payments for these contracts. Revenue of $16,977 was recorded in the six months ended June 30, 2023 in respect of these agreements.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued and determined no material subsequent events occurred after June 30, 2023 for which disclosure was required.

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

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, continuously evolving waste removal regulations, inflationary pressures, and labor shortages. In addition to these issues, our cannabis growing customers face increasingly rigorous quality standards and declining cannabis prices in a growing industry whose standards are constantly evolving. The part of the CEA industry focused on food related crops is also facing disruption from evolving market demand, competition, and reorganization, including the lack of growth capital and several noteworthy bankruptcies.

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

Shares of our common stock and warrants currently are traded on the Nasdaq Capital Markets under the ticker symbols “CEAD” and “CEADW”, respectively.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to have adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital. Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2022, and continuing into the current fiscal quarter, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2023, we executed new sales contracts with a total contract value of $234,000. During this same period, we had cancellations of $29,000. After adjustments for these cancellations, our net bookings in the three months ended June 30, 2023 were $205,000, representing a decrease of $621,000 (or 75%) from net bookings of $826,000 in the first quarter of 2023.

Our backlog at June 30, 2023 was $1,066,000, a decrease of $803,000, or 43%, from March 31, 2023. The decrease in backlog is the result of lower bookings in the fourth quarter of 2022 and the first six months of 2023. Our backlog at June 30, 2023 includes booked sales orders of $250,000 (23% of the total backlog) from three customers that we do not expect to be realized until 2024, if at all. Included in the projected revenue is one booked sales order of $279,000 (26% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. We believe the sales orders in these portions of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

Our backlog has declined for several quarters. The primary reason for the decline has been fewer new order bookings. Other reasons include our ability to complete portions of contracts due to improvements in our supply chain and our ability to deliver products with fewer delays. The final reason is contract cancellations.

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

Our recognized revenue for the quarter ended March 31, 2023, in the table below, excludes $148,776 in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. Our recognized revenue for the quarter ended June 30, 2023, in the table below, excludes $55,959 in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023
Backlog, beginning balance	$11,179,000	$9,698,000	$6,832,000	$5,577,000	$1,869,000
Net bookings, current period	$1,534,000	$2,197,000	$206,000	$826,000	$205,000
Recognized revenue, current period	$3,015,000	$5,063,000	$1,461,000	$4,534,000	$1,008,000
Backlog, ending balance	$9,698,000	$6,832,000	$5,577,000	$1,869,000	$1,066,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of June 30, 2023.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2023 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2023 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended June 30, 2023 and June 30, 2022

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2023 was $1,064,000, compared to $3,015,000 for the three months ended June 30 2022, representing a decrease of $1,951,000, or 65%. The decrease was primarily due to a decrease in bookings in the last nine months. We believe the lower bookings are due to the suppression of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure.

Cost of revenue decreased by $1,724,000, or 64%, from $2,709,000 for the three months ended June 30, 2022 to $985,000 for the three months ended June 30, 2023. The decrease was primarily due to a decrease in revenue and a decrease in variable costs, offset by higher fixed costs as a percentage of revenue, as discussed below.

Our gross profit for the three months ended June 30, 2023 was $79,000 compared to $306,000 for the three months ended June 30, 2022, a decrease of 74%. Gross profit margin decreased by 2.8 percentage points from 10.2% for the three months ended June 30, 2022 to 7.4% for the three months ended June 30, 2023 primarily due to lower revenue and an increase in fixed costs as a percentage of revenue, partially offset by a decrease in variable costs as a percentage of revenue, as described below. Additionally, total revenue in the three months ended June 30, 2023 includes $60,000 from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $320,000, or 30% of total revenue, for the three months ended June 30, 2023 as compared to $450,000, or 15% of total revenue, for the three months ended June 30, 2022. The decrease of $130,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $92,000 and a decrease in fixed overhead of $33,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $665,000, or 63% of total revenue, during the three months ended June 30, 2023, as compared to $2,259,000, or 75% of total revenue, in the three months ended June 30, 2022. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $1,493,000 driven by higher revenue and higher equipment margins, (ii) a decrease in outside engineering costs of $71,000, and (iii) a decrease in travel of $39,000, offset by slightly higher warranty expense.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $783,000 for the three months ended June 30, 2023, from $2,077,000 for the three months ended June 30, 2022, a decrease of $1,294,000, or 62%. The operating expense decrease consisted of: (i) a decrease of $631,000 for goodwill impairment charges, (ii) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $330,000, (iii) a decrease in advertising and marketing expenses of $277,000, and (iii) a decrease in product development of $57,000.

Our decrease in SG&A expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, was primarily due to: (i) a decrease of $175,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in accounting and other professional fees of $42,000, (iii) a decrease in commissions and other sales related expense of $40,000, (iv) a decrease in travel of $33,000, (v) a decrease of $22,000 for facility and office expenses, and (vi) a decrease in insurance of $14,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation of $116,000, (ii) a decrease in advertising and promotion of $60,000, (iii) a reduction in outside services and other marketing expenses of $58,000, and (iv) a decrease in trade show related expenses of $42,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $42,000, (ii) a decrease in R&D consulting and materials expense of $10,000, and (iii) a decrease in travel of $5,000.

Operating Income (Loss)

We recognized an operating loss of $705,000 for the three months ended June 30, 2023, as compared to an operating loss of $1,771,000 for the three months ended June 30, 2022, a decrease of $1,067,000 or 60%. The operating loss for the three months ended June 30, 2023 included $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $96,000 of non-cash, stock-based compensation, $7,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the three months ended June 30, 2022. Excluding these non-cash items, our operating loss decreased by $355,000.

Other Income (Expense)

We recognized other income (net) of $11,000 for the three months ended June 30, 2023, compared to other income (net) of $11,000 for the three months ended June 30, 2022. Other income for the three months ended June 30, 2023 and the three months ended June 30, 2022 both primarily consisted of interest income on a money market account.

Net Income (Loss)

Overall, we recognized a net loss of $694,000 for the three months ended June 30, 2023, as compared to a net loss of $1,761,000 for the three months ended June 30, 2022, a decrease of $1,067,000 or 61%. The net loss for the three months ended June 30, 2023 included $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $96,000 of non-cash, stock-based compensation, $7,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the three months ended June 30, 2022. Excluding these non-cash items, our net loss decreased by $356,000.

Comparison of Six Months Ended June 30, 2023 and June 30, 2022

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2023 was $5,746,000, compared to $4,759,000 for the six months ended June 30 2022, representing an increase of $987,000, or 21%. The increase was primarily due to improvements in our supply chain and the ability to deliver products with fewer delays on contract fulfillment and revenue recognition on existing contracts during the first quarter.

Cost of revenue increased by $452,000, or 10%, from $4,363,000 for the six months ended June 30, 2022 to $4,814,000 for the six months ended June 30, 2023. The increase was primarily due to an increase in revenue and a decrease in variable and fixed costs as a percentage of revenue.

Our gross profit for the six months ended June 30, 2023 was $932,000 compared to $397,000 for the six months ended June 30, 2022, an increase of 135%. Gross profit margin increased by 8 percentage points from 8% for the six months ended June 30, 2022 to 16% for the six months ended June 30, 2023 primarily due to higher revenue and a decrease in fixed and variable costs as a percentage of revenue, as described below. Additionally, total revenue in the six months ended June 30, 2023 includes $205,000 from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $710,000, or 12% of total revenue, for the six months ended June 30, 2023 as compared to $808,000, or 17% of total revenue, for the six months ended June 30, 2022. The decrease of $98,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $66,000 and a decrease in fixed overhead of $31,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $4,104,000, or 71% of total revenue, during the six months ended June 30, 2023, as compared to $3,554,000, or 75% of total revenue, in the six months ended June 30, 2022. The increase in variable costs was primarily due to: (i) an increase in equipment costs of $643,000 driven by higher revenue, (ii) an increase in excess and obsolete inventory expense of $31,000, (iii) an increase in warranty of $19,000, offset by (iv) a decrease in outside engineering costs of $88,000, and (v) a decrease in travel of $52,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $2,083,000 for the six months ended June 30, 2023, from $3,779,000 for the six months ended June 30, 2022, a decrease of $1,696,000, or 45%. The operating expense decrease consisted of: (i) a decrease of $621,000 in selling, general and administrative (“SG&A expenses”) (ii) a decrease of $631,000 for goodwill impairment charges, (iii) a decrease in advertising and marketing expenses of $325,000, and (iv) a decrease in product development of $119,000.

Our decrease in SG&A expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, was primarily due to: (i) a decrease of $377,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in accounting and other professional fees of $170,000, (iii) a decrease in travel of $53,000, (iv) a decrease of $34,000 for facility and office expenses, and (v) a decrease in commissions and other sales related expenses of $29,000, offset by (i) an increase in investor relations expenses of $16,000, (ii) an increase in bad debt expense of $11,000, and (iii) an increase in board fees of $10,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in trade show related and other marketing expenses of $67,000, (ii) a decrease in outside services of $12,000, (iii) a reduction in advertising and promotion of $9,000, offset by an increase in salaries and benefits (including stock compensation) of $14,000 (related to severance payments for our reduction in force in February).

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $28,000, (ii) a decrease in R&D consulting and materials expense of $5,000, and (iii) a decrease in travel of $2,000.

Operating Income (Loss)

We recognized an operating loss of $1,151,000 for the six months ended June 30, 2023, as compared to an operating loss of $3,382,000 for the six months ended June 30, 2022, a decrease of $2,231,000 or 66%. The operating loss for the six months ended June 30, 2023 included $162,000 of non-cash, stock-based compensation, and $13,000 of depreciation expense, compared to $188,000 of non-cash, stock-based compensation, $14,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the six months ended June 30, 2022. Excluding these non-cash items, our operating loss decreased by $1,574,000.

Other Income (Expense)

We recognized other income (net) of $26,000 for the six months ended June 30, 2023, compared to other income (net) of $199,000 for the six months ended June 30, 2022. Other income for the six months ended June 30, 2023 consisted of interest income on a money market account of $18,000 and $8,000 for adjustments to our ERC credit and unclaimed property liability. Other income for the six months ended June 30, 2022 primarily consisted of $185,000 for an insurance settlement and interest income on a money market account of $14,000.

Net Income (Loss)

Overall, we recognized a net loss of $1,125,000 for the six months ended June 30, 2023, as compared to a net loss of $3,184,000 for the six months ended June 30, 2022, a decrease of $2,059,000 or 65%. The net loss for the six months ended June 30, 2023 included $162,000 of non-cash, stock-based compensation, and $13,000 of depreciation expense, compared to $188,000 of non-cash, stock-based compensation, $14,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the six months ended June 30, 2022. Excluding these non-cash items, our net loss decreased by $1,401,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of June 30, 2023, we had cash and cash equivalents of $14,197,000, compared to cash and cash equivalents of $18,637,000 as of December 31, 2022. The $4,440,000 decrease in cash and cash equivalents during the six months ended June 30, 2023, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the six months ended June 30, 2023, we held deposits in this financial institution that exceeded the federally insured amount.

As of June 30, 2023, we had accounts receivable (net of allowance for doubtful accounts) of $294,000, inventory (net of excess and obsolete allowance) of $397,000, and prepaid expenses and other assets of $520,000 (including $10,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction. We expect our exposure to accounts receivable risk to increase as we continue to pursue larger projects.

As of June 30, 2023, we had total accounts payable and accrued expenses of $799,000, deferred revenue of $626,000, and the current portion of operating lease liability of $122,000. As of June 30, 2023, we had working capital of $13,862,000, compared to working capital of $14,724,000 as of December 31, 2022. The decrease in our working capital was primarily related to (i) a decrease in cash of $4,440,000, (ii) a decrease in deferred revenue of $3,713,000, (iii) a decrease in accounts payable and accrued liabilities of $409,000, and (iv) a decrease in prepaid expense of $970,000.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the six months ended June 30, 2023 and June 30, 2022:

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(4,440,000)	$(1,232,000)
Net cash used in investing activities	-	(11,000)
Net cash provided by financing activities	-	19,695,000
Net increase (decrease) in cash	$(4,440,000)	$18,452,000

Operating Activities

We incurred a net loss for the six months ended June 30, 2023 of $1,125,000 and have an accumulated deficit of $35,404,000 as of June 30, 2023.

Cash used in operations for the six months ended June 30, 2023 was $4,440,000 compared to cash used in operating activities of $1,269,000 for the six months ended June 30, 2022, an increase in cash usage of $3,171,000.

The increase in cash used in operating activities during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily attributable to: (i) an increase in cash used to fund working capital of $4,712,000, (ii) a decrease in net loss of $2,059,000, and (iii) a decrease in non-cash operating charges of $517,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $4,440,000, (ii) a decrease in deferred revenue of $3,713,000, (iii) a decrease in prepaid expense of $970,000, (iv) a decrease in accounts payable and accrued liabilities of $409,000, and (v) an increase in accounts receivable of $291,000.

The decrease in non-cash operating charges was primarily due to a decrease in goodwill impairment charges of $631,000, offset by an increase in the provision for excess and obsolete inventory of $95,000.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2023 was $0. Cash used in investing activities during the six months ended June 30, 2022 of $12,000 was primarily related to the purchase of property and equipment.

Financing Activities

There were no cash flows from financing activities during the six months ended June 30, 2023.

Cash flows from financing activities during the six months ended June 30, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related dividends.

Common Stock Equity Offering

On February 15, 2022, the Company completed a public offering of shares of common stock and warrants. The Company received net proceeds of approximately $21,711,000 for the sale of 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00, expiring February 10, 2027. The Company also issued to the representative of the underwriters 290,557 warrants, each warrant to purchase one share of common stock at an exercise price of $5.16, during the period commencing August 9, 2022, and expiring on February 10, 2027.

The net proceeds from the offering will be used for the Company’s operations, to pursue select acquisitions or strategic alternatives, and for general corporate and working capital purposes. In connection with the offering, we received approval to list our common stock on the Nasdaq Capital Market under the symbol “CEAD” and our warrants under the symbol “CEADW”. Effective February 10, 2022, trading of both shares of the Company’s common stock and certain of the Company’s warrants commenced on the Nasdaq. See Item 5 below for discussion of the notice received from Nasdaq concerning a potential delisting.

Inflation

Recently, our operations have started to be influenced by the inflation existent in the larger economy and in the industries related to building renovations, retrofitting and new build facilities in which we operate. We are likely to continue to face inflationary increases in the cost of products and our operations, which may adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment and other products that we have contracted to provide to our customers, and generally higher prices across all sectors of the economy. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Contractual Payment Obligations

As of June 30, 2023, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

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

Recent Developments

Refer to Note 12 - Subsequent Events of the notes to condensed consolidated financial statements, included as part of this Quarterly Report for certain significant events occurring since June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nasdaq Notice Regarding Minimum Bid Price

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

Initiation of Strategic Alternatives Review

On May 24, 2023, the Company’s Board of Directors hired Roth Capital Partners to assist in its review of strategic alternatives. While the Company is hopeful that this process increases the slate of opportunities available to create shareholder value, there can be no assurance regarding the results or outcome of this review.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: August 14, 2023	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Ian K. Patel
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

