Form 10-Q
period 2023-09-30
CEA Industries Inc.
filed 2023-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023, the number of outstanding shares of common stock of the registrant was 8,076,372.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2023

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers;

●	our overall financial condition, including the impact of higher interest rates and inflation, business disruption due to the COVID-19 pandemic, the Ukraine war, Israeli conflict, and the supply chains on which we depend;

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter;

●	the inherent uncertainty of product development and product selection to meet client requirements;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

ii

●	the business disruptions that are happening in the CEA industry, including bankruptcies and shifting market demands, that are having an adverse impact on the demand for our engineering services and construction solutions and, consequently, our revenues;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	The substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$13,342,805	$18,637,114
Accounts receivable, net	272,547	2,649
Inventory, net	315,096	348,411
Prepaid expenses and other	323,751	1,489,921
Total Current Assets	14,254,199	20,478,095
Noncurrent Assets
Property and equipment, net	45,737	68,513
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	383,169	462,874
Total Noncurrent Assets	445,483	547,964

TOTAL ASSETS	$14,699,682	$21,026,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$571,885	$1,207,258
Deferred revenue	474,888	4,338,570
Accrued equity compensation	-	89,970
Current portion of operating lease liability	124,319	118,235
Total Current Liabilities	1,171,092	5,754,033

Noncurrent Liabilities
Operating lease liability, net of current portion	290,051	376,851
Total Noncurrent Liabilities	290,051	376,851

TOTAL LIABILITIES	1,461,143	6,130,884

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 8,076,372 and 7,953,974 shares issued and outstanding, respectively	81	80
Additional paid in capital	49,441,231	49,173,836
Accumulated deficit	(36,202,773)	(34,278,741)
Total Shareholders’ Equity	13,238,539	14,895,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,699,682	$21,026,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue, net	$913,571	$5,063,079	$6,659,858	$9,822,391

Cost of revenue	1,017,634	4,465,888	5,831,953	8,828,453

Gross profit (loss)	(104,063)	597,191	827,905	993,938

Operating expenses:
Advertising and marketing expenses	21,551	304,600	256,965	865,305
Product development costs	-	58,978	76,487	254,473
Selling, general and administrative expenses	681,448	1,292,746	2,452,305	3,684,617
Goodwill impairment charges	-	-	-	631,064
Total operating expenses	702,999	1,656,324	2,785,757	5,435,459

Operating loss	(807,062)	(1,059,133)	(1,957,852)	(4,441,521)

Other income (expense):
Other income (expense), net	-	6,358	7,778	191,358
Interest income (expense), net	8,043	10,725	26,042	24,585
Total other income (expense)	8,043	17,083	33,820	215,943

Loss before provision for income taxes	(799,019)	(1,042,050)	(1,924,032)	(4,225,578)

Income taxes	-	-	-	-

Net loss	$(799,019)	$(1,042,050)	$(1,924,032)	$(4,225,578)

Convertible preferred series B stock dividends	-	-	-	(35,984)
Deemed dividend on convertible preferred series B stock on down round	-	-	-	(439,999)

Net loss available to common shareholders	$(799,019)	$(1,042,050)	$(1,924,032)	$(4,701,561)

Loss per common share – basic and diluted	$(0.10)	$(0.13)	$(0.24)	$(0.69)

Weighted average number of common shares outstanding, basic and diluted	8,076,372	7,953,974	8,074,842	6,804,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and September 30, 2022

(in US Dollars except share numbers)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance June 30, 2023	8,076,372	$81	$49,426,065	$(35,403,754)	$14,022,392
Fair value of vested stock options granted to employees	-	-	15,166	-	15,166
Net loss	-	-	-	(799,019)	(799,019)
Balance September 30, 2023	8,076,372	$81	$49,441,231	$(36,202,773)	$13,238,539

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	166,080	-	166,080
Common shares issued in settlement of restricted stock units issued to directors	122,398	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(1,924,032)	(1,924,032)
Balance September 30, 2023	8,076,372	$81	$49,441,231	$(36,202,773)	$13,238,539

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance June 30, 2022	7,953,974	$80	$49,091,496	$(31,965,094)	$17,126,482
Fair value of vested stock options granted to employees	-	-	49,099	-	49,099
Fair value of restricted stock units issued to directors	-	-	6,245	-	6,245
Cashless exercise of prefunded warrants	-	-	-	-	-
Net loss	-	-	-	(1,042,050)	(1,042,050)
Balance September 30, 2022	7,953,974	$80	$49,146,840	$(33,007,144)	$16,139,776

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	208,672	-	208,672
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	-	24,994	-	24,994
Fair value of restricted stock units issued to directors	-	-	17,418	-	17,418
Issuance of common shares to round up partial shares following reverse split	6,798	-	-		-
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(4,225,578)	(4,225,578)
Balance September 30, 2022	7,953,974	$80	$49,146,840	$(33,007,144)	$16,139,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,924,032)	$(4,225,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and intangible asset amortization expense	22,476	24,731
Share-based compensation	177,427	280,739
Provision for doubtful accounts	(2,056)	93,500
Provision for excess and obsolete inventory	111,123	(5,332)
Loss on disposal of assets	100	4,489
Amortization of operating lease ROU asset	79,705	76,917
Goodwill impairment charges	-	631,064

Changes in operating assets and liabilities:
Accounts receivable	(267,842)	8,801
Inventory	(77,808)	(230,966)
Prepaid expenses and other	1,166,170	171,582
Accounts payable and accrued liabilities	(635,373)	910,523
Deferred revenue	(3,863,683)	1,595,644
Operating lease liability, net	(80,716)	(65,157)
Accrued equity compensation	-	(14,065)
Net cash provided by (used in) operating activities	(5,294,509)	(743,108)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(30,348)
Proceeds from the sale of property and equipment	200	2,250
Net cash provided by (used in) investing activities	200	(28,098)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	-	(35,984)
Redemption of series B preferred stock	-	(1,980,000)
Net cash proceeds on sale of common stock and warrants, net of expenses	-	21,711,131
Net cash provided by financing activities	-	19,695,147

Net change in cash and cash equivalents	(5,294,309)	18,923,941
Cash and cash equivalents, beginning of period	18,637,114	2,159,608
Cash and cash equivalents, end of period	$13,342,805	$21,083,549

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Conversion of series B preferred stock	-	$1,980,000
Deemed dividend on series B preferred stock arising on down round	-	$439,999
Cashless exercise of prefunded warrants		$2
Options issued for accrued equity compensation liability	$89,970	$78,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

September 30, 2023

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. The balance sheet information as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company may, from time to time, have deposits in financial institutions that exceed the federally insured amount of $250,000. As of September 30, 2023, the balance in the Company’s accounts was approximately $13,343,000, consequently approximately $13,093,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

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

As of September 30, 2023 and 2022, there were respectively, 7,992,829 and 7,881,160, potentially dilutive equity instruments outstanding in respect of warrants, options and restricted stock units that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 7,623,772 related to warrants outstanding at both September 30, 2023 and 2022 issued in connection with the sale of our shares of series B Preferred stock and common stock. The remaining 369,057 and 257,388 potentially dilutive equity instruments outstanding as of September 30, 2023 and 2022, respectively, related to options and restricted stock units that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Revenue Recognition

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Equipment and systems sales	$647,870	$4,941,380	$5,944,445	$9,375,093
Engineering and other services	235,301	104,434	462,943	382,559
Shipping and handling	1,000	17,265	18,335	64,739
Forfeited non-refundable customer deposits	29,400	-	234,135	-
Total revenue	$913,571	$5,063,079	$6,659,858	$9,822,391

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

September 30, 2023

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. As of September 30, 2023 and December 31, 2022, the Company had no contract assets.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of September 30, 2023, and December 31, 2022, deferred revenue, which was classified as a current liability, was $474,888 and $4,338,570, respectively.

For the three and nine months ended September 30, 2023, the Company recognized revenue of $12,461 and $3,911,083, respectively, related to the deferred revenue at January 1, 2023 For the three and nine months ended September 30, 2022, the Company recognized revenue of $125,731 and $2,318,935, respectively, related to the deferred revenue at January 1, 2022.

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

As of September 30, 2023, the Company’s remaining performance obligations, or backlog, was approximately $548,000. The decline in backlog was primarily the result of lower bookings. The Company has entered into fewer new contracts generally, and they have been for smaller amounts. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at September 30, 2023, includes booked sales orders of $353,000 from four customers that the Company does not expect to be realized until 2024, if at all. Our projected revenue amount contains a booked sales order of $65,000 (12% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. Given the current supply chain and bottleneck issues that are still being worked through by the Company’s supply chain partners, the Company believes that contract fulfillment could be delayed for these reasons.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2023	2024	Total
Remaining performance obligations related to engineering only paid contracts	$-	$-	$-
Remaining performance obligations related to partial equipment paid contracts	195,000	353,000	548,000
Total remaining performance obligations	$195,000	$353,000	$548,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of September 30, 2023, and December 31, 2022, the Company had an accrued warranty reserve amount of $194,031 and $180,457, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

The grant date fair value of stock options is based on the Black-Scholes Option Pricing Model (the “Black-Scholes Model”). The Black-Scholes Model requires judgmental assumptions including volatility and expected term, both based on historical experience. The risk-free interest rate is based on U.S. Treasury interest rates whose term is consistent with the expected term of the option. The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. During the nine months ended September 30, 2023, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility of 152.23%; expected term in years of 10 and risk-free interest rate of 3.48%.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Share-based compensation expense included in:
Cost of revenue	$-	$3,956	$4,898	$9,851
Advertising and marketing expenses	-	2,457	1,113	9,299
Product development costs	-	2,481	3,570	7,442
Selling, general and administrative expenses	15,166	69,637	167,846	240,083
Total share-based compensation expense included in consolidated statement of operations	$15,166	$78,531	$177,427	$266,675

Included in the expense for the three and nine months ended September 30, 2022, is an accrual for $23,187 and $69,561, respectively, for the 2022 Annual Employee Incentive Compensation Plan. No accrual is being recorded in 2023.

Concentrations

Four customers accounted for 29%, 19%, 16%, and 12% of the Company’s revenue for the three months ended September 30, 2023. Three customers accounted for 38%, 20% and 12% of the Company’s revenue for the nine months ended September 30, 2023. Two customers accounted for 53% and 24% of the Company’s revenue for the three months ended September 30, 2022 and three customers accounted for 28%, 25%, and 13% of the Company’s revenue for the nine months ended September 30, 2022.

Two customers accounted for 78%, and 12% of the Company’s accounts receivable as of September 30, 2023. Two customers accounted for 57% and 43% of the Company’s accounts receivable as of December 31, 2022.

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

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires companies to apply ASC 606, “Revenue from Contracts with Customers” to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. This creates an exception to the general recognition and measurement principle in ASC 805, which uses fair value. The guidance is effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. Early adoption is permitted, and the guidance should be applied prospectively. The impact of the standard on the Company’s consolidated financial statements is dependent on the size and frequency of any future acquisitions the Company may complete.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

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

The lease cost, cash flows and other information related to the New Facility Lease were as follows:

As of September 30, 2023
Operating lease right-of-use asset	$383,169
Operating lease liability, current	$124,319
Operating lease liability, long-term	$290,051

Remaining lease term	3.6 years
Discount rate	3.63%

For the Nine Months Ended September 30, 2023
Operating cash outflow from operating lease	$93,206

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments on the New Facility Lease as of September 30, 2023 are as follows:

As of September 30, 2023

Years ended December 31,
2023 (excluding the nine months ended September 30, 2023)	$31,690
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	440,963
Less imputed interest	(26,593)
Present value of minimum lease payments	$414,370

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2023	2022
Finished goods	$371,689	$270,555
Work in progress	-	155
Raw materials	125,437	148,608
Allowance for excess & obsolete inventory	(182,030)	(70,907)
Inventory, net	$315,096	$348,411

Overhead expenses of $15,145 and $12,770 were included in the inventory balance as of September 30, 2023, and December 31, 2022, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $36,000 and $1,176,000 in advance payments for inventory as of September 30, 2023, and December 31, 2022, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Furniture and equipment	$275,994	$278,389
Vehicles	15,000	15,000
	290,994	293,389
Accumulated depreciation	(245,257)	(224,876)
Property and equipment, net	$45,737	$68,513

Depreciation expense was $22,476 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, $2,284 was allocated to cost of sales, $571 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$164,041	$311,162
Sales commissions payable	4,018	25,951
Accrued payroll liabilities	146,376	465,094
Product warranty accrual	194,031	180,457
Other accrued expenses	63,419	224,594
Total	$571,885	$1,207,258

Note 6 – Commitments and Contingencies

Litigation

On October 20, 2023, Green Ice, LLC and Sweet Cut Grow, LLC (“Claimants”) filed an Arbitration Petition in Denver, Colorado against the Company. The Claimants allege a breach by the Company of two contracts – an Engineering Agreement with Green Ice, dated January 14, 2021 (“Engineering Agreement”), and an Equipment Agreement with Sweet Cut Grow, dated March 29, 2021 (“Equipment Agreement”).

The Arbitration Petition alleges causes of action for breach of the Engineering Agreement, Breach of the Equipment Agreement, Breach of the Warranties under the Equipment Agreement, and Unjust Enrichment in the amount of moneys paid by Claimant to CEA to date under the contracts, of $1,049,280.

Given the Arbitration Petition’s current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

Regardless, we intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Note 7 – Stockholders’ Equity

As of September 30, 2023, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of September 30, 2023, 8,076,372 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

Revised Compensation Plan for Directors

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

In the Pre-uplist phase, the Company paid its independent directors an annual cash fee of $15,000, which for the Post-uplist phase was increased to $25,000. The fee is payable quarterly in advance on the first business day of each quarter, as consideration for their participation in: (i) any regular or special meetings of the Board or any committee thereof attended in person, (ii) any telephonic meeting of the Board or any committee thereof in which the director is a member, (iii) any non-meeting consultations with the Company’s management, and (iv) any other services provided by them in their capacities as directors (other than services as the Chairman of the Board, the Chairman of the Company’s Audit Committee, and the Committee Chairman).

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

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

Directors who are also executive officers of the Company do not receive separate compensation for their Board service.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

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

During the nine months ended September 30, 2023, no shares or options were issued and 1,665 options were cancelled under the 2017 Plan.

As of September 30, 2023, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards relating to 145,512 options remain outstanding, and 24,129 shares remain available for future equity awards.

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

During the nine months ended September 30, 2023:

-	The Company issued 122,398 shares of its common stock in settlement of restricted stock units issued to its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	138,489 non-qualified stock options were issued to five employees and three former employees in respect of the Company’s 2021 Equity Incentive Plan. The options vested immediately, have a term of 10 years and an exercise price of $0.8955. An expense of $89,970 in respect of this issuance had been accrued in 2022. An additional expense of $32,376 was recognized in 2023 upon management and board finalization and approval of the awards.

-	16,631 non-qualified stock options were cancelled and 333 non-qualified stock options were forfeited that had previously been issued under the 2021 Equity Incentive Plan.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

As of September 30, 2023, of the 666,667 shares authorized under the 2021 Equity Plan, 132,568 shares have been issued in settlement of restricted stock units, awards relating to 182,728 non-qualified stock options, and 40,816 incentive stock options remain outstanding, and 310,555 shares remain available for future equity awards.

There was $15,586 in unrecognized compensation expense for unvested non-qualified and incentive stock options as of September 30, 2023 which will be recognized over approximately the next 18 months.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the nine months ended September 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2022	192,073	$8.94	7.6	$-
Granted	138,489	$0.90	6.4	$-
Exercised	-	$-	-	$-
Forfeited	(18,629)	$2.63	9.2	$-
Expired	-	$-	-	$-
Outstanding, September 30, 2023	311,933	$5.74	6.6	$-
Exercisable, September 30, 2023	286,843	$5.78	6.5	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the nine months ended September 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2022	28,756	$4.73	$-	$136,016
Granted	138,489	$0.88	$-	$121,870
Vested	(141,822)	$0.92	$-	$(130,476)
Forfeited	(333)	$6.67	$-	$(2,222)
Expired	-	$-	$-	$-
Nonvested, September 30, 2023	25,090	$4.98	$-	$124,948

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

For the nine months ended September 30, 2023 and September 30, 2022, the Company recorded $76,110 and $129,733 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the nine months ended September 30, 2023, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2022	57,122	$9.44	6.0	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, September 30, 2023	57,122	$9.44	5.3	$-
Exercisable, September 30, 2023	57,122	$9.44	5.3	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023 and September 30, 2022, the Company incurred $0 and $29,656 respectively, as compensation expense related to 0 and 6,250 fully vested options issued to directors, respectively.

Restricted Stock Units

Effective January 3, 2023, the Company issued a total of 119,032 restricted stock units (RSUs) under the 2021 Equity Plan to its four independent directors. These RSUs vested upon grant.

Effective January 17, 2023, the Company settled 3,366 RSUs that had been issued on January 17, 2022 to two new directors and that vested after 12 months by the issuance of shares of common stock

During the nine months ended September 30, 2023 and September 30, 2022, the Company recorded $101,316 and $42,413, respectively, as compensation expense related to vested RSUs issued to directors.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2022	3,366	$7.42	$-
Granted	119,032	$0.84	$-
Vested and settled with share issuance	(122,398)	$1.02	$-
Forfeited/canceled	-	$-	$-
Outstanding, September 30, 2023	-	$-	$-

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended September 30, 2023:

Weighted
			Weighted	Average
	Warrants		Average Exercise	Remaining Life	Aggregate Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2022	7,623,772	7,623,772	$5.14	49	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at September 30, 2023	7,623,772	7,623,772	$5.14	40	-

The following table summarizes information about warrants outstanding at September 30, 2023:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$9.45	192,982	192,982	12

$10.40	34,737	34,737	13

$5.00	7,105,496	7,105,496	41

$5.16	290,557	290,557	41

	7,623,772	7,623,772	40

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

Note 10 – Income Taxes

As of September 30, 2023, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $27,873,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2023 and December 31, 2022. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the nine months ended September 30, 2023 and September 30, 2022, the Company paid $18,273 and $9,884, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. Revenue of $16,977 was recorded in the nine months ended September 30, 2023 in respect of these agreements. During the nine months ended September 30, 2023, the Company received $14,035 in cash payments for these contracts. A receivable of $1,692 remained outstanding as of September 30, 2023 which was subsequently paid in October.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after September 30, 2023, other than as set out below:

On October 20, 2023, Green Ice, LLC and Sweet Cut Grow, LLC (“Claimants”) filed an Arbitration Petition against the Company in Denver, Colorado. The Claimants allege a breach by the Company of two contracts – an Engineering Agreement with Green Ice, dated January 14, 2021 (“Engineering Agreement”), and an Equipment Agreement with Sweet Cut Grow, dated March 29, 2021 (“Equipment Agreement”).

The Arbitration Petition alleges causes of action for breach of the Engineering Agreement, Breach of the Equipment Agreement, Breach of the Warranties under the Equipment Agreement, and Unjust Enrichment in the amount of moneys paid by Claimant to CEA to date under the contracts, of $1,049,280.

Given the Arbitration Petition’s current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

Regardless, we intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer.

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

We have three core assets that we believe will support us as we pursue our business strategy. First, we enjoy strong relationships with relevant stakeholders in the CEA industry. Largely focused in the cannabis segment, our partnerships include relationships with new and existing growers, capital providers, consultants, independent contractors, and numerous other providers in the segment. These partnerships include agreements reached in 2022 with Merida Capital and Hydrobuilder Holdings LLC. In June 2022 we announced a marketing arrangement with Merida Capital, a cannabis-focused private equity firm, whereby Merida will use CEA Industries Inc. as its sole provider of certain products and services for its indoor cultivation facilities. This relationship resulted in a new contract in October 2022 with one of Merida’s Connecticut based clients.

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

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2023, we executed new sales contracts with a total contract value of $644,000. During this same period, we had cancellations of $279,000. After adjustments for these cancellations, our net bookings in the three months ended September 30, 2023 were $365,000, representing an increase of $160,000 (or 78%) from net bookings of $205,000 in the second quarter of 2023.

Our backlog at September 30, 2023 was $548,000, a decrease of $518,000, or 49%, from June 30, 2023. The decrease in backlog is the result of lower bookings in the fourth quarter of 2022 and the first nine months of 2023. Our backlog at September 30, 2023 includes booked sales orders of $353,000 (64% of the total backlog) from four customers that we do not expect to be realized until 2024, if at all. Included in the projected revenue is one booked sales order of $65,000 (12% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer. We believe the sales orders in these portions of our backlog have an elevated level of risk and may, ultimately, be delayed or cancelled by our customers. Therefore, investors should not view backlog as earned revenue.

Our backlog has declined for several quarters. The primary reason for the decline has been fewer new order bookings and contract cancellations.

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

Our recognized revenue for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 in the table below, excludes $148,776, $55,959, and $29,400, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023
Backlog, beginning balance	$9,698,000	$6,832,000	$5,577,000	$1,869,000	$1,066,000
Net bookings, current period	2,197,000	206,000	826,000	205,000	366,000
Recognized revenue, current period	5,063,000	1,461,000	4,534,000	1,008,000	884,000
Backlog, ending balance	$6,832,000	$5,577,000	$1,869,000	$1,066,000	$548,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of September 30, 2023.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2023 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2023 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2023 and September 30, 2022

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2023 was $914,000, compared to $5,063,000 for the three months ended September 30 2022, representing a decrease of $4,149,000, or 82%. The decrease was primarily due to a decrease in bookings in the last 12 months. We believe the lower bookings are due to the suppression of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort.

Cost of revenue decreased by $3,448,000, or 77%, from $4,466,000 for the three months ended September 30, 2022 to $1,018,000 for the three months ended September 30, 2023. The decrease was primarily due to a decrease in revenue and a decrease in variable costs, offset by higher fixed costs as a percentage of revenue, as discussed below.

During the three months ended September 30, 2023 we recognized a gross loss of $104,000 compared to a gross profit of $597,000 for the three months ended September 30, 2022, a decrease of 117%. Our gross profit margin decreased by 23.2 percentage points from a gross profit margin of 11.8% for the three months ended September 30, 2022 to a gross loss margin of 11.4% for the three months ended September 30, 2023 primarily due to lower revenue and an increase in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the three months ended September 30, 2023 includes $29,000 from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $292,000, or 32% of total revenue, for the three months ended September 30, 2023 as compared to $373,000, or 7% of total revenue, for the three months ended September 30, 2022. The decrease of $81,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $78,000 and a decrease in fixed overhead of $3,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $726,000, or 80% of total revenue, during the three months ended September 30, 2023, as compared to $4,093,000, or 81% of total revenue, in the three months ended September 30, 2022. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $3,139,000 driven by lower revenue, partially offset by lower equipment margins, (ii) a decrease in warranty of $215,000, (iii) a decrease in other overhead of $48,000, (iv) a decrease in travel of $32,000, (v) a decrease in shipping and handling expense of $12,000, offset by (i) an increase in outside engineering costs of $58,000, and (ii) an increase in excess and obsolete inventory costs of $21,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $703,000 for the three months ended September 30, 2023, from $1,656,000 for the three months ended September 30, 2022, a decrease of $953,000, or 58%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $611,000, (ii) a decrease in advertising and marketing expenses of $283,000, and (iii) a decrease in product development of $59,000. These decreases are the result of recent cost-cutting measures.

Our decrease in SG&A expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, was primarily due to: (i) a decrease of $299,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in accounting and other professional fees of $145,000, (iii) a decrease in bad debt expense of $107,000, (iv) a decrease in commissions and other sales related expense of $47,000, (v) a decrease of $33,000 for facility and office expenses, (vi) a decrease in travel of $22,000, offset by (i) an increase in investor relations expense of $24,000, and (ii) an increase in business taxes and licenses of $19,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation of $124,000, (ii) a decrease in advertising and promotion of $77,000, (iii) a decrease in trade show related expenses of $65,000, and (iv) a reduction in outside services and other marketing expenses of $17,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $55,000, and (ii) a decrease in travel of $4,000.

Operating Income (Loss)

We recognized an operating loss of $807,000 for the three months ended September 30, 2023, as compared to an operating loss of $1,059,000 for the three months ended September 30, 2022, a decrease of $252,000 or 24%. The operating loss for the three months ended September 30, 2023 included $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $79,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense for the three months ended September 30, 2022. Excluding these non-cash items, our operating loss decreased by $189,000.

Other Income (Expense)

We recognized other income (net) of $8,000 for the three months ended September 30, 2023, compared to other income (net) of $17,000 for the three months ended September 30, 2022. Other income for both the three months ended September 30, 2023 and the three months ended September 30, 2022 primarily consisted of interest income on a money market account.

Net Income (Loss)

Overall, we recognized a net loss of $799,000 for the three months ended September 30, 2023, as compared to a net loss of $1,042,000 for the three months ended September 30, 2022, a decrease of $243,000 or 23%. The net loss for the three months ended September 30, 2023 included $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense, compared to $79,000 of non-cash, stock-based compensation, $7,000 of depreciation expense for the three months ended September 30, 2022. Excluding these non-cash items, our net loss decreased by $180,000.

Comparison of Nine Months Ended September 30, 2023 and September 30, 2022

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2023 was $6,660,000, compared to $9,822,000 for the nine months ended September 30 2022, representing a decrease of $3,162,000, or 32%. The decrease was primarily due to a decrease in bookings over the past 12 months. We believe the lower bookings are due to the suppression of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort.

Cost of revenue decreased by $2,996,000, or 34%, from $8,828,000 for the nine months ended September 30, 2022 to $5,832,000 for the nine months ended September 30, 2023. The increase was primarily due to a decrease in revenue and a decrease in variable costs as a percentage of revenue, offset by an increase in fixed costs as a percentage of revenue.

Our gross profit for the nine months ended September 30, 2023 was $828,000 compared to $994,000 for the nine months ended September 30, 2022, a decrease of 17%. Gross profit margin increased by 2.3 percentage points from 10.1% for the nine months ended September 30, 2022 to 12.4% for the nine months ended September 30, 2023 primarily due to a decrease in variable costs as a percentage of revenue, offset by an increase in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the nine months ended September 30, 2023 includes $234,000 from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $1,002,000, or 15% of total revenue, for the nine months ended September 30, 2023 as compared to $1,181,000, or 12% of total revenue, for the nine months ended September 30, 2022. The decrease of $179,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $145,000 and a decrease in fixed overhead of $34,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $4,830,000, or 73% of total revenue, during the nine months ended September 30, 2023, as compared to $7,647,000, or 78% of total revenue, in the nine months ended September 30, 2022. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $2,497,000 driven by lower revenue, (ii) a decrease in warranty expense of $197,000, (iii) a decrease in travel of $84,000, (iv) a decrease in other overhead of $42,000, (v) a decrease in outside engineering costs of $30,000, (vi) a decrease in shipping and handling expense of $20,000, offset by an increase in excess and obsolete inventory of $52,000.

We continue to focus on gross margin improvement through a combination of efforts, including more disciplined pricing, better absorption of our fixed costs as we convert our bookings into revenue, and the implementation over time of lower-cost supplier alternatives.

Operating Expenses

Operating expenses decreased to $2,786,000 for the nine months ended September 30, 2023, from $5,435,000 for the nine months ended September 30, 2022, a decrease of $2,649,000, or 49%. The operating expense decrease consisted of: (i) a decrease of $1,232,000 in selling, general and administrative (“SG&A expenses”) (ii) a decrease of $631,000 for goodwill impairment charges, (iii) a decrease in advertising and marketing expenses of $608,000, and (iv) a decrease in product development of $178,000. The decreases are a result of cost-cutting measures implemented this year.

Our decrease in SG&A expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, was primarily due to: (i) a decrease of $671,000 in salaries and benefits (including stock-based compensation) and employee recruitment costs, (ii) a decrease in accounting and other professional fees of $315,000, (iii) a decrease in bad debt expense of $96,000, (iv) a decrease for commissions and other sales related expenses of $76,000, (v) a decrease in travel of $75,000, and (vi) a decrease of $68,000 for facility and office expenses, offset by (i) an increase in costs related to investor relations of $40,000, (ii) an increase in business taxes and licenses expense of $21,000, and (iii) an increase in board fees of $10,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation) of $230,000, (ii) a decrease in advertising and promotion of $165,000, (iii) a reduction in trade show related expenses of $107,000, (iv) a decrease in outside services and other marketing expenses of $106,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $143,000, (ii) a decrease in R&D consulting and materials expense of $21,000, and (iii) a decrease in travel of $14,000.

Operating Income (Loss)

We recognized an operating loss of $1,958,000 for the nine months ended September 30, 2023, as compared to an operating loss of $4,442,000 for the nine months ended September 30, 2022, a decrease of $2,484,000 or 56%. The operating loss for the nine months ended September 30, 2023 included $177,000 of non-cash, stock-based compensation, and $20,000 of depreciation expense, compared to $267,000 of non-cash, stock-based compensation, $20,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the nine months ended September 30, 2022. Excluding these non-cash items, our operating loss decreased by $1,763,000.

Other Income (Expense)

We recognized other income (net) of $34,000 for the nine months ended September 30, 2023, compared to other income (net) of $216,000 for the nine months ended September 30, 2022. Other income for the nine months ended September 30, 2023 consisted of interest income on a money market account of $26,000 and $8,000 for adjustments to our ERC credit and unclaimed property liability. Other income for the nine months ended September 30, 2022 primarily consisted of $185,000 for an insurance settlement, and interest income on a money market account.

Net Income (Loss)

Overall, we recognized a net loss of $1,924,000 for the nine months ended September 30, 2023, as compared to a net loss of $4,226,000 for the nine months ended September 30, 2022, a decrease of $2,302,000 or 54%. The net loss for the nine months ended September 30, 2023 included $177,000 of non-cash, stock-based compensation, and $20,000 of depreciation expense, compared to $267,000 of non-cash, stock-based compensation, $20,000 of depreciation expense, and $631,000 for a goodwill impairment charge for the nine months ended September 30, 2022. Excluding these non-cash items, our net loss decreased by $1,581,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of September 30, 2023, we had cash and cash equivalents of $13,343,000, compared to cash and cash equivalents of $18,637,000 as of December 31, 2022. The $5,294,000 decrease in cash and cash equivalents during the nine months ended September 30, 2023, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the nine months ended September 30, 2023, we held deposits in this financial institution that exceeded the federally insured amount.

As of September 30, 2023, we had accounts receivable (net of allowance for doubtful accounts) of $273,000, inventory (net of excess and obsolete allowance) of $315,000, and prepaid expenses and other assets of $324,000 (including $36,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of September 30, 2023, we had total accounts payable and accrued expenses of $572,000, deferred revenue of $475,000, and the current portion of operating lease liability of $124,000. As of September 30, 2023, we had working capital of $13,083,000, compared to working capital of $14,724,000 as of December 31, 2022. The decrease in our working capital was primarily related to (i) a decrease in cash of $5,294,000, (ii) a decrease in deferred revenue of $3,864,000, (iii) a decrease in prepaid and other expenses of $1,166,000, (iv) a decrease in accounts payable and accrued liabilities of $635,000, and (v) an increase in accounts receivable (net) of $270,000.

We currently intend to retain all available funds and any future earnings for use in the operation of our business. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the nine months ended September 30, 2023 and September 30, 2022:

	For the Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(5,294,000)	$(743,000)
Net cash used in investing activities	-	(28,000)
Net cash provided by financing activities	-	19,695,000
Net increase (decrease) in cash	$(5,294,000)	$18,924,000

Operating Activities

We incurred a net loss for the nine months ended September 30, 2023 of $1,924,000 and have an accumulated deficit of $36,203,000 as of September 30, 2023.

Cash used in operations for the nine months ended September 30, 2023 was $5,294,000 compared to cash used in operating activities of $743,000 for the nine months ended September 30, 2022, an increase in cash usage of $4,551,000.

The increase in cash used in operating activities during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily attributable to: (i) an increase in cash used to fund working capital of $6,136,000, (ii) a decrease in net loss of $2,302,000, and (iii) a decrease in non-cash operating charges of $717,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $5,294,000, (ii) a decrease in deferred revenue of $3,864,000, (iii) a decrease in prepaid and other expense of $1,166,000, (iv) a decrease in accounts payable and accrued liabilities of $635,000, and (v) an increase in accounts receivable of $270,000.

The decrease in non-cash operating charges was primarily due to (i) a decrease in goodwill impairment charges of $631,000, (ii) a decrease in share-based compensation of $103,000, and (iii) a decrease in the provision for doubtful accounts of $96,000, offset by an increase in the provision for excess and obsolete inventory of $116,000.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2023 was $0. Cash used in investing activities during the nine months ended September 30, 2022 of $28,000 was primarily related to the purchase of property and equipment.

Financing Activities

There were no cash flows from financing activities during the nine months ended September 30, 2023.

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

Contractual Payment Obligations

As of September 30, 2023, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2023, we had no off-balance sheet arrangements. During the nine months ended September 30, 2023, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. There are no scheduled hearing dates currently. The parties will pay their own legal fees and expenses.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nasdaq Notice Regarding Minimum Bid Price

On April 10, 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 24, 2023, through April 6, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 9, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A) that could be extended upon application. On October 11, 2023, after Company application, Nasdaq formally determined to grant the Company a second 180-day Compliance Period. The Company now has until April 7, 2024, to satisfy the Listing Rule 5550(a)(2) deficiency.

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the second Compliance Period. In the event the Company does not regain compliance by the end of the second Compliance Period, the Company will be delisted from The Nasdaq Capital Market.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: November 14, 2023	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Ian K. Patel
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

