Form 10-K
period 2023-12-31
CEA Industries Inc.
filed 2024-03-29
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,956,865 based upon a closing price of $0.75 reported for such date on the Nasdaq Capital Markets.

As of March 29, 2024, the number of outstanding shares of common stock of the registrant was 8,212,737.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEA Industries Inc. Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2023

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our ability to maintain the listing of our securities on the Nasdaq Stock Market, and our ability to satisfy current continued listing standards, including curing the current deficiency prior to April 9, 2024;

●	our business prospects and the prospects of our existing and prospective customers, including the decrease in new client contracts;

●

our overall financial condition, including declining revenues, the impact of higher interest rates and inflation, business disruption due to the COVID-19 pandemic, the Ukraine war, Israeli conflict, and the supply chains on which we depend:

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter:
●	the inherent uncertainty of product development and product selection to meet client requirements, meeting client expectations, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the CEA and, in particular, the cannabis growers industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and reliance on a limited number of customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

3

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

●

the business disruptions that are happening in the CEA industry, including bankruptcies and shifting market demands, that are having an adverse impact on the demand for our engineering services and construction solutions and, consequently, our revenues:

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	The substantial changes in the amount of our backlog and our ability to convert backlog into revenue in a timely manner, or at all; and

●	our intention not to pay dividends.

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

PART I

Item 1. Business

Overview

CEA Industries, through our subsidiary, Surna Cultivation Technologies LLC, is focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital, and labor, to create an agriculture business that is more efficient and more productive than those that use traditional farming methods. Typically, the CEA industry is focused on indoor agriculture and vertical farming.

Headquartered in Colorado, we aim to provide customers with a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of service and product offerings that include: (i) architectural design and licensed engineering of commercial scale thermodynamic systems specific to cultivation facilities, (ii) liquid-based process cooling systems and other climate control systems, (iii) air handling equipment and systems, (iv) air sanitation products, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) proprietary and third party controls systems and technologies used for environmental, lighting and climate control, and (viii) preventative maintenance services, through our partnership with a certified service contractor network, for CEA facilities.

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

We support our clients by providing integrated mechanical, electrical, and plumbing (“MEP”) engineering design, proprietary and curated environmental control equipment, and automation offerings that serve the CEA industry. During our years in business we have served hundreds of commercial indoor CEA facilities.

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

We received a continued listing deficiency letter and must satisfy the deficiency prior to April 9, 2024. If we do not satisfy the deficiency our securities will be removed from trading on Nasdaq by action of the exchange. We believe our securities will then trade on the OTC. We do not anticipate applying for listing on the higher tiers of the OTC. We will continue to be a reporting company with the Securities and Exchange Commission, and we anticipate that brokers will continue to be able to make share transactions in our securities, although they will be subject to trading requirements that will substantially restrict the ability of our stockholders to make share sales and others to make share purchases.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to have adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital, as a result of the pandemic. Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the years ended December 31, 2023 and December 31, 2022, and continuing since then, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

Impact of Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

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

Our Customers and Prospects

We aim to provide our services and products to customers who are building, upgrading, or expanding an indoor cultivation facility for any crop. Our customers vary based on the size of the facility, type of crop being cultivated, and extent of construction or retrofitting of the facility.

Most of our customers are new entrants to the CEA industry and have no other cultivation facilities. Some customers have one or more facilities which we classify as MFOs (multi-facility operators). We currently do not have projects with the largest, publicly traded firms (typically referred to as “MSOs,” or Multi-State Operators).

Sales and Marketing

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

Employees

We currently have 10 active full-time employees. We review our staffing needs in light of our contract obligations and attempt to size and skill match our employees as required. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

The Company has experienced a decline in activity, as indicated in its 2023 sales and its current backlog. This decline is due to many factors, including (i) recent challenges in the cannabis market, (ii) continued supply chain-related delays and cancellations that have affected many of its vendors and partners, and (iii) a broader slowdown in the macroeconomic environment. As a result, the Company evaluated its current operations, personnel needs and liquidity to make sure our personnel levels match the activity we expect to service over the next several months. On January 5, 2024, we implemented a downsizing of our operations, including a 23% reduction in our workforce, and significant non-personnel cost reductions in order to preserve our cash resources and better reflect our activity levels.

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

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act with respect to cannabis, persons that are charged with distributing, possessing with intent to distribute, or growing cannabis could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine. Any change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, manufacture, distribute or sell cannabis or cannabis products, we may be irreparably harmed by a change in the enforcement of cannabis laws by the federal or state governments.

In the past, the Obama administration took the position that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. The Trump administration revised this policy but made no major changes in enforcement through Attorney General Jeffrey Sessions rescinding the Cole Memorandum. Although President Biden stood for decriminalization and descheduling during his campaign, his administration has not formulated an explicit policy on cannabis. The Biden administration has implemented pardons for past federal cannabis possession convictions and encouraged governors to do the same. Also, in May 2021 the Drug Enforcement Administration approved licensed facilities to grow cannabis for the purpose of medical research, and on December 2, 2022, President Biden signed the Medical Marijuana and Cannabidiol Research Expansion Act. This act is “the first standalone marijuana-related bill approved by both chambers of the United States Congress” and allows medical marijuana research. The act requires the Drug Enforcement Administration to register researchers and suppliers of cannabis for medical research in a timely manner, who will then be able to legally manufacture, distribute, dispense and possess the substance. It also creates a mechanism for FDA approval of drugs derived from the cannabis plant and “protects doctors who may now discuss the harms and benefits of using cannabis and cannabis derivatives.” It also requires the Department of Health and Human Services to investigate the medical utility of cannabis and barriers that exist to conducting research and requires the U.S. Attorney General to conduct an annual review to ensure that cannabis is being adequately produced for research purposes. In January 2023, the FDA stated that given the growing cannabidiol (CBD) products market, it had convened a high-level internal working group to explore potential regulatory pathways for CBD products and is prepared to find a new regulatory pathway for CBD to balance individuals’ desire for access to CBD products with the regulatory oversight needed to manage risks.

Currently, there is much legislation being considered to reform cannabis products and use. The proposed laws cover a wide spectrum from complete federal legalization to specific industry nuances. In September 2023, the MORE Act was introduced that would provide full federal legalization through descheduling with a particular focus on equity provisions, including expungement for certain cannabis offenses and a community reinvestment program. The MORE Act has not passed through committee. There are two proposed federal bills that would remove cannabis from the Controlled Substances Act (CSA) entirely and task the Food and Drug Administration (FDA) with regulation of cannabis products. One of these bills, The States Reform Act, adopts a dual federal-state regulatory model, like the regulation of alcohol. Another bill, the Strengthening the Tenth Amendment Through Entrusting States (STATES) 2.0 Act, would permit states to to maintain the prohibition of cannabis, but interstate commerce in state-law-compliant cannabis would be legalized, so non-legal states would not be able to prohibit shipments to and from legal states from crossing through their borders. Finally, only one piece of legislation took the rescheduling approach to cannabis legalization in 2023. The Marijuana 1-to-3 Act of 2023, opens new tab would simply direct the Attorney General to transfer cannabis from Schedule I to Schedule III of the CSA without clarifying or addressing any other provisions of federal law. However, that was not the only piece of rescheduling-related legislation introduced last year.

Lawmakers continued to offer various solutions for providing financial relief for cannabis businesses and legal protections for ancillary businesses in 2023. The most well-known of these bills is the Secure and Fair Enforcement Regulation (SAFER) Banking Act, which would provide safe harbor for financial institutions and other ancillary businesses that work with cannabis industry clients, thus increasing the industry’s access to traditional financial services like loans and deposit accounts. Similar to SAFER but with a narrower scope, the Clarifying Law Around Insurance of Marijuana (CLAIM) Act would provide a specific safe harbor for insurance companies that serve the cannabis industry. As for financial support, the Small Business Tax Equity Act of 2023, would exempt cannabis sales conducted in compliance with state law from the prohibition of 26 U.S.C. § 280E, thereby allowing businesses to deduct normal business expenses from their taxes.

During 2023, there have been a myriad of additional bills introduced that govern the expungement and/or sealing of criminal records for non-violent cannabis offenses, legalizing hem and CBD products and adding FDA regulation for these products, facilitating research on cannabis, access for veterans to medical cannabis, and restoring eligibility for federal employment and the right of medical cannabis patient to purchase and possess firearms.

Notwithstanding the actions of the Biden administration, it should be expected that the Department of Justice will continue at this time to enforce the Controlled Substances Act with respect to cannabis under established principles in setting their law enforcement priorities to prevent:

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

In 2014, Congress passed a spending bill containing a provision (the Rohrabacher-Farr amendment and sometimes referred to as the Rohrabacher-Blumenauer Amendment) blocking federal funds and resources allocated under the federal appropriations bills from being used to “prevent such States from implementing their own State medical marijuana laws.” The Rohrabacher-Blumenauer Amendment, however, did not codify any federal protections for medical marijuana patients and producers operating within state law. The Justice Department maintains that it can still prosecute violations of the federal cannabis laws and continue cases already in the courts. The Rohrabacher-Blumenauer Amendment must be re-enacted every year, and it is continued through March 8, 2024. However, state laws do not supersede the prohibitions set forth in the federal drug laws.

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

Summary Of Risk Factors

Our business is subject to a number of risks and uncertainties, including those risks discussed at length in the section below titled “Risk Factors.” These risks include, among others, the following:

●	Historically, we have had limited revenues and operated our business with a working capital deficit. Additionally, our operating results have fluctuated over the years.

●	We enter into contracts that are performed over a period of time; therefore, we have a contract backlog in differing amounts from quarter to quarter. Converting backlog to revenue depends on many factors, such as the customer obtaining financing, building permits and construction of their facility. We may not be able to convert all of our contracts representing backlog into revenue. We currently do not convert our backlog on a consistent basis quarter to quarter.

●	Although we are not cannabis plant or product touching, historically we have provided services and equipment to the cannabis industry segment. As a result, we may be subject to the changes within that sector and certain of the regulations and enforcement issues of the cannabis industry.

●	We have material weaknesses in our controls and procedures for financial reporting.

●	We may not be able to implement a successful growth program and, even if that is successful, we may not manage such a program effectively, which may affect our investors’ return on investment.

●	We will need to expand our customer base, developing customers operating in the CEA industry, expanding and developing our products and services for these potential customers and increasing our marketing and achieving timely contract execution.

●	Due to supply disruptions and competing demand for products, we continue to experience supply issues similar to other members of our industry. International trade disputes, tariffs, international shipping and domestic trucking issues all contribute to the challenges we face in obtaining the products we need for contract performance. We have experienced and are likely to continue to experience inflationary effects on the cost of products and labor, which is likely to adversely affect our margins. The failure to procure the products we need to satisfy our customer contracts would disrupt our business, harm our reputation, result in losses and potently cause us to lose our market.

●

We rely on third party manufacturers to supply the equipment we sell or lease. If the equipment does not perform to specifications or to our customers’ satisfaction, there may be an adverse impact on our business and our revenues.

●	We rely on a limited number of customers and suppliers.
●	The build side of the CEA industry is very competitive. To be able to compete successfully, we will need to offer a wide range of products, have adequate capital for expansion, supply and execution, and develop robust marketing.

●	We will need to attract and retain top quality employee talent. We are dependent on certain key sales, managerial and executive personnel for our current and future success.

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

●	Our listing on NASDAQ is subject to a de-listing notice. We have must satisfy the continued listing requirements prior to April 9, 2024. If we do not satisfy these, before that date, our common stock and warrants will be delisted from NASDAQ. In the event of de-listing, we will attempt to list the securities on another trading market. No assurance can be given that we will list our securities on any other trading market.

Risk Factors

Risks Relating to Our Business

Our revenues have been limited, and we will need to obtain financing for any substantive growth, and possibly our continued operations, which may not be available to us.

Historically, we have raised equity and debt capital to support our operations. We raised approximately $22 million from a public offering completed in February 2022. As of December 31, 2023, we had working capital of approximately $12,110,000 and our cash balance was approximately $12,508,000. Notwithstanding that capital raise, we expect to need additional funds in the longer term, from time to time, to complete aspects of the overall development of our business plan, such as in connection with the acquisition of strategic assets. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including market demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations.

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

Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the years ended December 31, 2023, and December 31, 2022, and continuing into the current fiscal quarter, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain.

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

The inability to effectively manage our operational reorganization could harm our business and materially and adversely affect our operating results and financial condition.

If there is any growth in or reorganization of our business and operations, it is likely to place a strain on our management and administrative resources, infrastructure and systems. We expect that in those instances we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

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

Management expects that, under typical operating conditions, we will experience substantial variations in our revenues and operating results from quarter to quarter. More recently, we have been experiencing a decline in revenues, which has also affected our operating results. Our revenue recognition is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. If customers are unable to obtain licensing, permitting or financing, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses. Also, because of the coronavirus responses and our own cost savings actions, we cannot predict the course of our revenues and operating results with accuracy at this time.

To date, the majority of our revenues have been generated from clients that operate in the legal cannabis industry in the United States and Canada.

We provide the overwhelming majority of our facility engineering design and equipment integration and solutions to facilities in the legal cannabis industry. While we are hopeful that the proportion of non-cannabis revenues might increase over time, decreases in demand from the legal cannabis industry will have a material adverse effect on our revenues and the success of our business operations.

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

The cannabis industry is still developing in the United States. While the majority of U.S. states now have legal cannabis, it remains illegal under U.S. federal law, making it difficult to accurately predict and forecast the demand for our engineering and product solutions. If the U.S. Department of Justice (“DOJ”) did take action against the cannabis industry, we believe those of our clients operating in the legal cannabis industry would be lost to us.

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

Our success depends on us achieving greater and broader acceptance of our products and services. This will require us to expand our commercial customer base and win larger contracts. Recently, in later 2022 and in 2023, we have not been as successful in these endeavours as in the past. There can be no assurance our overall sales efforts will be successful to result in profitability. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

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

We have a concentration of customers and suppliers, which could affect our financial results.

Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023. Three customers accounted for 27%, 26% and 11% of the Company’s revenue for the year ended December 31, 2022. The Company’s accounts receivable from three customers made up 59%, 29%, and 12%, respectively, of the total balance as of December 31, 2023. The Company’s accounts receivable from two customers made up 57%, and 43%, respectively, of the total balance as of December 31, 2022. Three suppliers accounted for 34%, 17%, and 16% of the Company’s purchases of inventory for the year ended December 31, 2023, and four suppliers accounted for 30%, 17%, 16%, and 11% of the Company’s purchases of inventory for the year ended December 31, 2022. Our results of operations will be significantly affected if we lose our primary customer, or if we are not able to replace the customer at the conclusion of our services to that customer. Our operations will also be impacted negatively if we are not able to find suppliers to replace those that we currently use. Overall, our operations and, therefore, financial results are dependent on a limited number of customers and suppliers.

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

There are many competitors in the CEA industry, including some companies that focus on the cannabis industry. These companies generally offer products and services similar or the same as those offered by us. There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us or even superior in quality or price. The barriers to entry into the CEA industry are not overly significant. Over time we anticipate growth and intensity in our competition. Some of our current and future competition may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. One or more of these qualities may allow them to respond more quickly than us to market opportunities. They may be able to devote greater resources to the marketing, promotion and sale of their products and/or services. Competitors may also adopt more aggressive pricing policies and make more attractive offers to clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

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

We have a limited number of employees that may not be sufficient to service our contracts.

As a result of various factors affecting the CEA industry in which we operate, we have made employee reductions from time to time in the last year. We believe we are operating as leanly as needed to be able to service our contract obligations. The mix of our current employees and their number may not be sufficient for our current needs and if we increase our business we will need additional employees, which may not be available. If we are not able to service our contract obligations, our business will suffer and we may be liable for contract damages.

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

As of December 31, 2023, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $28,840,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. However, the balance of $17,644,000 NOLs generated subsequent to December 31, 2017, do not expire but may only be used against taxable income to 80%. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Our September 2021 and February 2022 securities sales also will have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our post tax income by effectively increasing our future tax obligations.

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

Marijuana legalization is mixed across the country. And it is constantly evolving. In four states it continues to be fully illegal. In the other states it is either legalized, available for medical uses and decriminalized, available for medical uses, decriminalized, or permitted for low-tetrahydrocannabinol (“THC”)/high-CBD extracts.

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

Laws and regulations affecting the medical and adult-use marijuana industry are constantly changing, which could detrimentally affect our clients involved in that industry and, in turn, our operations. Local, state and federal cannabis laws and regulations are often broad in scope and subject to constant evolution and inconsistent interpretations, which could require our clients and ourselves to incur substantial costs associated with modification of operations to ensure compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our clients’ business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will limit the amount of cannabis grown or related products that our commercial clients are authorized to produce. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our operations.

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

The public trading prices of our securities fluctuate, in some cases substantially, and we expect that they will continue to do so. The price of our securities in the market on any particular day depends on many factors including, but not limited to, the following:

●	our ability to maintain the listing of our securities on the Nasdaq Stock Market, and our ability to satisfy current continued listing standards, including the current deficiency prior to April 9, 2024;

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares and warrants;

●	significant volatility in the market price and trading volume of companies in the cannabis industry;

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors (the “Board”) or management;

●	sales or purchases of our securities by insiders, including sales of our common stock issued to employees, directors and consultants under our equity incentive plans which were registered under the Securities Act of 1933, as amended (the “Securities Act”) under our S-8 registration statement;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations, in particular with respect to the cannabis industry;

●	actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results;

●	market sentiments about the cannabis industry;

●	general economic conditions and trends; and

●	departures of any of our key employees.

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

Currently, our common stock and warrants are listed on The Nasdaq Capital Market. We received a de-listing letter in April 2023, and we must cure the deficiency prior to April 9, 2024, to regain compliance with the continued listing requirements. To maintain our listing on this market, we must meet Nasdaq’s listing maintenance standards. If we are unable to meet Nasdaq’s listing maintenance standards for any reason, our common stock and warrants will be delisted. If our securities are delisted, we may seek to list our securities on the NYSE American or on a regional stock exchange or, if one or more broker-dealer market makers comply with applicable requirements, the over-the-counter (OTC) market. Listing on such other market or exchange could reduce the liquidity of our securities. If our securities were to trade in the OTC market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the securities.

A delisting from The Nasdaq Capital Market and failure to obtain listing on another market or exchange would subject our securities to so-called penny stock rules that impose additional sales practice and market-making requirements on broker-dealers who sell or make a market in those securities. Consequently, removal from The Nasdaq Capital Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our securities and the ability of purchasers of our securities to sell their securities in the secondary market.

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

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise. As a result, if our Board does not declare and pay dividends, the capital appreciation in the price of our common stock, if any, will be your only source of gain on an investment in our common stock, and you may have to sell some or all of your common stock to generate cash flow from your investment.

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

Prior to February 10, 2022, our common stock was quoted on the OTC Markets Group, Inc., OTCQB. Trading on the OTCQB marketplace was infrequent and in limited volume. Although our common stock is now listed on Nasdaq, along with our public warrants, an active trading market for these securities may never develop or be sustained. If an active trading market does not develop, investors will have difficulty selling their shares of common stock and warrants at an attractive price, or at all. An inactive market may also impair our ability to raise capital and may impair our ability to expand our business by using our common stock and common stock related securities as consideration in an acquisition. If we are unable to maintain our listing on the Nasdaq Market, it is possible that our securities will once again trade on the OTC with the limitations noted above. We received a continued listing deficiency letter and must satisfy the deficiency prior to April 9, 2024. If we do not satisfy the deficiency our securities will be removed from trading on Nasdaq by action of the exchange. In that event, there is no assurance that we will list our securities on any other trading platform.

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

Item 1C. Cybersecurity

We have a cybersecurity program to identify, monitor, and mitigate cybersecurity risks. The security program consists of responsibilities for information security and incident response and is overseen by a third-party consultant with guidance from subcontracted cybersecurity vendors that our third-party consultant contracts. We consider cybersecurity risks alongside other company risks and consult with subject matter experts where necessary to identify cybersecurity risks, and evaluate their nature and severity.

Management offers cybersecurity updates to the Audit Committee on at least an annual basis, and more frequently if circumstances warrant. These briefings include assessments of risks, the threat landscape, and updates on any incidents.

Our third-party consultant provides and assists with implementation on a formal IT Security Policy to provide appropriate governance over information security including control requirements for change management and patching, multifactor authentication, data backup, security monitoring, and mobile device management. Management coordinates with its third-party consultant on security controls and any issues are reported to the Audit Committee. In addition, we carry insurance that provides levels of reimbursement protection against the potential losses arising from a cybersecurity incident; however, the insurance may not cover all the costs that we might incur, and we may suffer direct economic loss.

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the fiscal year ended December 31, 2023. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us reputationally or to damage our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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

Item 3. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

Given the current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Securities: Common Stock and Warrants

Our shares of common stock currently are quoted on Nasdaq under the symbol “CEAD”. In addition, we have a class of publicly traded warrants to purchase shares of common stock that are quoted on Nasdaq under the symbol “CEADW.” We received a continued listing deficiency letter and must satisfy the deficiency prior to April 9, 2024. If we do not satisfy the deficiency our securities will be removed from trading on Nasdaq by action of the exchange. We believe our securities will then trade on the OTC. We do not anticipate applying for listing on the higher tiers of the OTC. We will continue to be a reporting company with the Securities and Exchange Commission, and we anticipate that brokers will continue to be able to make share transactions in our securities, although they will be subject to trading requirements that will substantially restrict the ability of our stockholders to make share sales and others to make share purchases. The limited trading will also restrict our ability to use our equity to fund our operations.

As of March 9, 2024, we had approximately 32 shareholders of record and as of October 25, 2023, we had approximately 11,694 shareholders who hold their shares in street name.

We currently intend to retain our future earnings, if any, for the foreseeable future, to repay indebtedness and to fund our business. We do not intend to pay any dividends to holders of our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion, any legal or contractual limitations on our ability to pay dividends under our loan agreements or otherwise.

Equity Compensation Plans

2017 Equity Incentive Plan

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 333,333 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. As of December 31, 2023, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs, and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2023 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	145,512	$11.85	24,129
Total	145,512	$11.85	24,129

(1) Of the 333,333 Plan Shares allocated for issuance under the 2017 Equity Plan, as of December 31, 2023, 163,692 shares have been issued, non-qualified stock options over 145,512 shares were issued and outstanding and securities in respect of the remaining 24,129 shares were available for future issuance.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 666,667 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan. As of December 31, 2023, we have granted under the 2021 Equity Plan, incentive stock options, non-qualified stock options, and a stock bonus award.

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders (1)	213,632	$2.81	320,467
Equity compensation plans not approved by shareholders	-		-
Total	213,632	$2.81	320,467

(1) Of the 666,667 Plan Shares allocated for issuance under the 2021 Equity Plan, as of December 31, 2023, 132,568 shares have been issued, non-qualified stock options over 172,815 shares were issued and outstanding, incentive stock options over 40,816 shares were issued and outstanding, and securities in respect of the remaining 320,467 shares were available for future issuance.

Refer to Note 13 – Equity Incentive Plan of our consolidated financial statements, which are included as part of this Annual Report for further details on our 2017 Equity Plan and 2021 Equity Plan.

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

Executive Overview

CEA Industries Inc. is focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. Our service and product offerings include: (i) floor plans and architectural design of cultivation facilities, (ii) licensed mechanical, electrical, and plumbing (MEP) engineering of commercial scale environmental control systems specific to cultivation facilities, (iii) process cooling systems and other climate control systems, (iv) air handling equipment and systems, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (viii) preventative maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as in other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities, with both ranging in size from several thousand to more than 100,000 square feet.

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

The following table summarizes results for the years ended December 31, 2023 and December 31, 2022.

	2023	2022	$ Change	% Change
Revenue	$6,911,000	$11,283,000	$(4,372,000)	(39)%

Net loss	$(2,912,000)	$(5,497,000)	$(2,585,000)	(-47)%

Adjusted net loss	$(2,698,000)	$(4,526,000)	$(1,828,000)	(-40)%

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

Impact of Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

Revenue. Our 2023 revenue was approximately $6,911,000. Our 2023 revenue represents a decrease of 39% compared to 2022.

Gross Margin. Our 2023 gross margin was 7.8%, a decrease from 10.1% in 2022. This decrease was primarily due to lower revenue and an increase in our fixed cost base as a percent of revenue. We experienced a small decrease in variable costs as a percentage of revenue. See Results of Operations below.

Profitability. Our 2023 adjusted net loss was approximately $2,698,000, compared to a 2022 adjusted net loss of approximately $4,526,000, a decrease of $1,828,000, or 40%. See Results of Operations below. Our adjusted net income (loss) is a key management metric for us because it provides a proxy for the cash we generate from (use in) operations.

Capital Resources. We continue to experience softening demand in the markets we serve, and an inability to replace our backlog of projects. As a result, we have taken steps during 2023 and early 2024 to reduce our operating costs and general and administrative expenses to better reflect the activity levels we are observing in the industry.

Nonetheless, there remain risks and uncertainties regarding our ability to grow revenue and generate sufficient revenues and cash flows. And there can be no assurances that we will be able to raise future capital on commercially reasonable terms, or at all.

Contract Bookings. Our bookings decreased in 2023, and our backlog at December 31, 2023, was $435,000, a decrease of $5,142,000, or 92%, from our December 31, 2022 backlog. During 2023, we had net bookings of $1,535,000, consisting of: (i) $1,848,000 of new sales contracts executed in 2023, (ii) $59,000 in net positive changes orders, and (iii) $372,000 in project cancellations.

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

Our recognized revenue for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023 in the table below, excludes $149,000, $56,000, $29,000, and $0, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Backlog, beginning balance	$6,832,000	$5,577,000	$1,869,000	$1,066,000	$548,000
Net bookings, current period	206,000	826,000	205,000	366,000	138,000
Recognized revenue, current period	(1,461,000)	(4,534,000)	(1,008,000)	(884,000)	(251,000)
Backlog, ending balance	$5,577,000	$1,869,000	$1,066,000	$548,000	$435,000

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

We have provided an estimate in our consolidated financial statements of when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2023 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our Q4 2023 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Our management has discussed the development and selection of critical accounting estimates with the Board of Directors, and the Board of Directors has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Accounts receivable and allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of December 31, 2023, and December 31, 2022, the allowance for doubtful accounts was $125,000 and $127,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established; subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2023, and December 31, 2022, the allowance for excess and obsolete inventory was $193,000 and $71,000, respectively.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2023, and December 31, 2022, we had an accrued warranty reserve amount of $191,000 and $180,000, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

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

Revenue Recognition. We account for revenue in accordance with ASC 606. Under the revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of our contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life cycle from facility design and construction to equipment delivery and system installation and start-up. We do not provide construction services or system installation services. Some of our contracts with customers contain a single performance obligation, typically engineering only services contracts.

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

Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as we recognize revenue for the sale of goods when control transfers to the customer, which primarily occurs at the time of shipment. We have elected to exclude from the measurement of the transaction price all taxes (e.g., sales, use, value added, and certain excise taxes) that are assessed by a governmental authority in connection with a specific revenue-producing transaction and collected by us from the customer. Accordingly, we recognize revenue net of sales taxes. The revenue and cost for freight and shipping is recorded when control over the sale of goods passes to our customers.

We also have performance obligations to perform certain engineering services that are satisfied over a period of time. Revenue is recognized from this type of performance obligation as services are rendered based on the percentage completion towards certain specified milestones.

We offer assurance-type warranties for its products and products manufactured by others to meet specifications defined by the contracts with customers and does not have any material separate performance obligations related to these warranties. We maintain a warranty reserve based on historical warranty costs.

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

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2023. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

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

Results of Operations

Comparison of Years ended December 31, 2023 and 2022

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2023 was $6,911,000 compared to $11,283,000 for the year ended December 31, 2022, a decrease of $4,372,000, or 39%. This revenue decrease was primarily the result of our decreased net bookings in 2023 which dropped from $6,042,000 in 2022 to $1,535,000 in 2023, or 75%. We believe the lower bookings are due to the suppression of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company.

Cost of revenue decreased by $3,769,000, or 37%, from $10,138,000 for the year ended December 31, 2022 to $6,369,000 for the year ended December 31, 2023. The factors impacting this change are discussed below.

The gross profit for the year ended December 31, 2023 was $542,000 compared to $1,145,000 for the year ended December 31, 2022. Gross profit margin decreased by 2.3 percentage points from 10.1% for the year ended December 31, 2022 to 7.8% for the year ended December 31, 2023. This decrease was primarily due to a decrease in revenue, an increase in our fixed cost base as a percent of revenue, offset by slightly lower variable costs as a percent of revenue.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $1,279,000, or 18.5% of total revenue, for the year ended December 31, 2023, as compared to $1,572,000, or 13.9% of total revenue, for the year ended December 31, 2022. The decrease of $293,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $267,000, and a decrease of $26,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $5,090,000, or 73.6% of total revenue, in the year ended December 31, 2023, as compared to $8,567,000, or 75.9% of total revenue, in the year ended December 31, 2022. In the year ended December 31, 2023, as compared to the prior year, our cost of equipment decreased by $3,109,000 primarily due to the decrease in revenue, offset by a decrease in our equipment margin. Additionally in the year ended December 31, 2023 as compared to the year ended December 31, 2022: (i) our warranty expense decreased by $195,000, (ii) travel was down by $101,000, (iii) our outside engineering costs were down by $43,000, (iv) other variable costs decreased by $41,000, and (iv) shipping and handling expenses decreased by $26,000. These decreases were offset by an increase in excess and obsolete inventory expense of $37,000.

Operating Expenses

Operating expenses decreased by 49% from $6,869,000 for the year ended December 31, 2022 to $3,495,000 for the year ended December 31, 2023, a decrease of $3,374,000. The operating expense increase consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $1,615,000, (ii) a decrease in advertising and marketing expenses of $884,000, (iii) a decrease in goodwill impairment charges of $631,000, and (iv) a decrease in product development expenses of $244,000.

The decrease in SG&A expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022, was due primarily to: (i) a decrease of $998,000 in salaries, benefits (including equity-based compensation) and other employee related costs, (ii) a decrease of $314,000 in accounting and other professional fees, (iii) a decrease in commissions of $111,000, (iv) a decrease in travel of $104,000, (v) a decrease of $96,000 for facility and office expenses, and (vi) a decrease in bad debt of $89,000, (vii) a decrease of $5,000 for insurance and, (viii) lower losses on asset disposals of $5,000, offset by (ix) an increase of $67,000 for investor relations expense, (x), higher business taxes and licenses of $31,000 , and (xi) an increase of $10,000 for Board of Director fees.

The decrease in advertising and marketing expenses was due primarily to: (i) a decrease in salaries and benefits (including equity-based compensation) of $358,000, (ii) a decrease of $296,000 for advertising and promotion, web development and other marketing expenses, (iii) a decrease in expenses for industry trade shows and events of $194,000, and (iv) a decrease of $36,000 for outside marketing services.

The decrease in product development costs was primarily due to (i) a decrease in salaries and benefits (including equity-based compensation) of $193,000, (ii) a decrease in material costs of $35,000 and, (iii) a decrease in travel of $16,000.

Operating Loss

We had an operating loss of $2,953,000 for the year ended December 31, 2023, as compared to an operating loss of $5,724,000 for the year ended December 31, 2022, a decrease of $2,771,000, or 48%. The operating loss included $188,000 of non-cash, stock-based compensation expenses and $26,000 for depreciation and amortization in the year ended December 31, 2023, as compared to $631,000 for a goodwill impairment charge, $314,000 for stock-based compensation, and $26,000 of depreciation and amortization for the year ended December 31, 2022. Excluding these non-cash items, our adjusted operating loss decreased by $2,013,000.

Other Income (Expense)

Our other income (net) decreased by $185,000 from $227,000 for the year ended December 31, 2022, to $42,000 for the year ended December 31, 2023. The other income for 2023 primarily consisted of (i) $34,000 for interest on our money market account, and (ii) $8,000 for and adjustment to our ERC credit and unclaimed property. The other income for 2022 primarily consisted of (i) $185,000 from an insurance settlement, and (ii) $35,000 for interest on a money market account.

Net Loss

Overall, we had a net loss of $2,912,000 for the year ended December 31, 2023, as compared to a net loss of $5,497,000 for the year ended December 31, 2022, a decrease of $2,585,000. The net loss included $188,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $26,000 in the year ended December 31, 2023, as compared to $631,000 for a goodwill impairment charge, $314,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $26,000 in the year ended December 31, 2022. Excluding these non-cash items, our adjusted net loss decreased by $1,828,000.

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2023, we had cash and cash equivalents of $12,508,000, compared to cash and cash equivalents of $18,637,000 as of December 31, 2022. The decrease in cash and cash equivalents during the year ended December 31, 2023 was the result of cash used in operations of $6,129,000. Our cash is held in bank depository accounts in certain financial institutions. During the year ended December 31, 2023, we held deposits in financial institutions that exceeded the federally insured amount.

On February 15, 2022, we received the net proceeds from the offering of shares of common stock and warrants to purchase common stock in the amount of $21,711,000.

As of December 31, 2023, we had accounts receivable (net of allowance for doubtful accounts) of $19,000, contract assets of $224,000, inventory (net of excess and obsolete allowance) of $296,000, and prepaid expenses and other of $313,000 (including $5,500 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability, especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of December 31, 2023, we had no indebtedness, total accounts payable and accrued liabilities of $625,000, deferred revenue of $500,000, and the current portion of operating lease liability of $127,000. As of December 31, 2023, we had working capital of $12,110,000, compared to a working capital of $14,724,000 as of December 31, 2022.

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Because of the challenges to the CEA industry economy and the specific challenges of our business, we cannot predict the continuing level of working capital that we will have in the future. As mentioned elsewhere, we have taken steps to conserve our cash resources by reducing staff and taking other cost cutting measures and we will continue to evaluate further such measures in the future.

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2023 and December 31, 2022:

	For the Twelve Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(6,129,000)	$(3,190,000)
Net cash used in investing activities	-	(28,000)
Net cash provided by financing activities	-	19,695,000
Net increase (decrease) in cash	$(6,129,000)	$16,477,000

Operating Activities

We incurred a net loss for the year ended December 31, 2023 of $2,912,000 compared to a net loss for the year ended December 31, 2022 of $5,497,000. We had an accumulated deficit of $37,190,000 as of December 31, 2023.

Cash used in operations for the year ended December 31, 2023 was $6,129,000 compared to cash used in operations of $3,190,000 for the year ended December 31, 2022, an increase of $2,939,000. The increase was primarily attributable to: (i) an increase in cash used for working capital of $4,965,000, (ii) a decrease in net loss of $2,586,000 and, (iii) a decrease in non-cash operating charges of $560,000. Significant non-cash items during 2023 included: (i) stock-related compensation of $188,000, (ii) excess and obsolete inventory charges of $122,000, and (iii) $107,000 for the amortization on an ROU asset. Significant non-cash items during 2022 included: (i) a goodwill impairment charge of $631,000, (ii) stock-related compensation of $314,000, and (iii) $103,000 for the amortization on an ROU asset.

Investing Activities

Cash provided by investing activities for the year ended December 31, 2023 was less than $1,000, compared to $28,000 cash used in investing activities for the year ended December 31, 2022. The change was related to lower purchases of property and equipment.

Financing Activities

There were no cash flows from financing activities during the year ended December 31, 2023.

Cash flows from financing activities during the year ended December 31, 2022, was the result of cash proceeds from the sale of common stock and warrants (net of issuance costs) of $21,711,000, offset by a cash payment of $2,016,000 for the redemption of series B preferred stock, including related dividends.

Common Stock Equity Offering

On February 10, 2022, the Company signed a firm commitment underwriting agreement for the public offering of shares of common stock and warrants, which closed on February 15, 2022. The Company received net proceeds of approximately $21,711,000, for the sale of 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00. The Company also issued to the representative of the underwriters 290,557 warrants, each warrant to purchase one share of common stock at an exercise price of $5.16, during the period commencing August 9, 2022, and expiring on February 10, 2027.

The net proceeds from the offering have been used for general corporate and working capital purposes. In connection with the offering, we listed our common stock on the Nasdaq Capital Market under the symbol “CEAD” and our warrants under the symbol “CEADW”. As a result, effective February 10, 2022, trading started for both shares of the Company’s common stock and certain of the Company’s warrants commenced on Nasdaq. We received a continued listing deficiency letter and must satisfy the deficiency prior to April 9, 2024, which if not satisfied will require Nasdaq to delist both securities.

Capital Raising

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2023, we had an accumulated deficit of $37,190,000, working capital of $12,110,000, and stockholders’ equity of $12,261,000.

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

Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

Given the current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2023, we had no off-balance sheet arrangements. During the years ended December 31, 2023 and December 31, 2022, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 15 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the significant events occurring since December 31, 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

Under the supervision of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

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

The material weaknesses in internal control over financial reporting as of December 31, 2023, remained unchanged from December 31, 2022. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2023.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	65	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	69	Director; Compensation Committee Chair; Audit Committee Member
Nicholas J. Etten	56	Director; Nominating Committee Chair; Audit Committee Member
Troy L. Reisner	56	Director; Audit Committee Chair; Compensation Committee Member
Marion Mariathasan	49	Director; Nominating Committee Member

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

Troy L. Reisner (2022)

Troy Reisner was appointed as a director on January 17, 2022. Mr. Reisner is currently the Chief Financial Officer at Phunware Inc., headquartered in Austin, Texas, where he leads the finance and accounting function, including raising capital and corporate governance matters. Prior to this role, Mr. Reisner was the Chief Financial Officer at Keystone Tower Systems, Inc., where he led the finance and accounting functions, and served as an executive team member. Before joining Keystone, Troy was a partner with the public accounting firm of Deloitte & Touche LLP until his retirement. Troy brings significant cumulative knowledge and expertise in accounting & auditing, including PCAOB auditing standards, M&A transactions, financial due diligence, financial reporting, including expertise in SEC rules, regulations & reporting, internal controls over financial reporting, and capital market and corporate governance experience and expertise.

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

Board Diversity

While a company is listed on Nasdaq, each year the board of directors, pursuant to the requirements of the Nasdaq Stock Market, will review the appropriate characteristics, skills, and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates, we will consider factors including, without limitation, an individual’s character, integrity, judgment, potential conflicts of interest, other commitments, and diversity. While we have no formal policy regarding board diversity for our board of directors as a whole nor for each individual member, our board of directors will consider such factors as gender, race, ethnicity and experience, area of expertise, as well as other individual attributes that contribute to the total diversity of viewpoints and experience represented on the board of directors. If we are not listed on Nasdaq, we may not continue to consider diversity in the nominations or appointment of directors.

The following is a table indicating the current board diversity as of March 29, 2024.

Total Number of Directors	Five

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	-	5	-	-
Part II: Demographic Background
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	-	4	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-	-	-	-
Did Not Disclose Demographic Background	-	1	-	-

Director Independence

The Nasdaq marketplace rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent, or, if a listed company has no nominations committee, that director nominees be selected or recommended for the board’s selection by independent directors constituting a majority of the board’s independent directors. The Nasdaq marketplace rules further require that audit committee members satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. If we are not listed on Nasdaq or another exchange or trading medium that does not have similar marketplace rules, then we may not continue to adhere to such rules and committee compositions and policies.

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

The Nominating Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service, or if the Nominating Committee decides not to re-nominate a member for re-election, the committee identifies the desired skills and experience of a prospective director nominee in light of the criteria above or determines to reduce the size of the Board. Research may also be performed to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, nor do we anticipate doing so in the future.

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

Insider Trading Arrangements and Policies

We have adopted an insider trading compliance policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. The insider trading policy prohibits the use of material non-public information about the Company when making decisions to purchase, sell, give away or otherwise trade in the Company’s securities or to provide such information to others outside the Company. We have established black-out periods to which covered persons are subject related to the filing of our regular reports with the Securities and Exchange Commission. The Company may impose additional black-out periods from time to time as other types of material non-public information occur when material non-public events or disclosures are pending. Covered persons are permitted to trade in the Company’s securities only when there is no black-out period in effect and such trade has been pre-cleared by the appointed Company officer, or when a qualified 10b5-1 plan has been established in accordance with federal securities laws. No covered person has adopted or terminated a Rule 10b5-1 trading plan during the last fiscal quarter of the fiscal year to which this report relates.

Clawback Policy

Our board of directors has adopted a written policy to recover “excess” compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The compensation includes both cash-based and equity-based incentives. The compensation covered includes incentive awards awarded to any individuals (including former employees) who served as an executive officer during the three most recently completed fiscal years preceding the date on which the preparation of an accounting restatement is required, provided that the executive officers were awarded more incentive awards than they would have received if the financial statements had been prepared correctly. The recovery will include an executive incentive award even if the executive was not involved in preparing the financial statements or did not commit misconduct that led to the restatement. Restatements attributable to an inadvertent error also will subject executive officers to the recovery of previously received incentive awards.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In 2023, the Board held four meetings. Most of our directors attended 100% of the Board meetings that were held during the periods when he was a director and each of our directors attended 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. The Board also took a number of actions by unanimous consent, pursuant to Nevada corporate law and our by-laws. We do not have a policy requiring that directors attend our annual meetings of stockholders.

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

Based solely on our review of the copies of reports furnished to us, other than as noted below, we believe that during the fiscal year ended December 31, 2023, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Positions
Anthony K. McDonald	65	Chief Executive Officer and President; Director
Ian K. Patel	50	Chief Financial Officer, Treasurer and Secretary*

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

Item 11. Executive Compensation

Director Compensation Program

On January 17, 2022 (the “Effective Date”), the Board of Directors adopted a revised compensation plan for directors. The Plan was effective retroactively for the then current independent directors and provided compensation for subsequent directors elected or appointed after the Effective Date of the plan.

The plan is divided into two phases: from the Effective Date of the Plan until February 9, 2022, the day prior to the uplisting of the Company to Nasdaq (the “Pre-uplist”) and from February 10, 2022, the Nasdaq uplist date forward (“Post-uplist”).

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

All independent directors, Messrs. Shipley, Etten, Reisner, and Mariathasan, are subject to the plan.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2023 and 2022 to the individuals who served as our independent directors during such period.

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2), (3)	Option Awards (4), (5)	Total
James R. Shipley	2023	$30,000	$25,000	$-	$55,000
	2022	$27,500	$-	$15,000	$42,500
Nicholas J. Etten	2023	$30,000	$25,000	$-	$55,000
	2022	$27,500	$-	$15,000	$42,500
Troy Reisner	2023	$35,000	$25,000	$-	$60,000
	2022	$32,500	$25,000	$-	$57,500
Marion Mariathasan	2023	$25,000	$25,000	$-	$50,000
	2022	$22,500	$25,000	$-	$47,500

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects grants to two independent directors of 3,367 each of restricted stock units on January 17, 2022, in connection with their appointment. 1,684 shares were immediately vested and 1,683 vested on January 17, 2023.

(3) Reflects grants to each independent director of 29,758 of restricted stock units on January 3, 2023, in connection with the director compensation plan. The shares vested immediately.

(4) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2023 included in this Annual Report.

(5) Reflects a grant to each independent director on January 3, 2022 of non-qualified stock options to purchase 3,125 shares of the Company’s common stock.

The aggregate number of non-qualified stock options and restricted stock units held as of December 31, 2023, by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units	Total
James R. Shipley	10,561	-	10,561
Nicholas J. Etten	10,561	-	10,561

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

Name	Shares Underlying Restricted Stock Units
Nicholas J. Etten	45,455
Troy L. Reisner	45,455
Marion Mariathasan	45,455
136,365

Mr. Shipley declined to receive the 45,455 restricted stock units which he was entitled to receive under the January 17, 2022 compensation plan.

These restricted stock units vested upon grant.

Executive Compensation

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	2023	$350,000	$10,938	$-	$32,370	$-	$-	$22,245	$415,552
	2022	$338,173	$22,917	$-	$22,917	$-	$-	$19,313	$403,320
Ian K. Patel- Chief Financial Officer, Secretary, and Treasurer (3)	2023	$275,000	$6,445	$-	$19,075	$-	$-	$16,583	$317,103
	2022	$212,596	$-	$-	$33,000	$-	$-	$7,615	$253,212
Richard B. Knaley - Chief Financial Officer and Treasurer (4)	2022	$54,719	$-	$-	$-	$-	$-	$1,499	$56,218

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2022 or 2023, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2023, included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2023 and 2022 years. The 2023 and 2022 bonuses were paid in recognition of services rendered and contributions to the Company’s performance in the prior year, in respect of the 2021 Annual Incentive Plan. 2023 option awards include non-qualified stock options to purchase 36,642 shares of common stock which vested upon grant. 2022 option awards include non-qualified stock options to purchase 9,230 shares of common stock which vested upon grant. The options for both years were awarded in recognition of services rendered and contributions to the Company’s performance in the prior year, pursuant to the 2021 Annual Incentive Plan.  Other compensation in 2023 and 2022 includes (i) employer-paid portion of health plan benefits ($9,045 and $7,113, respectively), and (ii) employer matching contributions under our 401(k) plan ($13,200 and $12,200, respectively).

(3) Mr. Patel was appointed Chief Financial Officer, Secretary and Treasurer in March 2022. Amounts presented include all compensation for Mr. Patel for 2023 and 2022. The 2023 bonus was paid in recognition of services rendered and contributions to the Company’s performance in the prior year, in respect of the 2021 Annual Incentive Plan. 2023 option awards include non-qualified stock options to purchase 21,592 shares of common stock which vested upon grant. The options were awarded in recognition of services rendered and contributions to the Company’s performance in the prior year, pursuant to the 2021 Annual Incentive Plan. 2022 option awards include non-qualified stock options to purchase 15,000 shares of common stock awarded subject to his employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation in 2023 and 2022 includes (i) employer-paid portion of health plan benefits ($5,325 and $0, respectively), and (ii) employer matching contributions under our 401(k) plan ($11,258 and $7,615, respectively).

(4) Mr. Knaley was appointed Chief Financial Officer and Treasurer in June 2021. Amounts presented include all compensation for Mr. Knaley for the full 2022 year.  Option awards include non-qualified stock options to purchase 13,333 shares of common stock awarded subject to his employment agreement. Some of these options are subject to certain vesting (see Outstanding Equity Awards table, below). Other compensation includes the employer-paid portion of health plan benefits.  Mr. Knaley resigned his position effective February 18, 2022, and the options to purchase the shares under the common stock award were terminated on March 20, 2022.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (1) (2) (3) (4)	33,333	–	–	$13.35	11/28/2028	–	–	–	–
	6,667	–	–	$10.50	1/2/2030	–	–	–	–
	1,791	–	–	$19.50	2/16/2031	–	–	–	–
	45,269	–	–	$7.35	11/24/2031	–	–	–	–
	9,230	–	–	$2.51	4/1/2032
	36,642	–	–	$0.90	3/31/2033
	132,932

Ian K. Patel (6) (7)	5,000	10,000	–	$2.20	3/11/2032
	21,592	–	–	$0.90	3/31/2033
	26,592

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

(2) On November 24, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 4,452 shares of common stock under our 2021 Equity Incentive Plan, of which: (i) 1,484 options vested and became exercisable on the grant date, (ii) 1,484 options vested and became exercisable on November 24, 2022, and (iii) 1,484 options vested and became exercisable on November 24, 2023. Also on November 24, 2021, we granted to Mr. McDonald incentive stock options to purchase 40,815 shares of common stock under our 2021 Equity Incentive Plan of which: (i) 13,605 options vested and became exercisable on the grant date, (ii) 13,605 options vested and became exercisable on November 24, 2022, and (iii) 13,605 options vested and became exercisable on November 24, 2023. These grants were in accordance with a new Executive Employment Agreement effective November 24, 2021.

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

(5) On March 31, 2023, we granted Mr. McDonald non-qualified stock options to purchase 36,642 shares of common stock under our 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

(6) On March 11, 2022, we granted to Mr. Patel non-qualified stock options to purchase 15,000 shares of common stock under our 2021 Equity Incentive Plan, of which: 2,000 options vested and became exercisable on the grant date. The balance of the non-qualified options vest and become exercisable as follows: (i) 3,000 on March 11, 2023, (ii) 5,000 on March 11, 2024, and (iii) 5,000 on March 11, 2025. These options were in accordance with his Employment Agreement effective March 11, 2022.

(7) On March 31, 2023, we granted Mr. Patel non-qualified stock options to purchase 21,592 shares of common stock under our 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

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

The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 29, 2024. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o CEA Industries Inc. 385 South Pierce Avenue, Suite C, Louisville, CO 80027.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Anthony K. McDonald (3)	141,051	1.7%
Nicholas J. Etten (4)	85,774	1.0%
Troy L. Reisner (5)	78,580	*%
Marion Mariathasan (6)	78,580	*%
James R. Shipley (7)	40,319	*%

Executive Officers who are not Directors
Ian K. Patel (8)	31,592	*%

Executive Officers and Directors as a Group	455,896	5.6%

5% or More Stockholders
Lance Finlinson (9)	805,971	9.8%
Lind Global Fund II LP, Lind Global Partners II LLC, and Jeff Easton (10)	415,000	5.05%

*Represents less than 0.1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 8,212,737 shares of the Company’s common stock issued and outstanding as of March 29, 2023.

(3) Includes 132,932 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(4) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days and 75,213 shares of common stock issued as restricted stock units.

(5) Includes 78,580 shares of common stock issued as restricted stock units.

(6) Includes 78,580 shares of common stock issued as restricted stock units.

(7) Includes 10,561 shares of common stock issuable upon the exercise of options exercisable within 60 days and 29,758 shares of common stock issued as restricted stock units.

(8) Includes 31,592 shares of common stock issuable upon the exercise of options exercisable within 60 days and does not include 5,000 shares of common stock that become exercisable in the future.

(9) As reported on Form 13D filed by Lance Finlinson dated November 30, 2023.

(10) As reported on Form 13D filed by Lind Global Fund II LP, Lind Global Partner II LLC and Jeff Easton dated December 31, 2023. The reporting persons ownership consists of 613,366 warrants. The provisions of the warrants limit the holder’s ability to beneficially own greater than 4.99% of the Company without prior notice to the Company. The holder may increase its beneficial ownership to a maximum of 9.99% upon giving at least 61 days’ notice to the Company. Following the exercise of the 415,000 warrants indicated in the Form 13D, the beneficial ownership of the reporting person’s ownership of the Company’s increased number of common shares would be 4.8%.

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the years ended December 31, 2023, and December 31, 2022, the Company paid $18,273 and $9,884, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500, with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577, increasing the total of the second sales order to $14,477. Revenue and cash of $16,977 was recorded in the year ended December 31, 2023, in respect of these agreements.

During 2023, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2023 and December 31, 2022. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees for SGA for the year ended December 31, 2023 and for the year ended December 31, 2022.

	2023		2022
Audit Fees	$111,000		$107,060
Audit-Related Fees	2,725		90,000
Tax Fees	10,943	(1)	12,574	(2)
Total	$124,668		$209,634

(1) Tax fees in 2023 relate to tax returns for the 2022 year.

(2) Tax fees in 2022 relate to tax returns for the 2021 year.

Audit Fees. Audit fees consist of fees billed by our independent registered public accounting firms for professional services rendered in connection with the audit of our annual consolidated financial statements, and the review of our consolidated financial statements included in our quarterly reports.

Audit-Related Fees. Audit-related services consist of fees billed by our independent registered public accounting firms for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include the review of our proxy statement.

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

CEA Industries Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEA Industries Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEA Industries Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 29, 2024

CEA Industries Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash and cash equivalents	$12,508,251	$18,637,114
Accounts receivable, net	18,655	2,649
Contract assets, net	224,414	-
Inventory, net	296,404	348,411
Prepaid expenses and other	313,115	1,489,921
Total Current Assets	13,360,839	20,478,095
Noncurrent Assets
Property and equipment, net	38,558	68,513
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	356,109	462,874
Total Noncurrent Assets	411,244	547,964

TOTAL ASSETS	$13,772,083	$21,026,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$624,724	$1,207,258
Deferred revenue	499,800	4,338,570
Accrued equity compensation	-	89,970
Current portion of operating lease liability	126,724	118,235
Total Current Liabilities	1,251,248	5,754,033

Noncurrent Liabilities
Operating lease liability, net of current portion	259,627	376,851
Total Noncurrent Liabilities	259,627	376,851

TOTAL LIABILITIES	1,510,875	6,130,884

Commitments and Contingencies (Note 10)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 8,076,372 and 7,953,974 shares issued and outstanding, respectively	81	80
Additional paid in capital	49,451,419	49,173,836
Accumulated deficit	(37,190,292)	(34,278,741)
Total Shareholders’ Equity	12,261,208	14,895,175

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,772,083	$21,026,059

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022
Revenue	$6,910,951	$11,283,189

Cost of revenue	6,368,872	10,138,249

Gross profit	542,079	1,144,940

Operating expenses:
Advertising and marketing expenses	273,409	1,157,871
Product development costs	76,487	319,987
Selling, general and administrative expenses	3,145,328	4,759,865
Goodwill impairment charges	-	631,064
Total operating expenses	3,495,224	6,868,787

Operating loss	(2,953,145)	(5,723,847)

Other income (expense):
Other income (expense), net	7,778	191,358
Interest income (expense), net	33,816	35,314
Total other income (expense)	41,594	226,672

Loss before provision for income taxes	(2,911,551)	(5,497,175)

Income taxes	-	-

Net loss	$(2,911,551)	$(5,497,175)

Convertible preferred series B stock dividends	-	(35,984)
Deemed dividend on convertible preferred series B stock on down round	-	(439,999)

Net loss available to common shareholders	$(2,911,551)	$(5,973,158)

Loss per common share – basic and diluted	$(0.36)	$(0.84)

Weighted average number of common shares outstanding, basic and diluted	8,075,228	7,094,410

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

	Common Stock		Additional		Shareholders’
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Equity (Deficit)
Balance December 31, 2021	1,600,835	$16	$25,211,017	$(28,781,566)	$(3,570,533)
Fair value of vested stock options granted to employees	-	-	229,423	-	229,423
Fair value of vested stock options granted to directors	-	-	29,656	-	29,656
Common shares issued in settlement of restricted stock units issued to directors	3,367	0	24,994	-	24,994
Stock based compensation	-	-	23,663	-	23,663
Common shares and warrants issued for cash	5,811,138	58	21,711,073	-	21,711,131
Dividends on series B preferred stock	-	-	(35,984)	-	(35,984)
Issuance of common shares to round up partial shares following reverse split	6,798	-	-	-	-
Common shares and warrants issued on conversion of series B preferred stock	362,306	4	1,979,996	-	1,980,000
Cashless exercise of prefunded warrants	169,530	2	(2)	-	-
Net loss	-	-	-	(5,497,175)	(5,497,175)
Balance December 31, 2022	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	176,268	-	176,268
Common shares issued in settlement of restricted stock units issued to directors	122,398	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(2,911,551)	(2,911,551)
Balance December 31, 2023	8,076,372	$81	$49,451,419	$(37,190,292)	$12,261,208

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(2,911,551)	$(5,497,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	29,655	32,442
Share-based compensation	187,615	307,736
Provision for doubtful accounts	(2,056)	(54,708)
Provision for excess and obsolete inventory	121,791	(20,472)
Loss on disposal of assets	100	4,489
Operating lease expense	106,765	103,003
Goodwill impairment charges	-	631,064

Changes in operating assets and liabilities:
Accounts receivable	(13,950)	231,504
Contract assets	(224,414)	-
Inventory	(69,784)	50,387
Prepaid expenses and other	1,176,806	(216,202)
Accounts payable and accrued liabilities	(582,534)	(175,409)
Deferred revenue	(3,838,771)	1,498,732
Operating lease liability, net	(108,735)	(91,279)
Accrued equity compensation	-	6,345
Net cash used in operating activities	(6,129,063)	(3,189,543)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(30,348)
Proceeds from the sale of property and equipment	200	2,250
Net cash provided by (used in) investing activities	200	(28,098)

Cash Flows From Financing Activities
Payment of dividends on series B preferred stock	-	(35,984)
Redemption of series B preferred stock	-	(1,980,000)
Net cash proceeds on sale of common stock and warrants, net of expenses	-	21,711,131
Net cash provided by financing activities	-	19,695,147

Net change in cash and cash equivalents	(6,128,863)	16,477,506
Cash and cash equivalents, beginning of period	18,637,114	2,159,608
Cash and cash equivalents, end of period	$12,508,251	$18,637,114

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Conversion of series B preferred stock	-	$1,980,000
Deemed dividend on series B preferred stock arising on down round	-	$439,999
Cashless exercise of prefunded warrants		$2
Options issued for accrued equity compensation liability	$89,970	$-

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2023, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

Refer to Risk Factors, included in Part I, Item 1A of this Annual Report on Form 10-K above, for further discussion of the possible impact of the COVID-19 pandemic on our business.

Impact of Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. The Company continues to experience recurring losses since its inception. As a result, in order to continue as a going concern, the Company has been reliant on the ability to obtain additional sources of financing to fund growth. As indicated in Note 11 – Preferred and Common Stock below, on February 15, 2022, the Company received approximately $21,711,000 in net proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the issuance of these consolidated financial statements. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of December 31, 2023, the Company held cash in bank depository accounts of approximately $12,508,000, consequently $12,258,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount, and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of December 31, 2023, and December 31, 2022, the allowance for doubtful accounts was $125,177 and $127,233, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2023, and December 31, 2022, the allowance for excess and obsolete inventory was $192,698 and $70,907, respectively.

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

Long-lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2023 and 2022.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Goodwill and Intangible Assets

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

Intangible Assets

Intangible assets consist of website development costs and trademarks. Website development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life.

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

Due to their short-term nature, the carrying values of accounts receivable, contract assets, accounts payable, and accrued expenses, approximate fair value.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

Based on the aforementioned guidance and considerations, the Company determined that disaggregation of revenue by equipment sales, engineering and other services, shipping and handling, and forfeited non-refundable customer deposits was required.

The following table sets forth the Company’s revenue by source:

	For the Twelve Months Ended December 31,
	2023	2022
Equipment and systems sales	$6,153,322	$10,737,875
Engineering and other services	501,921	472,464
Shipping and handling	21,573	72,850
Forfeited non-refundable customer deposits	234,135	-
Total revenue	$6,910,951	$11,283,189

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. Contract assets increased by $224,414 in 2023, due to revenue recognition related to the partial satisfaction of performance obligations, on three contracts with one customer, for which we have not yet billed out customer. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of December 31, 2023, and December 31, 2022, the allowance for doubtful accounts was $1,436 and $0, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2024. As of December 31, 2023, and 2022, the Company had contract assets of $224,414 and $0, respectively.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2023, and December 31, 2022, deferred revenue, which was classified as a current liability, was $499,800 and $4,338,570, respectively.

For the year ended December 31, 2023, the Company recognized revenue of $3,911,083 related to the deferred revenue at January 1, 2023, or 90%. For the year ended December 31, 2022, the Company recognized revenue of $2,318,935 related to the deferred revenue at January 1, 2022, or 82%.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

As of December 31, 2023, the Company’s remaining performance obligations, or backlog, was $435,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2023, contains a booked sales order of $39,000 (9% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer.

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2024	Total
Remaining performance obligations related to partial equipment paid contracts	435,000	435,000
Total remaining performance obligations	$435,000	$435,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2023, and December 31, 2022, the Company had an accrued warranty reserve amount of $191,338 and $180,457, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Revenue

Cost of revenue includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023. Three customers accounted for 27%, 26% and 11% of the Company’s revenue for the year ended December 31, 2022.

The Company’s accounts receivable from three customers made up 59%, 29%, and 12%, respectively, of the total balance as of December 31, 2023. The Company’s accounts receivable from two customers made up 57%, and 43%, respectively, of the total balance as of December 31, 2022.

Three suppliers accounted for 34%, 17%, and 16% of the Company’s purchases of inventory for the year ended December 31, 2023, and four suppliers accounted for 30%, 17%, 16%, and 11% of the Company’s purchases of inventory for the year ended December 31, 2022.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2023 and December 31, 2022, the Company incurred $76,487 and $319,987, respectively, on product development.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of December 31, 2023, and December 31, 2022, 7,982,916 and 7,876,334 potential common share equivalents from warrants, options, and restricted stock units, respectively, were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-07 on its disclosures.

In December 2022, the FASB issued ASU No. 2022-06, which defers the sunset date of Reference Rate Reform (Topic 848):Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) from December 31, 2022 to December 31, 2024. ASU No. 2022-06 was effective upon issuance. Topic 848 provides temporary optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

In September 2022, the FASB issued Update 2022-04, “Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The update was issued in response to requests from financial statement users for increased transparency surrounding the use of supplier finance programs. The amendments in Update 2022-04 require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments in this update do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated results of operations, cash flows and financial position.

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

The Louisville Facility Lease

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

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	As of December 31, 2023	As of December 31, 2022
Operating lease right-of-use asset	$356,109	$462,874
Operating lease liability, current	$126,724	$118,235
Operating lease liability, long-term	$259,627	$376,851

Remaining lease term	3.1 years	4.1 years
Discount rate	3.63%	3.63%

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash paid for operating lease	$124,897	$111,204

Future annual minimum under non-cancellable operating leases as of December 31, 2023 were as follows:

Years ended December 31,
2024	128,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	409,273
Less imputed interest	(22,922)
Present value of minimum lease payments	$386,351

Note 4 – Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2023	2022
Finished goods	$366,844	$270,555
Work in progress	-	155
Raw materials	122,258	148,608
Allowance for excess & obsolete inventory	(192,698)	(70,907)
Inventory, net	$296,404	$348,411

Overhead expenses of $13,679 and $12,770 were included in the inventory balance as of December 31, 2023 and 2022, respectively.

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2023	2022
Furniture and equipment	$275,994	$278,389
Vehicles	15,000	15,000
	290,994	293,389
Accumulated depreciation	(252,436)	(224,876)
Property and equipment, net	$38,558	$68,513

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Depreciation expense amounted to $29,655 for the year ended December 31, 2023, of which $2,818 was allocated to cost of revenue, $705 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $32,442 for the year ended December 31, 2022, of which $4,856 was allocated to cost of revenue, $1,214 was allocated to inventory, with the remainder recorded as selling, general and administrative expense.

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2023	2022
Website development costs	$22,713	$22,713
Trademarks	1,830	1,830
	24,543	24,543
Accumulated amortization	(22,713)	(22,713)
Intangible assets, net	$1,830	$1,830

Website development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. No amortization expense was recorded during the years ended December 31, 2023 and December 31, 2022 as the website development costs have been fully amortized.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2023	2022
Accounts payable	$183,359	$311,162
Sales commissions payable	1,710	25,951
Accrued payroll liabilities	189,829	465,094
Product warranty accrual	191,338	180,457
Other accrued expenses	58,488	224,594
Total	$624,724	$1,207,258

Note 8 – Temporary Equity

As of December 31, 2021, 3,300 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were issued and outstanding and recognized in the financial statements at their redemption value of $3,960,000.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

The Series B Preferred Stock was mandatorily convertible on the third anniversary of its issuance. All conversions of the Series B Preferred Stock were subject to a blocker provision of 4.99%.

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2,015,984 in cash, which included both principal of $1,980,000 and accrued dividends of $35,984.

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

The Company has no shares of Series B Preferred Stock issued or outstanding as of December 31, 2023 or December 31, 2022.

Note 9 – Related Party Agreements and Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the years ended December 31, 2023 and December 31, 2022, the Company paid $18,273 and $9,884, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. Revenue and cash of $16,977 was recorded in the year ended December 31, 2023 in respect of these agreements.

Note 10 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

Given the current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

Regardless, we intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

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

Note 11 – Preferred and Common Stock

Preferred Stock

Authorized Preferred Stock

As of December 31, 2023, and December 31, 2022, the Company was authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share.

No shares of preferred stock were issued or outstanding as of December 31, 2023 and December 31, 2022.

Series B Preferred Stock

As further described in Note 8 – Temporary Equity above, as of December 31, 2021, 3,300 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) were issued and outstanding and recognized in the financial statements at their redemption value of $3,960,000.

On February 16, 2022, the Company redeemed 1,650 shares of its Series B Preferred Stock for payment of $2,015,984 in cash, which included both principal of $1,980,000 and accrued dividends of approximately $35,984.

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

Consequently, as of December 31, 2023 and December 31, 2022, no shares of Series B Preferred Stock were issued and outstanding.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Common Stock

Authorized Common Stock

As of December 31, 2023, and December 31, 2022, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share.

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

Issued Common Stock

As of December 31, 2023, and December 31, 2022, the Company had 8,076,372 and 7,953,974 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2023, the Company issued shares of its common stock as follows:

●	On January 3, 2023, the Company issued 119,032 shares of common stock in settlement of restricted stock units issued to directors pursuant to the director compensation plan.

●	Effective January 17, 2023, the Company issued 3,366 shares of common stock in settlement of restricted stock units that vested to two independent directors.

Consequently, effective December 31, 2023, 8,076,372 shares of common stock were issued and outstanding.

During the year ended December 31, 2022, the Company issued shares of its common stock as follows:

●	On January 17, 2022, the Company issued 3,367 shares of common stock in settlement of restricted stock units issued to newly appointed directors.

●	Effective January 27, 2022, the Company issued 6,798 shares of common stock to round up partial shares resulting from the reverse share split described above

●	On February 15, 2022, the Company issued 5,811,138 shares of common stock and 6,572,808 warrants, each warrant to purchase one share of common stock for five years, exercisable immediately, at an exercise price of $5.00, for net proceeds of approximately $22 million.

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

●	On June 21, 2022, the Company issued 169,530 shares of common stock on the cashless exercise of 170,382 pre-funded conversion warrants.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Consequently, effective December 31, 2022, 7,953,974 shares of common stock were issued and outstanding.

As further discussed in Note 15. Subsequent Events below:

Effective January 2, 2024, the Company issued 136,365 shares of common stock in settlement of restricted stock units issued to three directors that vested immediately.

Consequently, as of the date of the issuance of these financial statements 8,212,737 shares of our common stock are issued and outstanding.

Note 12 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended December 31, 2023 and 2022:

			Weighted	Weighted Average
			Average	Remaining		Aggregate
	Warrants		Exercise	Life		Intrinsic
	Outstanding	Exercisable	Price	In Months		Value

Outstanding at December 31, 2021	227,719	227,719	$9.59	33		-

Granted	7,566,435	7,566,435	$4.89	50	*	$141,434

Exercised	(170,382)	(170,382)	$0.01	-	*	($141,434)

Expired	0	0	$0.00	-		-

Outstanding at December 31, 2022	7,623,772	7,623,772	$5.14	49		-

Granted	-	-	-	-		-

Exercised	-	-	-	-		-

Expired	-	-	-	-		-

Outstanding at December 31, 2023	7,623,772	7,623,772	$5.14	37		-

*	Includes 170,382 warrants with an indefinite life.

The following table summarizes information about warrants outstanding at December 31, 2023.

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$9.45	192,982	192,982	9

$10.40	34,737	34,737	10

$5.00	7,105,496	7,105,496	38

$5.16	290,557	290,557	38

	7,623,772	7,623,772	37

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

No pre-funded conversion warrants remained outstanding at December 31, 2023 or December 31, 2022.

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

December 31, 2023

(in US Dollars except share numbers)

Note 13 – Equity Incentive Plans

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

As of December 31, 2023, of the 333,333 shares authorized under the 2017 Equity Plan, 163,692 relate to restricted shares issued, 145,512 relate to outstanding non-qualified stock options and 24,129 shares remain available for future equity awards.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Equity Incentive Plan Issuances During 2023

-	Issued 119,032 shares of common stock in settlement of restricted stock units issued to directors that vested immediately.

-	Issued 3,366 shares of its common stock to two independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted in January 2022.

-	Issued 138,489 non-qualified stock options under the 2021 Equity Incentive Plan as annual incentive compensation awards to 8 employees, based on the Company’s performance and each employee’s contributions to such performance during the year ended December 31, 2022. The non-qualified stock options were issued effective April 1, 2023, vested immediately and were valued at $122,344. During the year ended December 31, 2022, the Company had accrued estimated equity compensation expense of $89,970 in respect of the 2022 annual bonus. During the three months ended March 31, 2023, the Company accrued a further $32,374 equity compensation expense in respect of the 2022 annual bonus. The total of the $89,970 accrued at December 31, 2022, together with the $32,374 accrued during 2023, was transferred from accruals to additional paid in capital on the issuance of these options.

Share-based compensation costs (including expenses from the accrued compensation liabilities related to the annual incentive awards subsequently settled in non-qualified stock options) totaled $187,614 and $314,081 for the years ended December 31, 2023 and 2022, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022:

	For the Twelve Months Ended December 31,
	2023	2022
Share-based compensation expense included in:
Cost of revenue	$4,898	$12,403
Advertising and marketing expenses	1,113	13,921
Product development costs	3,570	7,442
Selling, general and administrative expenses	178,033	280,315
Total share-based compensation expense included in consolidated statement of operations	$187,614	$314,081

As of December 31, 2023, of the 666,667 shares authorized under the 2021 Equity Plan, 132,568 relate to restricted shares issued, 172,815 relate to outstanding non-qualified stock options, 40,816 relate to outstanding incentive stock options, and 320,467 shares remain available for future equity awards.

There was $5,398 in unrecognized compensation expense for unvested non-qualified stock options, incentive stock options and restricted stock units at December 31, 2023 which will be recognized over approximately 1 year.

As further discussed in Note 15 Subsequent Events below, effective January 3, 2024, the Company issued 136,365 shares of common stock in settlement of restricted stock units issued to three directors that vested immediately.

Restricted Stock Awards

No shares of restricted stock were issued during the year ended December 31, 2023 or the year ended December 31, 2022.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. The valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 152.23%; expected term of 10 years and risk-free interest rate 3.48%.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Employee and Consultant Options

A summary of the stock options granted to employees and consultants under the 2017 Equity Plan and the 2021 Equity Incentive Plan during the years ended December 31, 2023 and 2022 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2021	158,174	$10.99	7.6	$-
Granted	53,960	$2.90	9.2	$-
Exercised	-	$-	-	$-
Forfeited	(20,061)	$8.85	8.6	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2022	192,073	$8.94	7.6	$-
Granted	138,489	$0.90	6.9	$-
Exercised	-	$-	-	$-
Forfeited	(20,296)	$2.98	9.1	$-
Expired	(8,244)	$0.89	-	$-
Outstanding, December 31, 2023	302,022	$5.87	6.6	$-
Exercisable, December 31, 2023	292,022	$5.99	6.5	$-

A summary of non-vested stock options activity for employees and consultants under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2023 and 2022 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	41,846	$7.65	$-	$320,122
Granted	53,960	$2.86	$-	$154,555
Vested	(52,049)	$3.89	$-	$-
Forfeited	(15,000)	$8.52	$-	$-
Expired	-	$-	$-	$-
Nonvested, December 31, 2022	28,756	$5.03	$-	$144,541
Granted	138,489	$0.88	$-	$122,344
Vested	(156,912)	$0.92	$-	$(241,247)
Forfeited	(333)	$6.67	$-	$(2,225)
Expired	-	$-	$-	$-
Nonvested, December 31, 2023	10,000	$2.18	$-	$22,000

For the years ended December 31, 2023 and 2022, the Company recorded $86,298 and $149,081 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. The expense for 2023 was comprised of $44,263 for non-qualified stock options and $42,035 for incentive stock options. As of December 31, 2023, there was $5,398 in unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and 2021 Equity Plan during the years ended December 31, 2023 and 2022 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2021	50,872	$10.02	6.6	$-
Granted	6,250	$4.80	9.0	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, December 31, 2022	57,122	$9.44	6.0	$-
Granted	-	-	-	$-
Exercised	-	-	-	$-
Forfeited/Cancelled	-	-	-	$-
Expired	-	-	-	$-
Outstanding, December 31, 2023	57,122	$9.44	5.0	$-
Exercisable, December 31, 2023	57,122	$9.44	5.0	$-

A summary of non-vested non-qualified stock options activity for directors under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2023 and 2022 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2021	-	-	$-	$-
Granted	6,250	$4.75	$-	$29,656
Vested	(6,250)	$4.75	$-	$-
Forfeited	-	-	$-	$-
Expired	-	-	$-	$-
Nonvested, December 31, 2022	-	-	$-	$-
Granted	-	-	$-	$-
Vested	-	-	$-	$-
Forfeited	-	-	$-	$-
Expired	-	-	$-	$-
Nonvested, December 31, 2023	-		$-	$-

During the years ended December 31, 2023 and 2022, the Company incurred $0 and $29,656, respectively, as compensation expense related to 0 and 6,250 vested options, respectively, issued to directors. As of December 31, 2023, there was no unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2021 Equity Plan during the years ended December 31, 2023 and 2022 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2021	-	$-	$-
Granted	6,734	$7.42	$-
Vested and settled with share issuance	(3,367)	$7.42	$-
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2022	3,366	$7.42	$-
Granted	119,032	$0.84	$-
Vested and settled with share issuance	(122,398)	$1.02	$-
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2023	-	$-	$-

For the years ended December 31, 2023 and 2022, the Company recorded $101,316 and $18,736 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2023, there was $0 in unrecognized share-based compensation related to unvested RSUs.

As further discussed in Note 15 Subsequent Events below, effective January 2, 2024, the Company issued 136,365 shares of common stock in settlement of restricted stock units issued to three directors that vested immediately.

Note 14 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2023 or 2022 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2023	2022
Income taxes computed at the federal statutory rate	$(611,000)	$(1,154,000)
States taxes, net of federal benefits	(115,000)	(217,000)
Permanent differences	2,000	7,000
True-up adjustments	(89,000)	164,000
Adjustment to net operating loss	(45,000)	(30,000)
Change in valuation allowance	858,000	1,230,000
Reported income tax (benefit) expense	$-	$-

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

The components of the net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Net operating losses	$7,195,000	$6,474,000
Equity compensation	268,000	252,000
Other deferred tax assets	127,000	94,000
Total deferred tax assets	7,590,000	6,820,000
Deferred tax liabilities:
Other deferred tax liabilities	-	(88,000)
Total deferred tax liabilities	-	(88,000)
Net deferred tax assets before valuation allowance	7,590,000	6,732,000
Less valuation allowance	(7,590,000)	(6,732,000)
Net deferred tax assets	$-	$-

As of December 31, 2023, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $28,840,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. The balance of $17,644,000 NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

The securities sales we completed in September 2021 and February 2022, as described in Note 8 Temporary Equity and Note 11 Preferred and Common Stock above will need to be evaluated for determination of any “ownership change” that we may have undergone during a determination period. If an ownership change has occurred, our ability to use our net operating loss carryforwards is materially limited and it would harm our future post tax results by effectively increasing our future tax obligations.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2023 and 2022. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2019 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2023 or 2022, nor were any penalties or interest costs included in expense for the years ended December 31, 2023 and 2022.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2023

(in US Dollars except share numbers)

Note 15 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. The following events occurred after December 31, 2023.

Issuance of Common Stock

Effective January 2, 2024, the Company issued 136,365 shares of common stock in settlement of restricted stocks units issued to three directors that vested immediately, pursuant to the 2021 director compensation plan.

Workforce Reduction

The Company has experienced a decline in activity, as indicated in its 2023 sales and the substantially reduced level of its current backlog. This decline is due to many factors, including (i) recent challenges in the cannabis market, (ii) continued supply chain-related delays and cancellations that have affected many of its vendors and partners, and (iii) a broader slowdown in the macroeconomic environment.

As a result, the Company evaluated its current operations, personnel needs and liquidity to make sure our personnel levels match the activity we expect to service over the next several months. On January 5, 2024, we implemented a downsizing of our operations, including a 23% reduction in our workforce, and significant non-personnel cost reductions in order to preserve our cash resources and better reflect our activity levels.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: March 29, 2024	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 29, 2024	By:	/s/ Ian K. Patel
Ian K. Patel Chief Financial Officer, Treasurer, and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 29, 2024	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board

Dated: March 29, 2024	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: March 29, 2024	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

Dated: March 29, 2024	By:	/s/ Troy Reisner
Troy Reisner, Director

Dated: March 29, 2024	By:	/s/ Marion Mariathasan
Marion Mariathasan, Director

58

EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Form of Underwriting Agreement, dated as of 2022 (Incorporated herein by reference to Exhibit 1.1 to the Registration Statement on form S-1 as filed on February 4, 2022).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.1(d)	Certificate of Designations of Preferences, Rights, and Limitations of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed on September 30, 2021).

3.1(e)	Amendment to Articles of Incorporation to increase capitalization and redeem Class A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 4, 2021).

3.1(f)	Amendment to Articles of Incorporation to change corporate name (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 18, 2021).

3.1(g)	Amendment to Articles of Incorporation to affect a reverse split and fix the new capitalization of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report filed on February 1, 2022).

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2	Form of the Underwriter Representative Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 4, 2022).

4.3	Form of Investor Warrant Agreement, dated as of September 28, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 30, 2021).

4.4	Form of Placement Agent Warrant Agreement, dated as of September 30, 2021, by and between Registrant and ThinkEquity and designees (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 30, 2021).

4.5	Form of Warrant Agency Agreement for the Public Warrants between the Company and Continental Stock Transfer and Trust Company, dated February 10, 2022 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.6	Form of Public Warrant, issued February 10, 2022, with Continental Stock Transfer and Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.8	Description of Capital Stock (incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed March 28, 2023).

10.1+	Executive Employment Agreement between the Registrant and Anthony K. McDonald dated effective November 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2021).

10.2+	Executive Employment Agreement between the Registrant and Ian K. Patel, dated March 11, 2022 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 15, 2022).

10.3+	CEA Industries Inc, formerly Surna Inc., 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

59

10.4	Stock Repurchase Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 31, 2018).

10.5	Preferred Stock Option Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 31, 2018).

10.6	CEA Industries Inc,, formerly Surna Inc., 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit B to the Proxy Statement of the Registrant, for the annual meeting to be held May 28, 2021 filed on April 7, 2021).

10.7	Form of Securities Purchase Agreement, dated as of September 28, 2021, by and between Registrant and the institutional investor (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 30, 2021).

10.8	Form of Registration Rights Agreement, dated as of September 28, 2021, by and between Registrant and the institutional investor (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 30, 2021).

10.9

Form of Placement Agent Agreement, dated as of September 28, 2021, by and between Registrant and ThinkEquity (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 30, 2021).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

19.1*	Form of CEA Industries Statement of Policy on Insider Trading (adopted by the Board of Directors on November 24, 2021).

21.1*	Subsidiaries

23.1*	Consent of Sadler, Gibb & Associates, L.L.C., Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	CEA Industries Policy for the Recovery of Erroneously Awarded Compensation adopted March 1, 2023.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

60