Form 10-Q
period 2024-03-31
CEA Industries Inc.
filed 2024-05-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 14, 2024, the number of outstanding shares of common stock of the registrant was 8,212,737.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2024

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the prospects of our existing and prospective customers, including the decrease in new client contracts;

●	our overall financial condition, including declining revenues, the impact of higher interest rates and inflation, business disruption due to the COVID-19 pandemic, the Ukraine war, Israeli conflict, and the supply chains on which we depend:

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter;

●	the inherent uncertainty of product development and product selection to meet client requirements, meeting client expectations, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the CEA and, in particular, the cannabis growers industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and reliance on a limited number of customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the business disruptions that are happening in the CEA industry, including bankruptcies and shifting market demands, that are having an adverse impact on the demand for our engineering services and construction solutions and, consequently, our revenues;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;
●	The potential for delisting from NASDAQ, and the impact that may have on the price and trading of our shares of common stock and warrants;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all; and

●	our intention not to pay regular dividends.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,598,836	$12,508,251
Accounts receivable, net	20,126	18,655
Contract assets, net	224,414	224,414
Inventory, net	245,894	296,404
Prepaid expenses and other	227,514	313,115
Total Current Assets	12,316,784	13,360,839
Noncurrent Assets
Property and equipment, net	19,019	38,558
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	328,792	356,109
Total Noncurrent Assets	364,388	411,244

TOTAL ASSETS	$12,681,172	$13,772,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$361,876	$624,724
Deferred revenue	539,956	499,800
Current portion of operating lease liability	128,839	126,724
Total Current Liabilities	1,030,671	1,251,248

Noncurrent Liabilities
Operating lease liability, net of current portion	228,927	259,627
Total Noncurrent Liabilities	228,927	259,627

TOTAL LIABILITIES	1,259,598	1,510,875

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 8,212,737 and 8,076,372 shares issued and outstanding, respectively	82	81
Additional paid in capital	49,528,387	49,451,419
Accumulated deficit	(38,106,895)	(37,190,292)
Total Shareholders’ Equity	11,421,574	12,261,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,681,172	$13,772,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$234,506	$4,682,573

Cost of revenue	388,881	3,829,297

Gross (loss) profit	(154,375)	853,276

Operating expenses:
Advertising and marketing expenses	9,324	202,323
Product development costs	-	76,413
Selling, general and administrative expenses	760,110	1,020,702
Total operating expenses	769,434	1,299,438

Operating loss	(923,809)	(446,162)

Other income (expense):
Other income (expense), net	-	5,704
Interest income (expense), net	7,206	9,020
Total other income (expense)	7,206	14,724

Loss before provision for income taxes	(916,603)	(431,438)

Income taxes	-	-

Net loss	(916,603)	(431,438)

Loss per common share – basic and diluted	$(0.11)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	8,209,730	8,071,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024 and March 31, 2023

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2023	8,076,372	$81	$49,451,419	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees	-	-	$1,969	-	1,969
Common shares issued in settlement of restricted stock units issued to directors	136,365	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	75,000		75,000
Net loss	-	-	-	(916,603)	(916,603)
Balance March 31, 2024	8,212,737	$82	$49,528,387	$(38,106,895)	$11,421,574

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	7,953,974	$80	$49,173,836	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	135,748	-	135,748
Common shares issued in settlement of restricted stock units issued to directors	123,398	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(431,438)	(431,438)
Balance March 31, 2023	8,077,372	$81	$49,410,899	$(34,710,179)	$14,700,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(916,603)	$(431,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	6,914	7,500
Share-based compensation	76,969	147,094
Provision for doubtful accounts	(34,566)	(1,705)
Provision for excess and obsolete inventory	38,360	33,638
Loss on disposal of assets	12,625	100
Operating lease expense	27,317	26,325

Changes in operating assets and liabilities:
Accounts receivable	33,096	(57,420)
Inventory	12,151	(126,360)
Prepaid expenses and other	85,600	1,018,785
Accounts payable and accrued liabilities	(262,849)	(43,124)
Deferred revenue	40,156	(3,235,970)
Operating lease liability, net	(28,585)	(26,662)
Net cash used in operating activities	(909,415)	(2,689,237)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	-	200
Net cash provided by investing activities	-	200

Net change in cash and cash equivalents	(909,415)	(2,689,037)
Cash and cash equivalents, beginning of period	12,508,251	18,637,114
Cash and cash equivalents, end of period	$11,598,836	$15,948,077

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Options issued for accrued equity compensation liability	$-	$89,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 1 – Nature of Operations and Significant Accounting Policies

Description of Business

CEA Industries Inc., formerly Surna Inc. (the “Company”), was incorporated in Nevada on October 15, 2009. We design, engineer and sell environmental control and other technologies for the Controlled Environment Agriculture (“CEA”) industry. The CEA industry is one of the fastest-growing sectors of the United States’ economy. From leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables, ornamentals, and small fruits (such as strawberries, blackberries and raspberries) to bell peppers, cucumbers, tomatoes and cannabis and hemp, more and more producers consider or act to grow crops indoors in response to market dynamics or as part of their preferred farming practice. In service of the CEA industry, we provide CEA facilities with (i) air handling equipment and systems, (ii) air sanitation products, (iii) LED lighting, and (iv) benching and racking solutions for indoor cultivation. Headquartered in Louisville, Colorado, we leverage our experience in this space to bring value-added climate control solutions to our customers that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. Although most of our customers do, we neither produce nor sell cannabis or its related products.

We are evaluating merger and acquisition opportunities and other alternatives for our future. As part of that evaluative process, we are also considering the legal procedure and practical steps for dissolving ourselves, which would include a distribution of cash assets after creditors and other corporate obligations have been accounted for and satisfied. For any plan of dissolution, management and the board of directors will need to formulate and adopt a plan of dissolution. Certain transaction opportunities, depending on their structure, and any plan of dissolution will require shareholder approval through a proxy solicitation process.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet information as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

However, we are continuing to evaluate merger and acquisition opportunities and other alternatives for our future. As part of that evaluative process, and as disclosed in the Form 8-K filed on April 10, 2024, we are also considering the legal procedure and practical steps for dissolving ourselves, which would include a distribution of cash assets after creditors and other corporate obligations have been accounted for and satisfied. For any plan of dissolution, management and the board of directors will need to formulate and adopt a plan of dissolution. Certain transaction opportunities, depending on their structure, and any plan of dissolution will require shareholder approval through a proxy solicitation process.

In the event our Board of Directors decides to implement a plan of dissolution, and such plan is approved by our shareholders, we then will not be continuing as a going concern. Accordingly, at such time, it would be management’s position that the Company would no longer be a going concern.

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of March 31, 2024, the balance in the Company’s accounts was approximately $11,599,000, consequently approximately $11,349,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Accounts Receivable and Allowance for Accounts Receivable.

Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of March 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $91,000 and $125,000, respectively. During the three months ended March 31, 2024, the Company received payment on certain accounts receivable which it had considered may have been uncollectible and had provided against in full. Accordingly, we wrote back $34,566 during the period in respect of these balances that no longer needed to be allowed against. Similarly, during the three months ended March 31, 2023, we wrote back $1,705 in respect payments received on accounts receivable balances that had previously been fully allowed against in prior periods.

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

As of March 31, 2024 and 2023, there were respectively, 7,942,220 and 8,010,956, potentially dilutive equity instruments outstanding in respect of warrants, options and restricted stock units that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 7,623,772 related to warrants outstanding at both March 31, 2024 and 2023 issued in connection with the sale of our shares of series B Preferred stock and common stock. The remaining 318,448 and 387,184 potentially dilutive equity instruments outstanding as of March 31, 2024 and 2023, respectively, related to options that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

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

March 31, 2024

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Based on the aforementioned guidance and considerations, the Company determined that disaggregation of revenue by equipment sales, engineering and other services, shipping and handling, and forfeited non-refundable customer deposits was required.

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2024	2023
Equipment and systems sales	$113,172	$4,396,827
Engineering and other services	88,165	124,410
Shipping and handling	1,904	12,560
Forfeited non-refundable customer deposits	31,265	148,776
Total revenue	$234,506	$4,682,573

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. Contract assets increased by $224,414 in 2023, due to revenue recognition related to the partial satisfaction of performance obligations, on three contracts with one customer, for which we have not yet billed out customer. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of March 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $1,436. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2024. As of March 31, 2024, and December 31, 2023, the Company had contract assets of $224,414.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of March 31, 2024, and December 31, 2023, deferred revenue, which was classified as a current liability, was $539,956 and $499,800, respectively.

For the three months ended March 31, 2024, the Company recognized revenue of $47,440 related to the deferred revenue at January 1, 2024. For the three months ended March 31, 2023, the Company recognized revenue of $3,852,906 related to the deferred revenue at January 1, 2023.

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

As of March 31, 2024, the Company’s remaining performance obligations, or backlog, was approximately $535,000, a decrease of $1,334,000 from the March 31, 2023 backlog of $1,869,000. The decline was primarily the result of lower bookings. The Company has entered into fewer new contracts generally, and they have been for smaller amounts. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Subsequent to March 31, 2024, a portion of one contract was cancelled. The amount cancelled was $170,000.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2024	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	535,000	535,000
Total remaining performance obligations	$535,000	$535,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of March 31, 2024, and December 31, 2023, the Company had an accrued warranty reserve amount of $99,470 and $191,338, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

The following is a summary of share-based compensation expenses included in the condensed consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31,
	2024	2023
Share-based compensation expense included in:
Cost of revenue	$-	$4,898
Advertising and marketing expenses	-	1,113
Product development costs	-	3,570
Selling, general and administrative expenses	76,969	137,513
Total share-based compensation expense included in consolidated statement of operations	$76,969	$147,094

Concentrations

Three customers accounted for 24%, 16%, and 13% of the Company’s revenue, respectively, for the three months ended March 31, 2024. Three customers accounted for 39%, 28%, and 17% of the Company’s revenue, respectively, for the three months ended March 31, 2023.

Three customers accounted for 60%, 29%, and 11% of the Company’s accounts receivable, respectively, as of March 31, 2024. Three customers accounted for 59%, 29%, and 12% of the Company’s accounts receivable, respectively, as of December 31, 2023.

Recently Issued Accounting Pronouncements

In March 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-01 to clarify how an entity should determine whether a profits interest or similar award should be accounted for as a share-based payment arrangement or similar to a cash bonus or profit-sharing arrangement. The amendments are effective in annual periods beginning after December 15, 2024, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the new guidance and the impact on its future consolidated statements.

In December 2023, FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact of ASU 2023-09 on its disclosures.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of March 31, 2024
Operating lease right-of-use asset	$328,792
Operating lease liability, current	$128,839
Operating lease liability, long-term	$228,927

Remaining lease term	2.8 years
Discount rate	3.63%

For the Three Months Ended March 31, 2024
Cash paid for operating lease	$32,001

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum under non-cancellable operating leases as of March 31, 2024 were as follows:

As of March 31, 2024

Years ended December 31,
2024 (excluding the three months ended March 31, 2024)	96,643
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	377,273
Less imputed interest	(19,507)
Present value of minimum lease payments	$357,766

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2024	2023
Finished goods	$355,138	$366,844
Raw materials	121,814	122,258
Allowance for excess & obsolete inventory	(231,058)	(192,698)
Inventory, net	$245,894	$296,404

Overhead expenses of $11,475 and $13,679 were included in the inventory balance as of March 31, 2024, and December 31, 2023, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $13,000 and $6,000 in advance payments for inventory as of March 31, 2024, and December 31, 2023, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023
Furniture and equipment	$249,511	$275,994
Vehicles	15,000	15,000
	264,511	290,994
Accumulated depreciation	(245,492)	(252,436)
Property and equipment, net	$19,019	$38,558

Depreciation expense was $6,914 for the three months ended March 31, 2024. For the three months ended March 31, 2024, $535 was allocated to cost of sales, $134 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts payable	$101,591	$183,359
Sales commissions payable	1,706	1,710
Accrued payroll liabilities	143,165	189,829
Product warranty accrual	99,470	191,338
Other accrued expenses	15,944	58,488
Total	$361,876	$624,724

Note 6 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

Given the current uncertainty around estimability and success of claims, we have not recorded an accrual for any potential loss related to this matter.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

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

Note 7 – Stockholders’ Equity

As of March 31, 2024, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of March 31, 2024, 8,212,737 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

On January 2, 2024, the Company issued an RSU grant of 45,455 shares of common stock under the 2021 Equity Incentive Plan to three of its four independent directors. Mr. Shipley declined to receive the RSUs which he was entitled to receive. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors effective January 17, 2022 and vested immediately on the grant date. A total of 136,365 shares of the Company’s common stock were issued in settlement of the RSUs.

Revised Compensation Plan for Directors

On January 17, 2022, the Board of Directors revised the previously adopted compensation plan. This plan supersedes the plan adopted on August 20, 2021. The Plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the Effective Date.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

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

During the three months ended March 31, 2024, no shares or options were issued and 6,134 options were forfeited under the 2017 Plan.

As of March 31, 2024, of the 333,333 shares authorized under the 2017 Plan for equity awards, 163,692 shares have been issued, awards relating to 139,378 options remain outstanding, and 30,263 shares remain available for future equity awards.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

During the three months ended March 31, 2024:

-	The Company issued 136,365 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	34,563 non-qualified stock options were forfeited that had previously been issued under the 2021 Equity Incentive Plan.

As of March 31, 2024, of the 666,667 shares authorized under the 2021 Equity Plan, 268,933 shares have been issued in settlement of restricted stock units, awards relating to 138,252 non-qualified stock options, and 40,816 incentive stock options remain outstanding, and 218,665 shares remain available for future equity awards.

There was $3,429 in unrecognized compensation expense for unvested non-qualified as of March 31, 2024 which will be recognized over approximately the next 12 months.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended March 31, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2023	302,022	$5.87	6.6	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(40,697)	$3.36	-	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2024	261,325	$6.26	7.2	$-
Exercisable, March 31, 2024	256,325	$6.34	7.2	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the three months ended March 31, 2024, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2023	10,000	$2.18	$-	$21,800
Granted	-	$-	$-	$-
Vested	(5,000)	$2.18	$-	$(10,900)
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, March 31, 2024	5,000	$2.18	$-	$10,900

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded $1,969 and $45,778 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the three months ended March 31, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2023	57,122	$9.44	5.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2024	57,122	$9.44	4.7	$-
Exercisable, March 31, 2024	57,122	$9.44	4.7	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the three months ended March 31, 2024.

During the three months ended March 31, 2024 and March 31, 2023, the Company incurred no compensation expense related to options issued to directors.

Restricted Stock Units

Effective January 2, 2024, the Company issued a total of 136,365 restricted stock units (RSUs) under the 2021 Equity Plan to three of its independent directors. These RSUs vested upon grant.

During the three months ended March 31, 2024 and March 31, 2023, the Company recorded $75,000 and $101,316, respectively, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2023	-	$-	$-
Granted	136,365	$0.55	$27,274
Vested and settled with share issuance	(136,365)	$0.55	$-
Forfeited/canceled	-	$-	$-
Outstanding, March 31, 2024	-	$-	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the three months ended March 31, 2024:

			Weighted	Weighted
			Average	Average	Aggregate
	Warrants		Exercise	Remaining Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2023	7,623,772	7,623,772	$5.14	37	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at March 31, 2024	7,623,772	7,623,772	$5.14	34	-

The following table summarizes information about warrants outstanding at March 31, 2024:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$9.45	192,982	192,982	6

$10.40	34,737	34,737	7

$5.00	7,105,496	7,105,496	35

$5.16	290,557	290,557	35

	7,623,772	7,623,772	34

Note 10 – Income Taxes

As of March 31, 2024, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $29,757,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2024 and December 31, 2023. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the three months ended March 31, 2024 and March 31, 2023, the Company paid $0 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. During the three months ended March 31, 2023, the Company received $14,035 in cash payments for these contracts. Revenue of $16,977 was recorded in the three months ended March 31, 2023 in respect of these agreements. No transactions were recorded in the three months ended March 31, 2024 in respect of this agreement.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. No material subsequent events occurred after March 31, 2024, other than as set out below:

As previously disclosed, on April 10, 2023 the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 24, 2023, through April 6, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The notice indicated that the Company may submit an update to its existing plan to regain compliance with the Listing Rule no later than October 9, 2023, and, following receipt of the update, Nasdaq would consider granting an extension of 180 calendar days to regain compliance. On October 11, 2023, Nasdaq formally determined to grant the Company a second 180-day compliance period, which allowed the Company until April 7, 2024, to satisfy the Listing Rule 5550(a)(2) deficiency. During that time, the Company was unable to satisfy the Listing Rule 5550(a)(2) deficiency.

On April 9, 2024, the Company received a second notice from Nasdaq indicating that the Listings Qualifications Staff would be delisting the shares of common stock and common stock warrants from Nasdaq at the opening of business on April 18, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 16, 2024, the Company filed an appeal with Nasdaq’s Listing Committee, which temporarily stays the delisting of the Company’s securities and the filing of the Form 25-NSE, pending the decision of the Nasdaq’s Listing Committee. As part of this process the Company will be provided a hearing, at which it will be asked to provide a plan to regain compliance and a commitment to effect a reverse stock split, if necessary.

As a result, until further notice, the Company’s shares and common stock warrants continue to trade on the Nasdaq under the tickers “CEA” and “CEADW”.

On May 2, 2024, the employment services of Mr. Ian Patel under his employment agreement were ended, with the effective date of contract termination being June 4, 2024. Mr. Patel had served as the Chief Financial Officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Headquartered in Colorado, we aim to provide customers with a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of service and product offerings that include: (i) air handling equipment and systems, (ii) air sanitation products, (iii) LED lighting, and (iv) benching and racking solutions for indoor cultivation.

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

NASDAQ Continued Listing - Delisting Notice

As stated in Note 12 (Subsequent Events) above, on April 10, 2023 the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 24, 2023, through April 6, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The notice indicated that the Company may submit an update to its existing plan to regain compliance with the Listing Rule no later than October 9, 2023, and, following receipt of the update, Nasdaq would consider granting an extension of 180 calendar days to regain compliance. On October 11, 2023, Nasdaq formally determined to grant the Company a second 180-day compliance period, which allowed the Company until April 7, 2024, to satisfy the Listing Rule 5550(a)(2) deficiency. During that time, the Company was unable to satisfy the Listing Rule 5550(a)(2) deficiency.

On April 9, 2024, the Company received a second notice from Nasdaq indicating that the Listings Qualifications Staff would be delisting the shares of common stock and common stock warrants from Nasdaq at the opening of business on April 18, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 16, 2024, the Company filed an appeal with Nasdaq’s Listing Committee, which temporarily stays the delisting of the Company’s securities and the filing of the Form 25-NSE, pending the decision of the Nasdaq’s Listing Committee. As part of this process the Company will be provided a hearing, at which it will be asked to provide a plan to regain compliance and a commitment to effect a reverse stock split, if necessary.

As a result, until further notice, the Company’s shares and common stock warrants continue to trade on the Nasdaq under the tickers “CEA” and “CEADW”.

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

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2024, we executed new sales contracts with a total contract value of $223,000. During this same period, we had positive change orders of $80,000. Consequently, our net bookings in the three months ended March 31, 2024 were $303,000, representing an increase of $165,000 (or 119%) from net bookings of $138,000 in the fourth quarter of 2023.

Our backlog at March 31, 2024 was $535,000, an increase of $100,000, or 23%, from our backlog of $435,000 at December 31, 2023. The increase in backlog is the result of higher bookings and slightly lower revenue in the first quarter of 2024. Subsequent to March 31, 2024, a portion of one contract was cancelled. The amount cancelled was $170,000. While we expect to recognize all revenue from the remaining backlog in 2024, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

Our backlog has significantly declined since the beginning of 2023. The primary reason for the decline has been fewer new order bookings and contract cancellations.

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

Our recognized revenue for the quarters ended March 31, 2023, June 30, 2023, September 30, 2023, December 31, 2023, and March 31, 2024, in the table below, excludes $149,000, $56,000, $29,000, $0, and $31,000, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation. Subsequent to March 31, 2024, a portion of one contract was cancelled. The amount cancelled was $170,000.

	For the quarter ended
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024
Backlog, beginning balance	$5,577,000	$1,869,000	$1,066,000	$548,000	$435,000
Net bookings, current period	826,000	205,000	366,000	138,000	303,000
Recognized revenue, current period	(4,534,000)	(1,008,000)	(884,000)	(251,000)	(203,000)
Backlog, ending balance	$1,869,000	$1,066,000	$548,000	$435,000	$535,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2024.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2024 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2024 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2024 was $235,000, compared to $4,683,000 for the three months ended March 31, 2023, representing a decrease of $4,448,000, or 95%. The decrease was primarily due to a decrease in bookings in the last 18 months. We believe the lower bookings are due to the suppression of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company.

Cost of revenue decreased by $3,440,000 or 90%, from $3,829,000 for the three months ended March 31, 2023 to $389,000 for the three months ended March 31, 2024. The decrease was primarily due to a decrease in revenue, along with a decrease in fixed and variable costs, as discussed below.

During the three months ended March 31, 2024 we recognized a gross loss of $154,000 compared to a gross profit of $853,000 for the three months ended March 31, 2023, a loss increase of 118%. Our gross profit margin decreased by 84 percentage points from a gross profit margin of 18% for the three months ended March 31, 2023 to a gross loss margin of 66% for the three months ended March 31, 2024 primarily due to lower revenue and an increase in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the three months ended March 31, 2024 and March 31, 2023 included $31,000 and $149,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $254,000, or 108% of total revenue, for the three months ended March 31, 2024 as compared to $391,000, or 8% of total revenue, for the three months ended March 31, 2023. The decrease of $137,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $123,000 and a decrease in fixed overhead of $14,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $135,000, or 58% of total revenue, during the three months ended March 31, 2024, as compared to $3,439,000, or 73% of total revenue, in the three months ended March 31, 2023. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $3,170,000 driven by lower revenue, partially offset by lower equipment margins, (ii) a decrease in warranty of $119,000 due to a reduction in the warranty accrual as a result of lower revenue during the past 18 months, (iii) a decrease in travel of $6,000, (iv) a decrease in shipping and handling expense of $5,000, and (v) a reduction in other expenses of $4,000.

Operating Expenses

Operating expenses decreased to $769,000 for the three months ended March 31, 2024, from $1,299,000 for the three months ended March 31, 2023, a decrease of $530,000, or 41%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $261,000, (ii) a decrease in advertising and marketing expenses of $193,000, and (iii) a decrease in product development of $76,000. These decreases are the result of our cost-cutting measures.

Our decrease in SG&A expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily due to: (i) a decrease of $195,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in bad debt expense of $33,000, (iii) a decrease in commissions of $30,000, (iv) a decrease of $20,000 for facilities expenses and office supplies, (v) a decrease in travel of $10,000, (vi) a decrease in insurance of $6,000, (vii) a decrease of $5,000 for business taxes and licenses, (viii) a reduction in investor relations expense of $4,000, offset by, (ix) an increase in accounting and other professional fees of $30,000, and (x) an increase of $12,000 for loss on asset disposals.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation of $130,000), (ii) a decrease in advertising and promotion of $48,000, (iii) a decrease in outside services and other marketing expenses of $10,000, and (iv) a reduction in trade show related costs of $5,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $70,000, (ii) a decrease of $4,000 for materials and other R&D costs, and (iii) a decrease in travel of $2,000.

Operating Loss

We recognized an operating loss of $924,000 for the three months ended March 31, 2024, as compared to an operating loss of $446,000 for the three months ended March 31, 2023, an increase of $478,000 or 107%. The operating loss for the three months ended March 31, 2024 included $77,000 of non-cash, stock-based compensation, and $6,000 of depreciation expense, compared to $147,000 of non-cash, stock-based compensation, and $6,000 of depreciation expense for the three months ended March 31, 2023. Excluding these non-cash items, our operating loss increased by $548,000.

Other Income (Expense)

We recognized other income (net) of $7,000 for the three months ended March 31, 2024, compared to other income (net) of $15,000 for the three months ended March 31, 2023. Other income for the three months ended March 31, 2024 consisted of interest income on our money market account. Other income for three months ended March 31, 2023 primarily consisted of interest income on a money market account of $10,000 and an adjustment to our ERC credit of $5,000.

Net Loss

Overall, we recognized a net loss of $917,000 for the three months ended March 31, 2024, as compared to a net loss of $431,000 for the three months ended March 31, 2023, an increase of $485,000 or 113%. The net loss for the three months ended March 31, 2024 included $77,000 of non-cash, stock-based compensation, and $6,000 of depreciation expense, compared to $147,000 of non-cash, stock-based compensation, $6,000 of depreciation expense for the three months ended March 31, 2023. Excluding these non-cash items, our net loss increased by $555,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of March 31, 2024, we had cash and cash equivalents of $11,599,000, compared to cash and cash equivalents of $12,508,000 as of December 31, 2023. The $909,000 decrease in cash and cash equivalents during the three months ended March 31, 2024, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the three months ended March 31, 2024, we held deposits in this financial institution that exceeded the federally insured amount.

As of March 31, 2024, we had accounts receivable (net of allowance for doubtful accounts) of $20,000, contract assets (net of allowance for doubtful accounts) of $224,000, inventory (net of excess and obsolete allowance) of $246,000, and prepaid expenses and other assets of $228,000 (including $13,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of March 31, 2024, we had total accounts payable and accrued expenses of $362,000, deferred revenue of $540,000, and the current portion of operating lease liability of $129,000. As of March 31, 2024, we had working capital of $11,286,000, compared to working capital of $12,110,000 as of December 31, 2023. The decrease in our working capital was primarily related to (i) a decrease in cash of $909,000, (ii) a decrease in prepaid and other expenses of $86,000, (iii) a decrease in inventory (net) of $51,000, (iv) a decrease in accounts payable and accrued liabilities of $263,000, offset by, (v) an increase in deferred revenue of $40,000.

We currently intend to retain all available funds and any future earnings for use in the operation of our business. We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Because of the challenges to the CEA industry economy and the specific challenges of our business, we cannot predict the continuing level of working capital that we will have in the future. As mentioned elsewhere, we have taken steps to conserve our cash resources by reducing staff and taking other cost-cutting measures and we will continue to evaluate further such measures in the future.

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2024 and March 31, 2023:

	For the Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(909,000)	$(2,689,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash	$(909,000)	$(2,689,000)

Operating Activities

We incurred a net loss for the three months ended March 31, 2024 of $917,000 and have an accumulated deficit of $38,107,000 as of March 31, 2024.

Cash used in operations for the three months ended March 31, 2024 was $909,000 compared to cash used in operating activities of $2,689,000 for the three months ended March 31, 2023, a decrease of $1,780,000.

The decrease in cash used in operating activities during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, was primarily attributable to: (i) a decrease in cash used to fund working capital of $2,350,000, (ii) an increase in net loss of $485,000, and (iii) a decrease in non-cash operating charges of $85,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $909,000, (ii) a decrease in prepaid and other expenses of $86,000, (iii) a decrease in inventory (net) of $51,000, (iv) a decrease in accounts payable and accrued liabilities of $263,000, offset by, (v) an increase in deferred revenue of $40,000.

The decrease in non-cash operating charges was primarily due to (i) a decrease of $70,000 for share-based compensation, (ii) a decrease in the provision for doubtful accounts of $33,000, and (iii) an increase in loss on asset disposal of $12,000.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2024. Cash provided by investing activities during the three months ended March 31, 2023 was less than $1,000.

Financing Activities

There were no cash flows from financing activities during the three months ended March 31, 2024 and March 31, 2023.

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

Contractual Payment Obligations

As of March 31, 2024, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2024, we had no off-balance sheet arrangements. During the three months ended March 31, 2024, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Nasdaq Notice Regarding Minimum Bid Price

As stated in Note 12 (Subsequent Events) above, on April 10, 2023 the Company received notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 24, 2023, through April 6, 2023, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The notice indicated that the Company may submit an update to its existing plan to regain compliance with the Listing Rule no later than October 9, 2023, and, following receipt of the update, Nasdaq would consider granting an extension of 180 calendar days to regain compliance. On October 11, 2023, Nasdaq formally determined to grant the Company a second 180-day compliance period, which allowed the Company until April 7, 2024, to satisfy the Listing Rule 5550(a)(2) deficiency. During that time, the Company was unable to satisfy the Listing Rule 5550(a)(2) deficiency.

On April 9, 2024, the Company received a second notice from Nasdaq indicating that the Listings Qualifications Staff would be delisting the shares of common stock and common stock warrants from Nasdaq at the opening of business on April 18, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which would remove the Company’s securities from listing and registration on The Nasdaq Stock Market.

On April 16, 2024, the Company filed an appeal with Nasdaq’s Listing Committee, which temporarily stays the delisting of the Company’s securities and the filing of the Form 25-NSE, pending the decision of the Nasdaq’s Listing Committee. As part of this process the Company will be provided a hearing, at which it will be asked to provide a plan to regain compliance and a commitment to effect a reverse stock split, if necessary.

As a result, until further notice, the Company’s shares and common stock warrants continue to trade on the Nasdaq under the tickers “CEA” and “CEADW”.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: May 14, 2024	By:	/s/ Anthony K. McDonald
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

