Form 10-Q
period 2024-06-30
CEA Industries Inc.
filed 2024-08-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 14, 2024, the number of outstanding shares of common stock of the registrant was 791,580.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2024

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly owned subsidiaries.

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

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter;

●	the inherent uncertainty of product development and product selection to meet client requirements, meeting client expectations, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	increasing competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the CEA and, in particular, the cannabis growers industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and reliance on a limited number of customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

●	the business disruptions that are happening in the CEA industry, including bankruptcies and shifting market demands, that are having an adverse impact on the demand for our engineering services and construction solutions and, consequently, our revenues;

●	the supply of products from our suppliers and our ability to complete contracts, some of which depend on other actors for a comprehensive project completion;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all;

●	our intention not to pay regular dividends: and

●

our ability to maintain our listing of the shares of common stock and common stock purchase warrants on NASDAQ and the price volatility and limited trading volumes of our securities in the public market.

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,325,387	$12,508,251
Accounts receivable, net	32,158	18,655
Contract assets, net	224,414	224,414
Inventory, net	23,670	296,404
Prepaid expenses and other	614,724	313,115
Total Current Assets	12,220,353	13,360,839
Noncurrent Assets
Property and equipment, net	14,312	38,558
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	301,214	356,109
Total Noncurrent Assets	332,103	411,244

TOTAL ASSETS	$12,552,456	$13,772,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$886,395	$624,724
Deferred revenue	393,358	499,800
Current portion of operating lease liability	130,973	126,724
Total Current Liabilities	1,410,726	1,251,248

Noncurrent Liabilities
Operating lease liability, net of current portion	197,946	259,627
Total Noncurrent Liabilities	197,946	259,627

TOTAL LIABILITIES	1,608,672	1,510,875

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 791,580 and 673,090 shares issued and outstanding, respectively	8	7
Additional paid in capital	49,520,970	49,451,493
Accumulated deficit	(38,577,194)	(37,190,292)
Total Shareholders’ Equity	10,943,784	12,261,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,552,456	$13,772,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$1,760,700	$1,063,714	$1,995,206	$5,746,287

Cost of revenue	1,580,900	985,021	1,969,781	4,814,318

Gross profit	179,800	78,693	25,425	931,969

Operating expenses:
Advertising and marketing expenses	3,855	33,091	13,179	235,414
Product development costs	-	74	-	76,487
Selling, general and administrative expenses	653,150	750,156	1,413,260	1,770,858
Total operating expenses	657,005	783,321	1,426,439	2,082,759

Operating loss	(477,205)	(704,628)	(1,401,014)	(1,150,790)

Other income (expense):
Other income (expense), net	-	2,074	-	7,778
Interest income (expense), net	6,906	8,979	14,112	17,999
Total other income (expense)	6,906	11,053	14,112	25,777

Loss before provision for income taxes	(470,299)	(693,575)	(1,386,902)	(1,125,013)

Income taxes	-	-	-	-

Net loss	$(470,299)	$(693,575)	$(1,386,902)	$(1,125,013)

Loss per common share – basic and diluted	$(0.66)	$(1.03)	$(1.99)	$(1.67)

Weighted average number of common shares outstanding, basic and diluted	711,530	673,031	697,867	672,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2024 and June 30, 2023

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2024	684,454	$7	$49,528,462	$(38,106,895)	$11,421,574
Fair value of vested stock options granted to employees, net of forfeitures for unvested stock options granted to employees	-	-	(7,491)	-	(7,491)
Issuance of common shares to round up partial shares following reverse split	107,126	1	(1)	-	-
Net loss	-	-	-	(470,299)	(470,299)
Balance June 30, 2024	791,580	$8	$49,520,970	$(38,577,194)	$10,943,784

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees, net of forfeitures for unvested stock options granted to employees	-	-	(5,522)	-	(5,522)
Common shares issued in settlement of restricted stock units issued to directors	11,364	0	(0)	-	-
Fair value of restricted stock units issued to directors	-	-	75,000		75,000
Issuance of common shares to round up partial shares following reverse split	107,126	1	(1)	-	-
Net loss	-	-	-	(1,386,902)	(1,386,902)
Balance June 30, 2024	791,580	$8	$49,520,970	$(38,577,194)	$10,943,784

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance March 31, 2023	673,031	$7	$49,410,974	$(34,710,179)	$14,700,802
Fair value of vested stock options granted to employees	-	-	15,166	-	15,166
Net loss	-	-	-	(693,575)	(693,575)
Balance June 30, 2023	673,031	$7	$49,426,140	$(35,403,754)	$14,022,392

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	662,831	$7	$49,173,910	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	150,914	-	150,914
Common shares issued in settlement of restricted stock units issued to directors	10,200	0	(0)		-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(1,125,013)	(1,125,013)
Balance June 30, 2023	673,031	$7	$49,426,140	$(35,403,754)	$14,022,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,386,902)	$(1,125,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	11,621	14,988
Share-based compensation	69,478	162,260
Provision for doubtful accounts (bad debt recovery)	(36,489)	2,096
Provision for excess and obsolete inventory	37,781	60,574
Loss on disposal of assets	12,625	100
Operating lease expense	54,895	52,893

Changes in operating assets and liabilities:
Accounts receivable	22,986	(293,214)
Inventory	234,953	(109,318)
Prepaid expenses and other	(301,609)	969,665
Accounts payable and accrued liabilities	261,671	(408,634)
Deferred revenue	(106,442)	(3,712,659)
Operating lease liability, net	(57,432)	(53,567)
Net cash used in operating activities	(1,182,864)	(4,439,829)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	-	200
Net cash provided by investing activities	-	200

Cash Flows From Financing Activities	-	-
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(1,182,864)	(4,439,629)
Cash and cash equivalents, beginning of period	12,508,251	18,637,114
Cash and cash equivalents, end of period	$11,325,387	$14,197,485

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Options issued for accrued equity compensation liability	$-	$89,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2023 and the six months ended June 30, 2024, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

Impact of War Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be specifically targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflicts or are specifically impacted by any of the sanctions and embargoes specifically related to those conflicts, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate our Company as having special risks or exposures related to the conflicts.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet information as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

In the event it is decided to implement a plan of dissolution, we then will not be continuing as a going concern for at least 12 months from the date of issuance of the financial statements thereafter. Accordingly, at such time, it would be management’s position that the Company would be in substantial doubt about its ability to continue as a going concern for at least 12 months from the date of issuance of those financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its controlled and wholly owned subsidiaries, Hydro Innovations, LLC (“Hydro”) and Surna Cultivation Technologies LLC (“SCT”). Intercompany transactions, profit, and balances are eliminated in consolidation.

Reverse Stock Split

On May 7, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one-for-twelve. The reverse stock split was effective June 7, 2024. The par value for the Common Stock was not affected.

An additional 107,126 shares of common stock were issued to round up partial shares following the reverse split. As a result of the stock split, immediately thereafter there were 791,580 shares of common stock issued and outstanding.

As a result of the reverse stock split, all outstanding options, restricted stock units, and common stock purchase warrants were proportionately adjusted as to number of securities and exercise prices.

Also, as a result of this reverse stock split, the number of the Company’s shares of common stock issued and outstanding at December 31, 2023 was reduced from 8,076,372 to 673,090. All common stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the reverse split for all periods presented.

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of June 30, 2024, the balance in the Company’s accounts was approximately $11,325,000, consequently approximately $11,075,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

As of June 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $89,000 and $125,000, respectively. During the six months ended June 30, 2024, the Company received payment on certain accounts receivable which it had considered uncollectible and had provided against in full. Accordingly, we wrote back $36,489 during the period in respect of these balances that no longer needed to be allowed against. Similarly, during the six months ended June 30, 2023, we wrote back $2,096 in respect payments received on accounts receivable balances that had previously been fully allowed against in prior periods.

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

As of June 30, 2024 and 2023, there were respectively, 661,434 and 667,490, potentially dilutive equity instruments outstanding in respect of warrants and stock options that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 635,314 related to warrants outstanding at both June 30, 2024 and 2023 issued in connection with the sale of our shares of series B Preferred stock and common stock. The remaining 26,120 and 32,176 potentially dilutive equity instruments outstanding as of June 30, 2024 and 2023, respectively, related to options that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09 (Topic 606), Revenue from Contracts with Customers and all the related amendments (“ASC 606” or the “revenue standard”) to all contracts and elected the modified retrospective method.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

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

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Based on the aforementioned guidance and considerations, the Company determined that disaggregation of revenue by equipment sales, engineering and other services, shipping and handling, and forfeited non-refundable customer deposits was required.

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Equipment and systems sales	$1,590,883	$899,748	$1,704,054	$5,296,574
Engineering and other services	155,417	103,232	243,582	227,643
Shipping and handling	2,031	4,775	3,935	17,335
Forfeited non-refundable customer deposits	12,369	55,959	43,635	204,735
Total revenue	$1,760,700	$1,063,714	$1,995,206	$5,746,287

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. Contract assets increased by $224,414 in 2023, due to revenue recognition related to the partial satisfaction of performance obligations, on three contracts with one customer, for which we have not yet billed out customer. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of June 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $1,436. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2024. As of June 30, 2024, and December 31, 2023, the Company had contract assets of $224,414.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of June 30, 2024, and December 31, 2023, deferred revenue, which was classified as a current liability, was $393,358 and $499,800, respectively.

For the three and six months ended June 30, 2024, the Company recognized revenue of $69,170 and $116,610, respectively, related to the deferred revenue at January 1, 2024. For the three and six months ended June 30, 2023, the Company recognized revenue of $45,716 and $3,898,622, respectively, related to the deferred revenue at January 1, 2023.

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

As of June 30, 2024, the Company’s remaining performance obligations, or backlog, was approximately $227,000, a decrease of $839,000 from the June 30, 2023 backlog of $1,066,000. The decline was primarily the result of revenue recognition against our prior backlog and cancellations. The Company has entered into fewer new contracts generally, and they have been for smaller amounts. The Company booked one large contract of approximately $1,200,000 during the three months ended June 30, 2024, which was also shipped, and revenue recorded in the same period. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2024	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	227,000	227,000
Total remaining performance obligations	$227,000	$227,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of June 30, 2024, and December 31, 2023, the Company had an accrued warranty reserve amount of $103,168 and $191,338, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The following is a summary of share-based compensation credits and expenses included in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Share-based compensation expense included in:
Cost of revenue	$-	$-	$-	$4,898
Advertising and marketing expenses	-	-	-	1,113
Product development costs	-	-	-	3,570
Selling, general and administrative expenses	(7,491)	15,166	69,478	152,679
Total share-based compensation expense included in consolidated statement of operations	$(7,491)	$15,166	$69,478	$162,260

Concentrations

Two customers accounted for 72% and 11% of the Company’s revenue, respectively, for the three months ended June 30, 2024. Two customers accounted for 64% and 10% of the Company’s revenue for the six months ended June 30, 2024. Two customers accounted for 64%, and 10% of the Company’s revenue for the three months ended June 30, 2023. Three customers accounted for 44%, 23% and 14% of the Company’s revenue for the six months ended June 30, 2023.

Three customers accounted for 49%, 38% and 13% of the Company’s accounts receivable, respectively, as of June 30, 2024. Three customers accounted for 59%, 29% and 12% of the Company’s accounts receivable, respectively, as of December 31, 2023.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of June 30, 2024
Operating lease right-of-use asset	$301,214
Operating lease liability, current	$130,973
Operating lease liability, long-term	$197,946

Remaining lease term	2.6 years
Discount rate	3.63%

For the Six Months Ended June 30, 2024
Cash paid for operating lease	$64,002

Future annual minimum under non-cancellable operating leases as of June 30, 2024, were as follows:

As of June 30, 2024

Years ended December 31,
2024 (excluding the six months ended June 30, 2024)	64,642
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	345,272
Less imputed interest	(16,353)
Present value of minimum lease payments	$328,919

Note 3 – Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2024	2023
Finished goods	$138,886	$366,844
Raw materials	115,262	122,258
Allowance for excess & obsolete inventory	(230,478)	(192,698)
Inventory, net	$23,670	$296,404

Overhead expenses of $8,974 and $13,679 were included in the inventory balance as of June 30, 2024, and December 31, 2023, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $207,000 and $6,000 in advance payments for inventory as of June 30, 2024, and December 31, 2023, respectively.

Note 4 – Property and Equipment

 Property and equipment consisted of the following:

	June 30,	December 31,
	2024	2023
Furniture and equipment	$249,511	$275,994
Vehicles	15,000	15,000
	264,511	290,994
Accumulated depreciation	(250,199)	(252,436)
Property and equipment, net	$14,312	$38,558

Depreciation expense was $11,621 for the six months ended June 30, 2024. For the six months ended June 30, 2024, $1,070 was allocated to cost of sales, $268 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accounts payable	$598,745	$183,359
Sales commissions payable	9,452	1,710
Accrued payroll liabilities	157,025	189,829
Product warranty accrual	103,168	191,338
Other accrued expenses	18,005	58,488
Total	$886,395	$624,724

Note 6 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Given the current uncertainty around estimability and success of the Claims, we have not recorded an accrual for any potential loss related to this matter.

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

Note 7 – Stockholders’ Equity

As of June 30, 2024, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of June 30, 2024, 791,580 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

Directors Remuneration

On January 3, 2023, the Company issued an RSU grant of 2,480 shares of common stock under the 2021 Equity Incentive Plan to each of its four independent directors. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors effective January 17, 2022 and vested immediately on the grant date. A total of 10,200 shares of the Company’s common stock were issued in settlement of the RSUs.

On January 2, 2024, the Company issued an RSU grant of 3,788 shares of common stock under the 2021 Equity Incentive Plan to three of its four independent directors. Mr. Shipley declined to receive the RSUs which he was entitled to receive. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors effective January 17, 2022 and vested immediately on the grant date. A total of 11,364 shares of the Company’s common stock were issued in settlement of the RSUs.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

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

All the independent directors, Messrs. Shipley, Etten, Reisner, and Mariathasan are subject to the Plan.

Each independent director is responsible for the payment of any and all income taxes arising with respect to the issuance of any equity awarded under the plan, including the exercise of any non-qualified stock options.

Reverse Stock Split

On May 7, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one-for-twelve. The reverse stock split was effective June 7, 2024. The par value for the Common Stock was not affected. An additional 107,126 shares of common stock were issued to round up partial shares following the reverse split. As a result of the stock split, immediately thereafter there were 791,580 shares of common stock issued and outstanding.

As a result of the reverse stock split, all outstanding options, restricted stock units, and common stock purchase warrants were proportionately adjusted as to number of securities and exercise prices.

Note 8 – Equity Incentive Plans

2017 Equity Incentive Plan

Under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), the Board of Directors (the “Board”) (or the compensation committee of the Board, if one is established) may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 27,778 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, the shares will, to the extent of such forfeiture, expiration, or termination, again be available for awards under the 2017 Equity Plan.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

During the six months ended June 30, 2024, no shares or options were issued and 511 options were forfeited under the 2017 Plan.

As of June 30, 2024, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 11,615 options remain outstanding, and 2,522 shares remain available for future equity awards.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 55,556 shares of common stock. The 2021 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

During the six months ended June 30, 2024:

-	The Company issued 11,364 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	3,297 non-qualified stock options were forfeited that had previously been issued under the 2021 Equity Incentive Plan.

As of June 30, 2024, of the 55,556 shares authorized under the 2021 Equity Plan, 22,411 shares have been issued in settlement of restricted stock units, awards relating to 11,104 non-qualified stock options, and 3,401 incentive stock options remain outstanding, and 18,639 shares remain available for future equity awards.

There was no unrecognized compensation expense for unvested non-qualified as of June 30, 2024.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the six months ended June 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2023	25,169	$70.42	6.6	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(3,808)	$38.77	-	$-
Expired	-	$-	-	$-
Outstanding, June 30, 2024	21,361	$76.07	6.7	$-
Exercisable, June 30, 2024	21,361	$76.07	6.7	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the six months ended June 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2023	833	$26.16	$(21,344)	$21,800
Granted	-	$-	$-	$-
Vested	(417)	$26.16	$10,672	$(10,900)
Forfeited	(417)	$26.16	$10,672	$(10,900)
Expired	-	$-	$-	$-
Nonvested, June 30, 2024	-	$-	$-	$-

For the six months ended June 30, 2024 and June 30, 2023, the Company recorded $(5,522) and $60,944 as compensation credit and expense related to vested options issued to employees and consultants, net of forfeitures of unvested options issued to employees and consultants, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the six months ended June 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2023	4,760	$113.34	5.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, June 30, 2024	4,760	$113.34	4.5	$-
Exercisable, June 30, 2024	4,760	$113.34	4.5	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the six months ended June 30, 2024.

During the six months ended June 30, 2024 and June 30, 2023, the Company incurred no compensation expense related to options issued to directors.

Restricted Stock Units

Effective January 2, 2024, the Company issued a total of 11,364 restricted stock units (RSUs) under the 2021 Equity Plan to three of its independent directors. These RSUs vested upon grant.

 During the six months ended June 30, 2024 and June 30, 2023, the Company recorded $75,000 and $101,316, respectively, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2023	-	$-	$-
Granted	11,364	$6.60	$-
Vested and settled with share issuance	(11,364)	$6.60	$-
Forfeited/canceled	-	$-	$-
Outstanding, June 30, 2024	-	$-	$-

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the six months ended June 30, 2024:

	Warrants		Weighted Average Exercise	Weighted Average Remaining Life	Aggregate Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2023	635,314	635,314	$61.72	37	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at June 30, 2024	635,314	635,314	$61.72	31	-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The following table summarizes information about warrants outstanding at June 30, 2024:

	Warrants		Weighted Average Months
Exercise price	Outstanding	Exercisable	Outstanding

$113.40	16,082	16,082	3

$124.74	2,895	2,895	4

$60.00	592,125	592,125	32

$61.95	24,213	24,213	32

	635,314	635,314	31

Note 10 – Income Taxes

As of June 30, 2024, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $30,227,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of June 30, 2024 and December 31, 2023. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the six months ended June 30, 2024 and June 30, 2023, the Company paid $0 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. During the six months ended June 30, 2023, the Company received $14,035 in cash payments for these contracts. Revenue of $16,977 was recorded in the six months ended June 30, 2023 in respect of these agreements. No transactions were recorded in the six months ended June 30, 2024, in respect of these agreements.

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. The Company paid Mr. Etten $4,000 on July 1, 2024 in respect of June services.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued and determined no material subsequent events occurred after June 30, 2024 for which disclosure was required.

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

Impact of Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the North American controlled agricultural industry, largely within the cannabis space, we do not believe we will be specifically targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes specifically related to those conflicts, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

Our Bookings, Backlog and Revenue

During the three months ended June 30, 2024, we executed new sales contracts with a total contract value of $1,625,000. During this same period, we had negative change orders of $172,000 and cancellations of $13,000. Consequently, our net bookings in the three months ended June 30, 2024 were $1,440,000, representing an increase of $1,137,000 (or 375%) from net bookings of $303,000 in the first quarter of 2024.

Our backlog at June 30, 2024 was $227,000, a decrease of $308,000, or 58%, from our backlog of $535,000 at March 31, 2024. The decrease in backlog is the result of fulfilling contract obligations and recording revenue against our prior backlog. While we expect to recognize all revenue from the remaining backlog in 2024, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

Our backlog has significantly declined since the January 1, 2023 backlog of $5,578,000. The primary reason for the decline has been fewer new order bookings and contract cancellations.

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

Our recognized revenue for the quarters ended June 30, 2023, September 30, 2023, December 31, 2023, March 31, 2024, and June 30, 2024, in the table below, excludes $56,000, $29,000, $0, $31,000, and $12,000, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024
Backlog, beginning balance	$1,869,000	$1,066,000	$548,000	$435,000	$535,000
Net bookings, current period	205,000	366,000	138,000	303,000	1,440,000
Recognized revenue, current period	(1,008,000)	(884,000)	(251,000)	(203,000)	(1,748,000)
Backlog, ending balance	$1,066,000	$548,000	$435,000	$535,000	$227,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of June 30, 2024.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2024 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2024 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

Revenues and Cost of Goods Sold

Revenue for the three months ended June 30, 2024 was $1,761,000, compared to $1,064,000 for the three months ended June 30, 2023, representing an increase of $697,000, or 66%. The increase was primarily due to one contract for $1,200,000 that was booked and shipped (revenue recorded) in the second quarter of 2024, offset by overall fewer shipments as a result of lower bookings and backlog. In addition, we continue to satisfy our performance obligations on the prior backlog.

Cost of revenue increased by $596,000 or 61%, from $985,000 for the three months ended June 30, 2023 to $1,581,000 for the three months ended June 30, 2024. The increase was primarily due to an increase in revenue, along with a decrease in fixed and other variable costs, as discussed below.

During the three months ended June 30, 2024, we recognized a gross profit of $180,000 compared to a gross profit of $79,000 for the three months ended June 30, 2023, an increase of $101,000 or 128%. Our gross profit margin increased by 3 percentage points from 7% for the three months ended June 30, 2023 to 10% for the three months ended June 30, 2024 primarily due to higher revenue and a decrease in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the three months ended June 30, 2024 and June 30, 2023 included $12,000 and $56,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $207,000, or 12% of total revenue, for the three months ended June 30, 2024, as compared to $320,000, or 30% of total revenue, for the three months ended June 30, 2023. The decrease of $113,000 was due to a decrease in salaries and benefits (including stock-based compensation) of $96,000 and a decrease in fixed overhead of $17,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,374,000, or 78% of total revenue, during the three months ended June 30, 2024, as compared to $665,000, or 63% of total revenue, in the three months ended June 30, 2023. The increase in variable costs was primarily due to: (i) an increase in equipment costs of $746,000 driven by higher revenue and lower equipment margins, and (ii) an increase of $30,000 for outside engineering services, partially offset by (iii) a decrease in excess and obsolete inventory expense of $28,000, (iv) a decrease in warranty expense of $18,000 due to a reduction in the warranty accrual as a result of lower revenue during the past 18 months, (v) a decrease in travel of $17,000, and (vi) a decrease of $4,000 for shipping and handling expense and other.

Operating Expenses

Operating expenses decreased to $657,000 for the three months ended June 30, 2024, from $783,000 for the three months ended June 30, 2023, a decrease of $126,000, or 16%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $97,000, and (ii) a decrease in advertising and marketing expenses of $29,000. These decreases are the result of our cost-cutting measures.

Our decrease in SG&A expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to: (i) a decrease of $137,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in facility and office expense of $13,000, and (iii) a decrease of $13,000 for accounting and other professional fees, partially offset by (iv) an increase of $33,000 for business taxes and licenses, primarily due to an increase in real estate taxes, and (v) an increase in investor relations expense of $32,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in advertising and promotion of $26,000, and (ii) a decrease in salaries and benefits of $3,000.

Operating Loss

We recognized an operating loss of $477,000 for the three months ended June 30, 2024, as compared to an operating loss of $705,000 for the three months ended June 30, 2023, a decrease of $228,000 or 32%. The operating loss for the three months ended June 30, 2024 included a credit of $7,000 for non-cash, stock-based compensation related to forfeiture of unvested stock options, and $4,000 of depreciation expense, compared to $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense for the three months ended June 30, 2023. Excluding these non-cash items, our operating loss decreased by $202,000.

Other Income (Expense)

We recognized other income (net) of $7,000 for the three months ended June 30, 2024, compared to other income (net) of $11,000 for the three months ended June 30, 2023. Other income for the three months ended June 30, 2024 consisted of interest income on our money market account. Other income for three months ended June 30, 2023 primarily consisted of interest income on a money market account of $9,000 and an adjustment for unclaimed property of $2,000.

Net Loss

Overall, we recognized a net loss of $470,000 for the three months ended June 30, 2024, as compared to a net loss of $694,000 for the three months ended June 30, 2023, a decrease of $224,000 or 32%. The net loss for the three months ended June 30, 2024 included a credit of $7,000 for non-cash, stock-based compensation related to forfeiture of unvested stock options, and $4,000 of depreciation expense, compared to $15,000 of non-cash, stock-based compensation, $7,000 of depreciation expense for the three months ended June 30, 2023. Excluding these non-cash items, our net loss decreased by $198,000.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

Revenues and Cost of Goods Sold

Revenue for the six months ended June 30, 2024 was $1,995,000, compared to $5,746,000 for the six months ended June 30, 2023, representing a decrease of $3,751,000, or 65%. The decrease was primarily due to a decrease in bookings in the last 18 months. We believe the lower bookings are due to the delay of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company.

Cost of revenue decreased by $2,844,000 or 59%, from $4,814,000 for the six months ended June 30, 2023, to $1,970,000 for the six months ended June 30, 2024. The decrease was primarily due to a decrease in revenue, along with a decrease in fixed and variable costs, as discussed below.

 Our gross profit for the six months ended June 30, 2024 was $25,000 compared to $932,000 for the six months ended June 30, 2023, a decrease of $907,000 or 97%. Our gross profit margin decreased by 15 percentage points from 16% for the six months ended June 30, 2023, to 1% for the six months ended June 30, 2024, primarily due to lower revenue and an increase in fixed costs as a percentage of revenue, as described below. Additionally, total revenue in the six months ended June 30, 2024 and June 30, 2023 included $44,000 and $205,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $460,000, or 23% of total revenue, for the six months ended June 30, 2024, as compared to $710,000, or 12% of total revenue, for the six months ended June 30, 2023. The decrease of $250,000 was due to a decrease in salaries and benefits (including stock-based compensation) of $219,000 and a decrease in fixed overhead of $31,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,509,000, or 76% of total revenue, during the six months ended June 30, 2024, as compared to $4,104,000, or 71% of total revenue, in the six months ended June 30, 2023. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $2,424,000 driven by lower revenue and lower equipment margins, (ii) a decrease in warranty expense of $137,000 due to a reduction in the warranty accrual as a result of lower revenue during the past 18 months, (iii) a decrease in travel of $23,000, (iv) a decrease of $23,000 in excess and obsolete inventory expense, and (v) reduced shipping and handling and other expense of $14,000, partially offset by (vi) an increase of $26,000 for outside engineering services.

Operating Expenses

Operating expenses decreased to $1,426,000 for the six months ended June 30, 2024, from $2,083,000 for the six months ended June 30, 2023, a decrease of $657,000, or 32%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $358,000, (ii) a decrease in advertising and marketing expenses of $222,000, and (iii) a decrease in product development of $76,000. These decreases are the result of our cost-cutting measures.

Our decrease in SG&A expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to: (i) a decrease of $332,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in bad debt expense of $39,000, (iii) a decrease in facilities and offices expenses of $33,000, (iv) a reduction in commissions of $21,000, (v) a decrease of $10,000 for travel, and (vi) a decrease in insurance and other expenses of $9,000. These decreases were offset by (i) an increase of $28,000 for investor relations expenses, (ii) an increase of $28,000 in business taxes and licenses primarily due to an increase for real estate taxes, (iii) an increase of $17,000 for accounting and other professional fees, and (iv) an increase for loss on the disposal of fixed assets of $13,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation) of $133,000, (ii) a decrease in advertising and promotion of $74,000, (iii) a decrease in outside services and other marketing expenses of $13,000, and (iv) a reduction in trade show related costs of $2,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $70,000, (ii) a decrease of $4,000 for materials and other R&D costs, and (iii) a decrease in travel of $2,000.

Operating Loss

We recognized an operating loss of $1,401,000 for the six months ended June 30, 2024, as compared to an operating loss of $1,151,000 for the six months ended June 30, 2023, an increase of $250,000 or 22%. The operating loss for the six months ended June 30, 2024 included $69,000 of non-cash, stock-based compensation, and $10,000 of depreciation expense, compared to $162,000 of non-cash, stock-based compensation, and $13,000 of depreciation expense for the six months ended June 30, 2023. Excluding these non-cash items, our operating loss increased by $346,000. This increase in operating loss was primarily due to a significant decrease in revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Of the additional revenue for the six-month period in 2023, 80% was recorded in the second quarter. Additionally, we had higher fixed and variable costs as a percentage of revenue in 2024.

Other Income (Expense)

We recognized other income (net) of $14,000 for the six months ended June 30, 2024, compared to other income (net) of $26,000 for the six months ended June 30, 2023. Other income for the six months ended June 30, 2024 consisted of interest income on our money market account. Other income for six months ended June 30, 2023 primarily consisted of interest income on a money market account of $18,000 and an adjustment to our ERC credit and unclaimed property of $8,000.

Net Loss

Overall, we recognized a net loss of $1,387,000 for the six months ended June 30, 2024, as compared to a net loss of $1,125,000 for the six months ended June 30, 2023, an increase of $262,000 or 23%. The net loss for the six months ended June 30, 2024 included $69,000 of non-cash, stock-based compensation, and $10,000 of depreciation expense, compared to $162,000 of non-cash, stock-based compensation, $13,000 of depreciation expense for the six months ended June 30, 2023. Excluding these non-cash items, our net loss increased by $357,000. This increase in net loss was primarily due to a significant decrease in revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Of the additional revenue for the six-month period in 2023, 80% was recorded in the second quarter. Additionally, we had higher fixed and variable costs as a percentage of revenue in 2024.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of June 30, 2024, we had cash and cash equivalents of $11,325,000, compared to cash and cash equivalents of $12,508,000 as of December 31, 2023. The $1,183,000 decrease in cash and cash equivalents during the six months ended June 30, 2024, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the six months ended June 30, 2024, we held deposits in this financial institution that exceeded the federally insured amount.

As of June 30, 2024, we had accounts receivable (net of allowance for doubtful accounts) of $32,000, contract assets (net of allowance for doubtful accounts) of $224,000, inventory (net of excess and obsolete allowance) of $24,000, and prepaid expenses and other assets of $615,000 (including $62,000 in advance payments on inventory purchases and a vendor credit for inventory returns of $144,000). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of June 30, 2024, we had total accounts payable and accrued expenses of $886,000, deferred revenue of $393,000, and the current portion of operating lease liability of $131,000. As of June 30, 2024, we had working capital of $10,810,000, compared to working capital of $12,110,000 as of December 31, 2023. The decrease in our working capital was primarily related to (i) a decrease in cash of $1,183,000, (ii) a decrease in inventory (net) of $273,000, (iii) an increase in accounts payable and accrued liabilities of $262,000, partially offset by (iv) an increase in prepaid expenses and other assets of $302,000, and (v) a decrease in deferred revenue of $106,000.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the six months ended June 30, 2024 and June 30, 2023:

	For the Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(1,183,000)	$(4,440,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash	$(1,183,000)	$(4,440,000)

Operating Activities

We incurred a net loss for the six months ended June 30, 2024 of $1,387,000 and have an accumulated deficit of $38,577,000 as of June 30, 2024.

Cash used in operations for the six months ended June 30, 2024 was $1,183,000 compared to cash used in operating activities of $4,440,000 for the six months ended June 30, 2023, a decrease of $3,257,000.

The decrease in cash used in operating activities during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to: (i) a decrease in cash used to fund working capital of $3,662,000, (ii) an increase in net loss of $262,000, and (iii) a decrease in non-cash operating charges of $143,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $1,183,000, (ii) a decrease in inventory (net) of $273,000, (iii) an increase in accounts payable and accrued liabilities of $262,000, partially offset by (iv) an increase in prepaid expenses and other assets of $302,000, and (v) a decrease in deferred revenue of $106,000.

The decrease in non-cash operating charges was primarily due to (i) a decrease of $93,000 for share-based compensation, (ii) a decrease in the provision for doubtful accounts of $39,000, and (iii) a decrease in the change to the provision for excess and obsolete inventory of $23,000.

Investing Activities

There were no cash flows from investing activities during the six months ended June 30, 2024. Cash provided by investing activities during the six months ended June 30, 2023 was less than $1,000.

Financing Activities

There were no cash flows from financing activities during the six months ended June 30, 2024 and June 30, 2023.

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

Contractual Payment Obligations

As of June 30, 2024, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2024, we had no off-balance sheet arrangements. During the six months ended June 30, 2024, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions are held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, our disclosure controls and procedures were not effective as of June 30, 2024.

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

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies in the future when our financial assets and our operations would support the requirements of additional personnel. We are committed to continuing to improve our financial organization, when we are able, including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Given the current uncertainty around estimating the likelihood of success of claims and potential damages, we have not recorded an accrual for any potential loss related to this matter.

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

Item 5. Other Information needs updates

Not applicable.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: August 14, 2024	By:	/s/ Anthony K. McDonald
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

