Form 10-Q
period 2024-09-30
CEA Industries Inc.
filed 2024-11-14
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 14, 2024, the number of outstanding shares of common stock of the registrant was 791,580.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2024

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

●	the impact on our business from our restructuring and cost containment actions taken in the first quarter of 2023 and continuing thereafter;
●	the inherent uncertainty of product development and product selection to meet client requirements, meeting client expectations, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments, especially those related to changes in, and the enforcement of, cannabis laws;

●	competitive pressures in the CEA (Controlled Environment Agriculture) industry and our engineering service and product supply position within the CEA and, in particular, the cannabis growers industry;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and reliance on a limited number of customers and suppliers;

●	the continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers;

ii

●	general economic conditions, our customers’ operations and access to capital, and market and business disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events, adversely affecting demand for the products and services offered by us in the markets in which we operate;

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

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$10,295,159	$12,508,251
Accounts receivable, net	71,240	18,655
Contract assets, net	224,414	224,414
Inventory, net	24,680	296,404
Prepaid expenses and other	421,260	313,115
Total Current Assets	11,036,753	13,360,839
Noncurrent Assets
Property and equipment, net	9,605	38,558
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	273,375	356,109
Total Noncurrent Assets	299,557	411,244

TOTAL ASSETS	$11,336,310	$13,772,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$364,154	$624,724
Deferred revenue	468,963	499,800
Current portion of operating lease liability	133,127	126,724
Total Current Liabilities	966,244	1,251,248

Noncurrent Liabilities
Operating lease liability, net of current portion	166,685	259,627
Total Noncurrent Liabilities	166,685	259,627

TOTAL LIABILITIES	1,132,929	1,510,875

Commitments and Contingencies (Note 6)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 791,580 and 673,090 shares issued and outstanding, respectively	8	7
Additional paid in capital	49,520,970	49,451,493
Accumulated deficit	(39,317,597)	(37,190,292)
Total Shareholders’ Equity	10,203,381	12,261,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,336,310	$13,772,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$390,817	$913,571	$2,386,023	$6,659,858

Cost of revenue	460,970	1,017,634	2,430,751	5,831,953

Gross (loss) profit	(70,153)	(104,063)	(44,728)	827,905

Operating expenses:
Advertising and marketing expenses	450	21,551	13,630	256,965
Product development costs	-	-	-	76,487
Selling, general and administrative expenses	676,069	681,448	2,089,328	2,452,305
Total operating expenses	676,519	702,999	2,102,958	2,785,757

Operating loss	(746,672)	(807,062)	(2,147,686)	(1,957,852)

Other income (expense):
Other income (expense), net	-	-	-	7,778
Interest income (expense), net	6,269	8,043	20,381	26,042
Total other income (expense)	6,269	8,043	20,381	33,820

Loss before provision for income taxes	(740,403)	(799,019)	(2,127,305)	(1,924,032)

Income taxes	-	-	-	-

Net loss	$(740,403)	$(799,019)	$(2,127,305)	$(1,924,032)

Loss per common share – basic and diluted	$(0.94)	$(1.19)	$(2.92)	$(2.86)

Weighted average number of common shares outstanding, basic and diluted	791,580	673,031	729,333	672,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and September 30, 2023

(in US Dollars except share numbers)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance June 30, 2024	791,580	$8	$49,520,970	$(38,577,194)	$10,943,784
Net loss	-	-	-	(740,403)	(740,403)
Balance September 30, 2024	791,580	$8	$49,520,970	$(39,317,597)	$10,203,381

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees, net of forfeitures for unvested stock options granted to employees	-	-	(5,522)	-	(5,522)
Common shares issued in settlement of restricted stock units issued to directors	11,364	-	-	-	-
Fair value of restricted stock units issued to directors	-	-	75,000		75,000
Issuance of common shares to round up partial shares following reverse split	107,126	1	(1)	-	-
Net loss	-	-	-	(2,127,305)	(2,127,305)
Balance September 30, 2024	791,580	$8	$49,520,970	$(39,317,597)	$10,203,381

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance June 30, 2023	673,031	$7	$49,426,140	$(35,403,754)	$14,022,392
Fair value of vested stock options granted to employees	-	-	15,166	-	15,166
Net loss	-	-	-	(799,019)	(799,019)
Balance September 30, 2023	673,031	$7	$49,441,306	$(36,202,773)	$13,238,539

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	662,831	$7	$49,173,910	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	166,080	-	166,080
Common shares issued in settlement of restricted stock units issued to directors	10,200	-	-		-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(1,924,032)	(1,924,032)
Balance September 30, 2023	673,031	$7	$49,441,306	$(36,202,773)	$13,238,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(2,127,305)	$(1,924,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	16,328	22,476
Share-based compensation	69,478	177,427
Provision for doubtful accounts (bad debt recovery)	(40,094)	(2,056)
Provision for excess and obsolete inventory	36,839	111,123
Loss on disposal of assets	12,625	100
Operating lease expense	82,734	79,705

Changes in operating assets and liabilities:
Accounts receivable	(12,490)	(267,842)
Inventory	234,885	(77,808)
Prepaid expenses and other	(108,147)	1,166,170
Accounts payable and accrued liabilities	(260,570)	(635,373)
Deferred revenue	(30,836)	(3,863,683)
Operating lease liability, net	(86,539)	(80,716)
Net cash used in operating activities	(2,213,092)	(5,294,509)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	-	200
Net cash provided by investing activities	-	200

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(2,213,092)	(5,294,309)
Cash and cash equivalents, beginning of period	12,508,251	18,637,114
Cash and cash equivalents, end of period	$10,295,159	$13,342,805

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Options issued for accrued equity compensation liability	$-	$89,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2023 and the nine months ended September 30, 2024, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Inflation

Our operations are being influenced by the inflation in the larger economy and in the industries related to building renovations, retrofitting and new build CEA facilities in which we operate. We believe that we will continue to face inflationary increases in the cost of products and our operations, which will adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment, delivery and transportation costs, and general operational expenses. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Financial Statement Presentation

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. The balance sheet information as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of September 30, 2024, the balance in the Company’s accounts was approximately $10,295,000, consequently approximately $10,045,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $85,000 and $125,000, respectively. During the nine months ended September 30, 2024, the Company received payment on certain accounts receivable which it had considered uncollectible and had provided against in full. Accordingly, we wrote back $40,094 during the period in respect of these balances that no longer needed to be allowed against. Similarly, during the nine months ended September 30, 2023, we wrote back $2,056 in respect payments received on accounts receivable balances that had previously been fully allowed against in prior periods.

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

As of September 30, 2024 and 2023, there were respectively, 643,906 and 666,069, potentially dilutive equity instruments outstanding in respect of warrants and stock options that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 617,785 and 635,314 related to warrants outstanding at September 30, 2024 and 2023, respectively, issued in connection with the sale of our shares of series B Preferred stock and common stock. The remaining 26,121 and 30,755 potentially dilutive equity instruments outstanding as of September 30, 2024 and 2023, respectively, related to options that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

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

September 30, 2024

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Equipment and systems sales	$341,157	$647,870	$2,045,211	$5,944,445
Engineering and other services	49,386	235,301	292,968	462,943
Shipping and handling	274	1,000	4,209	18,335
Forfeited non-refundable customer deposits	-	29,400	43,635	234,135
Total revenue	$390,817	$913,571	$2,386,023	$6,659,858

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. Contract assets increased by $224,414 in 2023, due to revenue recognition related to the partial satisfaction of performance obligations, on three contracts with one customer, for which we have not yet billed out customer. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of September 30, 2024, and December 31, 2023, the allowance for doubtful accounts was $1,436. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2024. As of September 30, 2024, and December 31, 2023, the Company had contract assets of $224,414.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of September 30, 2024, and December 31, 2023, deferred revenue, which was classified as a current liability, was $468,963 and $499,800, respectively.

For the three and nine months ended September 30, 2024, the Company recognized revenue of $0 and $116,610, respectively, related to the deferred revenue at January 1, 2024. For the three and nine months ended September 30, 2023, the Company recognized revenue of $12,461 and $3,911,083, respectively, related to the deferred revenue at January 1, 2023.

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

As of September 30, 2024, the Company’s remaining performance obligations, or backlog, was approximately $352,000, a decrease of $196,000 from the September 30, 2023 backlog of $548,000. The decline was primarily the result of revenue recognition against our prior backlog and cancellations. The Company has entered into fewer new contracts generally, and they have been for smaller amounts. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through 2024 are as follows:

	2024	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	352,000	352,000
Total remaining performance obligations	$352,000	$352,000

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of September 30, 2024, and December 31, 2023, the Company had an accrued warranty reserve amount of $53,527 and $191,338, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The following is a summary of share-based compensation credits and expenses included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Share-based compensation expense included in:
Cost of revenue	$-	$-	$-	$4,898
Advertising and marketing expenses	-	-	-	1,113
Product development costs	-	-	-	3,570
Selling, general and administrative expenses	-	15,166	69,478	167,846
Total share-based compensation expense included in consolidated statement of operations	$-	$15,166	$69,478	$177,428

Concentrations

Two customers accounted for 43% and 39% of the Company’s revenue, respectively, for the three months ended September 30, 2024. One customer accounted for 54% of the Company’s revenue for the nine months ended September 30, 2024. Four customers accounted for 29%, 19%, 16%, and 12% of the Company’s revenue for the three months ended September 30, 2023. Three customers accounted for 38%, 20% and 12% of the Company’s revenue for the nine months ended September 30, 2023.

Three customers accounted for 55%, 34% and 11% of the Company’s accounts receivable, respectively, as of September 30, 2024. Three customers accounted for 59%, 29% and 12% of the Company’s accounts receivable, respectively, as of December 31, 2023.

Recently Issued Accounting Pronouncements

In March 2024, the SEC issued a final rule under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors, requires the disclosure of material Scope 1 and Scope 2 greenhouse gas emissions and other climate-related topics in annual reports and registration statements. In April 2024, the SEC announced its decision to voluntarily stay the new rules pending judicial review of certain legal challenges, and thus the timing and scope of the new rules remains unknown. However, the Company is continuing to evaluate the impact these rules will have on its consolidated financial statements and related disclosures.

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

September 30, 2024

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of September 30, 2024
Operating lease right-of-use asset	$273,375
Operating lease liability, current	$133,127
Operating lease liability, long-term	$166,685

Remaining lease term	2.3 years
Discount rate	3.63%

For the Nine Months Ended September 30, 2024
Cash paid for operating lease	$96,003

Future annual minimum lease payments under non-cancellable operating leases as of September 30, 2024, were as follows:

As of September 30, 2024

Years ended December 31,
2024 (excluding the nine months ended September 30, 2024)	32,641
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	313,271
Less imputed interest	(13,459)
Present value of minimum lease payments	$299,812

Note 3 – Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2024	2023
Finished goods	$141,393	$366,844
Raw materials	112,822	122,258
Allowance for excess & obsolete inventory	(229,535)	(192,698)
Inventory, net	$24,680	$296,404

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Overhead expenses of $8,155 and $13,679 were included in the inventory balance as of September 30, 2024, and December 31, 2023, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $128,000 and $6,000 in advance payments for inventory as of September 30, 2024, and December 31, 2023, respectively.

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023
Furniture and equipment	$249,511	$275,994
Vehicles	15,000	15,000
Accumulated depreciation	(254,906)	(252,436)
Property and equipment, net	$9,605	$38,558

Depreciation expense was $16,328 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, $1,604 was allocated to cost of sales, $401 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$162,528	$183,359
Sales commissions payable	2,050	1,710
Accrued payroll liabilities	115,674	189,829
Product warranty accrual	53,527	191,338
Other accrued expenses	30,375	58,488
Total	$364,154	$624,724

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

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

As further discussed in Note 12 Subsequent Events below, on or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceed $2,000,000 (Claims”). The Company denies all the Claims and that Claimant is entitled to any damages. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. We intend to generally defend the Claims on the basis that all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. If Claimant moves forward with its Claims, the Company’s equipment contract with Claimant requires the parties to arbitrate their dispute with the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

Given the current uncertainty around estimability and success of the Claims, we have not recorded an accrual for any potential loss related to these matters.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 7 – Stockholders’ Equity

As of September 30, 2024, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of September 30, 2024, 791,580 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

There is no additional compensation paid to members of any committee of the Board. Directors who are also executives of the Company, serving on the Board, do not receive compensation for their Board service.

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

During the nine months ended September 30, 2024, no shares or options were issued and 511 options were forfeited under the 2017 Plan.

As of September 30, 2024, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 11,615 options remain outstanding, and 2,522 shares remain available for future equity awards.

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

During the nine months ended September 30, 2024:

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

As of September 30, 2024, of the 55,556 shares authorized under the 2021 Equity Plan, 22,411 shares have been issued in settlement of restricted stock units, awards relating to 11,104 non-qualified stock options, and 3,401 incentive stock options remain outstanding, and 18,639 shares remain available for future equity awards.

There was no unrecognized compensation expense for unvested non-qualified options as of September 30, 2024.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the nine months ended September 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2023	25,169	$70.40	6.6	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(3,808)	$38.77	-	$-
Expired	-	$-	-	$-
Outstanding, September 30, 2024	21,361	$76.04	5.7	$-
Exercisable, September 30, 2024	21,361	$76.04	5.7	$-

A summary of non-vested non-qualified stock options activity for employees and consultants under the 2017 and 2021 Equity Plans for the nine months ended September 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value

Nonvested, December 31, 2023	833	$26.16	$(21,344)	$21,800
Granted	-	$-	$-	$-
Vested	(417)	$26.16	$10,672	$(10,900)
Forfeited	(417)	$26.16	$10,672	$(10,900)
Expired	-	$-	$-	$-
Nonvested, September 30, 2024	-	$-	$-	$-

For the nine months ended September 30, 2024 and September 30, 2023, the Company recorded $(5,522) and $60,944 as compensation credit and expense related to vested options issued to employees and consultants, net of forfeitures of unvested options issued to employees and consultants, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the nine months ended September 30, 2024, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding, December 31, 2023	4,760	$113.34	5.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, September 30, 2024	4,760	$113.34	4.2	$-
Exercisable, September 30, 2024	4,760	$113.34	4.2	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024 and September 30, 2023, the Company incurred no compensation expense related to options issued to directors.

Restricted Stock Units

Effective January 2, 2024, the Company issued a total of 11,364 restricted stock units (RSUs) under the 2021 Equity Plan to three of its independent directors. These RSUs vested upon grant.

During the nine months ended September 30, 2024 and September 30, 2023, the Company recorded $75,000 and $101,316, respectively, as compensation expense related to vested RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2023	-	$-	$-
Granted	11,364	$6.60	$-
Vested and settled with share issuance	(11,364)	$6.60	$-
Forfeited/canceled	-	$-	$-
Outstanding, September 30, 2024	-	$-	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended September 30, 2024:

			Weighted	Weighted
			Average	Average	Aggregate
	Warrants		Exercise	Remaining Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2023	635,314	635,314	$61.72	37	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(17,529)	(17,529)	$114.34	-	-

Outstanding at September 30, 2024	617,785	617,785	$60.23	29	-

The following table summarizes information about warrants outstanding at September 30, 2024:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$124.74	1,447	1,447	1

$60.00	592,125	592,125	29

$61.95	24,213	24,213	29

	617,785	617,785	29

Q3 2021 Warrants Issued to Series B Preferred Stockholder

On September 28, 2021, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the investor purchased from the Company 3,300 shares of convertible Series B Preferred Stock with a stated value of $1,000 per share, or $3,300,000 of stated value in the aggregate, and a warrant to purchase up to 16,082 shares of common stock of the Company for an aggregate purchase price of $3,000,000. The warrant was exercisable until September 28, 2024, at an exercise price of $113.40, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights. Accordingly, these warrants expired, unexercised, on September 28, 2024.

Q3 2021 Warrants Issued to Series B Preferred Placement Agent

In connection with the sale of the shares of convertible Series B Preferred Stock described above, the Company issued 2,894 warrants to the placement agent and its designees. Half of the warrants were issued on September 28, 2021, and the second half were issued on November 3, 2021, and were exercisable commencing February 28, 2022 and May 3, 2022, respectively, until September 28, 2024 and November 3, 2024, respectively. The exercise price per share of the warrants was $124.80, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights. Accordingly, 1,447 of these warrants expired, unexercised, on September 28, 2024. Further, as discussed in Note 12 Subsequent Events below, the remaining 1,447 warrants expired unexercised on November 3, 2024.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

Note 10 – Income Taxes

As of September 30, 2024, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $30,967,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of September 30, 2024 and December 31, 2023. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the nine months ended September 30, 2024 and September 30, 2023, the Company paid $6,763 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. During the nine months ended September 30, 2023, the Company received $14,035 in cash payments for these contracts. Revenue of $16,977 was recorded in the nine months ended September 30, 2023 in respect of these agreements. No transactions were recorded in the nine months ended September 30, 2024, in respect of these agreements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2024

(in US Dollars except share numbers)

(Unaudited)

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the nine months ended September 30, 2024, the Company paid Mr. Etten $25,000 in respect of services related to this agreement.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued. No material subsequent events occurred after September 30, 2024, other than as set out below:

Litigation

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceed $2,000,000 (Claims”). The Company denies all the Claims and that Claimant is entitled to any damages. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. We intend to generally defend the Claims on the basis that all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. If Claimant moves forward with its Claims, the Company’s equipment contract with Claimant requires the parties to arbitrate their dispute with the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

Given the current uncertainty around estimability and success of the Claims, we have not recorded an accrual for any potential loss related to this matter.

Q3 2021 Warrants Issued to Series B Preferred Placement Agent

In connection with the sale of the shares of convertible Series B Preferred Stock described above, the Company issued 2,894 warrants to the placement agent and its designees. Half of the warrants were issued on September 28, 2021, and the second half were issued on November 3, 2021, and are exercisable commencing February 28, 2022 and May 3, 2022, respectively, until September 28, 2024 and November 3, 2024, respectively. The exercise price per share of the warrants is $124.80, subject to adjustment for stock splits, stock dividends and other typical adjustments and changes in capitalization, including mergers and acquisitions and distribution of rights. Accordingly, 1,447 of these warrants expired, unexercised, on September 28, 2024. The remaining 1,447 warrants expired unexercised on November 3, 2024.

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

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, continuously evolving waste removal regulations, inflationary pressures, and labor shortages. In addition to these issues, our cannabis growing customers face increasingly rigorous quality standards and declining cannabis prices in a growing industry whose standards are constantly evolving. The part of the CEA industry focused on by the Company has been food related crops, a segment that is also facing disruption from evolving market demand, competition, and reorganization, including the lack of growth capital and several noteworthy bankruptcies.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to have adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital, as a result of the pandemic. Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2023, and the nine months ended September 30, 2024, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

Our Bookings, Backlog and Revenue

During the three months ended September 30, 2024, we executed new sales contracts with a total contract value of $516,000. During this same period, we had no change orders or cancellations. Consequently, our net bookings in the three months ended September 30, 2024 were $516,000, representing a decrease of $924,000 (or 64%) from net bookings of $1,440,000 in the second quarter of 2024.

Our backlog at September 30, 2024 was $352,000, an increase of $125,000, or 55%, from our backlog of $227,000 at June 30, 2024. The increase in backlog is primarily the result of bookings in the third quarter that have not yet been fulfilled. While we expect to recognize all the revenue from the remaining backlog in 2024, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

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

Our recognized revenue for the quarters ended September 30, 2023, December 31, 2023, March 31, 2024, June 30, 2024, and September 30, 2024, in the table below, excludes $29,000, $0, $31,000, $12,000, and $0, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024
Backlog, beginning balance	$1,066,000	$548,000	$435,000	$535,000	$227,000
Net bookings, current period	366,000	138,000	303,000	1,440,000	516,000
Recognized revenue, current period	(884,000)	(251,000)	(203,000)	(1,748,000)	(391,000)
Backlog, ending balance	$548,000	$435,000	$535,000	$227,000	$352,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of September 30, 2024.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q3 2024 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q3 2024 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

Revenues and Cost of Goods Sold

Revenue for the three months ended September 30, 2024 was $391,000, compared to $914,000 for the three months ended September 30, 2023, representing a decrease of $523,000, or 57%. The decrease was primarily due to lower bookings and a reduced backlog over the past 18 months.

Cost of revenue decreased by $557,000 or 55%, from $1,018,000 for the three months ended September 30, 2023 to $461,000 for the three months ended September 30, 2024. The decrease was primarily due to a decrease in revenue, along with a decrease in fixed and other variable costs, as discussed below.

During the three months ended September 30, 2024, we recognized a gross loss of $70,000 compared to a gross loss of $104,000 for the three months ended September 30, 2023, a decrease of $34,000 or 33%. Our gross loss margin increased by 7 percentage points from 11% for the three months ended September 30, 2023 to 18% for the three months ended September 30, 2024 primarily due to lower revenue, an increase in fixed costs as a percent of revenue, offset by lower variable costs, as described below. Additionally, total revenue in the three months ended September 30, 2024 and September 30, 2023 included $0 and $29,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $183,000, or 47% of total revenue, for the three months ended September 30, 2024, as compared to $292,000, or 32% of total revenue, for the three months ended September 30, 2023. The decrease of $109,000 was due to a decrease in salaries and benefits of $91,000 and a decrease in fixed overhead of $18,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $278,000, or 71% of total revenue, during the three months ended September 30, 2024, as compared to $726,000, or 80% of total revenue, in the three months ended September 30, 2023. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $240,000 driven by lower revenue, (ii) a decrease of $70,000 for outside engineering services, (iii) a decrease in warranty expense of $56,000, due to a reduction in the warranty accrual as a result of lower revenue during the past 18 months, (iv) a decrease in excess and obsolete inventory expense of $52,000, (v) a reduction in travel of $22,000, and (vi) lower shipping and handling and other expenses of $8,000.

Operating Expenses

Operating expenses decreased to $677,000 for the three months ended September 30, 2024, from $703,000 for the three months ended September 30, 2023, a decrease of $26,000, or 4%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $5,000, and (ii) a decrease in advertising and marketing expenses of $21,000. These decreases are the result of our cost-cutting measures.

Our decrease in SG&A expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to: (i) a decrease of $133,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease for investor relations expense of $11,000, and (iii) a decrease of $9,000 for facility and office expense, partially offset by (iv) an increase of $134,000 for accounting and other professional fees, (v) a $7,000 increase for insurance, (vi) an increase in sales related expenses of $4,000 due to outside sales referral fees, and (vii) an increase of $3,000 for business taxes and licenses.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in advertising and promotion of $20,000, and (ii) a decrease of $1,000 for outside services and web development.

Operating Loss

We recognized an operating loss of $747,000 for the three months ended September 30, 2024, as compared to an operating loss of $807,000 for the three months ended September 30, 2023, a decrease of $60,000 or 7%. The operating loss for the three months ended September 30, 2024 included $4,000 of depreciation expense, compared to $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense for the three months ended September 30, 2023. Excluding these non-cash items, our operating loss decreased by $42,000.

Other Income (Expense)

We recognized other income (net) of $6,000 for the three months ended September 30, 2024, compared to other income (net) of $8,000 for the three months ended September 30, 2023. Other income for both periods consisted of interest income from a money market account.

Net Loss

Overall, we recognized a net loss of $740,000 for the three months ended September 30, 2024, as compared to a net loss of $799,000 for the three months ended September 30, 2023, a decrease of $59,000 or 7%. The net loss for the three months ended September 30, 2024 included $4,000 of depreciation expense, compared to $15,000 of non-cash, stock-based compensation, and $7,000 of depreciation expense for the three months ended September 30, 2023. Excluding these non-cash items, our operating loss decreased by $41,000.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

Revenues and Cost of Goods Sold

Revenue for the nine months ended September 30, 2024 was $2,386,000, compared to $6,660,000 for the nine months ended September 30, 2023, representing a decrease of $4,274,000, or 64%. The decrease was primarily due to a decrease in bookings in the last 18 months. We believe the lower bookings are due to the delay of capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company.

Cost of revenue decreased by $3,401,000 or 58%, from $5,832,000 for the nine months ended September 30, 2023, to $2,431,000 for the nine months ended September 30, 2024. The decrease was primarily due to a decrease in revenue, along with a decrease in fixed and other variable costs, as discussed below.

Our gross loss for the nine months ended September 30, 2024 was $45,000 compared to a gross profit of $828,000 for the nine months ended September 30, 2023, a decrease of $873,000 or 105%. Our gross profit margin decreased by 14 percentage points from 12% for the nine months ended September 30, 2023, to a gross loss margin of 2% for the nine months ended September 30, 2024, primarily due to lower revenue and an increase in fixed and other variable costs as a percentage of revenue, as described below. Additionally, total revenue in the nine months ended September 30, 2024 and September 30, 2023 included $44,000 and $234,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $643,000, or 27% of total revenue, for the nine months ended September 30, 2024, as compared to $1,002,000, or 15% of total revenue, for the nine months ended September 30, 2023. The decrease of $359,000 was due to a decrease in salaries and benefits (including stock-based compensation) of $310,000 and a decrease in fixed overhead of $49,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $1,788,000, or 75% of total revenue, during the nine months ended September 30, 2024, as compared to $4,830,000, or 73% of total revenue, in the nine months ended September 30, 2023. The decrease in variable costs was primarily due to: (i) a decrease in equipment costs of $2,664,000 driven by lower revenue and lower equipment margins, (ii) a decrease in warranty expense of $193,000 due to a reduction in the warranty accrual as a result of lower revenue during the past 18 months, (iii) a decrease of $74,000 in excess and obsolete inventory expense, (iv) a decrease of $45,000 for travel expenses, and (v) reduced outside engineering services expense of $44,000, and (vi) a decrease in shipping and handling and other variable costs of $22,000.

Operating Expenses

Operating expenses decreased to $2,103,000 for the nine months ended September 30, 2024, from $2,786,000 for the nine months ended September 30, 2023, a decrease of $683,000, or 25%. The operating expense decrease consisted of: (i) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $363,000, (ii) a decrease in advertising and marketing expenses of $243,000, and (iii) a decrease in product development of $77,000. These decreases are the result of our cost-cutting measures.

Our decrease in SG&A expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to: (i) a decrease of $465,000 in salaries and benefits (including stock-based compensation) and other employee related costs, (ii) a decrease in facilities and offices expenses of $42,000, (iii) a decrease in bad debt expense of $38,000, (iv) a reduction in commissions and other sales related expenses of $17,000, (v) a decrease of $7,000 for travel, and (vi) a decrease in depreciation expense of $5,000. These decreases were offset by (i) an increase of $151,000 for accounting and other professional fees, (ii) an increase of $30,000 in business taxes and licenses primarily due to an increase for real estate taxes, (iii) an increase in investor relations expense of $17,000, and (iv) an increase for loss on the disposal of fixed assets of $12,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in salaries and benefits (including stock compensation) of $133,000, (ii) a decrease in advertising and promotion of $94,000, (iii) a decrease in outside services and other marketing expenses of $14,000, and (iv) a reduction in trade show related costs of $2,000.

The decrease in product development costs was due to (i) a decrease in salaries and benefits (including stock-based compensation) of $70,000, (ii) a decrease of $4,000 for materials and other R&D costs, and (iii) a decrease in travel of $2,000.

Operating Loss

We recognized an operating loss of $2,148,000 for the nine months ended September 30, 2024, as compared to an operating loss of $1,958,000 for the nine months ended September 30, 2023, an increase of $190,000 or 10%. The operating loss for the nine months ended September 30, 2024 included $69,000 of non-cash, stock-based compensation, and $14,000 of depreciation expense, compared to $177,000 of non-cash, stock-based compensation, and $20,000 of depreciation expense for the nine months ended September 30, 2023. Excluding these non-cash items, our operating loss increased by $303,000. This increase in operating loss was primarily due to a significant decrease in revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 as well as an increase in fixed and variable costs as a percent of revenue.

Other Income (Expense)

We recognized other income (net) of $20,000 for the nine months ended September 30, 2024, compared to other income (net) of $34,000 for the nine months ended September 30, 2023. Other income for the nine months ended September 30, 2024 consisted of interest income on our money market account. Other income for nine months ended September 30, 2023 primarily consisted of interest income on a money market account of $26,000 and an adjustment to our ERC credit and unclaimed property of $8,000.

Net Loss

Overall, we recognized a net loss of $2,127,000 for the nine months ended September 30, 2024, as compared to a net loss of $1,924,000 for the nine months ended September 30, 2023, an increase of $203,000 or 11%. The net loss for the nine months ended September 30, 2024 included $69,000 of non-cash, stock-based compensation, and $14,000 of depreciation expense, compared to $177,000 of non-cash, stock-based compensation, $20,000 of depreciation expense for the nine months ended September 30, 2023. Excluding these non-cash items, our net loss increased by $317,000. This increase in net loss was primarily due to a significant decrease in revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 along with an increase in fixed and variable costs as a percent of revenue.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of September 30, 2024, we had cash and cash equivalents of $10,295,000, compared to cash and cash equivalents of $12,508,000 as of December 31, 2023. The $2,213,000 decrease in cash and cash equivalents during the nine months ended September 30, 2024, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the nine months ended September 30, 2024, we held deposits in this financial institution that exceeded the federally insured amount.

As of September 30, 2024, we had accounts receivable (net of allowance for doubtful accounts) of $71,000, contract assets (net of allowance for doubtful accounts) of $224,000, inventory (net of excess and obsolete allowance) of $25,000, and prepaid expenses and other assets of $421,000 (including $128,000 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of September 30, 2024, we had total accounts payable and accrued expenses of $364,000, deferred revenue of $469,000, and the current portion of operating lease liability of $133,000. As of September 30, 2024, we had working capital of $10,071,000, compared to working capital of $12,110,000 as of December 31, 2023. The decrease in our working capital was primarily related to (i) a decrease in cash of $2,213,000, (ii) a decrease in inventory (net) of $272,000, partially offset by (iii) a decrease in accounts payable and accrued liabilities of $261,000, (iv) an increase in prepaid expenses and other assets of $108,000, (v) an increase in accounts receivable of $53,000, and (v) a decrease in deferred revenue of $31,000.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the nine months ended September 30, 2024 and September 30, 2023:

	For the Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(2,213,000)	$(5,294,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash	$(2,213,000)	$(5,294,000)

Operating Activities

We incurred a net loss for the nine months ended September 30, 2024 of $2,127,000 and have an accumulated deficit of $39,318,000 as of September 30, 2024.

Cash used in operations for the nine months ended September 30, 2024 was $2,213,000 compared to cash used in operating activities of $5,294,000 for the nine months ended September 30, 2023, a decrease of $3,081,000.

The decrease in cash used in operating activities during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to: (i) a decrease in cash used to fund working capital of $3,496,000, (ii) an increase in net loss of $203,000, and (iii) a decrease in non-cash operating charges of $211,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $2,213,000, (ii) a decrease in inventory (net) of $272,000, partially offset by (iii) a decrease in accounts payable and accrued liabilities of $261,000, (iv) an increase in prepaid expenses and other assets of $108,000, (v) an increase in accounts receivable of $53,000, and (v) a decrease in deferred revenue of $31,000.

Investing Activities

There were no cash flows from investing activities during the nine months ended September 30, 2024. Cash provided by investing activities during the nine months ended September 30, 2023 was less than $1,000.

Financing Activities

There were no cash flows from financing activities during the nine months ended September 30, 2024 and September 30, 2023.

Inflation

Our operations are being influenced by the inflation in the larger economy and in the industries related to building renovations, retrofitting and new build CEA facilities in which we operate. We believe that we will continue to face inflationary increases in the cost of products and our operations, which will adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment, delivery and transportation costs, and general operational expenses. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

Contractual Payment Obligations

As of September 30, 2024, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2024, we had no off-balance sheet arrangements. During the nine months ended September 30, 2024, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions are held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC, our disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceed $2,000,000 (Claims”). The Company denies all the Claims and that Claimant is entitled to any damages. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. We intend to generally defend the Claims on the basis that all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. If Claimant moves forward with its Claims, the Company’s equipment contract with Claimant requires the parties to arbitrate their dispute with the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the preliminary phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

Given the current uncertainty around estimating the likelihood of success of claims and potential damages, we have not recorded an accrual for any potential loss related to these matters.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: November 14, 2024	By:	/s/ Anthony K. McDonald
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

