Form 10-K
period 2024-12-31
CEA Industries Inc.
filed 2025-03-27
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,171,944 based upon a closing price of $6.71 reported for such date on the Nasdaq Capital Markets.

As of March 27, 2025, the number of outstanding shares of common stock of the registrant was 802,346.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEA Industries Inc. Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2024

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the transition the company is making to limit its historic engineering and grow facility operations while seeking new opportunities;

●	our overall financial condition;

●	the impact on our business from our planned restructuring and our ability to transition our operations:

●	the inherent uncertainty of product development and product selection to meet client requirements, meeting client expectations, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments;

●	competitive pressures in our current and future businesses;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and our reliance on a limited number of customers and suppliers;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all;

●	our intention not to pay dividends: and

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

PART I

Item 1. Business

Overview

CEA Industries, through our subsidiary, Surna Cultivation Technologies LLC, has been focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital, and labor, to create an agriculture business that is more efficient and more productive than those that use traditional farming methods. Typically, the CEA industry has been focused on indoor agriculture and vertical farming.

Headquartered in Colorado, we aim to provide customers with a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We offer our customers a variety of service and product offerings that include: (i) air handling equipment and systems, (ii) air sanitation products, (iii) LED lighting, and (iv) benching and racking solutions for indoor cultivation.

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

Recent Developments – Acquisition of Fat Panda

We have entered into an acquisition agreement to acquire a group of Manitoba corporations that own all the assets used in the business of Fat Panda Ltd. (“Fat Panda”). Fat Panda is engaged in the manufacture, distribution and retail sale of e-cigarettes, vape devices and e-liquids and related products through multiple retail locations in the provinces of Manitoba, Ontario, and Saskatchewan, Canada, as well as through its online e-commerce site.

Fat Panda, we believe, is central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. Fat Panda operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

The acquisition will include all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The sellers will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

The purchase price is CAD$18,000,000 (approximately, US$12,600,000), payable in cash, securities and seller loans. The Company also expects to borrow part of the cash portion of the purchase price, in an amount yet to be determined, which will be secured by the assets of Fat Panda. The purchase price includes an initial cash payment of CAD$13,900,000, issuance of 39,000 shares of the common stock of the Company with an agreed aggregate value of CAD$700,000 (approximately CAD$18.00 per share), and issuance of notes to the sellers in the aggregate principal amount of CAD$2,060,000, and release of a CAD$100,000 due diligence deposit. The Company is also agreeing to pay certain financial statement audit expenses of the selling parties. Of the notes to be issued by Fat Panda to the selling parties, one of the notes in the principal amount of CAD$1,030,000, is convertible into the common stock of the Company at a conversion rate of USD$19.00 per share. At closing the following will occur: first, a portion of the cash purchase price in the amount of CAD$1,375,000 will be held in a joint escrow account for 120 days after closing as a working capital adjustment escrow; second, the sum of CAD$1,240,000, will be paid into escrow for possible indemnity claims to be held for 18 months; and third, the purchase price will be reduced by CAD$112,500 and the sum of CAD$112,500 will be paid into escrow to be held for 18 months, both in relation to employee obligation claims under Canadian employment law.

Completion of the acquisition is subject to a number of conditions, which include the preparation and delivery of the Fat Panda companies audited consolidated financial statements and unaudited interim consolidated financial statements, satisfaction of the financial condition of Fat Panda, completion of due diligence by the Company, receipt of all necessary government approvals and licenses, and continuation and reformation of the various retail location leases. Completion is also subject to the Company obtaining financing for a portion of the cash purchase price. The acquisition agreement also provides for the selling persons to make representations and warranties and undertake certain covenants about many aspects of the business of Fat Panda that shall be true and correct and performed at or prior to closing. The representations, warranties and covenants are those that are typical in relation to the acquisition of an operating business. The Company has also made certain representations, warranties and covenants, the principal one of which is to obtain financing for a part of the purchase price, which if not obtained will permit the Company to terminate the purchase agreement.

The Company anticipates that it will complete the acquisition in the first half of fiscal year 2025.

Shares of our common stock and warrants currently are traded on the Nasdaq Capital Markets under the ticker symbols “CEAD” and “CEADW”, respectively.

Our Current CEA Services and Equipment Solutions

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

Our CEA Customers and Prospects

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

Competition in the CEA Market

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

Intellectual Property

In our business operations, we generally rely on a combination of patent and trademark rights, licenses, trade secrets, and laws that protect intellectual property, confidential procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. While we have several issued patents, we do not believe that these issued patents currently provide us with a meaningful competitive advantage. We have registered trademarks around our core Surna brand in the United States and select foreign jurisdictions, as well as the Surna logo and the combined Surna logo and name in the United States. Our Surna trademark is also registered in the European Union and Canada. We also recently secured trademark registration for our proprietary SCA platform, SentryIQ, in the United States and Canada. Subject to ongoing use and renewal, trademark protection is potentially perpetual. We actively protect our inventions, new technologies, and product developments by maintaining trade secrets and, in limited circumstances, filing for patent protection.

Employees

We currently have 6 active full-time employees. We review our staffing needs in light of our contract obligations and attempt to size and skill match our employees as required. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

The Company has experienced a decline in activity, as indicated in its 2024 sales and its current backlog. This decline is due to many factors, including (i) recent challenges in the cannabis market, (ii) continued supply chain-related delays and cancellations that have affected many of its vendors and partners, and (iii) a broader slowdown in the macroeconomic environment.

US Government Regulation in Relation to Cannabis

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

Summary Of Risk Factors Relating to our Current CEA Operations

Our CEA business is subject to a number of risks and uncertainties, including those risks discussed at length in the section below titled “Risk Factors.” These risks include, among others, the following:

●	Historically, we have had limited revenues and operated our business with a working capital deficit. Additionally, our operating results have fluctuated over the years.

●	We enter into contracts that are performed over a period of time; therefore, we have a contract backlog in differing amounts from quarter to quarter. Converting backlog to revenue depends on many factors, such as the customer obtaining financing, building permits and construction of their facility. We may not be able to convert all of our contracts representing backlog into revenue. We currently do not convert our backlog on a consistent basis quarter to quarter.

●	Although we are not cannabis plant or product touching, historically we have provided services and equipment to the cannabis industry segment. As a result, we may be subject to the changes within that sector and certain of the regulations and enforcement issues of the cannabis industry.

●	We have material weaknesses in our controls and procedures for financial reporting.

●	We may not be able to implement a successful growth program and, even if that is successful, we may not manage such a program effectively, which may affect our investors’ return on investment.

●	To the extent we continue in the CEA industry, we will need to expand our customer base, expand and develop our products and services and increase marketing and achieve timely contract execution.

●	Due to supply disruptions and competing demand for products, we continue to experience supply issues similar to other members of the CEA industry. International trade disputes, tariffs, international shipping and domestic trucking issues all contribute to the challenges we face in obtaining the products we need for contract performance. We have experienced and are likely to continue to experience inflationary effects on the cost of products and labor, which is likely to adversely affect our margins. The failure to procure the products we need to satisfy our customer contracts would disrupt our business, harm our reputation, result in losses and potently cause us to lose our market.

●	We rely on third party manufacturers to supply the equipment we sell or lease for our CEA customers. If the equipment does not perform to specifications or to our customers’ satisfaction, there may be an adverse impact on our business and our revenues.

●	We rely on a limited number of customers and suppliers.

●	The build side of the CEA industry is very competitive. To be able to compete successfully, we will need to offer a wide range of products, have adequate capital for expansion, supply and execution, and develop robust marketing.

●	We will need to attract and retain top quality employee talent. We are dependent on certain key sales, managerial and executive personnel for our current and future success.

Risk Factors

Risks Relating to Our Current CEA Business

Our revenues have been limited, and we will need to obtain financing for any substantive growth, and possibly our continued operations, which may not be available to us.

Historically, we have raised equity and debt capital to support our operations. We raised approximately $22 million from a public offering completed in February 2022. As of December 31, 2024, we had working capital of approximately $9,064,000 and our cash balance was approximately $9,453,000.

We expect to need additional funds in the longer term, from time to time, to complete aspects of the overall development of our business plan, such as in connection with the acquisition of Fat Panda and other strategic assets. We also anticipate needing additional funds for ongoing operating expenses. The precise amount and timing of our funding needs cannot be determined accurately at this time, and will depend on a number of factors, including demand for our products and services, the success of our product development efforts, the timing of receipts for customer payments, the management of working capital, and the continuation of normal payment terms and conditions for our purchase of goods and services. The continuation of normal payment terms and conditions with our customers and suppliers, including our ability to obtain advance payments from our customers, significantly impacts our ability to fund our ongoing operations.

Any future equity offering will result in dilution to our shareholders; obtaining borrowed capital may not be possible for us.

To the extent that we raise equity and equity linked securities in any future offerings, our existing shareholders will experience a dilution in the voting power and ownership of their common stock, and our earnings per share, if any, would be impacted. Any borrowings made to finance acquisitions and operations, could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. The amount and timing of additional financing needs will vary principally depending on the timing of new product launches, investments and/or acquisitions, and the amount of cash flow from our operations. If our resources are insufficient to satisfy our cash requirements, we may seek to issue additional equity or debt securities or obtain a credit facility.

There is no assurance that we will be able to convert our backlog related to our CEA operations into revenue or make a profit.

While we continue our CEA business, we may be unable to convert the full contract value of our backlog in a timely manner, or at all. We inconsistently convert our backlog into revenue on a quarter-to-quarter basis. The performance of our obligations under a sales contract, and the timing of our revenue recognition, is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can use our services and take possession of the equipment we provide. Our sales contracts currently are not time specific as to when our customers are required to take delivery of our services and equipment. More recently, we determined that some of our new construction facility projects are becoming larger and more complex and, as a result, delays were more likely due to licensing and permitting, lack of, or delay in, funding, staged facility construction, and/or the shifting priorities of certain customers with multiple facility projects in progress at one time. Even if we obtain more customers, or increase the average size of our projects, there is no guarantee that we will be able to generate a profit. Because we are a small company with limited capital, limited products and services, and limited marketing activities, we may not be able to generate sufficient revenue to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

We may extend credit to our CEA customers in the future and, if we are unable to collect these accounts receivable, our future profitability could be adversely impacted.

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

If there is any growth in or reorganization of our business and operations, including integrating any acquired business and assets, it is likely to place a strain on our management and administrative resources, infrastructure and systems. We expect that in those instances we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise, and manage employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure that we will be able to:

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

Our operating results may fluctuate significantly based on customer acceptance of our services and products, industry uncertainty, project financing concerns, and regulatory requirements. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.

Management expects that, under typical operating conditions, we will experience substantial variations in our revenues and operating results from quarter to quarter. This variance may change with fundamental changes in our operations, such as the planned acquisition of Fat Panda.

In our CEA operations, we have been experiencing a decline in revenues, which has also affected our operating results. Our revenue recognition in our CEA operations is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Uncertainty in the CEA industry, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. If customers are unable to obtain licensing, permitting or financing, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses.

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

Our future success depends, in part, on our ability to expand our product and service offerings in our current operational sector or otherwise expand or change our operations. The processes of identifying and commercializing products are complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological or other trends, then our business could be harmed. We have already and may have to continue to commit significant resources to commercializing products before knowing whether our investments will result in products the market will accept. We may be unable to differentiate our products from those of our competitors, and our products may not be accepted by the market. There can be no assurance that we will successfully identify additional product opportunities, develop and bring products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or non-competitive. Furthermore, we may not execute successfully on commercializing those products because of errors in product planning or timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors providing those solutions before we do and a reduction in revenue and earnings.

Our future success depends on our ability to grow and expand our customer base. Our failure to achieve such growth or expansion could materially harm our business.

Our success depends on us achieving greater and broader acceptance of our products and services in our current and proposed business operations. This will require us to expand our commercial customer base and win larger contracts. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers in our CEA operations could fail to fulfil our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.

We depend on third party suppliers around the world, including those in The People’s Republic of China, for materials used in our CEA operations, to assemble our products. Any of these suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfil orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production.

Equipment failures or poor performance may negatively impact our business.

We rely on third party manufacturers for equipment used in CEA operations which we sell or lease. From time to time, such equipment may not perform to specifications or to our customers’ satisfaction. Such equipment deficiencies may lead to down time impacting our revenue. Further, frequent downtime at customers’ sites due to equipment failures may result in such customers generating less revenue and increasing credit default risk. In addition, these failures may also result in additional time spent by our personnel, decreasing profit margins on certain ancillary services.

The failure of equipment supplied by third parties may also result in breach of contract and warranty claims from our customers. Whether or not we will be able to pass the responsibility for equipment failures that are not of our making will depend on many factors. We, however, will take all action necessary to identify the correct responsible party and pass through any responsibility in respect of an equipment or other failure. We may not be successful in such action and may ultimately be responsible for damages.

We have a concentration of customers and suppliers, which could affect our financial results.

Two customers accounted for 45% and 10% of the Company’s revenue for the year ended December 31, 2024. Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023. The Company’s accounts receivable from two customers made up 61% and 36%, respectively, of the total balance as of December 31, 2024. The Company’s accounts receivable from three customers made up 59%, 29%, and 12%, respectively, of the total balance as of December 31, 2023. One supplier accounted for 80% of the Company’s purchases of inventory for the year ended December 31, 2024, and three suppliers accounted for 34%, 17%, and 16% of the Company’s purchases of inventory for the year ended December 31, 2023. Our results of operations will be significantly affected if we lose our primary customer, or if we are not able to replace the customer at the conclusion of our services to that customer. Our operations will also be impacted negatively if we are not able to find suppliers to replace those that we currently use. Overall, our operations and, therefore, financial results are dependent on a limited number of customers and suppliers.

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

We may become subject to additional regulation of CEA facilities that are unrelated to cannabis.

Our engineering and design services and solutions are focused on CEA facilities that are able to grow a wide variety of crops other than that of cannabis, such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Some of these crops and their growing methodologies are subject to regulation by the United States Food and Drug Administration, environmental agencies, public utility agencies and other federal, state or foreign agencies. Changes to any regulations and laws that complicate the design and engineering of a subject CEA facility, such as wastewater treatment and electricity-related mandates, make it possible that potential related zoning and enforcement could decrease the demand for our services, and in turn negatively impact our revenues and business opportunities.

The CEA industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing services and products similar to ours or make our services and products obsolete.

There are many competitors in the CEA industry, including some companies that focus on the cannabis industry. These companies generally offer products and services similar or the same as those offered by us. There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us or even superior in quality or price. The barriers to entry into the CEA industry are not significant. Over time we anticipate growth and intensity in our competition. Some of our current and future competition may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. One or more of these qualities may allow them to respond more quickly than us to market opportunities. They may be able to devote greater resources to the marketing, promotion and sale of their products and/or services. Competitors may also adopt more aggressive pricing policies and make more attractive offers to clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.

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

As of December 31, 2024, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $31,985,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. However, the balance of $20,789,000 NOLs generated subsequent to December 31, 2017, do not expire but may only be used against taxable income to 80%. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Our September 2021 and February 2022 securities sales also will have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our post tax income by effectively increasing our future tax obligations.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes evaluating and pursuing synergistic and other acquisitions. Currently, we are in the process of acquiring Fat Panda. Material acquisitions and other strategic transactions, such as the acquisition of Fat Panda involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the disruption of a significant reorganization of the company; and (vii) the loss or reduction of control over certain of our assets.

The pursuit of any acquisitions may pose certain risks to us. We may not be able to identify acquisition candidates that fit our criteria for growth and profitability. Even if we are able to identify such candidates, we may not be able to acquire them on terms or financing satisfactory to us. We will incur expenses and dedicate attention and resources associated with the review of acquisition opportunities, whether or not we consummate such acquisitions.

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

Our historical business efforts in Canada have presented opportunities, but no assurance can be given that our revenues and earnings will be improved on the basis of our addressing the Canadian business.

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

While the federal government has the right to regulate and criminalize cannabis, state and municipal governments may adopt or amend additional laws and regulations that further criminalize or adversely affect cannabis businesses. States that currently have laws that decriminalize or legalize certain aspects of cannabis, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or adversely affect cannabis businesses. Additionally, municipal governments in certain states may have laws that adversely affect cannabis businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where cannabis operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our customers’ ability to do business. Also, given the complexity and rapid change of the federal, state and local laws pertaining to cannabis, our customers may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by their business endeavour’s. All the foregoing may impact our customers’ ability to purchase our products and services, which may adversely affect our business, revenue and earnings.

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

The public trading prices of our securities fluctuate, in some cases substantially, and we expect that they will continue to do so. The price of our securities in the market on any particular day depends on many factors including, but not limited to, the following:

●	our ability to maintain the listing of our securities on the Nasdaq Stock Market, and our ability to satisfy current continued listing standards;

●	price and volume fluctuations in the overall stock market from time to time;

●	investor demand for our shares and warrants;

●	significant volatility in the market price and trading volume of companies in the cannabis industry;

●	variations in our operating results and market conditions specific to our business;

●	the emergence of new competitors or new technologies;

●	operating and market price performance of other companies that investors deem comparable;

●	changes in our Board of Directors (the “Board”) or management;

●	sales or purchases of our securities by insiders, including sales of our common stock issued to employees, directors and consultants under our equity incentive plans which were registered under the Securities Act of 1933, as amended (the “Securities Act”) under our S-8 registration statement;

●	commencement of, or involvement in, litigation;

●	changes in governmental regulations, in particular with respect to the cannabis industry;

●	actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results;

●	market sentiments about the cannabis industry;

●	general economic conditions and trends; and

●	departures of any of our key employees.

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

We have a substantial number of options and public warrants outstanding, which if exercised for shares of common stock, may put pressure on the market price of a share.

We have sold to public investors a substantial number of warrants to purchase common stock that may be exercised from time to time over the next several years. In addition, we have a substantial number of options and public warrants outstanding held by investment bankers who provided us with underwriting and placement services that were issued warrants and employees that were issued options. To the extent that these are exercised for shares, there may be pressure on our stock price while the market absorbs them. The potential of exercise may also have the same effect. Investors should expect that the options and warrants will be exercised when the stock price is substantially above the exercise price.

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

Investors may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

Our articles of incorporation authorize us to issue shares of our common stock and options, rights, warrants and appreciation rights relating to our common stock for the consideration and on the terms and conditions established by our Board in its sole discretion. We could issue a significant number of shares of common stock in the future in connection with investments or acquisitions. Any of these issuances could dilute our existing stockholders, and such dilution could be significant. Moreover, such dilution could have a material adverse effect on the market price for the shares of our common stock.

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

Item 1C. Cybersecurity

We have a cybersecurity program to identify, monitor, and mitigate cybersecurity risks. The security program consists of responsibilities for information security and incident response and is overseen by a third-party consultant with guidance from subcontracted cybersecurity vendors that our third-party consultant contracts. We consider cybersecurity risks alongside other company risks and consult with subject matter experts where necessary to identify cybersecurity risks and evaluate their nature and severity.

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

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the fiscal year ended December 31, 2024. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us reputationally or to damage our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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

Item 3. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

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

As of March 7, 2025, we had approximately 40 shareholders of record and we believe we have approximately 12,247 shareholders who hold their shares in street name based on the solicitation of proxies for our 2024 annual meeting.

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

Equity Compensation Plans

2017 Equity Incentive Plan

On August 1, 2017, our Board of Directors adopted and approved the 2017 Equity Incentive Plan (the “2017 Equity Plan”) in order to attract, motivate, retain, and reward high-quality executives and other employees, officers, directors, consultants, and other persons who provide services to us by enabling such persons to acquire an equity interest in us. Under the 2017 Equity Plan, our Board of Directors may award stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan allocates 27,778 shares of our common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. If any shares subject to an award are forfeited, expire, or otherwise terminate without issuance of such shares, the shares will, to the extent of such forfeiture, expiration, or termination, again be available for awards under the 2017 Equity Plan. As of December 31, 2024, we have granted, under the 2017 Equity Plan, awards in the form of RSAs for services rendered by independent directors and consultants, non-qualified stock options, RSUs, and stock bonus awards.

The information for our 2017 Equity Plan as of December 31, 2024 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	11,615	$140.70	2,522
Total	11,615	$140.70	2,522

(1) Of the 27,778 Plan Shares allocated for issuance under the 2017 Equity Plan, as of December 31, 2024, 13,641 shares have been issued, non-qualified stock options over 11,615 shares were issued and outstanding, and securities in respect of the remaining 2,522 shares were available for future issuance.

2021 Equity Incentive Plan

On March 22, 2021, the Board approved the 2021 Equity Incentive Plan (the “2021 Equity Plan”), which was approved by the stockholders on July 22, 2021. The 2021 Equity Plan permits the Board to grant awards of up to 55,556 shares of common stock. The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan. As of December 31, 2024, we have granted under the 2021 Equity Plan, incentive stock options, non-qualified stock options, and a stock bonus award.

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders (1)	16,035	$33.81	15,581
Equity compensation plans not approved by shareholders	-	-	-
Total	16,035	$33.81	15,581

(1) Of the 55,556 Plan Shares allocated for issuance under the 2021 Equity Plan, as of December 31, 2024, 23,940 shares have been issued, non-qualified stock options over 11,104 shares were issued and outstanding, incentive stock options over 3,401 shares were issued and outstanding, restricted stock units over 1,529 shares were issued and outstanding, and securities in respect of the remaining 15,581 shares were available for future issuance.

Refer to Note 12 – Equity Incentive Plan of our consolidated financial statements, which are included as part of this Annual Report for further details on our 2017 Equity Plan and 2021 Equity Plan.

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

Executive Overview

CEA Industries Inc. currently is focused on selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry. Our service and product offerings include: (i) floor plans and architectural design of cultivation facilities, (ii) licensed mechanical, electrical, and plumbing (MEP) engineering of commercial scale environmental control systems specific to cultivation facilities, (iii) process cooling systems and other climate control systems, (iv) air handling equipment and systems, (v) LED lighting, (vi) benching and racking solutions for indoor cultivation, (vii) automation and control devices, systems and technologies used for environmental, lighting and climate control, and (viii) preventative maintenance services for CEA facilities. Our customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada as well as in other international locations. Customers are those growers building new facilities and those expanding or retrofitting existing facilities, with both ranging in size from several thousand to more than 100,000 square feet.

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

The following table summarizes results for the years ended December 31, 2024 and December 31, 2023.

	2024	2023	$ Change	% Change
Revenue	$2,803,000	$6,911,000	$(4,108,000)	(59)%

Net loss	$(3,146,000)	$(2,912,000)	$(234,000)	(-8)%

Adjusted net loss	$(3,046,000)	$(2,698,000)	$(348,000)	(-13)%

Our adjusted net income (loss) is our GAAP net income (loss) after addback for our non-cash equity compensation expenses, debt-related items, and depreciation expense. Historically, one of the most significant financial challenges we face is the inconsistent and unpredictable revenue we generate quarter-over-quarter, and our revenue and cash flow remain difficult to predict.

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to have adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital, as a result of the pandemic. We continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the year ended December 31, 2024, , the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

Revenue. Our 2024 revenue was approximately $2,803,000. Our 2024 revenue represents a decrease of 59% compared to 2023 See Results of Operations on page 33 below.

Gross Margin. Our 2024 gross loss margin was 7.8%, a decrease from a gross profit margin of 7.8% in 2023. This decrease was primarily due to lower revenue and an increase in our fixed cost base as a percent of revenue. See Results of Operations on page 33 below.

Profitability. Our 2024 adjusted net loss was approximately $3,046,000, compared to a 2023 adjusted net loss of approximately $2,698,000, an increase of $348,000, or 13%. See Results of Operations on page 33 below. Our adjusted net income (loss) is a key management metric for us because it provides a proxy for the cash we generate from (use in) operations.

Capital Resources. We continue to experience softening demand in the markets we serve, and an inability to replace our backlog of projects. As a result, we have taken steps during 2023, 2024, and early 2025 to reduce our operating costs and general and administrative expenses to better reflect the activity levels we are observing in the industry. The reductions have been offset by higher costs for professional fees related to a potential acquisition.

Nonetheless, there remain risks and uncertainties regarding our ability to grow revenue and generate sufficient revenues and cash flows. And there can be no assurances that we will be able to raise future capital on commercially reasonable terms, or at all.

Contract Bookings. Our bookings increased in 2024, and our backlog at December 31, 2024, was $490,000, an increase of $55,000, or 13%, from our December 31, 2023 backlog. The increase in bookings was primarily due to one large equipment contract of approximately $1,300,000 booked in the second quarter of 2024. During 2024, we had net bookings of $2,769,000, consisting of: (i) $2,874,000 of new sales contracts executed in 2023, (ii) $92,000 in net negative change orders, and (iii) $14,000 in project cancellations.

The following table sets forth: (i) our beginning backlog (the remaining contract value of outstanding sales contracts for which we have received an initial deposit as of the previous period), (ii) our net bookings for the period (new sales contracts executed during the period for which we received an initial deposit, net of any adjustments including cancellations and change orders during the period), (iii) our recognized revenue for the period, and (iv) our ending backlog for the period (the sum of the beginning backlog and net bookings, less recognized revenue). Based on the current economic climate and our cost cutting measures, there is no assurance that we will be able to continue to obtain the level of bookings that we have had in the past and or fulfil our current backlog, and we may experience contract cancellations, project scope reductions and project delays.

Our recognized revenue for the quarters ended December 31, 2023, March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024 in the table below, excludes $0, $31,000, $12,000, $0, and $46, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Backlog, beginning balance	$548,000	$435,000	$535,000	$227,000	$352,000
Net bookings, current period	138,000	303,000	1,440,000	516,000	510,000
Recognized revenue, current period	(251,000)	(203,000)	(1,748,000)	(391,000)	(372,000)
Backlog, ending balance	$435,000	$535,000	$227,000	$352,000	$490,000

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

We have provided an estimate in our consolidated financial statements of when we expect to recognize revenue on our remaining performance obligations (i.e., our Q4 2024 backlog). However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our Q4 2024 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Accounts receivable and allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced, and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of December 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $85,000 and $125,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established; subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2024, and December 31, 2023, the allowance for excess and obsolete inventory was $220,000 and $193,000, respectively.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2024, and December 31, 2023, we had an accrued warranty reserve amount of $53,000 and $191,000, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

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

Remaining performance obligations. The revenue standard requires certain quantitative and qualitative disclosures about our remaining performance obligations, which are defined as performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, including (i) the aggregate amount of the transaction price allocated to the remaining performance obligations, and (ii) when we expect to recognize as revenue with respect to such amounts on either: (x) a quantitative basis using appropriate time bands for the duration of the remaining performance obligations, or (y) by using qualitative information. Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue on our remaining performance obligations. There are risks that we may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the significant price and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfil its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of December 31, 2024. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

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

Results of Operations

Comparison of Years ended December 31, 2024 and 2023

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2024 was $2,803,000 compared to $6,911,000 for the year ended December 31, 2023, a decrease of $4,108,000, or 59%. This revenue decrease was primarily the result of our significant decrease in net bookings since 2022, which dropped from $6,042,000 in 2022 to $1,535,000 in 2023, or 75%. Net bookings were higher in 2024, increasing to $2,769,000, or an increase of 80% over 2023. We believe the lower bookings are due to the reduction in capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company.

Cost of revenue decreased by $3,346,000, or 53%, from $6,369,000 for the year ended December 31, 2023 to $3,023,000 for the year ended December 31, 2024. The factors impacting this change are discussed below.

The gross loss for the year ended December 31, 2024 was $220,000 compared to a gross profit of $542,000 for the year ended December 31, 2023. Gross profit margin decreased by 15.7 percentage points from a 7.8% gross profit for the year ended December 31, 2023 to a 7.8% gross loss for the year ended December 31, 2024. This decrease was primarily due to a decrease in revenue, an increase in our fixed cost base as a percent of revenue, offset by slightly lower variable costs as a percent of revenue.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $892,000, or 32% of total revenue, for the year ended December 31, 2024, as compared to $1,279,000, or 18% of total revenue, for the year ended December 31, 2023. The decrease of $388,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $327,000, and a decrease of $61,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $2,132,000, or 76% of total revenue, in the year ended December 31, 2024, as compared to $5,090,000, or 74% of total revenue, in the year ended December 31, 2023. In the year ended December 31, 2024, as compared to the prior year, our cost of equipment decreased by $2,537,000 primarily due to the decrease in revenue, offset by a decrease in our equipment margin. Additionally in the year ended December 31, 2024 as compared to the year ended December 31, 2023: (i) our warranty expense decreased by $190,000, (ii) excess and obsolete inventory expenses decreased by $95,000, (iii) travel was down by $81,000, (iv) our outside engineering costs were down $29,000, and (v) shipping and handling and other overhead expenses decreased by $26,000.

Operating Expenses

Operating expenses decreased by 16% from $3,495,000 for the year ended December 31, 2023 to $2,952,000 for the year ended December 31, 2024, a decrease of $543,000. The operating expense decrease consisted of: (i) a decrease in advertising and marketing expenses of $257,000, (ii) a decrease in selling, general and administrative expenses (“SG&A expenses”) of $209,000, and (iii) a decrease in product development expenses of $76,000.

The decrease in advertising and marketing expenses was due primarily to: (i) a decrease in salaries and benefits (including equity-based compensation) of $133,000, (ii) a decrease of $114,000 for advertising and promotion, web development and other marketing expenses, (iii) a decrease of $9,000 for outside marketing services, and (iv) a decrease of $1,000 in expenses related to trade shows and events.

The decrease in SG&A expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023, was due primarily to: (i) a decrease of $449,000 in salaries, benefits (including equity-based compensation) and other employee related costs, (ii) a decrease of $53,000 for facility and office expenses, (iii) a decrease in bad debt expense of $38,000, and (iv) a decrease in commissions of $16,000, offset by (v) an increase in accounting and professional fees of $299,000, (vi) higher business taxes and licenses of $33,000 primarily due to an increase in real estate taxes, and (vii) an increase in loss on asset disposals of $13,000.

The decrease in product development costs was primarily due to (i) a decrease in salaries and benefits (including equity-based compensation) of $70,000, (ii) a decrease in material costs of $4,000 and, (iii) a decrease in travel of $2,000.

Operating Loss

We had an operating loss of $3,172,000 for the year ended December 31, 2024, as compared to an operating loss of $2,953,000 for the year ended December 31, 2023, an increase of $219,000, or 7%. The operating loss included $82,000 of non-cash, stock-based compensation expenses and $17,000 for depreciation and amortization in the year ended December 31, 2024, as compared to $188,000 for stock-based compensation, and $26,000 of depreciation and amortization for the year ended December 31, 2023. Excluding these non-cash items, our adjusted operating loss increased by $333,000.

Other Income

Our other income (net) decreased by $15,000 from $42,000 for the year ended December 31, 2023, to $26,000 for the year ended December 31, 2024. The other income for 2024 consisted of interest on our money market account. The other income for 2023 consisted of (i) $34,000 of interest on the money market account, and (ii) $8,000 for an adjustment to our ERC credit and unclaimed property.

Net Loss

Overall, we had a net loss of $3,146,000 for the year ended December 31, 2024, as compared to a net loss of $2,912,000 for the year ended December 31, 2023, an increase of $234,000. The net loss included $82,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $17,000 in the year ended December 31, 2024, as compared to $188,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $26,000 in the year ended December 31, 2023. Excluding these non-cash items, our adjusted net loss increased by $348,000.

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of December 31, 2024, we had cash and cash equivalents of $9,453,000, compared to cash and cash equivalents of $12,508,000 as of December 31, 2023. The decrease in cash and cash equivalents during the year ended December 31, 2024 was the result of cash used in operations of $3,055,000. Our cash is held in bank depository accounts in certain financial institutions. During the year ended December 31, 2024, we held deposits in financial institutions that exceeded the federally insured amount.

As of December 31, 2024, we had accounts receivable (net of allowance for doubtful accounts) of $13,000, contract assets (net of allowance for doubtful accounts) of $234,000, inventory (net of excess and obsolete allowance) of $26,000, and prepaid expenses and other of $368,000 (including $83,500 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability, especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of December 31, 2024, we had no indebtedness, total accounts payable and accrued liabilities of $550,000, deferred revenue of $344,000, and the current portion of operating lease liability of $136,000. As of December 31, 2024, we had working capital of $9,064,000, compared to a working capital of $12,110,000 as of December 31, 2023.

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

Summary of Cash Flows

The following summarizes our cash flows for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(3,055,000)	$(6,129,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash	$(3,055,000)	$(6,129,000)

Operating Activities

We incurred a net loss for the year ended December 31, 2024 of $3,146,000 compared to a net loss for the year ended December 31, 2023 of $2,912,000. We had an accumulated deficit of $40,336,000 as of December 31, 2024.

Cash used in operations for the year ended December 31, 2024 was $3,055,000 compared to cash used in operations of $6,129,000 for the year ended December 31, 2023, a decrease of $3,074,000. The decrease was primarily attributable to: (i) a decrease in cash used for working capital of $3,539,000, (ii) a decrease in net loss of $234,000 and, (iii) a decrease in non-cash operating charges of $231,000. Significant non-cash items during 2024 included: (i) $111,000 for the amortization on an ROU asset, and (ii) stock related compensation of $82,000. Significant non-cash items during 2023 included: (i) stock-related compensation of $188,000, (ii) excess and obsolete inventory charges of $122,000, and (iii) $107,000 for the amortization on an ROU asset.

Investing Activities

There was no cash provided by investing activities for the year ended December 31, 2024. Cash provided by investing activities was less than $1,000 for the year ended December 31, 2023.

Financing Activities

There were no cash flows from financing activities during the year ended December 31, 2024 or the year ended December 31, 2023.

Capital Raising

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of December 31, 2024, we had an accumulated deficit of $40,336,000, working capital of $9,064,000, and stockholders’ equity of $9,198,000.

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

Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

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

Given the current uncertainty around our ability to estimate the amount of loss and success of the Claims, we have not recorded an accrual for any potential loss related to these matters.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31, 2024, we had no off-balance sheet arrangements. During the years ended December 31, 2024 and December 31, 2023, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 14 - Subsequent Events of our consolidated financial statements, included as part of this Annual Report, for the significant events occurring since December 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, who are the one in the same person, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2024.

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

Under the supervision of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024, for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2024:

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

The material weaknesses in internal control over financial reporting as of December 31, 2024, remained unchanged from December 31, 2023. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the year ended December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	66	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	70	Director; Compensation Committee Chair; Audit Committee Member
Nicholas J. Etten	57	Director; Audit Committee Chair, Compensation Committee Member; Nominations Committee Member
Marion Mariathasan	49	Director; Nominations Committee Chair, Compensation Committee Member
Matthew Tarallo	40	Director; Compensation Committee Member, Nominations Committee Member

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

Matthew Tarallo (2024)

Matthew Tarallo is the Founder & Principal of AETHER Brand Group, an Incubating and Operating Brand house focused on Adult Consumption Categories, which includes a current portfolio several consumer brands across alcohol and cannabis.

With over 15 years in the consumer product goods space, Mr. Tarallo’s career comes with deep experience and success building and leading global brands in both developed and emerging markets, which includes direct P&L ownership across large Fortune 500 & FTSE 100 companies as well as startups.

Prior to starting AETHER Brand Group, Mr. Tarallo served as Senior Vice President of Business Development & Beyond Nicotine at Reynolds American, a subsidiary of British American Tobacco. Mr. Tarallo was part of the Reynolds American management team and accountable for building and leading new, multi-category transformational division (Beyond Nicotine) to deliver long-term value by commercializing fast growing, science-backed brands to reach new customers and consumers across wellbeing & stimulation and cannabis.

Additionally, Mr. Tarallo was the Global Vice President for The Coca-Cola Company, where he led the Global Amazon Business Unit, a multi-billion-dollar retail business.

Mr. Tarallo’s success creating and scaling global brands has garnered large scale recognition and awards such as a nod from Cannes Lions for his global campaign with Coca-Cola, McLaren F1 and Amazon as well as the launch of the US Beyond Nicotine division at Reynolds American.

Mr. Tarallo earned his BS in Business Management from Saint Vincent College as well as a Venture Capital Executive Certificate from the University of California, Berkeley, Haas School of Business. Mr. Tarallo lives in Atlanta area with his wife and two young children.

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

The following is a table indicating the current board diversity as of March 27, 2025.

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

Our Board has affirmatively determined that each of Messrs. Shipley, Etten, Mariathasan, and Tarallo qualify as an independent director, as defined under the applicable corporate governance standards of Nasdaq.

Audit Committee

Our Board has established an Audit Committee, which as of the date of this report consists of three independent directors, Mr. Etten (Chairman), Mr. Shipley and Mr. Tarallo. The committee’s primary responsibilities include recommending the selection of our independent registered public accounting firm; evaluating the appointment, compensation and retention of our registered public accounting firm; receiving formal written statements from our independent registered public accounting firm regarding its independence, including a delineation of all relationships between it and the Company; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual financial statements and periodic filings, and receiving our audit reports and financial statements. The Audit Committee also considers the effect on the Company of any changes in accounting principles or practices proposed by management or the independent registered public accounting firm, any changes in service providers, such as the accountants, that could impact the Company’s internal control over financial reporting, and any changes in schedules (such as fiscal or tax year-end changes) or structures or transactions that required special accounting activities, services or resources. The Audit Committee annually will conduct an enterprise fraud risk assessment, and generally will oversee the enterprise risk assessment, and management process framework to insure monitoring for identification, assessment and mitigation of all significant enterprise risk. The Audit Committee will oversee compliance with the code of ethics of the Company and assess waivers of the code. At least annually, the Audit Committee will review and approve all related party transactions that are required to be disclosed publicly in the Company SEC reports.

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

The Board has determined that Mr. Etten is an “audit committee financial expert,” as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2012. The Board has further determined that each of the members of the Audit Committee shall be financially literate and that at least one member of the committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment.

Compensation Committee

Our Board has established a Compensation Committee, which as of the date of this report consists of three independent directors, Mr. Shipley (Chairman), Mr. Etten, and Mr. Mariathasan. The committee’s primary responsibilities include approving corporate goals and objectives relevant to executive officer compensation and evaluate executive officer performance in light of those goals and objectives, determining and approving executive officer compensation, including base salary and incentive awards, making recommendations to the Board regarding compensation plans, and administering our stock plan.

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

Nominating Committee

Our Board has established a Nominating Committee, which as of the date of this report consists of three independent directors, Mr. Mariathasan (Chairman), Mr. Etten, and Mr. Tarallo. The committee’s primary responsibilities include identifying individuals qualified to serve on the Board as directors and on committees of the Board, establishing procedures for evaluating the suitability of potential director nominees consistent with the criteria approved by the Board, reviewing the suitability for continued service as a director when his or her term expires and at such other times as the committee deems necessary or appropriate, and determining whether or not the director should be re-nominated, and reviewing the membership of the Board and its committees and recommending making changes, if any.

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

Clawback Policy

Our Board has adopted a written policy to recover “excess” compensation that is granted, earned, or vested based wholly or in part upon the attainment of a financial reporting measure. The compensation includes both cash-based and equity-based incentives. The compensation covered includes incentive awards awarded to any individuals (including former employees) who served as an executive officer during the three most recently completed fiscal years preceding the date on which the preparation of an accounting restatement is required, provided that the executive officers were awarded more incentive awards than they would have received if the financial statements had been prepared correctly. The recovery will include an executive incentive award even if the executive was not involved in preparing the financial statements or did not commit misconduct that led to the restatement. Restatements attributable to an inadvertent error also will subject executive officers to the recovery of previously received incentive awards.

Meetings and Committees of the Board

Our Board is responsible for overseeing the management of our business. We keep our directors informed of our business at meetings and through reports and analyses presented to the Board and the committees of the Board. Regular communications between our directors and management also occur outside of formal meetings of the Board and committees of the Board.

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In 2024, the Board held 11 meetings. Most of our directors attended 100% of the Board meetings that were held during the periods when he was a director and each of our directors attended 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. The Board also took a number of actions by unanimous consent, pursuant to Nevada corporate law and our by-laws. We do not have a policy requiring that directors attend our annual meetings of stockholders.

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

Based solely on our review of the copies of reports furnished to us, other than as noted below, we believe that during the fiscal year ended December 31, 2024, all executive officers, directors and greater than 10% beneficial owners of our common stock complied with the reporting requirements of Section 16(a) of the Exchange Act.

Executive Officers

Executive officers are appointed by our Board and serve at its discretion. Set forth below is information regarding our executive officers as of the date of this report.

Name	Age	Positions
Anthony K. McDonald	66	Chief Executive Officer and President; Director (Mr. McDonald also serves as the company’s principal financial officer but is not designated with that or similar title.)

Mr. McDonald’s biographical information is included with such information for the other members of our Board.

Item 11. Executive Compensation

Director Compensation Program

On December 16, 2024 (the “Effective Date”), the Board adopted a revised compensation plan for directors. The Plan was effective retroactively for the then current independent directors and provided compensation for subsequent directors elected or appointed after the Effective Date of the plan.

The Company will pay its independent directors an annual cash fee of $25,000, payable quarterly in advance on the first business day of each calendar quarter, prorated for the period of service in the year and which is consideration for their participation in: (i) any regular or special meetings of the Board or any committee thereof attended in person, (ii) any telephonic meeting of the Board or any committee thereof in which the director is a member, (iii) written consent actions, (iv) any non-meeting consultations with the Company’s management, and (iv) any other services provided by them in their capacities as directors (other than services as the Chairman of the Board, the Chairman of the Company’s Audit Committee, and the other Committees’ Chairman).

At the time of initial election or appointment, each independent director will receive an equity retention award in the form of restricted stock units (“RSUs”). The aggregate value of the RSUs at the time of grant will be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the trade date immediately prior to the date of grant. Vesting of the RSUs will be as follows: (i) 50% at the time of grant, and (ii) 50% on the first anniversary of the grant date.

In addition, on the first business day of January each year, each independent director who was not initially appointed or elected in the previous year will receive an equity retention award in the form of RSUs. The aggregate value of the RSUs at the time of grant will be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the trade date immediately prior to the date of grant. These RSUs will be fully vested at date of grant.

The Company will pay the Audit Committee Chairman an additional annual fee of $10,000, payable quarterly in advance on the first business day of each calendar quarter, prorated for the period of service in the year, for the services as the Audit Committee Chairman.

The Company will pay the Chairmen of any other committee of the Board an additional annual fee of $5,000, payable quarterly in advance on the first business day of each calendar quarter, prorated for the period of service in the year, for services as a Committee Chairman.

There is no additional compensation paid to members of any committee of the Board. Interested (i.e. Executive directors) serving on the Board do not receive compensation for their Board service.

Each director is responsible for the payment of any and all income taxes arising with respect to the issuance of common stock and the vesting and settlement of RSUs.

The Company will also reimburse directors for out-of-pocket expenses incurred in attending Board and committee meetings and undertaking certain matters on the Company’s behalf.

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

The Company may secure insurance on behalf of any person who is or was or has agreed to become a director or officer of the Company for any liability arising out of his actions, regardless of whether the Nevada Revised Statues would permit indemnification. The Company has obtained liability insurance for its officers and directors.

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in 2024 and 2023 to the individuals who served as our independent directors during such period.

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2), (3), (4)	Option Awards (5)	Total
James R. Shipley	2024	$30,000	$-	$-	$30,000
	2023	$30,000	$25,000	$-	$55,000
Nicholas J. Etten	2024	$30,204	$25,000	$-	$55,204
	2023	$30,000	$25,000	$-	$55,000
Troy Reisner	2024	$35,000	$25,000	$-	$60,000
	2023	$35,000	$25,000	$-	$60,000
Marion Mariathasan	2024	$25,204	$25,000	$-	$50,204
	2023	$25,000	$25,000	$-	$50,000
Matthew Tarallo	2024	$1,019	$12,500	$-	$13,519

(1) Excludes reimbursement of out-of-pocket expenses.

(2) Reflects grants to three independent directors of 3,788 each of restricted stock units on January 2, 2024, in connection with the director compensation plan. The shares vested immediately. Mr. Shipley declined this issuance.

(3) Reflects grants to each independent directors of 2,480 of restricted stock units on January 3, 2023, in connection with the director compensation plan. The shares vested immediately.

(4) Reflects grant to one independent directors of 3,058 of restricted stock units on December 17, 2024, in connection with his appointment. 1,529 shares were immediately vested and 1,529 will vest on December 17, 2025.

(5) Reflects the dollar amount of the grant date fair value of awards, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2024 included in this Annual Report.

The aggregate number of non-qualified stock options and restricted stock units held as of December 31, 2024, by each independent director are as follows:

Name	Shares Underlying Non-Qualified Stock Options (1)	Shares Underlying Restricted Stock Units (2)	Total
James R. Shipley	880	-	880
Nicholas J. Etten	880	-	880
Matthew Tarallo	-	1,529	1,529

(1) Includes grant to each independent director on June 24, 2020 of 555 non-qualified stock options to purchase shares of the Company’s common stock, a grant to each independent director on August 20, 2021 of non-qualified stock options to purchase 64 shares of the Company’s common stock, and a grant on January 3, 2022 of non-qualified stock options to purchase 260 shares of the Company’s common stock.

(2) Includes grant to one independent director on December 17, 2024 of restricted stock units to purchase 3,058 shares of the Company’s common stock. 1,529 shares vested and issued, 1,529 shares will vest on December 16, 2025. The grant was pursuant to the director’s initial election to the board.

Subsequent to the financial statement date, the following cash fees were paid to directors based on the December 16, 2024 compensation plan.

Name	Cash Fees Paid
James R. Shipley	$7,500
Nicholas J. Etten	$8,750
Marion Mariathasan	$7,500
Matthew Tarallo	$6,250
$30,000

Subsequent to the financial statement date, the following restricted stock units were issued to directors based on the December 16, 2024 compensation plan.

Name	Shares Underlying Restricted Stock Units
James R. Shipley	3,079
Nicholas J. Etten	3,079
Marion Mariathasan	3,079
9,237

These restricted stock units vested upon grant.

Executive Compensation

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	2024	$350,000	$-	$-	$-	$-	$-	$21,656	$371,656
	2023	$350,000	$10,938	$-	$32,370	$-	$-	$22,245	$415,552
Ian K. Patel- Chief Financial Officer, Secretary, and Treasurer (3)	2024	$173,654	$-	$-	$-	$-	$-	$11,851	$185,505
	2023	$275,000	$6,445	$-	$19,075	$-	$-	$16,583	$317,103

(1) Reflects the dollar amount of the grant date fair value of awards granted in 2023 or 2024, measured in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718 (“Topic 718”) without adjustment for estimated forfeitures. For a discussion of the assumptions used to calculate the value of equity awards, refer to Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2024, included in this Annual Report.

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2024 and 2022 years. The 2023 bonuses were paid in recognition of services rendered and contributions to the Company’s performance in the prior year, in respect of the 2021 Annual Incentive Plan. 2023 option awards include non-qualified stock options to purchase 3,054 shares of common stock which vested upon grant. Other compensation in 2024 and 2023 includes (i) employer-paid portion of health plan benefits ($8,456 and $9,045, respectively), and (ii) employer matching contributions under our 401(k) plan ($13,200 and $13,200, respectively).

(3) Mr. Patel was appointed Chief Financial Officer, Secretary and Treasurer in March 2022. Amounts presented include all compensation for Mr. Patel for 2024 and 2023. The 2023 bonus was paid in recognition of services rendered and contributions to the Company’s performance in the prior year, in respect of the 2021 Annual Incentive Plan. 2023 option awards include non-qualified stock options to purchase 1,800 shares of common stock which vested upon grant. The options were awarded in recognition of services rendered and contributions to the Company’s performance in the prior year, pursuant to the 2021 Annual Incentive Plan. Other compensation in 2024 and 2023 includes (i) employer-paid portion of health plan benefits ($6,055 and $5,325, respectively), and (ii) employer matching contributions under our 401(k) plan ($5,796 and $11,258, respectively). Mr. Patel’s employment was terminated effective June 4, 2024.

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (1) (2) (3) (4)	2,778	–	–	$160.20	11/28/2028	–	–	–	–
	556	–	–	$126.00	1/2/2030	–	–	–	–
	149	–	–	$234.00	2/16/2031	–	–	–	–
	3,772	–	–	$88.20	11/24/2031	–	–	–	–
	769	–	–	$30.12	4/1/2032	–	–	–	–
	3,054	–	–	$10.80	3/31/2033	–	–	–	–
	11,078

Ian K. Patel (6) (7)	834	–	–	$26.40	3/11/2032	–	–	–	–
	1,799	–	–	$10.80	3/31/2033	–	–	–	–
	2,633

(1) On November 28, 2018, we granted to Mr. McDonald non-qualified stock options to purchase 2,778 shares of common stock under our 2017 Equity Incentive Plan, of which: (i) 556 options vested and became exercisable on the grant date, (ii) 1,112 options vested and became exercisable on December 31, 2019, and (iii) 1,111 options vested and became exercisable on December 31, 2020. On January 2, 2020, we granted to Mr. McDonald non-qualified stock options to purchase 556 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2019, which options vested and became exercisable on the grant date. On February 16, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 149 shares of common stock under our 2017 Equity Incentive Plan in recognition of his performance during 2020, which options vested and became exercisable on the grant date.

(2) On November 24, 2021, we granted to Mr. McDonald non-qualified stock options to purchase 371 shares of common stock under our 2021 Equity Incentive Plan, of which: (i) 42 options vested and became exercisable on the grant date, (ii) 41 options vested and became exercisable on November 24, 2022, and (iii) 41 options vested and became exercisable on November 24, 2023. Also on November 24, 2021, we granted to Mr. McDonald incentive stock options to purchase 3,401 shares of common stock under our 2021 Equity Incentive Plan of which: (i) 378 options vested and became exercisable on the grant date, (ii) 378 options vested and became exercisable on November 24, 2022, and (iii) 378 options vested and became exercisable on November 24, 2023. These grants were in accordance with a new Executive Employment Agreement effective November 24, 2021.

(3) On November 24, 2021, we granted Mr. McDonald 567 restricted shares of common stock under our 2021 Equity Incentive Plan, in accordance with a new Executive Employment Agreement effective November 24, 2021.

(4) On April 1, 2022, we granted Mr. McDonald non-qualified stock options to purchase 769 shares of common stock under out 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

(5) On March 31, 2023, we granted Mr. McDonald non-qualified stock options to purchase 3,054 shares of common stock under our 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

(6) On March 11, 2022, we granted to Mr. Patel non-qualified stock options to purchase 1,250 shares of common stock under our 2021 Equity Incentive Plan, of which: 167 options vested and became exercisable on the grant date. The balance of the non-qualified options vest and become exercisable as follows: (i) 250 on March 11, 2023, (ii) 417 on March 11, 2024, and (iii) 417 on March 11, 2025. These options were in accordance with his Employment Agreement effective March 11, 2022. All unvested options were cancelled upon Mr. Patel’s termination.

(7) On March 31, 2023, we granted Mr. Patel non-qualified stock options to purchase 1,799 shares of common stock under our 2021 Equity Incentive Plan, in respect to our 2021 Annual Incentive Plan. The options vested and became exercisable upon grant.

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

Mr. McDonald, at the signing of the employment agreement was issued 5,753 shares of common stock, which has an aggregate fair market value of $50,000, and was paid a gross up on that amount for federal state and local income tax. Mr. McDonald was awarded a stock option to purchase 3,772 shares of common stock under the 2021 Stock Award Plan, that was approved by shareholders, with an exercise price of $88.20 per share, the price of a share of common stock on the day immediately prior to the signing of the employment agreement. The vesting of the options is at the rate of one-third on each of the date of the signing of the employment agreement and the first and second anniversary of the signing of the employment agreement. The option, once vested, is exercisable for ten years from the date the employment contract was signed. Vesting will be accelerated upon a change of control of the Company and certain termination events.

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

The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of March 27, 2025. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o CEA Industries Inc. 385 South Pierce Avenue, Suite C, Louisville, CO 80027.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Anthony K. McDonald (3)	19,025	2.4%
Nicholas J. Etten (4)	10,227	1.3%
Marion Mariathasan (5)	9,627	1.2%
James R. Shipley (6)	3,959	* %
Matthew Tarallo (7)	1,529	* %

Executive Officers and Directors as a Group (8)	44,367	5.5%

5% or More Stockholders
Lance Finlinson (9)	67,164	8.4%
111 Equity Group LLC, Rochel M. Kassiere and Chaim Herzog (10)	61,308	7.6%

*Represents less than 0.1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 802,346 shares of the Company’s common stock issued and outstanding as of March 27, 2025.

(3) Includes (i) 7,947 shares of common stock held of record, and (ii) 11,078 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(4) Includes (i) 7,947 shares of common stock held of record, and (ii) 880 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(5) Includes 9,628 shares of common stock held of record.

(6) Includes (i) 3,079 shares of common stock held of record, and (ii) 880 shares of common stock issuable upon the exercise of options exercisable within 60 days.

(7) Includes 1,529 shares of common stock held of record. Does not include 1,529 shares of common stock subject to unvested equity awards.

(8) Includes (i) 30,001 shares of common stock held of record, and (ii) 12,838 shares of common stock issuable upon the exercise of options exercisable within 60 days. Does not include 1,529 shares of common stock subject to unvested equity awards.

(9) As reported on Form 13D filed by Lance Finlinson dated November 30, 2023, as adjusted for the reverse stock split effected June 4, 2024.

(10) As reported on Form 13D, Amendment No. 1, filed jointly by 111 Equity Group LLC, Rochel M. Kassirer, and Chaim Herzog dated June 26, 2024.

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the years ended December 31, 2024, and December 31, 2023, the Company paid $6,763 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500, with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577, increasing the total of the second sales order to $14,477. No transactions were recorded during the year ended December 31, 2024, in respect of these agreements.

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the year ended December 31, 2024, the Company paid Mr. Etten $58,250 in respect of services related to this agreement.

During 2024, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2024, and December 31, 2023. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees for SGA for the year ended December 31, 2024 and for the year ended December 31, 2023.

	2024		2023
Audit Fees	$108,385		$111,000
Audit-Related Fees	16,707		2,725
Tax Fees	10,090	(1)	10,943	(2)
Total	$135,182		$124,668

(1)	Tax fees in 2024 relate to tax returns for the 2023 year.

(2)	Tax fees in 2023 relate to tax returns for the 2022 year.

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

CEA Industries Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEA Industries Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEA Industries Inc. (“the Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity , and cash flows for each of the years in the two-year period December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Draper, UT

March 27, 2025

CEA Industries Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$9,452,826	$12,508,251
Accounts receivable, net	13,041	18,655
Contract assets, net	234,328	224,414
Inventory, net	25,980	296,404
Prepaid expenses and other	368,068	313,115
Total Current Assets	10,094,243	13,360,839
Noncurrent Assets
Property and equipment, net	5,698	38,558
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	245,270	356,109
Total Noncurrent Assets	267,545	411,244

TOTAL ASSETS	$10,361,788	$13,772,083

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$550,477	$624,724
Deferred revenue	343,790	499,800
Current portion of operating lease liability	135,651	126,724
Total Current Liabilities	1,029,918	1,251,248

Noncurrent Liabilities
Operating lease liability, net of current portion	134,147	259,627
Total Noncurrent Liabilities	134,147	259,627

TOTAL LIABILITIES	1,164,065	1,510,875

Commitments and Contingencies (Note 9)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 793,109 and 673,090 shares issued and outstanding, respectively	8	7
Additional paid in capital	49,533,950	49,451,493
Accumulated deficit	(40,336,235)	(37,190,292)
Total Shareholders’ Equity	9,197,723	12,261,208

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,361,788	$13,772,083

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2024	2023
Revenue	$2,803,470	$6,910,951

Cost of revenue	3,023,094	6,368,872

Gross (loss) profit	(219,624)	542,079

Operating expenses:
Advertising and marketing expenses	16,315	273,409
Product development costs	-	76,487
Selling, general and administrative expenses	2,936,145	3,145,328
Total operating expenses	2,952,460	3,495,224

Operating loss	(3,172,084)	(2,953,145)

Other income :
Other income, net	-	7,778
Interest income, net	26,141	33,816
Total other income	26,141	41,594

Loss before provision for income taxes	(3,145,943)	(2,911,551)

Income taxes	-	-

Net loss	$(3,145,943)	$(2,911,551)

Loss per common share – basic and diluted	$(4.22)	$(4.33)

Weighted average number of common shares outstanding, basic and diluted	745,038	672,936

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	662,890	$7	$49,173,909	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	176,268	-	176,268
Common shares issued in settlement of restricted stock units issued to directors	10,200	-	-	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(2,911,551)	(2,911,551)
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees, net of forfeitures for unvested stock options granted to employees	-	-	(5,522)	-	(5,522)
Common shares issued in settlement of restricted stock units issued to directors	12,893	-	-	-	-
Fair value of restricted stock units issued to directors	-	-	87,980		87,980
Issuance of common shares to round up partial shares following reverse split	107,126	1	(1)	-	-
Net loss	-	-	-	(3,145,943)	(3,145,943)
Balance December 31, 2024	793,109	$8	$49,533,950	$(40,336,235)	$9,197,723

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(3,145,943)	$(2,911,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	20,065	29,655
Share-based compensation	82,457	187,615
Provision for doubtful accounts (bad debt recovery)	(40,217)	(2,056)
Provision for excess and obsolete inventory	26,989	121,791
Loss on disposal of assets	12,796	100
Operating lease expense	110,839	106,765

Changes in operating assets and liabilities:
Accounts receivable	45,831	(13,950)
Contract assets	(9,914)	(224,414)
Inventory	243,435	(69,784)
Prepaid expenses and other	(54,953)	1,176,806
Accounts payable and accrued liabilities	(74,247)	(582,534)
Deferred revenue	(156,010)	(3,838,771)
Operating lease liability, net	(116,553)	(108,735)
Net cash used in operating activities	(3,055,425)	(6,129,063)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	-	200
Net cash provided by investing activities	-	200

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(3,055,425)	(6,128,863)
Cash and cash equivalents, beginning of period	12,508,251	18,637,114
Cash and cash equivalents, end of period	$9,452,826	$12,508,251

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:

Options issued for accrued equity compensation liability	$-	$89,970

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

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

Impact of the COVID-19 Pandemic on Our Business

The impact of the government and the business economic response to the COVID-19 pandemic affected demand across the majority of our markets and disrupted workflow and completion schedules on projects. We believe we continue to have adverse effects on our sales, project implementation, supply chain infrastructure, operating margins, costs, and working capital, as a result of the pandemic. Due to this uncertainty, we continue to monitor costs and continue to take actions to reduce costs in order to mitigate the long-term impact of the COVID-19 pandemic to the best of our ability. However, these actions may not be sufficient in the long run to avoid reduced sales, increased losses, and reduced operating cash flows in our business. During the years ended December 31, 2023, and December 31, 2024, the Company experienced delays in the receipt of equipment it had ordered to meet its customer orders due to disruption and delays in its supply chain. Consequently, our revenue recognition of some customer sales has been delayed until future periods when the shipment of orders can be completed.

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

December 31, 2024

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

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are available to be issued. The Company continues to experience recurring losses since its inception. As a result, in order to continue as a going concern, the Company has historically been reliant on the ability to obtain additional sources of financing to fund operations. On February 15, 2022, the Company received approximately $21,711,000 in net proceeds from completion of an equity offering. Based on management’s evaluation, the proceeds from the Offering will be more than sufficient to fund any deficiencies in working capital or cash flow from operations, and the Company is confident that it will be able to meet its obligations as they come due, and fund operations for at least 12 months after the issuance of these consolidated financial statements. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations have been addressed.

In the event that the Company was to decide to enter into an acquisition for which it had insufficient funding on hand to complete the transaction, the Company would be required to raise additional debt and or equity funding to complete the acquisition. There can be no assurance that the Company would be successful in raising the necessary debt and or equity funding to successfully complete the acquisition.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of December 31, 2024, the Company held cash in bank depository accounts of approximately $9,453,000, consequently $9,203,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount, and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of December 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $84,961 and $125,177, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of December 31, 2024, and December 31, 2023, the allowance for excess and obsolete inventory was $219,687 and $192,698, respectively.

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

Long-lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the years ended December 31, 2024 and 2023.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

The following table sets forth the Company’s revenue by source:

	For the Years Ended December 31,
	2024	2023
Equipment and systems sales	$2,386,112	$6,153,322
Engineering and other services	317,443	501,921
Shipping and handling	10,429	21,573
Forfeited non-refundable customer deposits	89,486	234,135
Total revenue	$2,803,470	$6,910,951

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of December 31, 2024, and December 31, 2023, the allowance for doubtful accounts was $1,500 and $1,436, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2024. As of December 31, 2024, and 2023, the Company had contract assets of $234,328 and $224,414, respectively.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of December 31, 2024, and December 31, 2023, deferred revenue, which was classified as a current liability, was $343,790 and $499,800, respectively.

For the year ended December 31, 2024, the Company recognized revenue of $162,461 related to the deferred revenue at January 1, 2024, or 33%. For the year ended December 31, 2023, the Company recognized revenue of $3,911,083 related to the deferred revenue at January 1, 2023, or 90%.

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

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of the Company’s control, make it difficult for the Company to predict when it will recognize revenue on its remaining performance obligations. There are risks that the Company may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when the Company is able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cannabis cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, the uncertainty regarding the COVID-19 virus, and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfil its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

As of December 31, 2024, the Company’s remaining performance obligations, or backlog, was $490,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. The backlog at December 31, 2024, contains a booked sales order of $3,600 (1% of the total backlog) from one customer that we believe is at risk of cancellation based on conversations with this customer.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

The remaining performance obligations expected to be recognized through 2025 are as follows:

	2025	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	490,000	490,000
Total remaining performance obligations	$490,000	$490,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of December 31, 2024, and December 31, 2023, the Company had an accrued warranty reserve amount of $53,148 and $191,338, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Revenue

Cost of revenue includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Two customers accounted for 45%, and 10% of the Company’s revenue for the year ended December 31, 2024. Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023.

The Company’s accounts receivable from two customers made up 61%, and 36%, respectively, of the total balance as of December 31, 2024. The Company’s accounts receivable from three customers made up 59%, 29%, and 12%, respectively, of the total balance as of December 31, 2023.

One supplier accounted for 80% of the Company’s purchases of inventory for the year ended December 31, 2024, and three suppliers accounted for 34%, 17%, 16%, of the Company’s purchases of inventory for the year ended December 31, 2023.

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended December 31, 2024 and December 31, 2023, the Company incurred $0 and $76,487, respectively, on product development.

Share-Based Compensation

The Company recognizes the cost resulting from all share-based compensation arrangements, including stock options, restricted stock awards and restricted stock units that the Company grants under its equity incentive plan in its consolidated financial statements based on their grant date fair value. For awards subject to service conditions, compensation expense is recognized over the vesting period on a straight-line basis. Awards subject to performance conditions are attributed separately for each vesting tranche of the award and are recognized rateably from the service inception date to the vesting date for each tranche, based on the probability of vesting. The probability of awards with future performance conditions is evaluated each reporting period and compensation expense is adjusted based on the probability assessment.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of December 31, 2024, and December 31, 2023, 643,998 and 665,243 potential common share equivalents from warrants, options, and restricted stock units, respectively, were excluded from the diluted EPS calculations as their effect is anti-dilutive.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04 – Debt – Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which improves the relevance and consistency in application of the induced conversion guidance in Subtopic 470-20, Debt-Debt with Conversion and Other Options. Specifically, the guidance is intended to clarify how to determine whether a settlement of convertible debt (particularly cash convertible instruments) at terms that differ from the original conversion terms should be accounted for under the induced conversion or extinguishment guidance. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 22-40): Disaggregation of Income Statement Expenses. The ASU requires entities to provide enhanced disclosures related to certain costs and expenses in the notes to the financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s financial statements and related disclosures.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 includes requirements that an entity disclose the title of the chief operating decision maker (CODM) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment’s reported profit. The standard also permits disclosure of additional measures of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and related disclosures.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of December 31, 2024
Operating lease right-of-use asset	$245,270
Operating lease liability, current	$135,651
Operating lease liability, long-term	$134,147

Remaining lease term	2.1 years
Discount rate	3.63%

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash paid for operating lease	$128,643	$124,897

Future annual minimum under non-cancellable operating leases as of December 31, 2024 were as follows:

Years ended December 31,
2025	132,503
2026	136,473
Thereafter	11,654
Total minimum lease payments	280,630
Less imputed interest	(10,832)
Present value of minimum lease payments	$269,798

Note 4 – Inventory

Inventory consisted of the following:

	December 31,	December 31,
	2024	2023
Finished goods	$132,289	$366,844
Raw materials	113,378	122,258
Allowance for excess & obsolete inventory	(219,687)	(192,698)
Inventory, net	$25,980	$296,404

Overhead expenses of $10,571 and $13,679 were included in the inventory balance as of December 31, 2024 and 2023, respectively.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Note 5 – Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture and equipment	$105,653	$275,994
Vehicles	15,000	15,000
	120,653	290,994
Accumulated depreciation	(114,955)	(252,436)
Property and equipment, net	$5,698	$38,558

Depreciation expense amounted to $20,065 for the year ended December 31, 2024, of which $2,139 was allocated to cost of revenue, $535 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $29,655 for the year ended December 31, 2023, of which $2,818 was allocated to cost of revenue, $705 was allocated to inventory, with the remainder recorded as selling, general and administrative expense.

Note 6 – Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2024	2023
Website development costs	$22,713	$22,713
Trademarks	1,830	1,830
	24,543	24,543
Accumulated amortization	(22,713)	(22,713)
Intangible assets, net	$1,830	$1,830

Website development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. No amortization expense was recorded during the years ended December 31, 2024 and December 31, 2023 as the website development costs have been fully amortized.

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	December 31,	December 31,
	2024	2023
Accounts payable	$165,352	$183,359
Sales commissions payable	1,765	1,710
Accrued payroll liabilities	263,367	189,829
Product warranty accrual	53,148	191,338
Other accrued expenses	66,845	58,488
Total	$550,477	$624,724

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Note 8 – Related Party Agreements and Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the years ended December 31, 2024 and December 31, 2023, the Company paid $6,763 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. Revenue and cash of $16,977 was recorded in the year ended December 31, 2023 in respect of these agreements. No transactions were recorded during the year ended December 31, 2024, in respect of these agreements.

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the year ended December 31, 2024, the Company paid Mr. Etten $58,250 in respect of services related to this agreement.

Note 9 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Given the current uncertainty around the ability to estimate the amount and success of the Claims, we have not recorded an accrual for any potential loss related to these matters.

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

Note 10 – Preferred and Common Stock

Preferred Stock

Authorized Preferred Stock

As of December 31, 2024, and December 31, 2023, the Company was authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share.

No shares of preferred stock were issued or outstanding as of December 31, 2024 and December 31, 2023.

Common Stock

Authorized Common Stock

As of December 31, 2024, and December 31, 2023, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share.

Reverse Split

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

Issued Common Stock

As of December 31, 2024, and December 31, 2023, the Company had 793,109 and 673,090 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2024, the Company issued shares of its common stock as follows:

●	12,893 shares of common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

●	107,126 shares of common stock were issued to round up partial shares following the one-for-twelve reverse stock split effective June 7, 2024.

Consequently, effective December 31, 2024, 793,109 shares of common stock were issued and outstanding.

During the year ended December 31, 2023, the Company issued shares of its common stock as follows:

●	10,200 shares common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

Consequently, effective December 31, 2023, 673,090 shares of common stock were issued and outstanding.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Note 11 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the years ended December 31, 2024 and 2023:

			Weighted	Weighted
			Average	Average	Aggregate
	Warrants		Exercise	Remaining Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2022	635,314	635,314	$61.72	49	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at December 31, 2023	635,314	635,314	$61.72	37	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(18,976)	(18,976)	$115.13	-	-

Outstanding at December 31, 2024	616,338	616,338	$60.08	26	-

The following table summarizes information about warrants outstanding at December 31, 2024.

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$60.00	592,125	592,125	26

$61.95	24,213	24,213	26

	616,338	616,338	26

Q1 2022 Investor Warrants

On February 15, 2022, the Company issued 484,262 investment units for aggregate gross proceeds of $24,000,000, or $49.56 per unit. Each unit consisted of one share of the Company’s common stock and one warrant for the purchase of one share of the Company’s common stock. The warrants vested immediately, have a term of 5 years and an exercise price of $60.00.

Q1 2022 Overallotment Warrants

Further on February 15, 2022, in connection with the Company’s issuance of 484,262 investment units for aggregate gross proceeds of $24,000,000, or $49.56 per unit as described above, a further 63,473 warrants were issued in connection with the subscription for substantially all of the available 15% overallotment warrants. The warrants were acquired for consideration of $0.12 per warrant, vested immediately, have a term of 5 years and an exercise price of $60.00.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Q1 2022 Underwriter Warrants

Further on February 15, 2022, in connection with the Company’s issuance of 484,262 investment units for aggregate gross proceeds of $24,000,000, or $49.56 per unit described above, the Company also issued representatives of the underwriters 24,213 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $61.95, during the period commencing August 9, 2022, and expiring on February 10, 2027.

Q1 2022 Series B Preferred Shares Conversion Warrants

Further on February 16, 2022, in connection with the conversion of 1,650 shares of Series B Preferred Stock into 30,193 shares of the Company’s common stock, the Series B Preferred Shareholder was also issued with 44,391 Series B Preferred shares conversion warrants. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $60.00, vested immediately and had a term of 5 years.

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

These warrants expired, unexercised on September 29, 2024.

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

These warrants expired, unexercised, 1,447 on September 28, 2024 and the balance of 1,447 on November 3, 2024.

Note 12 – Equity Incentive Plans

Directors Remuneration

During the year ended December 31, 2024

On December 17,2024, the Company issued an RSU grant of 3,058 shares of common stock under the 2021 Equity Incentive Plan to newly elected independent director. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors. The award was issued such that 50% of the RSUs vested upon grant and the remaining 50% vested on the one-year anniversary of the award. A total of 1,529 shares of the Company’s common stock were issued in settlement of the RSUs effective December 17, 2024, the date of the grant.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

During the year ended December 31, 2023

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

Subsequent Events

As further discussed in Note 14 Subsequent Events below, on January 2, 2025, the Company issued an RSU grant of 3,079 shares of common stock under the 2021 Equity Incentive Plan to each of its three independent directors who served the entire year of 2024. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors effective January 2, 2025 and vested immediately on the grant date. A total of 9,237 shares of the Company’s common stock were issued in settlement of the RSUs.

Revised Compensation Plan for Directors

On December 16, 2024, the Board of Directors revised the previously adopted compensation plan. This plan supersedes the plan adopted on January 17, 2022. The Plan is effective retroactively for the current independent directors and for independent directors elected or appointed after the Effective Date.

At the time of initial election or appointment, each independent director will receive an equity retention award in the form of restricted stock units (“RSUs”). The aggregate value of the RSUs at the time of grant will be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the trade date immediately prior to the date of grant. Vesting of the RSUs will be as follows: (i) 50% at the time of grant, and (ii) 50% on the first anniversary of the grant date.

In addition, on the first business day of January each year, each independent director who was not initially appointed or elected in the previous year will receive an equity retention award in the form of RSUs. The aggregate value of the RSUs at the time of grant will be $25,000, with the number of shares underlying the RSUs to be determined based on the closing price of the Company’s common stock on the trade date immediately prior to the date of grant. These RSUs will be fully vested at date of grant.

There is no additional compensation paid to members of any committee of the Board. Directors who are also executives of the Company, serving on the Board, do not receive compensation for their Board service.

All the independent directors, Messrs. Shipley, Etten, Mariathasan, and Tarallo are subject to the Plan.

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

As of December 31, 2024, of the 27,778 shares authorized under the 2017 Equity Plan, 13,641 relate to restricted shares issued, 11,615 relate to outstanding non-qualified stock options and 2,522 shares remain available for future equity awards.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

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

Equity Incentive Plan Issuances During 2024

-	Issued 1,529 shares of common stock in settlement of restricted stock units issued to a newly elected independent director. The grant was for a total of 3,058 shares, 50% of which vested immediately and the remaining units will vest in one year.

-	Issued 11,364 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	3,297 non-qualified stock options were forfeited that had previously been issued under the 2021 Equity Incentive Plan.

Share-based compensation costs (including expenses from the accrued compensation liabilities related to the annual incentive awards subsequently settled in non-qualified stock options) totaled $82,457 and $187,615 for the years ended December 31, 2024 and 2023, respectively. Such share-based compensation costs are classified in the Company’s consolidated financial statements in the same manner as if such compensation was paid in cash.

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Share-based compensation expense included in:
Cost of revenue	$-	$4,898
Advertising and marketing expenses	-	1,113
Product development costs	-	3,570
Selling, general and administrative expenses	82,457	178,033
Total share-based compensation expense included in consolidated statement of operations	$82,457	$187,615

As of December 31, 2024, of the 55,556 shares authorized under the 2021 Equity Plan, 23,940 relate to restricted shares issued, 11,104 relate to outstanding non-qualified stock options, 3,401 relate to outstanding incentive stock options, 1,529 related to outstanding restrictive stock units, and 15,581 shares remain available for future equity awards.

There was $12,021 in unrecognized compensation expense for unvested restricted stock units at December 31, 2024 which will be recognized over approximately 1 year.

As further discussed in Note 14 Subsequent Events below, effective January 2, 2025, the Company issued 9,237 shares of common stock in settlement of restricted stock units issued to three directors that vested immediately.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Restricted Stock Awards

No shares of restricted stock were issued during the year ended December 31, 2024 or the year ended December 31, 2023.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. No stock options were issued during the year ended December 31, 2024. During the year ended December 31, 2023, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 152.23%; expected term of 10 years and risk-free interest rate 3.48%.

Employee and Consultant Options

A summary of the stock options granted to employees and consultants under the 2017 Equity Plan and the 2021 Equity Incentive Plan during the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2022	16,006	$107.28	7.6	$-
Granted	11,541	$10.80	6.9	$-
Exercised	-	$-	-	$-
Forfeited	(1,691)	$35.76	9.1	$-
Expired	(687)	$10.68	-	$-
Outstanding, December 31, 2023	25,169	$70.44	6.6	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(3,808)	$38.77	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2024	21,361	$76.04	4.9	$-
Exercisable, December 31, 2024	21,361	$76.04	4.9	$-

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

A summary of non-vested stock options activity for employees and consultants under the 2017 Equity Plan and the 2021 Equity Plan for the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value
Nonvested, December 31, 2022	2,396	$60.36	$-	$144,643
Granted	11,541	$10.56	$-	$121,870
Vested	(13,076)	$11.04	$-	$(144,359)
Forfeited	(28)	$80.04	$-	$(2,223)
Expired	-	$-	$-	$-
Nonvested, December 31, 2023	833	$80.04	$(21,344)	$21,800
Granted	-	$-	$-	$-
Vested	(417)	$26.16	$10,672	$(10,900)
Forfeited	(417)	$26.16	$10,672	$(10,900)
Expired	-	$-	$-	$-
Nonvested, December 31, 2024	-	$-	$-	$-

For the years ended December 31, 2024 and 2023, the Company recorded $(5,522) and $86,298 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. As of December 31, 2024, there was no unrecognized share-based compensation related to unvested options.

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and 2021 Equity Plan during the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, December 31, 2023	4,760	$113.34	6.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2023	4,760	$113.34	5.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2024	4,760	$113.34	4.0	$-
Exercisable, December 31, 2024	4,760	$113.34	4.0	$-

There was no non-vested non-qualified stock option activity for directors for the years ended December 31, 2023 and December 31, 2024.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2021 Equity Plan during the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2022	81	$89.04	$-
Granted	9,919	$10.08	$-
Vested and settled with share issuance	(10,200)	$12.24	$-
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2023	-	$8.18	$-
Granted	14,422	$6.93	$17,104
Vested and settled with share issuance	(12,893)	$6.79	$(17,189)
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2024	1,529	$8.18	$-

For the years ended December 31, 2024 and 2023, the Company recorded $87,980 and $101,316 as compensation expense related to vested RSUs issued to employees, directors and consultants. As of December 31, 2024, there was $12,021 in unrecognized share-based compensation related to unvested RSUs.

As further discussed in Note 14 Subsequent Events below, effective January 2, 2025, the Company issued 9,237 shares of common stock in settlement of restricted stock units issued to three directors that vested immediately.

Note 13 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the years ended December 31, 2024 or 2023 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	2024	2023
Income taxes computed at the federal statutory rate	$(671,000)	$(611,000)
States taxes, net of federal benefits	(160,000)	(115,000)
Permanent differences	(38,000)	2,000
True-up adjustments	47,000	(89,000)
Adjustment to net operating loss	63,000	(45,000)
Change in valuation allowance	759,000	858,000
Reported income tax (benefit) expense	$-	$-

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

The components of the net deferred tax assets as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Net operating losses	$7,980,000	$7,195,000
Equity compensation	280,000	268,000
Other deferred tax assets	89,000	127,000
Total deferred tax assets	8,349,000	7,590,000
Deferred tax liabilities:
Other deferred tax liabilities	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets before valuation allowance	8,349,000	7,590,000
Less valuation allowance	(8,349,000)	(7,590,000)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $31,985,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. The balance of $20,789,000 NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

The securities sales we completed in September 2021 and February 2022, as described in Note 10 Preferred and Common Stock above will need to be evaluated for determination of any “ownership change” that we may have undergone during a determination period. If an ownership change has occurred, our ability to use our net operating loss carryforwards is materially limited and it would harm our future post tax results by effectively increasing our future tax obligations.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of December 31, 2024 and 2023. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2019 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of December 31, 2024 or 2023, nor were any penalties or interest costs included in expense for the years ended December 31, 2024 and 2023.

CEA Industries Inc.

Notes to Consolidated Financial Statements

December 31, 2024

(in US Dollars except share numbers)

Note 14 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date the financial statements were available to be issued. The following events occurred after December 31, 2024.

Issuance of Common Stock

Effective January 5, 2025, the Company issued 9,237 shares of common stock in settlement of restricted stocks units issued to three directors that vested immediately, pursuant to the 2021 director compensation plan.

Entry into Acquisition Agreement

On February 7, 2025, CEA Industries Inc., a Nevada corporation, entered into a purchase agreement with the several owners of all the equity of a group of Manitoba corporations that own all the assets used in the business of Fat Panda Ltd. (“Fat Panda”). Fat Panda is engaged in the manufacture, distribution and retail sale of e-cigarettes, vape devices and e-liquids and related products through multiple retail locations in the provinces of Manitoba, Ontario, and Saskatchewan, Canada, as well as through its online e-commerce site.

The acquisition will include all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The sellers will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

The purchase price is CAD$18,000,000 (approximately US$12,600,000), payable in cash, securities and seller loans. The Company also expects to borrow part of the cash portion of the purchase price, in an amount yet to be determined, which will be secured by the assets of Fat Panda. The purchase price includes an initial cash payment of CAD$13,900,000, issuance of 39,000 shares of the common stock of the Company with an agreed aggregate value of CAD$700,000 (approximately CAD$18.00 per share), and issuance of notes to the sellers in the aggregate principal amount of CAD$2,060,000, and release of a CAD$100,000 due diligence deposit. The Company is also agreeing to pay certain financial statement audit expenses of the selling parties. Of the notes to be issued by Fat Panda to the selling parties, one of the notes in the principal amount of CAD$1,030,000, is convertible into the common stock of the Company at a conversion rate of USD$19.00 per share. At closing the following will occur: first, a portion of the cash purchase price in the amount of CAD$1,375,000 will be held in a joint escrow account for 120 days after closing as a working capital adjustment escrow; second, the sum of CAD$1,240,000, will be paid into escrow for possible indemnity claims to be held for 18 months; and third, the purchase price will be reduced by CAD$112,500 and the sum of CAD$112,500 will be paid into escrow to be held for 18 months, both in relation to employee obligation claims under Canadian employment law.

Completion of the acquisition is subject to a number of conditions, which include the preparation and delivery of the Fat Panda companies audited consolidated financial statements and unaudited interim consolidated financial statements, satisfaction of the financial condition of Fat Panda, completion of due diligence by the Company, receipt of all necessary government approvals and licenses, and continuation and reformation of the various retail location leases. Completion is also subject to the Company obtaining financing for a portion of the cash purchase price. The acquisition agreement also provides for the selling persons to make representations and warranties and undertake certain covenants about many aspects of the business of Fat Panda that shall be true and correct and performed at or prior to closing. The representations, warranties and covenants are those that are typical in relation to the acquisition of an operating business. The Company has also made certain representations, warranties and covenants, the principal one of which is to obtain financing for a part of the purchase price, which if not obtained will permit the Company to terminate the purchase agreement.

The Company anticipates that it will complete the acquisition in the first half of fiscal year 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: March 27, 2025	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer and acting Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2025	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: March 27, 2025	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: March 27, 2025	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

Dated: March 27, 2025	By:	/s/ Marion Mariathasan
Marion Mariathasan, Director

Dated: March 27, 2025	By:	/s/ Mattthew Tarallo
Matthew Tarallo, Director

57

 EXHIBITS

Exhibit
Number	Description of Exhibit

1.1	Form of Underwriting Agreement, dated as of 2022 (Incorporated herein by reference to Exhibit 1.1 to the Registration Statement on form S-1 as filed on February 4, 2022).

3.1(a)	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 as filed on January 28, 2010).

3.1(b)	Amendment to Articles of Incorporation (incorporated herein by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).

3.1(c)	Certificate of Designations of Preferences, Rights, and Limitations of Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K as filed on May 12, 2014).

3.1(d)	Certificate of Designations of Preferences, Rights, and Limitations of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K as filed on September 30, 2021).

3.1(e)	Amendment to Articles of Incorporation to increase capitalization and redeem Class A Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 4, 2021).

3.1(f)	Amendment to Articles of Incorporation to change corporate name (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 18, 2021).

3.1(g)	Amendment to Articles of Incorporation to affect a reverse split and fix the new capitalization of the Company (incorporated herein by reference to Exhibit 3.1 to the Current Report filed on February 1, 2022).

3.2	Bylaws, as amended (incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed April 2, 2018).

4.1	Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on January 28, 2010).

4.2	Form of the Underwriter Representative Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on February 4, 2022).

4.3	Form of Investor Warrant Agreement, dated as of September 28, 2021 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed September 30, 2021).

4.4	Form of Placement Agent Warrant Agreement, dated as of September 30, 2021, by and between Registrant and ThinkEquity and designees (incorporated herein by reference to Exhibit 10.6 to the Current Report on Form 8-K filed September 30, 2021).

4.5	Form of Warrant Agency Agreement for the Public Warrants between the Company and Continental Stock Transfer and Trust Company, dated February 10, 2022 (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.6	Form of Public Warrant, issued February 10, 2022, with Continental Stock Transfer and Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.8	Description of Capital Stock (incorporated herein by reference to Exhibit 4.8 to the Annual Report on Form 10-K filed March 28, 2023).

58

10.1+	Executive Employment Agreement between the Registrant and Anthony K. McDonald dated effective November 24, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2021).

10.2+	CEA Industries Inc, formerly Surna Inc., 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on August 3, 2017).

10.3	Stock Repurchase Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 31, 2018).

10.4	Preferred Stock Option Agreement by and among the Company, Brandy M. Keen and Stephen B. Keen dated May 29, 2018 (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed May 31, 2018).

10.5	CEA Industries Inc,, formerly Surna Inc., 2021 Equity Incentive Plan (incorporated herein by reference to Exhibit B to the Proxy Statement of the Registrant, for the annual meeting to be held May 28, 2021 filed on April 7, 2021).

10.6

Form of Placement Agent Agreement, dated as of September 28, 2021, by and between Registrant and ThinkEquity (incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed September 30, 2021).

10.7	Purchase Agreement dated February 7, 2025, for the acquisition of Fat Panda Ltd. Et.al. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2025, for the event of February 7, 2025.)

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).
19.1*	Form of CEA Industries Statement of Policy on Insider Trading (adopted by the Board of Directors on November 24, 2021).
21.1*	Subsidiaries

23.1*	Consent of Sadler, Gibb & Associates, L.L.C., Independent Registered Public Accounting Firm, relating to Registration Statement on Form S-8.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	CEA Industries Policy for the Recovery of Erroneously Awarded Compensation adopted March 1, 2023.
101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

59