Form 10-Q
period 2025-03-31
CEA Industries Inc.
filed 2025-05-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 15, 2025, the number of outstanding shares of common stock of the registrant was 802,346.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2025

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the transition the company is making to limit its historic engineering and grow facility operations while seeking new opportunities;

●	our overall financial condition;

●	the impact on our business from our planned restructuring and our ability to transition our operations:

●	the inherent uncertainty of product development and product selection to meet client requirements, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments;

●	competitive pressures in our current and future businesses;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business;

●	our relationships with our customers and suppliers and our reliance on a limited number of customers and suppliers;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

ii

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog and our ability to convert backlog into revenue in a timely manner, or at all;

●	our intention not to pay dividends: and

●

our ability to maintain our listing of the shares of common stock and common stock purchase warrants on NASDAQ and the price volatility and limited trading volumes of our securities in the public market.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

(in US Dollars except share numbers)

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,707,353	$9,452,826
Accounts receivable, net	56,844	13,041
Contract assets, net	234,328	234,328
Inventory, net	20,283	25,980
Prepaid expenses and other	179,258	368,068
Total Current Assets	9,198,066	10,094,243
Noncurrent Assets
Property and equipment, net	4,566	5,698
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	216,891	245,270
Total Noncurrent Assets	238,034	267,545

TOTAL ASSETS	$9,436,100	$10,361,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$514,962	$550,477
Deferred revenue	474,679	343,790
Current portion of operating lease liability	137,875	135,651
Total Current Liabilities	1,127,516	1,029,918

Noncurrent Liabilities
Operating lease liability, net of current portion	101,314	134,147
Total Noncurrent Liabilities	101,314	134,147

TOTAL LIABILITIES	1,228,830	1,164,065

Commitments and Contingencies (Note 9)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 802,346 and 793,109 shares issued and outstanding, respectively	8	8
Additional paid in capital	49,612,075	49,533,950
Accumulated deficit	(41,404,813)	(40,336,235)
Total Shareholders’ Equity	8,207,270	9,197,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,436,100	$10,361,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$713,460	$234,506

Cost of revenue	674,173	388,881

Gross profit (loss)	39,287	(154,375)

Operating expenses:
Advertising and marketing expenses	2,968	9,324
Selling, general and administrative expenses	1,110,156	760,110
Total operating expenses	1,113,124	769,434

Operating loss	(1,073,837)	(923,809)

Other income :
Interest income, net	5,259	7,206
Total other income	5,259	7,206

Loss before provision for income taxes	(1,068,578)	(916,603)

Income taxes	-	-

Net loss	$(1,068,578)	$(916,603)

Loss per common share – basic and diluted	$(1.33)	$(1.34)

Weighted average number of common shares outstanding, basic and diluted	802,229	684,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and March 31, 2024

(in US Dollars except share numbers)

(Unaudited)

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2024	793,109	$8	$49,533,950	$(40,336,235)	$9,197,723
Fair value of restricted stock units vesting to directors	-	-	3,125	-	3,125
Fair value of restricted stock units issued to directors	-	-	75,000	-	75,000
Common shares issued in settlement of restricted stock units issued to directors	9,237	-	-	-	-
Net loss	-	-	-	(1,068,578)	(1,068,578)
Balance March 31, 2025	802,346	$8	$49,612,075	$(41,404,813)	$8,207,270

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees	-	-	$1,969	-	1,969
Common shares issued in settlement of restricted stock units issued to directors	11,364	1	(1)	-	-
Fair value of restricted stock units issued to directors	-	-	75,000	-	75,000
Net loss	-	-	-	(916,603)	(916,603)
Balance March 31, 2024	684,454	$8	$49,528,461	$(38,106,895)	$11,421,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(in US Dollars except share numbers)

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(1,068,578)	$(916,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	1,132	6,914
Share-based compensation	78,125	76,969
Provision for doubtful accounts (bad debt recovery)	(33)	(34,566)
Provision for excess and obsolete inventory	(14,847)	38,360
Loss on disposal of assets	-	12,625
Operating lease expense	28,379	27,317

Changes in operating assets and liabilities:
Accounts receivable	(43,770)	33,096
Inventory	20,544	12,151
Prepaid expenses and other	188,811	85,600
Accounts payable and accrued liabilities	(35,515)	(262,849)
Deferred revenue	130,888	40,156
Operating lease liability, net	(30,609)	(28,585)
Net cash used in operating activities	(745,473)	(909,415)

Cash Flows From Investing Activities
Net cash provided by investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(745,473)	(909,415)
Cash and cash equivalents, beginning of period	9,452,826	12,508,251
Cash and cash equivalents, end of period	$8,707,353	$11,598,836

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc. (“Company”) has received preliminary unaudited financial information about Fat Panda Ltd. (“Fat Panda”) that is a condition to the completion of its acquisition of Fat Panda. Based on preliminary, unaudited financial data, in its fiscal year ended April 30, 2024 Fat Panda generated CAD $38.5 million (USD $28.5 million) in revenue with 39% gross margins and CAD $8.4 million (USD $6.2 million) in adjusted EBITDA. Both revenue and adjusted EBITDA grew over 10% from fiscal year ended April 30, 2023, while gross margin declined by 15% from fiscal year 2023. The Company continues to expect to complete the acquisition in the first half of 2025, subject to fulfillment of customary closing conditions which includes completion of the audit of Fat Panda’s financial statements.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. As the Peoples Republic of China (“PRC”) is a particular focus of the tariffs and trade policies, and the Company uses products from the PRC in its product offerings, we expect that there will be disruption in that aspect of our business. We are in the process of searching for alternative suppliers, but there is no assurance that we will be able to find other suppliers at a price that will be reasonable.

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

March 31, 2025

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet information as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

March 31, 2025

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

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of March 31, 2025, the balance in the Company’s accounts was approximately $8,707,000, consequently approximately $8,457,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Accounts Receivable.

Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

As of March 31, 2025, and December 31, 2024, the allowance for doubtful accounts was $84,928 and $84,961, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

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

As of March 31, 2025 and 2024, there were respectively, 643,556 and 661,852, potentially dilutive equity instruments outstanding in respect of warrants, restricted stock units, and stock options that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 616,338 and 635,314 related to warrants outstanding at March 31, 2025 and 2024, respectively, issued in connection with the sale of our shares of series B Preferred stock and common stock. 1,529 and 0 as of March 31, 2025 and 2024, respectively, related to restricted stock units issued to a director as compensation and the remaining 25,689 and 26,537 potentially dilutive equity instruments outstanding as of March 31, 2025 and 2024, respectively, related to options that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

The following table sets forth the Company’s revenue by source:

	For the Three Months Ended March 31,
	2025	2024
Equipment and systems sales	$608,000	$113,172
Engineering and other services	78,392	$88,165
Shipping and handling	1,967	$1,904
Forfeited non-refundable customer deposits	25,101	$31,265
Total revenue	$713,460	$234,506

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. The Company typically does not have material amounts of contract assets since revenue is recognized as control of goods are transferred or as services are performed. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of March 31, 2025, and December 31, 2024, the allowance for doubtful accounts was $1,100 and $1,500, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2025. As of March 31, 2025, and December 31, 2024, the Company had contract assets of $234,328 and $234,328, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of March 31, 2025, and December 31, 2024, deferred revenue, which was classified as a current liability, was $474,679 and $343,790, respectively.

For the three March 31, 2025, the Company recognized revenue of $64,804 related to the deferred revenue at January 1, 2025. For the three months ended March 31, 2024, the Company recognized revenue of $47,440 related to the deferred revenue at January 1, 2024.

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

As of March 31, 2025, the Company’s remaining performance obligations, or backlog, was approximately $844,000, an increase of $309,000 from the March 31, 2024 backlog of $535,000. The increase was primarily the result of an increase in net bookings. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through 2025 are as follows:

	Q2 2025	Q3 2025	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	807,000	36,000	844,000
Total remaining performance obligations	$807,000	$36,000	$844,000

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of March 31, 2025, and December 31, 2024, the Company had an accrued warranty reserve amount of $47,424 and $53,148, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

Concentrations

Three customers accounted for 58%, 23% and 11% of the Company’s revenue, respectively, for the three months ended March 31, 2025. Three customers accounted for 24%, 16%, and 13% of the Company’s revenue, respectively, for the three months ended March 31, 2024.

Two customers accounted for 85%, and 14% of the Company’s accounts receivable, respectively, as of March 31, 2025. The Company’s accounts receivable from two customers made up 61%, and 36%, respectively, of the total balance as of December 31, 2024.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Recently Issued Accounting Pronouncements

In August 2023, FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” ASU 2023-05 requires certain joint ventures to apply a new basis of accounting upon formation by recognizing and initially measuring most of their assets and liabilities at fair value. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture’s financial statements and also to reduce diversity in practice. ASU 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The adoption of ASU 2023-05 has not had a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

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

Upon commencement of the New Facility Lease, the Company recognized on the balance sheet an operating lease right-of-use asset and lease liability in the amount of $582,838. The lease liability was initially measured as the present value of the unpaid lease payments at commencement and the ROU asset was initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the commencement date, plus any initial direct costs incurred less any lease incentives received. The renewal option to extend the New Facility Lease is not included in the right-of-use asset or lease liability, as the option is not reasonably certain to be exercised. The Company regularly evaluates the renewal option and when it is reasonably certain of exercise, the Company will include the renewal period in its lease term.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of March 31, 2025
Operating lease right-of-use asset	$216,891
Operating lease liability, current	$137,875
Operating lease liability, long-term	$101,314

Remaining lease term	1.8 years
Discount rate	3.63%

For the Three Months Ended March 31, 2025
Cash paid for operating lease	$32,961

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Future annual minimum lease payments under non-cancellable operating leases as of March 31, 2025, were as follows:

Years ended December 31,
2025 (excluding the three months ended March 31, 2025)	99,540
2026	136,473
Thereafter	11,654
Total minimum lease payments	247,667
Less imputed interest	(8,478)
Present value of minimum lease payments	$239,189

Note 3 – Inventory

Inventory consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$121,781	$132,289
Raw materials	103,342	113,378
Allowance for excess & obsolete inventory	(204,840)	(219,687)
Inventory, net	$20,283	$25,980

Overhead expenses of $8,960 and $10,571 were included in the inventory balance as of March 31, 2025, and December 31, 2024, respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $0 and $83,500 in advance payments for inventory as of March 31, 2025, and December 31, 2024, respectively.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 4 – Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024
Furniture and equipment	$105,653	$105,653
Vehicles	15,000	15,000
	120,653	120,653
Accumulated depreciation	(116,087)	(114,955)
Property and equipment, net	$4,566	$5,698

Depreciation expense was $1,132 for the three months ended March 31, 2025. For the three months ended March 31, 2025, $535 was allocated to cost of sales, $134 was allocated to inventory with the remainder recorded as selling, general, and administrative expense. Depreciation expense was $6,914 for the three months ended March 31, 2024. For the three months ended March 31, 2024, $535 was allocated to cost of sales, $134 was allocated to inventory with the remainder recorded as selling, general, and administrative expense.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$336,476	$165,352
Sales commissions payable	5,462	1,765
Accrued payroll liabilities	89,281	263,367
Product warranty accrual	47,424	53,148
Other accrued expenses	36,319	66,845
Total	$514,962	$550,477

Note 6 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado in September 2025. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

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

Note 7 – Shareholders’ Equity

As of March 31, 2025, the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of March 31, 2025, 802,346 shares of common stock were issued and outstanding and no shares of preferred stock were issued and outstanding.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

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

As of March 31, 2025, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 11,284 options remain outstanding, and 2,853 shares remain available for future equity awards.

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

During the three months ended March 31, 2025 the Company issued 9,237 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on December 16, 2024.

As of March 31, 2025, of the 55,556 shares authorized under the 2021 Equity Plan, 33,267 shares have been issued in settlement of restricted stock units, awards relating to 11,003 non-qualified stock options, 3,401 incentive stock options, and 1,529 restricted stock units remain outstanding, and 6,355 shares remain available for future equity awards.

There was $8,896 in unrecognized compensation expense for unvested restricted stock units as of March 31, 2025.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended March 31, 2025, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, December 31, 2024	21,361	$75.05	4.9	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	(432)	$-	-	$-
Outstanding, March 31, 2025	20,929	$77.61	4.7	$-
Exercisable, March 31, 2025	20,929	$77.61	4.7	$-

No non-vested non-qualified stock options for employees and consultants remain outstanding under the 2017 and 2021 Equity Plans.

For the three months ended March 31, 2025 and March 31, 2024, the Company recorded $0 and $1,969 as compensation expense related to vested options issued to employees and consultants, net of forfeitures of unvested options issued to employees and consultants, respectively.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the three months ended March 31, 2025, are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, December 31, 2024	4,760	$113.34	4.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, March 31, 2025	4,760	$113.34	3.7	$-
Exercisable, March 31, 2025	4,760	$113.34	3.7	$-

There were no non-vested, non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the three months ended March 31, 2025.

During the three months ended March 31, 2025 and March 31, 2024, the Company incurred no compensation expense related to options issued to directors.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Restricted Stock Units

Effective January 2, 2025, the Company issued a total of 9,237 restricted stock units (RSUs) under the 2021 Equity Plan to three of its independent directors. These RSUs vested upon grant.

During the three months ended March 31, 2025 and March 31, 2024, the Company recorded $78,125 and $75,000, respectively, as compensation expense related to vested and vesting RSUs issued to directors.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2024	1,529	$8.18	$-
Granted	9,237	$8.12	$-
Vested and settled with share issuance	(9,237)	$8.12	$673
Forfeited/canceled	-	$-	$-
Outstanding, March 31, 2025	1,529	$8.18	$-

Note 9 - Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the nine months ended March 31, 2025:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Warrants		Exercise	Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2024	616,338	616,338	$60.08	23	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	0	0		-	-

Outstanding at March 31, 2025	616,338	616,338	$60.08	23	-

The following table summarizes information about warrants outstanding at March 31, 2025:

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$60.00	592,125	592,125	23

$61.95	24,213	24,213	23

	616,338	616,338	23

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 10 – Income Taxes

As of March 31, 2025, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $33,054,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%.

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

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of March 31, 2025 and December 31, 2024. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

Note 11 – Related Party Transactions

Agreements and Transaction with a Company Director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. No payments were made for commissions under this agreement for the three months ended March 31, 2025 and March 31, 2024.

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the three months ended March 31, 2025, the Company paid Mr. Etten $30,500 in respect of services related to this agreement.

Note 12 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued. No material subsequent events occurred after March 31, 2025, other than as set out below:

Effective May 9, 2025, the Company entered into an agreement whereby all Claims by Optima Consulting Services, LLC, would be settled in full upon the payment of $250,000 by the Company. The Company believes this amount will be reimbursed by insurance, subject to a $35,000 deductible.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

CEA Industries Inc. (“Company”) has received preliminary unaudited financial information about Fat Panda Ltd. (“Fat Panda”) that is a condition to the completion of its acquisition of Fat Panda. Based on preliminary, unaudited financial data, in its fiscal year ended April 30, 2024 Fat Panda generated CAD $38.5 million (USD $28.5 million) in revenue with 39% gross margins and CAD $8.4 million (USD $6.2 million) in adjusted EBITDA. Both revenue and adjusted EBITDA grew over 10% from fiscal year ended April 30, 2023, while gross margin declined by 15% from fiscal year 2023. The Company continues to expect to complete the acquisition in the first half of 2025, subject to fulfillment of customary closing conditions which includes completion of the audit of Fat Panda’s financial statements.

The Company continues to expect to complete the acquisition in the first half of 2025, subject to fulfillment of customary closing conditions.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. As the Peoples Republic of China (“PRC”) is a particular focus of the tariffs and trade policies, and the Company uses products from the PRC in its product offerings, we expect that there will be disruption in that aspect of our business. We are in the process of searching for alternative suppliers, but there is no assurance that we will be able to find other suppliers at a price that will be reasonable.

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

Our Bookings, Backlog and Revenue

During the three months ended March 31, 2025, we executed new sales contracts with a total contract value of $1,045,000. During this same period, we had positive change orders of $1,000 and cancellations of $4,000. Consequently, our net bookings in the three months ended March 31, 2025 were $1,042,000, representing an increase of $532,000 (or 104%) from net bookings of $510,000 in the fourth quarter of 2024.

Our backlog at March 31, 2025 was $844,000, an increase of $354,000, or 72%, from our backlog of $490,000 at December 31, 2024. The increase in backlog is primarily the result of increased bookings in the first quarter that have not yet been fulfilled. While we expect to recognize all the revenue from the remaining backlog in 2025, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

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

Our recognized revenue for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025, in the table below, excludes $31,000, $12,000, $0, $46,000, and $25,000 respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025
Backlog, beginning balance	$435,000	$535,000	$227,000	$352,000	$490,000
Net bookings, current period	303,000	1,440,000	516,000	510,000	1,042,000
Recognized revenue, current period	(203,000)	(1,748,000)	(391,000)	(372,000)	(688,000)
Backlog, ending balance	$535,000	$227,000	$352,000	$490,000	$844,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of March 31, 2025.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 2025 backlog), using separate time bands, with respect to engineering only paid contracts and partial equipment paid contracts. There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 2025 backlog. Refer to the Revenue Recognition section of Note 1 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024

Revenues and Cost of Goods Sold

Revenue for the three months ended March 31, 2025 was $713,000, compared to $235,000 for the three months ended March 31, 2024, representing an increase of $478,000, or 203%. The increase was primarily due to higher bookings for the current and previous quarter for each year.

Cost of revenue increased by $285,000 or 73%, from $389,000 for the three months ended March 31, 2024 to $674,000 for the three months ended March 31, 2025. The increase was primarily due to an increase in revenue, along with a decrease in fixed costs, offset by an increase in variable costs, as discussed below.

During the three months ended March 31, 2025, we recognized a gross profit of $39,000 compared to a gross loss of $154,000 for the three months ended March 31, 2024, an increase in profit of $193,000 or 125%. Our gross margin increased by 71 percentage points from a gross loss margin of 66% for the three months ended March 31, 2024 to a gross profit margin of 6% for the three months ended March 31, 2025 primarily due to higher revenue, a decrease in fixed costs as a percent of revenue, offset by higher variable costs as a percent of revenue, as described below. Additionally, total revenue in the three months ended March 31, 2025 and March 31, 2024 included $25,000 and $31,000, respectively, from forfeited, non-refundable deposits from former customers on previously cancelled contracts.

Our fixed costs (which include engineering, service, manufacturing and project management salaries and benefits and manufacturing overhead) totaled $88,000, or 12% of total revenue, for the three months ended March 31, 2025, as compared to $254,000, or 108% of total revenue, for the three months ended March 31, 2024. The decrease of $166,000 was due to a decrease in salaries and benefits of $159,000 and a decrease in fixed overhead of $7,000.

Our variable costs (which include the cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs) totaled $586,000, or 82% of total revenue, during the three months ended March 31, 2025, as compared to $135,000, or 58% of total revenue, in the three months ended March 31, 2024. The decrease in variable costs was primarily due to: (i) an increase in equipment costs of $409,000 driven by higher revenue, (ii) a decrease in the reduction of the warranty accrual of $87,000, (iii) a decrease in excess and obsolete inventory expense of $53,000, (iv) a reduction in outside engineering services $12,000, offset by (v) increased expense for third party site visits of $18,000.

Operating Expenses

Operating expenses increased to $1,113,000 for the three months ended March 31, 2025, from $769,000 for the three months ended March 31, 2024, an increase of $344,000, or 45%. The operating expense increase consisted of: (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $350,000, offset by (ii) a decrease in advertising and marketing expenses of $6,000. The increase is primarily due to higher professional fees in relation to a potential acquisition.

Our increase in SG&A expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to: (i) and increase of $361,000 for accounting and other fees, (ii) an increase in investor relations costs of $59,000, (iii) an increase in bad debt expense of $35,000 (due to Q1 2024 including collections on previously reserved receivables), (iv) increased insurance expense of $6,000, (v) higher business taxes and licenses of $6,000, and (vi) miscellaneous other expenses of $5,000. The increases were offset by(i) a decrease in salaries and benefits (including stock compensation) of $92,000, (ii) lower losses on asset disposals of $13,000, (iii) a decrease in facilities and office supplies of $11,000, and (iv) a decrease in depreciation of $6,000.

The decrease in advertising and marketing expenses was primarily due to (i) a decrease in advertising and promotion and trade show related expense of $9,000, offset by (ii) an increase of $3,000 for web development.

Operating Loss

We recognized an operating loss of $1,074,000 for the three months ended March 31, 2025, as compared to an operating loss of $924,000 for the three months ended March 31, 2024, an increase of $150,000 or 16%. The operating loss for the three months ended March 31, 2025 included $78,000 of non-cash, stock-based compensation and $1,000 in depreciation, compared to $77,000 in non-cash stock-based compensation and $6,000 of depreciation expense for the three months ended March 31, 2024. Excluding these non-cash items, our operating loss increased by $155,000.

Other Income (Expense)

We recognized other income of $5,000 for the three months ended March 31, 2025, compared to other income of $7,000 for the three months ended March 31, 2024. Other income for both periods consisted of interest income from a money market account.

Net Loss

Overall, we recognized a net loss of $1,069,000 for the three months ended March 31, 2025, as compared to a net loss of $917,000 for the three months ended March 31, 2024, an increase of $152,000 or 17%. The net loss for the three months ended March 31, 2025 included $78,000 of non-cash stock-related compensation and $1,000 in depreciation, compared to $77,000 in non-cash stock-related compensation and $6,000 of depreciation expense for the three months ended March 31, 2024. Excluding these non-cash items, our net loss increased by $157,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of March 31, 2025, we had cash and cash equivalents of $8,707,000, compared to cash and cash equivalents of $9,453,000 as of December 31, 2024. The $745,000 decrease in cash and cash equivalents during the three months ended March 31, 2025, was the result of cash used in operations. Our cash is held in bank depository accounts in a financial institution. During the three months ended March 31, 2025, we held deposits in this financial institution that exceeded the federally insured amount.

As of March 31, 2025, we had accounts receivable (net of allowance for doubtful accounts) of $57,000, contract assets (net of allowance for doubtful accounts) of $234,000, inventory (net of excess and obsolete allowance) of $20,000, and prepaid expenses and other assets of $179,000. While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of March 31, 2025 we had total accounts payable and accrued expenses of $515,000, deferred revenue of $475,000, and the current portion of operating lease liability of $138,000. As of March 31, 2025, we had working capital of $8,071,000, compared to working capital of $9,064,000 as of December 31, 2024. The decrease in our working capital was primarily related to (i) a decrease in cash of $745,000, (ii) a decrease in prepaid and other expenses of $187,000, (iii) an increase in deferred revenue of $131,000, and (iv) a decrease in the current portion of our right-of-use asset of $28,000, (v) an increase in accounts receivable (net) of $44,000, and (vi) a decrease in accounts payable and accrued liabilities of $36,000.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the three months ended March 31, 2025 and March 31, 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(745,000)	$(909,000)
Net cash provided by (used in) investing activities	-	-
Net cash provided by (used in) financing activities	-	-
Net decrease in cash	$(745,000)	$(909,000)

Operating Activities

We incurred a net loss for the three months ended March 31, 2025 of $1,069,000 and have an accumulated deficit of $41,405,000 as of March 31, 2025.

Cash used in operations for the three months ended March 31, 2025 was $745,000 compared to cash used in operating activities of $909,000 for the three months ended March 31, 2024, a decrease of $164,000.

The decrease in cash used in operating activities during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to: (i) a decrease in cash used to fund working capital of $351,000, (ii) an increase in net loss of $152,000, and (iii) a decrease in non-cash operating charges of $35,000.

The decrease in our working capital was primarily related to (i) a decrease in cash of $745,000, (ii) a decrease in prepaid and other expenses of $186,000, (iii) an increase in deferred revenue of $131,000, and (iv) a decrease in the current portion of our right-of-use asset of $28,000, (v) an increase in accounts receivable (net) of $44,000, and (vi) a decrease in accounts payable and accrued liabilities of $36,000.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2025 or the three months ended March 31, 2024.

Financing Activities

There were no cash flows from financing activities during the three months ended March 31, 2025 and March 31, 2024.

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

Contractual Payment Obligations

As of March 31, 2025, our contractual payment obligations consisted of a building lease. Refer to Note 2 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 6 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2025, we had no off-balance sheet arrangements. During the three months ended March 31, 2024, we did not engage in any off-balance sheet financing activities other than those included in the “Contractual Payment Obligations” discussed above and those reflected in Note 6 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions are held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC, our disclosure controls and procedures were not effective as of March 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to generally defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado in September 2025. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

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

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: May 15, 2025	By:	/s/ Anthony K. McDonald
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

