Form 10-KT
period 2025-04-30
CEA Industries Inc.
filed 2025-07-25
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2025 TO APRIL 30, 2025

Commission File Number: 001-41266

CEA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C Louisville, Colorado 80027	80027
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	VAPE	Nasdaq Capital Markets
Warrants to purchase common stock	VAPEW	Nasdaq Capital Markets

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,264,555 based upon a closing price of $6.90 reported for such date on the Nasdaq Capital Markets.

As of July 25, 2025, the number of outstanding shares of common stock of the registrant was 841,346.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CEA Industries Inc. Annual Report on Form 10-K

For Fiscal Year Ended April 30, 2025

In this Transition Annual Report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly-owned subsidiary.

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

CAUTIONARY STATEMENT

This Transition Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the transition the company is making to limit its historic engineering and grow facility operations while seeking new opportunities in the Canadian vape products market;

●	our overall financial condition and outstanding debt obligations;
●	the impact on our business from our restructuring and our ability to transition our operations:
●	the inherent uncertainty of product development and product selection to meet customer and client requirements, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments;

●	competitive pressures in our current and future businesses;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business in our markets;

●	our relationships with our customers and suppliers and our reliance on a limited number of customers and suppliers;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;

●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog for the CEA business and our ability to convert backlog into revenue in a timely manner, or at all;

●	our intention not to pay dividends: and
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

In June 2025, we acquired Fat Panda, a retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the mid-Canada region, with 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. The Fat Panda business is headquartered in Winnipeg, Manitoba, Canada.

Description of Fat Panda Business

Fat Panda is central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The company operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

As Central Canada’s first dedicated vaping product retailer, Fat Panda’s inventory consists solely of high-quality vaping goods.  This allows for dedicated investment of funds toward vaping products, yielding a market-leading catalogue of hundreds of various devices, and a countless array of flavors to suit a diverse clientele base.  Over the years, Fat Panda has established a highly loyal customer base by curating a product lineup that considers multiple factors including familiarity with vaping systems, previous nicotine dependence, and ergonomics, among other product elements.

Over the last decade, Fat Panda has invested heavily in its in-house manufacturing of e-liquids, allowing it to drastically reduce the cost of the highest value commodity in its product offering.  With proprietary recipes, and exclusivity to only Fat Panda retail outlets (where applicable), consumer retention is high with the uptake of Fat Panda’s own house-line of products.  Furthermore, wholesale of these goods are allowed to alternate retailers in regions where a Fat Panda is not located, which the company believes acts as a feeder for expanded representation and marketing of the Fat Panda brand.

Located in the geographic center of Canada, Fat Panda’s headquarters in Winnipeg, Manitoba also acts as the central distribution hub for all locations in the retail chain.  Each satellite location receives at minimum one shipment from the warehouse per week for all goods manufactured in-house.  Third party goods are shipped direct from external suppliers and can occur as often as necessary, allowing for enhanced turnover and manageable inventory levels per location.

Fat Panda’s webstore similarly operates from the warehouse, with an ever-expanding catalogue, online sales have increased significantly in recent years, currently grossing over $250,000.00 per month with a dedicated employee and other shared resources with warehousing.

Being the earliest entrant in the Central Canadian market in 2013, Fat Panda was able to establish itself as the only dedicated retailer of vaping products at the time.  Operating virtually alone in the space, a monopolistic scenario provided the revenue and resources for reinvestment to open multiple locations before any substantial competitor was able to enter the market.  As a result, the brand became synonymous with vaping goods in the region, paving the way for future success and recognition as Fat Panda expanded geographically outwards from Winnipeg.  The company believes that the closest competitor to the metrics of a Fat Panda location is the nearest Fat Panda location.  This is evident as on many occasions, a competitor will attempt to disrupt a specific market by establishing near a Fat Panda retail store, but the Fat Panda location experiences no or only a minor drop in business at said location.

Similarly, taking into account the preferences of different clientele, Fat Panda acknowledges that although the aim of its locations is to encourage any and all types of clients to visit, some clients prefer an alternative aesthetic and product offerings.  Research is continuous on other retail chains that have established within the same market, with focus on four nearby competitors that may be considered as holding sizable market share.  Exploration into synergies, or mergers may be considered in the future.

Regulatory Developments Relating to Fat Panda

Vaping Products

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. The TVPA prescribes high-level requirements in relation to vaping products, with regulations governing specific topics such as nicotine concentration and the promotion of vaping products. Other regulations remain forthcoming and there remains a high degree of uncertainty with respect to the compliance landscape for vaping products. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA. Prior to the TVPA becoming effective, Health Canada had taken the position that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine, including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fell within the scope of the Food and Drugs Act (Canada) (“Food and Drugs Act”). Vaping products with therapeutic or health-related claims are subject to the Food and Drugs Act and related regulations. Finally, the TVPA provides the authority to make regulations to collect information from industry about vaping products, their emissions and any research and development (e.g., sales data and information on market research, product composition, ingredients, materials, health effects, hazardous properties and brand elements). Health Canada is currently developing proposed regulations in this area.

On December 21, 2019, Health Canada issued a Regulatory Impact Analysis Statement titled “Vaping Products Promotion Regulations.” The Impact Analysis addressed two proposed new regulations that would place stricter limits on the advertising and promotion of nicotine vaping products and make health warnings on nicotine vaping products mandatory (the “Proposed Regulations”). The Proposed Regulations would: (1) prohibit the promotion of nicotine vaping products and nicotine vaping product-related brand elements by means of advertising that is done in a manner that can be seen or heard by youth, including the display of nicotine vaping products a points of sale where can be seen by youth; and (2) require that all nicotine vaping advertising convey a health warning about the health hazards of nicotine vaping product use.

On July 1, 2020, Health Canada’s “Vaping Products Labeling and Packaging Regulations” (the “VPLPR”) came into effect; requiring (1) all vaping products containing nicotine to display a standardized nicotine concentration statement and health warning about the addictiveness of nicotine; (2) products containing nicotine to be packaged in child-resistant containers and display a toxicity warning and first aid treatment statement; and (3) the display of a list of ingredients contained in the vaping substances, regardless of nicotine content. On July 14, 2020, Health Canada issued a guidance document on vaping products titled, “Industry Guide to vaping products subject to the Canada Consumer Product Safety Act” (the “CCPA Guidance”). The CCPA Guidance provided clarity on requirements under the Canada Consumer Product Safety Act (“CCPSA”) for vaping products that are manufactured, imported, advertised, or sold in Canada. The CCPA Guidance provided clarity on the requirements of the VPLPR and the authority of the CCPSA to address safety issues posed by a vaping product not marketed for therapeutic use or by a cannabis accessory (such as a vaporizer represented to be used in the consumption of cannabis) not marketed for a therapeutic use.

In addition to federal regulations, several provinces, including Alberta, British Columbia, Nova Scotia, Ontario, Prince Edward Island (“PEI”), Quebec, and Saskatchewan, have passed regulations fully restricting or limiting the advertising and sales of certain types of nicotine vaping products. Many provinces have focused their tobacco and vaping control efforts on retail access and have taken action to go beyond the minimum requirements in the TVPA. For example, Nova Scotia, Newfoundland and Labrador, and the Northwest Territories, have increased the minimum age of sale to 19. Notably, in Prince Edward Island, as of March 1, 2020, the minimum age for purchasing nicotine products increased to age 21. In 2019. British Columbia, Saskatchewan, and Ontario limited the sales of flavored vaping products with exceptions for some flavors to specialty stores, whereas some provinces have banned flavored vaping products, with the exception of tobacco flavor (Nova Scotia and Prince Edward Island). By way of example, on August 11, 2020, PEI adopted a regulation to ban the sale of all flavored vaping products, effective March 1, 2021. Quebec is currently considering a ban on flavored products and effective as of March 25, 2022, the sale of flavored vapor products was banned in the Northwest Territories.

Moreover, certain provinces (British Columbia, Newfoundland and Labrador, Saskatchewan, Quebec, Nova Scotia) have implemented an e-cigarette retail licensing system or have guidelines for retailers in order to prevent sales to minors (Alberta, British Columbia, Newfoundland and Labrador, Prince Edward Island, Saskatchewan).

Finally, with respect to the taxation of vaping products, the Canadian government introduced amendments to the Excise Act, 2001 to implement a new excise duty framework on vaping products. These amendments became law on June 23, 2022. The new framework applies to vaping products that are manufactured in Canada or imported, and that are intended for use in a vaping device in Canada. Manufacturers of vaping products are required to get a vaping product license from the Canada Revenue Agency (“CRA”). Importers are required to apply for registration from the CRA. Manufacturers and importers are also required to register for the vaping stamping regime. All vaping products entering the Canadian duty-paid market are required to be packaged with an excise stamp affixed to the product. The excise stamps shows that duties have been paid.

Cannabis (Canada)

On April 13, 2017, the Government of Canada introduced Bill C-45, which proposed the enactment of the Cannabis Act to legalize and regulate access to cannabis. The Cannabis Act proposed a strict legal framework for controlling the production, distribution, sale and possession of medical and recreational adult-use cannabis in Canada. On June 21, 2018, the Government of Canada announced that Bill C-45, received Royal Assent. On July 11, 2018, the Government of Canada published the Cannabis Regulations under the Cannabis Act. The Cannabis Regulations provide more detail on the medical and recreational regulatory regimes for cannabis, including regarding licensing, physical security requirements, product practices, outdoor growing, security, packaging and labelling (including for cannabis accessories), cannabis-containing drugs, document retention requirements, reporting and disclosure requirements, the new access to cannabis for medical purposes regime and industrial hemp. The majority of the Cannabis Act and the Cannabis Regulations came into force on October 17, 2018; additional Cannabis Regulations took effect on October 17, 2019.

As of December 2022, the Minister of Health and the Minister of Mental Health and Addictions has launched the legislative review of the Cannabis Act. The review is being conducted by a five-member independent, expert panel, who will report their final conclusions and advice to the Ministers by Spring 2024. In addition, Health Canada announced that amendments to the Cannabis Act and its regulations concerning cannabis research and testing. Notably, these amendments increase the public possession limit for cannabis beverages to a level that is similar to other forms of cannabis, such as solid edible cannabis products (i.e. gummies or chocolate) and the amendments change how Health Canada regulates non-therapeutic cannabis research with human participants. As for proposed amendments, Health Canada is proposing amendments to the Cannabis Regulations to protect public health and safety, in particular by protecting young persons and others from inducements to use inhaled cannabis extracts. The proposed amendments would restrict the production, sale, promotion, packaging, or labelling of inhaled cannabis extracts with certain flavors, other than the flavor of cannabis.

While the Cannabis Act provides for the regulation by the federal government of, among other things, the commercial cultivation and processing of cannabis for recreational purposes, it provides the provinces and territories of Canada with the authority to regulate with respect to the other aspects of recreational cannabis, such as distribution, sale, minimum age requirements, places where cannabis can be consumed, and a range of other matters.

 The governments of every Canadian province and territory have implemented regulatory regimes for the distribution and sale of cannabis for recreational purposes. In most provinces and territories, the minimum age is 19 years old, except for Québec, where the minimum age is 18. Certain provinces, such as Ontario, have legislation in place that restricts the packaging of vapor products and the manner in which vapor products are displayed or promoted in stores.

 The Cannabis Act is a relatively new regime that has no close precedent in Canadian law. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, financial condition and results of operations.

FCTC

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 180 governments worldwide have ratified the FCTC, including Canada. The FCTC has led to increased efforts to reduce the supply of and demand for tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry and others expect significant regulatory developments to take place over the next few years, driven principally by the FCTC.

Acquisition of Fat Panda

On June 6, 2025, 16728502 CANADA INC., a corporation incorporated under the laws of Canada (“AcquireCo”), and a wholly-owned subsidiary of CEA Industries Inc., a Nevada corporation (“CEA”), acquired by the purchase of all the equity of four operating companies, 7446285 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, 10050200 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, FAT PANDA LTD., a corporation incorporated under the laws of Manitoba, and FAT PANDA DIRECT LTD., a corporation incorporated under the laws of Manitoba (together “Fat Panda”). As a result of the acquisition, CEA acquired the business of Fat Panda and will continue the existing business operations as wholly-owned subsidiaries.

Fat Panda is central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The company operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

The acquisition included all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The sellers will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

The purchase price was CAD $18.0 million (USD $12.6 million) comprised of approximately CAD $12.1 million in cash to the sellers, 39,000 shares of VAPE common stock with an agreed value of CAD $700,000, and seller notes totaling CAD $2.56 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of USD $4.0 million, which is due in six months. In addition, CAD $2.6 million has been placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters.

Financing of Fat Panda

Interim Loan Facility

On June 4, 2025, CEA entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed USD$4,000,000. The loan due date is December 3, 2025, subject to the right of CEA to prepay any amount of the borrowed funds together with outstanding unpaid interest and a prepayment penalty. The loan is interest only, until the maturity date, payable monthly. The interest rate is 3% for the first three months and then 2% per month thereafter of the outstanding loan amount. The loan is secured by a first lien on all the assets of CEA, AcquireCo and Fat Panda, subject to certain exceptions and permitted liens and permitted dispositions. The vendor notes of the Fat Panda sellers are subordinate to the security interests granted under the security agreements related to the loan facility. The loan facility has typical representations and warranties of the borrower, default provisions, and various covenants, including the covenant to maintain at least $1,500,000 in cash and have a minimum of $4,000,000 in working capital (inclusive of any cash).

Long Term Financing

CEA and AcquireCo, intend to replace the interim credit facility with a long term credit facility with a money center Canadian bank or other institutional lender, in the amount of $7,000,000 or more, as may be negotiated. The facility will be used to repay the interim credit facility and to provide working capital for the Fat Panda business. There is no assurance that the enterprise will be able to enter into such a credit facility, in a timely manner, and the terms are to be negotiated.

Equity Financing

CEA intends to seek to enter into one or more equity financing arrangements, including an At-The-Market (“ATM”) facility with a money center brokerage firm. Such an ATM typically provides for the company to sell shares of common stock from time to time, in an amount to be determined by the company, within certain parameters and agreed by the brokerage firm. CEA does not currently have any such arrangements for any form of equity financing, and if it does negotiate an equity financing or an ATM arrangement, there is no assurance that any equity financing will be on terms acceptable to the Company.

Shares of our common stock and warrants currently are traded on the Nasdaq Capital Markets under the ticker symbols “VAPE” and “VAPEW”, respectively.

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

Employees

We currently have 29 active full-time employees and 135 active part-time employees in the United States and Canada. We review our staffing needs in light of our contract obligations and attempt to size and skill match our employees as required. However, we may engage, and have in the past utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved growth.

Item 1A. Risk Factors

Investing in our securities involves significant risks. Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Transition Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.

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

Historically, we have raised equity and debt capital to support our operations. We raised approximately $22 million from a public offering completed in February 2022. As of April 30, 2025, we had working capital of approximately $7,770,000 and our cash balance was approximately $8,391,000.

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

Management expects that, under typical operating conditions, we will experience substantial variations in our revenues and operating results from quarter to quarter. This variance may change with fundamental changes in our operations, such as the acquisition of Fat Panda.

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

Two customers accounted for 73% and 14% of the Company’s revenue for the four months ended April 30, 2025 and three customers accounted for 32%, 18%, and 13% of the Company’s revenue for the four months ended April 30, 2024. Two customers accounted for 45% and 10% of the Company’s revenue for the year ended December 31, 2024. Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023. The Company’s accounts receivable from three customers accounted for 44%, 29%, and 26%, respectively, of the total balance as of April 30, 2025. The Company’s accounts receivable from two customers made up 61% and 36%, respectively, of the total balance as of December 31, 2024. One supplier accounted for 92% of the Company’s purchases of inventory for the four months ended April 30, 2025 and five suppliers accounted for 35%, 14%, 12%, 12%, and 12%, respectively, for the four months ended April 30, 2024. One supplier accounted for 80% of the Company’s purchases of inventory for the year ended December 31, 2024 and three suppliers accounted for 34%, 17%, and 16% of the Company’s purchases of inventory for the year ended December 31, 2023. Our results of operations will be significantly affected if we lose our primary customer, or if we are not able to replace the customer at the conclusion of our services to that customer. Our operations will also be impacted negatively if we are not able to find suppliers to replace those that we currently use. Overall, our operations and, therefore, financial results are dependent on a limited number of customers and suppliers.

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

As of April 30, 2025, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $33,302,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. However, the balance of $22,106,000 NOLs generated subsequent to December 31, 2017, do not expire but may only be used against taxable income to 80%. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have experienced ownership changes in the past and we may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership, some of which may be outside of our control. Our September 2021 and February 2022 securities sales also will have to be taken into account for determination of any “ownership change” that we have undergone during a determination period. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our post tax income by effectively increasing our future tax obligations.

We may not be able to successfully identify, consummate or integrate acquisitions or to successfully manage the impacts of such transactions on our operations.

Part of our business strategy includes evaluating and pursuing synergistic and other acquisitions. We have recently completed the acquisition of Fat Panda. Material acquisitions and other strategic transactions, such as the acquisition of Fat Panda involve a number of risks, including: (i) the potential disruption of our ongoing business; (ii) the distraction of management away from the ongoing oversight of our existing business activities; (iii) incurring additional indebtedness; (iv) the anticipated benefits and cost savings of those transactions not being realized fully, or at all, or taking longer to realize than anticipated; (v) an increase in the scope and complexity of our operations; (vi) the disruption of a significant reorganization of the company; and (vii) the loss or reduction of control over certain of our assets.

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

Risks Related to Financing Fat Panda

CEA has entered into an interim loan which includes a security interest over all the assets of CEA, AcquireCo and Fat Panda. Upon a default, the levy on the assets would impair the ability of the Company to carry on its business.

To finance a portion of the purchase consideration for Fat Panda CEA, AcquireCo and Fat Panda have entered into arrangements to grant security interests over all their assets in support of the interim loan to CEA of $4,000,000. If CEA should default under the terms of the loan agreement, the lender would be able to exercise on its security and cause a sale thereof to repay the loan. In that event, the assets of the consolidated company would be lost and the ability to continue its business would be impaired or would be entirely prevented. In such instance, investors in our company would lose their investment.

Because we operate in a regulated business that is undergoing regulatory changes and increased regulation and some of our products are related to cannabis we may have difficulty in borrowing working capital.

We anticipate having to borrow funds to replace our interim financing, to finance our working capital requirements and to expand our business. Because we operate in a business and market that is subject to regulation and that will experience changing and increased regulation, it may be difficult to attract bank and institutional lenders to engage with us to finance our business. Our inability to obtain financing will impair our business and we may have to curtail aspects of our business. Without adequate financing our revenues and results of operations will be adversely impacted.

Risks Related to Fat Panda Operations

If we fail to manage our business and growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

Our success in the Fat Panda business will depend, in part, on our ability to manage our business and its growth. Any growth in, expansion of, or shift in the focus of our business, is likely to place a strain on our management and administrative resources, infrastructure and systems. As with acquired businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage existing and new employees. Prior to the acquisition our operations have been handled by a limited number of persons at one location. The acquisition brings into our company over thirty retail locations and a wide range of different products. Learning the new business and its processes will be time consuming and will increase management responsibilities and divert management attention from the historical business. We cannot assure that we will be able to:

●	optimize our product offerings effectively or efficiently or in a timely manner, if at all;
●	achieve expected synergies or other anticipated benefits;
●	allocate our human resources optimally;
●	meet our capital needs;
●	identify and hire qualified employees or retain valued employees;
●	effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth and income; or
●	continue to grow our business.

Our inability or failure to manage our business and its growth effectively could harm our business and materially adversely affect our operating results and financial condition. As a result of our rapid growth, we may find it difficult to build and maintain our business, which could limit our ability to innovate and operate effectively. Any failure to preserve our business could also negatively affect our ability to retain current and recruit new personnel, continue to perform at current levels or execute on our business strategy.

The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.

Vaporizer products and related accessories comprise a significant portion of our product offerings through our retail outlets and within our manufacturing line up. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized, including in the expanding legal cannabis markets. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to compete effectively in this marketplace.

We depend on third-party suppliers for many of our products and may experience supply shortages which could have a material adverse effect on our business.

We depend on third-party suppliers for many of our vaporization products and accessory consumption products that we sell in our retail outlets. Our customers associate certain characteristics of our products, including the weight, feel, draw, flavor, packaging and other unique attributes, to the brands we market, distribute and sell. The selection of our inventory is important. In the future, we may have difficulty obtaining the products we need from our suppliers as a result of unexpected demand or production difficulties that might extended lead times, as well as due to constraints relating to our low cash position. Also, products may not be available to us in quantities sufficient to meet our customer demand. Any interruption in supply and/or consistency of these products may adversely impact our ability to deliver products to our customers, may harm our relationships and reputation with our customers, and may have a material adverse effect on our business, results of operations and financial condition. Interruptions in supply or consistency of products could arise for a number of reasons, including but not limited to economic and civil unrest, public health crises, embargoes, and sanctions.

We may enter into new markets or lines of business that offer new products, or may expand existing lines of business, which may subject us to additional risks.

From time to time, we may enter into new markets or lines of business that entail offering new products, or may expand existing lines of business. Our historical experience does not necessarily ensure that we will be able to successfully operate expended lines of business or will be successful in launching new products or entering new markets. In addition, external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, in addition to our lack of experience with or knowledge of new lines of business or markets may impact our implementation, expansion and operation of new and existing lines of business. Other related risks include:

●	the potential diversion of management’s attention, available cash, and other resources from our existing businesses;
●	unanticipated liabilities or contingencies;
●	compliance with additional regulatory burdens;
●	potential damage to existing customer relationships, lack of customer acceptance or an inability to attract new customers; and
●	the inability to compete effectively in the new line or expanded line of business or in a new market.

Failure to successfully manage these risks in the implementation, expansion or operation of new and existing lines of business and markets or the offering of new products or services could have a material adverse effect on our reputation, business, results of operations and financial condition.

There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.

On May 23, 2018, the Tobacco and Vaping Products Act (“TVPA”) became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. The TVPA prescribes high-level requirements in relation to vaping products, with regulations governing specific topics such as nicotine concentration and the promotion of vaping products. Other regulations remain forthcoming and there remains a high degree of uncertainty with respect to the compliance landscape for vaping products. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA. Prior to the TVPA becoming effective, Health Canada had taken the position that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine, including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fell within the scope of the Food and Drugs Act (Canada) (“Food and Drugs Act”). Vaping products with therapeutic or health-related claims are subject to the Food and Drugs Act and related regulations. Finally, the TVPA provides the authority to make regulations to collect information from industry about vaping products, their emissions and any research and development (e.g., sales data and information on market research, product composition, ingredients, materials, health effects, hazardous properties and brand elements). Health Canada is currently developing proposed regulations in this area.

On December 21, 2019, Health Canada issued a Regulatory Impact Analysis Statement titled “Vaping Products Promotion Regulations.” The Impact Analysis addressed two proposed new regulations that would place stricter limits on the advertising and promotion of nicotine vaping products and make health warnings on nicotine vaping products mandatory (the “Proposed Regulations”). The Proposed Regulations would: (1) prohibit the promotion of nicotine vaping products and nicotine vaping product-related brand elements by means of advertising that is done in a manner that can be seen or heard by youth, including the display of nicotine vaping products a points of sale where can be seen by youth; and (2) require that all nicotine vaping advertising convey a health warning about the health hazards of nicotine vaping product use.

On July 1, 2020, Health Canada’s “Vaping Products Labeling and Packaging Regulations” (the “VPLPR”) came into effect; requiring (1) all vaping products containing nicotine to display a standardized nicotine concentration statement and health warning about the addictiveness of nicotine; (2) products containing nicotine to be packaged in child-resistant containers and display a toxicity warning and first aid treatment statement; and (3) the display of a list of ingredients contained in the vaping substances, regardless of nicotine content. On July 14, 2020, Health Canada issued a guidance document on vaping products titled, “Industry Guide to vaping products subject to the Canada Consumer Product Safety Act” (the “CCPA Guidance”). The CCPA Guidance provided clarity on requirements under the Canada Consumer Product Safety Act (“CCPSA”) for vaping products that are manufactured, imported, advertised, or sold in Canada. The CCPA Guidance provided clarity on the requirements of the VPLPR and the authority of the CCPSA to address safety issues posed by a vaping product not marketed for therapeutic use or by a cannabis accessory (such as a vaporizer represented to be used in the consumption of cannabis) not marketed for a therapeutic use.

In addition to federal regulations, several provinces, including Alberta, British Columbia, Nova Scotia, Ontario, Prince Edward Island (“PEI”), Quebec, and Saskatchewan, have passed regulations fully restricting or limiting the advertising and sales of certain types of nicotine vaping products. Many provinces have focused their tobacco and vaping control efforts on retail access and have taken action to go beyond the minimum requirements in the TVPA. For example, Nova Scotia, Newfoundland and Labrador, and the Northwest Territories, have increased the minimum age of sale to 19. Notably, in Prince Edward Island, as of March 1, 2020, the minimum age for purchasing nicotine products increased to age 21. In 2019. British Columbia, Saskatchewan, and Ontario limited the sales of flavored vaping products with exceptions for some flavors to specialty stores, whereas some provinces have banned flavored vaping products, with the exception of tobacco flavor (Nova Scotia and Prince Edward Island). By way of example, on August 11, 2020, PEI adopted a regulation to ban the sale of all flavored vaping products, effective March 1, 2021. Quebec is currently considering a ban on flavored products and effective as of March 25, 2022, the sale of flavored vapor products was banned in the Northwest Territories.

Moreover, certain provinces (British Columbia, Newfoundland and Labrador, Saskatchewan, Quebec, Nova Scotia) have implemented an e-cigarette retail licensing system or have guidelines for retailers in order to prevent sales to minors (Alberta, British Columbia, Newfoundland and Labrador, Prince Edward Island, Saskatchewan).

Finally, with respect to the taxation of vaping products, the Canadian government introduced amendments to the Excise Act, 2001 to implement a new excise duty framework on vaping products. These amendments became law on June 23, 2022. The new framework applies to vaping products that are manufactured in Canada or imported, and that are intended for use in a vaping device in Canada. Manufacturers of vaping products are required to get a vaping product license from the Canada Revenue Agency (“CRA”). Importers are required to apply for registration from the CRA. Manufacturers and importers are also required to register for the vaping stamping regime. All vaping products entering the Canadian duty-paid market are required to be packaged with an excise stamp affixed to the product. The excise stamps shows that duties have been paid.

These developments, together with the passed and proposed federal and provincial regulations may have a material adverse effect on our business, results of operations, and financial condition.

We may be unable to identify or contract with new suppliers in the event of a disruption to our supply.

In the event of a disruption to our supply of product inventory and in respect of the products we manufacture, we would have to identify new suppliers that can meet our needs. Only a limited number of suppliers may have the ability to produce certain products we sell at the volumes we need, and it could be costly or time-consuming to locate and approve such alternative sources. Moreover, it may be difficult or costly to find suppliers to produce small volumes of products in the event we are looking only to supplement our current supply as suppliers may impose minimum order requirements. In addition, we may be unable to negotiate pricing or other terms with our existing or new suppliers as favorable as those we currently enjoy. We cannot guarantee that a failure to adequately replace or supplement our existing suppliers would not have a material adverse effect on our business, results of operations and financial condition.

Demand for the products we distribute could decrease if the trend of our suppliers selling products directly to consumers or retailers continues or accelerates.

Retailers and consumers of vaporization products and consumption accessories have historically purchased certain amounts of these products directly from suppliers. Recently, direct to consumer sales of vaporization products and consumption accessories have accelerated, consistent with broader sales trends. If our customers were to increase their purchases of products directly from suppliers, or if suppliers further increase their efforts to sell such products directly to consumers or retailers, we could experience a significant decrease in our business, results of operations and financial condition. These, or other developments that remove us from, or limit our role in, the distribution chain, may harm our competitive position in the marketplace and reduce our sales and earnings and adversely affect our business.

We are vulnerable to third-party transportation risks, including governmental laws and common carriers’ policies that prevent the shipment of the types of products we sell.

We depend on fast and efficient shipping services to obtain our inventory and distribute our products that we manufacture. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, as well as delays as a results of factors outside of our control have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

The loss of a significant supplier would require us to rely more heavily on our other existing suppliers or to develop relationships with new suppliers. Such a loss may have an adverse effect on our product offerings and our business.

We generally make our purchases through purchase orders. As a result, we have experienced and may in the future experience inventory shortages or price increases on certain products. Furthermore, our industry occasionally experiences significant product supply shortages, and we sometimes experience customer order backlogs due to the inability of certain suppliers to make available to us certain products as needed. We cannot provide assurances that suppliers will maintain an adequate inventory of products to fulfill our orders on a timely basis, or at all, or that we will be able to obtain particular products on favorable terms, or at all. Additionally, we cannot provide assurances that product lines currently offered by suppliers will continue to be available to us. A decline in the supply or continued availability of the products of our suppliers, or a significant increase in the price of those products, could reduce our sales and negatively affect our operating results.

In addition, some of our suppliers have the ability to terminate their relationships with us at any time, or to decide to sell, or increase their sales of, their products through other resellers or channels. Although we believe there are numerous suppliers with the capacity to supply the products we distribute, the loss of one or more of our major suppliers could have an adverse effect on our product offerings and our business. Such a loss would require us to rely more heavily on our other existing suppliers, develop relationships with new suppliers or undertake our own manufacturing, which may cause us to pay higher prices for products due to, among other things, a loss of volume discount benefits currently obtained from our major suppliers. Any termination, interruption or adverse modification of our relationship with a key supplier or a significant number of other suppliers would likely adversely affect our operating income, cash flow and future prospects.

If we fail to maintain proper inventory levels, our business could be harmed.

We often purchase key products in quantity from suppliers to maintain inventory. We do this to minimize purchasing costs, the time necessary to stock our retail outlets and ameliorate the risk of non-delivery. However, we may be unable to sell the products we have purchased. Inventory levels in excess of customer demand have previously and may in the future, result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our business, results of operations and financial condition. Conversely, if we underestimate demand for our products or if we fail to acquire the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, reduce revenue, negatively impact customer relationships and diminish brand loyalty, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent in part upon our ability to distribute popular products from new suppliers, as well as the ability of our existing suppliers to develop and market products that meet changes in market demand or regulatory requirements.

Many of the products we sell are generally subject to rapid changes in marketplace demand and regulatory requirements. For example, recent laws and regulations have prohibited the sale of certain types of products that we previously sold. Our success is dependent, in part, upon the ability of our suppliers to develop and market products that meet these changes. Our success is also dependent on our ability to develop relationships with and sell products from new suppliers that address these changes in market demand or regulatory requirements. To the extent products that address recent changes are not available to us, or are not available to us in sufficient quantities or on acceptable terms, we could encounter increased competition, which would likely adversely affect our business, results of operations and financial condition.

Changes in our customer, product or competition mix could cause our product margin and results of operations to fluctuate.

From time to time, we may experience changes in our customer mix, our product mix or our competition mix. Changes in our customer mix may result from geographic expansion or contractions, legislative, regulatory or enforcement priority changes affecting the products we distribute, selling activities within current geographic markets and targeted selling activities to new customer sectors. Changes in our product mix may result from marketing activities to existing customers, the needs of existing and prospective customers and from regulatory and legislative changes. Changes in our competition mix may result from new competitors entering into our business segment or existing competitors growing their operations. If customer demand for lower-margin products increases and demand for higher-margin products decreases, our business, results of operations and financial condition may suffer.

Our ability to distribute certain licensed brands and to use or license certain trademarks may be terminated or not renewed.

We are reliant upon brand recognition in the markets in which we compete, as the industry is characterized by a high degree of brand loyalty and a reluctance of consumers to switch to substitute or unrecognizable brands. Any loss in brand-name appeal to our existing customers as a result of product offerings changes could have a material adverse effect on our business, results of operations and financial condition.

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry is subject to changing consumer trends, demands and preferences. Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we carry at our locations and those that we own or license. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with herbs, oils, cannabis or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those designed for liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

Regulations have recently been and are likely to continue to be enacted in the future that would make it more difficult to appeal to consumers or to leverage the brands that we distribute, own or license. Furthermore, even if we are able to continue to distinguish our products, there can be no assurance that the sales, marketing and distribution efforts of our competitors will not be successful in persuading consumers of our products to switch to their products. Some of our competitors have greater access to resources than we do, which better positions them to conduct market research in relation to branding strategies or costly marketing campaigns. Any loss of consumer brand loyalty to our products or in our ability to effectively brand our products in a recognizable way will have a material effect on our ability to continue to sell our products and maintain our market share, which could have a material adverse effect on our business, results of operations and financial condition.

New products face intense media attention and public pressure.

Many of the vaporizers and other products are new to the marketplace as they change over time. Certain members of the media, politicians, government regulators and advocacy groups, including independent doctors, have called for the adoption of regulation for limiting sale of certain products and in some cases, an outright ban of such products pending increased regulatory review and a further demonstration of safety. Product bans would likely have the effect of adversely affecting our sales and marketing efforts of certain products in locations.

Our success depends, in part, on the quality and safety of our products, as well as the perception of quality and safety in the vaporization products and consumption accessories industry generally.

Our success depends, in part, on the quality and safety of the products we sell, including manufacturing issues, health concerns about the substances consumed using the products we sell, and unforeseen product misuse. Even a single incident of product defect or misuse, whether relating to products sold by us or just to our industry generally, could result in significant harm to our reputation If any of our product offerings are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our customers’ standards, our sales may be affected, and we could lose market share for our stores and/or become subject to liability claims to the extent a retailer could be responsible, any of which could result in a material adverse effect on our business, results of operations and financial condition.

Damage to our reputation, or that of any of our key suppliers or their brands, could affect our business performance.

The success of our business depends in part upon the positive image that consumers have of the brands we distribute. Incidents, publicity or events arising accidentally or through deliberate third-party action that harm the integrity or consumer support of the products we sell could affect the demand for those products. Unfavorable media, whether accurate or not, related to our industry, to us, or to the products we sell could negatively affect our sales, and consequently adversely affect our corporate reputation, stock price, ability to attract high-quality talent, or the performance of our business. Additional negative publicity or commentary on social media outlets also could cause consumers to react rapidly by avoiding the products we produce and those we sell, which could have a material adverse effect on our business, results of operations and financial condition.

Significant increases in state and local regulation of our vaporizer products have been proposed and enacted, and are likely to continue to be proposed and enacted in numerous jurisdictions.

As discussed under the heading “Regulatory Developments Relating to Fat Panda” above, there has been increasing activity on the provincial and local levels with respect to scrutiny of vaporizer products. National, provincial and local governmental bodies have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations. If one or more of the provinces in which we operate bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of those products at locations therein, which could have a material adverse effect on our business, results of operations and financial condition.

The Canadian federal government, as well as certain provincial governments have passed or propose to pass legislation which will restrict the extent to which e-cigarettes, e-liquid and other vaping products may be displayed or sold. Additionally, Canadian laws require health warnings to be placed on certain vaporizer products, which could reduce the appeal of these products. These regulations and future regulations could have a material adverse effect on our business, results of operations and financial condition.

Based on regulations surrounding health-related concerns related to the use of some of our vaporizer products, possible new or increased taxes by government entities intended to reduce use of our products or to raise revenue, additional governmental regulations concerning the marketing, labeling, packaging or sale of some of our products, negative publicity resulting from actual or threatened legal actions against us or other companies in our industry, all may reduce demand for, or increase the cost of, certain of our products, which could adversely affect our profitability and ultimate success.

If provinces continue the trend of imposing, expanding, and increasing taxes on vaporizer products, it could materially and adversely affect our business.

Supply of our products and increased sales taxes and economic conditions will affect our sales. Many customers buy our products with their discretionary income. To the extent taxes make our offered products more expensive, such as on vaporization products and consumption accessories, there may be a decline in sales during recessionary periods or at other times when disposable income is lower and taxes may be higher.

We may become involved in regulatory or agency proceedings, investigations, prosecutions, and audits.

Our business, and the businesses of the suppliers from which we acquire products we sell, requires compliance with many laws and regulations. Failure to comply with these laws and regulations could subject us or suppliers to regulatory or agency proceedings, investigations, or prosecutions, and could also lead to damage awards, fines and penalties. We or such suppliers may become involved in a number of government proceedings, investigations and audits. The outcome of any government proceedings, investigations, prosecutions, audits, and other contingencies could harm our reputation or the reputations of the brands that we sell, require us to take, or refrain from taking, actions that could harm our operations or require us to pay substantial amounts of money, harming our financial condition. There can be no assurance that any pending or future regulatory or agency proceedings, investigations and audits will not result in substantial costs or a diversion of management’s attention and resources or have a material adverse impact on our business, financial condition and results of operations.

We are subject to increasing international control and regulation.

The World Health Organization’s Framework Convention on Tobacco Control (“FCTC”) is the first international public health treaty that establishes a global agenda to reduce initiation of tobacco use and regulate tobacco in an effort to encourage tobacco cessation. Over 180 governments worldwide have ratified the FCTC, including Canada. The FCTC has led to increased efforts to reduce the supply of and demand for tobacco products and to encourage governments to further regulate the tobacco industry. The tobacco industry and others expect significant regulatory developments to take place over the next few years, driven principally by the FCTC.

To the extent our existing or future products become subject to international regulatory regimes that we are unable to comply with or fail to comply with, they may have a material adverse effect on our business, results of operations and financial condition.

Changes in our credit profile may affect our relationship with our suppliers, which could have a material adverse effect on our liquidity.

Changes in our credit profile may affect the way our suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. Given the large dollar amounts and volume of our purchases from suppliers, a change in payment terms may have a material adverse effect on our liquidity and our ability to make payments to our suppliers and, consequently, may have a material adverse effect on us.

We face intense competition and may fail to compete effectively.

The vaporization products and consumption accessories industry is characterized by brand recognition and loyalty, with product quality features, price, marketing and packaging constituting the primary methods of competition. Competition in the vaporization products and consumption accessories industry is particularly intense, and the market is highly fragmented.

Product defects could increase our expenses, damage our reputation or expose us to liability.

We may not be able to adequately address product defects. Product defects in vaporizers and other accessories may harm the health or safety of our end-consumers. In addition, remedial efforts could be particularly time-consuming and expensive if product defects are only found after we have sold the defective product in volume. Any actual or perceived defects in our products could result in unsold inventory, product recalls, repairs or replacements, damage to our reputation, increased customer service costs and other expenses, as well as divert management attention and expose us to liabilities. Furthermore, a product liability claim brought against us by our customers or end-consumers could be time-consuming and costly to defend and, if successful, could require us to make significant payments.

We may not have adequate insurance for potential liabilities, including liabilities arising from litigation.

In the ordinary course of business, we have and in the future may become the subject of various claims, lawsuits and governmental proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, our employees and other matters, including potential claims by individuals alleging injury or other harm caused by the products we distribute. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute may contain lithium ion or similar type batteries that can explode or release hazardous substances. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.

We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

●	we may not be able to continue to obtain insurance on commercially reasonable terms;
●	we may incur losses from interruption of our business that exceed our insurance coverage;
●	we may be faced with types of liabilities that will not be covered adequately or at all by our insurance;
●	our insurance carriers may not be able to meet their obligations under the policies; or
●	the dollar amount of any liabilities may exceed our policy limits.

Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.

We may become subject to significant product liability litigation.

The tobacco and e-cigarette industries have experienced and continue to experience significant product liability litigation and other claims, such as those related to marketing of tobacco and e-cigarettes to minors. As a result of their relative novelty, electronic cigarette, vaporizer product and other consumption product manufacturers, suppliers, distributors and sellers have only recently become subject to litigation. While we have not been a party to any product liability litigation, several lawsuits have been brought against other manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. We may be subject to similar claims in the future relating to our vaporizer products. We may also be named as a defendant in product liability litigation against one of our suppliers by association, including in class action lawsuits. In addition, we may see increasing litigation over our vaporizer products or the regulation of our products as the regulatory regimes surrounding these products develop. We may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with our vaporizer and other consumption products, including litigation arising out of faulty devices or improper usage, which could have a material adverse effect on our business, results of operations and financial condition.

There can be no assurances that we will be able to obtain or maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of products.

The scientific community has not yet extensively studied the long-term health effects of the use of vaporizers, electronic cigarettes or e-liquids products.

Vaporizers, electronic cigarettes and related products were recently developed, and therefore the scientific community has not had a sufficient period of time to study the long-term health effects of their use. Currently, there is no way of knowing whether these products are safe for their intended use. If the scientific community were to determine conclusively that use of any or all of these products poses long-term health risks, market demand for these products and their use could materially decline. Such a determination could also lead to litigation and significant regulation. Loss of demand for our product, product liability claims and increased regulation stemming from unfavorable scientific studies on these products could have a material adverse effect on our business, results of operations and financial condition.

Reliance on information technology means a significant disruption could affect our communications and operations.

We increasingly rely on information technology systems for our internal communications, controls, reporting and relations with customers, vendors and suppliers, and information technology is becoming a significantly important tool for our sales staff. Our marketing and distribution strategy is dependent upon our ability to closely monitor consumer and market trends on a highly specified level, for which we are reliant on our sophisticated data tracking systems, which are susceptible to disruption or failure. In addition, our reliance on information technology exposes us to cyber-security risks, which could have a material adverse effect on our ability to compete. Security and privacy breaches may expose us to liability and cause us to lose customers, or may disrupt our relationships and ongoing transactions with other entities with whom we contract throughout our supply chain. The failure of our information systems to function as intended, or the penetration by outside parties intent on disrupting business processes, could result in significant costs, loss of revenue, assets or personal or other sensitive data and reputational harm.

Internet security poses a risk to our e-commerce sales.

At present, we generate a portion of our sales through e-commerce sales on our own websites. We manage our websites and e-commerce platform internally and, as a result, any compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, results of operations and financial condition. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss and/or litigation. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may result in consumer distrust and may adversely affect our business, results of operations and financial condition.

Security and privacy breaches may expose us to liability and cause us to lose customers.

Provincial and national laws require us to safeguard our customers’ financial information, including credit information, as well as our employees’ information. Although we have established security procedures to protect against identity theft and the theft of information of our customers, distributors, consumers, and employees, our security and testing measures may not prevent security breaches and breaches of privacy may occur, which would harm our business. Typically, we rely on encryption and authentication technology licensed from third parties to enhance transmission security of confidential information in relation to financial and other sensitive information that we have on file. Advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or other developments may result in a compromise or breach of the technology used by us to protect customer data. Any compromise of our security could harm our reputation or financial condition and therefore, our business. In addition, a party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other effects, misappropriate proprietary information, cause interruptions in our operations or expose customers and other entities with which we interact to computer viruses or other disruptions. Actual or perceived vulnerabilities may lead to claims against us. To the extent the measures we have taken prove to be insufficient or inadequate, we may become subject to litigation or administrative sanctions, which could result in significant fines, penalties or damages and harm to our reputation.

If the methodologies of internet search engines are modified, traffic to our websites and corresponding consumer origination volumes could decline.

We depend in part on various internet search engines, including Google® and others to direct traffic to our websites. Our ability to maintain the number of visitors directed to our websites by search engines through which we distribute our content is not entirely within our control. Our competitors’ search engine optimization (“SEO”) efforts may result in their websites receiving a higher search result page ranking than ours, or Internet search engines could revise their methodologies, which could adversely affect the placement of our search result page ranking. If search engine companies modify their search algorithms in ways that are detrimental to our consumer growth or in ways that make it harder for our customers to access or use our websites, or if our competitors’ SEO efforts are more successful than ours, our consumer engagement and number of consumers could decline. Any reduction in the number of consumers directed to our websites could negatively affect our ability to earn revenue. If traffic on our websites declines, we may need to employ more costly resources to replace lost traffic, and such increased expense could adversely affect our business, results of operations and financial condition.

We are a holding company and depend upon our subsidiaries for our cash flow.

We are a holding company. Our subsidiaries conduct all of our operations and own substantially all of our tangible assets. Consequently, our cash flow and our ability to meet our obligations or to make other distributions in the future will depend upon the cash flow of our subsidiaries and our subsidiaries’ payment of funds to us in the form of distributions, dividends, tax sharing payments or otherwise.

The ability of our subsidiaries to make any payments to us will depend on their earnings and cash flow, the terms of their current and future indebtedness, tax considerations and legal and contractual restrictions on their ability to make distributions.

Our subsidiaries are separate and distinct legal entities. Any right that we have to receive any assets of or distributions from any of our subsidiaries upon the bankruptcy, dissolution, liquidation or reorganization, or to realize proceeds from the sale of their assets, will be junior to the claims of that subsidiary’s creditors, including trade creditors and holders of debt that the subsidiary issued.

Our intellectual property may be infringed and we may be unable to secure or maintain all the intellectual property required to sell all of our offerings.

We currently rely on trademark and other intellectual property rights to establish and protect the brand names and logos we own or license on some of the products we distribute. Third parties have in the past infringed, and may in the future infringe, on these trademarks and our other intellectual property rights. Our ability to maintain and further build brand recognition is dependent on the continued use of these trademarks, service marks and other proprietary intellectual property, including the names and logos we own or license. Despite our attempts to ensure these intellectual property rights are protected, third parties may take actions that could materially and adversely affect our rights or the value of this intellectual property. Any litigation concerning our intellectual property rights or the intellectual property rights of our suppliers, whether successful or unsuccessful, could result in substantial costs to us and diversions of our resources. Expenses related to protecting our intellectual property rights or the intellectual property rights of our suppliers, the loss or compromise of any of these rights or the loss of revenues as a result of infringement could have a material adverse effect on our business, results of operations and financial condition, and may prevent the brands we own or license, or are owned or licensed by our suppliers, from growing or maintaining market share. There can be no assurance that any trademarks or common marks that we own or license, or are owned or licensed by our suppliers, will not be challenged in the future, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide us or our suppliers competitive advantages. We are dependent on the validity, integrity and intellectual property of our suppliers and their efforts to appropriately register, maintain and enforce intellectual property in all jurisdictions in which their products are sold.

We devote a portion of our resources to the registration and protection of our trademarks and to anti-counterfeiting efforts. Despite these efforts, we regularly discover products that infringe on our proprietary rights or that otherwise seek to mimic or leverage our intellectual property or the intellectual property of our suppliers. Counterfeiting and other infringing activities typically increase as brand recognition increases. Counterfeiting and other infringement of our intellectual property could divert away sales, and association of our brands with inferior counterfeit reproductions or third party labels could adversely affect the integrity and reputation of our brands.

We are subject to the risks of exchange rate fluctuations.

Currency movements and suppliers’ price increases relating to currency exchange rates are significant factors affecting our cost of sales. Some of our products are purchased from suppliers located in foreign countries and we make payments for our products in numerous currencies. Thus, we bear certain foreign exchange rate risk for certain of our inventory purchases. In addition, we recently expanded our footprint in Canada, and as part of our strategy, we may undertake further international expansion. As a result, in the future, we may be more sensitive to the risks of exchange rate fluctuations, which may have a material adverse effect on our business, results of operations and financial condition.

Our failure to comply with certain environmental, health and safety regulations could materially and adversely affect our business.

The storage, distribution and transportation of some of the products that we sell are subject to a variety of national, provincial and local environmental regulations. We are also subject to operational, health and safety laws and regulations. Our failure to comply with these laws and regulations could cause a disruption in our business, an inability to maintain our warehousing resources, additional and potentially significant remedial costs and damages, fines, sanctions or other legal consequences that could have a material adverse effect on our business, results of operations and financial condition. In addition, changes in environmental, employee health and safety or other laws, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations or give rise to material liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure

Our principal asset is our interest in the Fat Panda operating companies, and, accordingly, we depend on distributions from the operating companies to pay our taxes and expenses. The operating companys’ ability to make such distributions may be subject to various limitations and restrictions.

We are primarily a holding company and rely on our ownership of all of the equity of the operating subsidiaries. As such, we have no independent means of generating revenue or cash flow. Our ability to pay our operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows and distributions of the operating companies. There can be no assurance that the subsidiary companies will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants, in any future debt instruments, will permit such distributions. In addition, because we are a holding company, our stockholders’ claims as a stockholder will be structurally subordinated to all existing and future liabilities and obligations of the operating companies. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of the operating companies will be available to satisfy the claims of our stockholders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

Risks Related to the United States Cannabis Industry

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

While the federal government has the right to regulate and criminalize cannabis, state and municipal governments may adopt or amend additional laws and regulations that further criminalize or adversely affect cannabis businesses. States that currently have laws that decriminalize or legalize certain aspects of cannabis, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or adversely affect cannabis businesses. Additionally, municipal governments in certain states may have laws that adversely affect cannabis businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where cannabis operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our customers’ ability to do business. Also, given the complexity and rapid change of the federal, state and local laws pertaining to cannabis, our customers may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by their business endeavours. All the foregoing may impact our customers’ ability to purchase our products and services, which may adversely affect our business, revenue and earnings.

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

We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the four months ended April 30, 2025 and 2024 or the twelve months ended December 31, 2024 and 2023. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients financial and other data could be taken and used against us reputationally or to damage our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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

Item 3. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and demand for $1,049,280 in damages, plus interest (“Claims”). The Company continues to deny all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We intend to defend the claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of our third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the claims as currently presented.

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty and alleged its damages exceeded $2,000,000 (the “Claims”). The Company denied all the Claims and that Claimant was entitled to any damages. The Company believed the Claimant was owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. We believed all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. The case was mediated with the American Arbitration Association (“AAA”).

Effective May 9, 2025, the Company entered into a settlement agreement whereby all Claims by Optima Consulting Services, LLC against the Company were settled in full upon the payment of $250,000 by the Company to Optima Consulting Services, LLC. This settlement payment was funded by the Company’s insurance coverage, except for $35,000 in deductibles which were paid by the Company itself.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Public Securities: Common Stock and Warrants

Our shares of common stock currently are quoted on Nasdaq under the symbol “VAPE”. In addition, we have a class of publicly traded warrants to purchase shares of common stock that are quoted on Nasdaq under the symbol “VAPEW.”

As of July 25, 2025, we had approximately 40 shareholders of record and we believe we have approximately 12,247 shareholders who hold their shares in street name based on the solicitation of proxies for our 2024 annual meeting.

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

The information for our 2017 Equity Plan as of April 30, 2025 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders	-	-	-
Equity compensation plans not approved by shareholders (1)	11,284	$140.70	2,853
Total	11,284	$140.70	2,853

(1) Of the 27,778 Plan Shares allocated for issuance under the 2017 Equity Plan, as of April 30, 2025, 13,641 shares have been issued, non-qualified stock options over 11,284 shares were issued and outstanding, and securities in respect of the remaining 2,853 shares were available for future issuance.

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

The information for our 2021 Equity Plan as of April 30, 2025 is summarized as follows:

	Number of shares to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by shareholders (1)	15,934	$33.81	6,355
Equity compensation plans not approved by shareholders	-	-	-
Total	15,934	$33.81	6,355

(1) Of the 55,556 Plan Shares allocated for issuance under the 2021 Equity Plan, as of April 30, 2025, 33,267 shares have been issued, non-qualified stock options over 11,003 shares were issued and outstanding, incentive stock options over 3,401 shares were issued and outstanding, restricted stock units over 1,529 shares were issued and outstanding, and securities in respect of the remaining 6,355 shares were available for future issuance.

As further discussed in Note 15 Subsequent Events below, on June 11, 2025, the Board of Directors approved the issuance of 2,700 non-qualified stock options under the 2017 Equity Plan to certain employees. The options have a term of 10 year, will vest one year from the grant date and have an exercise price of $7.74 per share.

Refer to Note 12 – Equity Incentive Plan of our consolidated financial statements, which are included as part of this Transitional Report for further details on our 2017 Equity Plan and 2021 Equity Plan.

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

The following table summarizes results for the four months ended April 30, 2025 and April 30, 2024, and the twelve months ended December 31, 2024 and December 31, 2023.

	Four Months Ended April 30, 2025	Four Months Ended April 30, 2024	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Revenue	$1,159,000	$469,000	$2,803,000	$6,911,000

Net loss	$(1,369,000)	$(1,164,000)	$(3,146,000)	$(2,912,000)

Adjusted net loss	$(1,290,000)	$(1,087)	$(3,046,000)	$(2,698,000)

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

Revenue. Revenue for the four months ended April 30, 2025 was approximately $1,159,000 representing an increase of $690,000 or 147% compared to revenue for the four months ended April 30, 2024. Our revenue for the twelve months ended December 31,2024 was approximately $2,803,000 representing a decrease of $4,108,000or 59% compared to the revenue for the twelve months ended December 31, 2023. See Results of Operations below.

Gross Margin. Gross profit margin for the four months ended April 30, 2025 was 4%, an increase from a gross loss margin of 29.4% for the four months ended April 30, 2024. This decrease was primarily due to lower revenue and an increase in our fixed cost base as a percent of revenue. Our 2024 gross loss margin was 7.8%, a decrease from a gross profit margin of 7.8% in 2023. This decrease was primarily due to lower revenue and an increase in our fixed cost base as a percent of revenue. See Results of Operations below.

Profitability. Our adjusted net loss for the four months ended April 30, 2025 was approximately $1,290,000, compared to an adjusted net loss of approximately $1,087,000 for the four months ended April 30, 2024, an increase of $202,000, or 19%. Our adjusted net loss for the twelve months ended December 31, 2024 was approximately $3,046,000, compared to an adjusted net loss for the twelve months ended December 31, 2023, of approximately $2,698,000, an increase of $348,000, or 13%. See Results of Operations on page 35 below. Our adjusted net income (loss) is a key management metric for us because it provides a proxy for the cash we generate from (use in) operations.

Capital Resources. We continue to experience softening demand in the markets we serve, and an inability to replace our backlog of projects. As a result, we have taken steps during 2023, 2024, and early 2025 to reduce our operating costs and general and administrative expenses to better reflect the activity levels we are observing in the industry. The reductions have been offset by higher costs for professional fees related to our recently completed acquisition.

Nonetheless, there remain risks and uncertainties regarding our ability to grow revenue and generate sufficient revenues and cash flows. And there can be no assurances that we will be able to raise future capital on commercially reasonable terms, or at all.

Contract Bookings. Our bookings increased in the four months ended April 30, 2025, and our backlog at April 30, 2025, was $3,149,000, an increase of $2,659,000, or 543%, compared to our December 31, 2024 backlog. The increase in bookings was primarily due to one large equipment contract of approximately $2,328,000 booked in April of 2025. During the four months ended April 30, 2025, we had net bookings of $3,793,000, consisting of: (i) $3,551,000 of new sales contracts executed, (ii) $247,000 in net positive change orders, and (iii) $1,000 in project cancellations.

Our backlog at December 31, 2024, was $490,000, an increase of $55,000, or 13%, from our December 31, 2023 backlog. The increase in bookings was primarily due to one large equipment contract of approximately $1,300,000 booked in the second quarter of 2024. During 2024, we had net bookings of $2,769,000, consisting of: (i) $2,874,000 of new sales contracts executed in 2024, (ii) $92,000 in net negative change orders, and (iii) $14,000 in project cancellations.

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

Our recognized revenue for the quarters ended June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and the four months ended April 30, 2025 in the table below, excludes $12,000, $0, $46,000, $25,000 and $0, respectively, in revenue arising from the forfeiture of non-refundable deposits from former customers on previously cancelled contracts. The contracts were removed from the backlog at the time of cancellation.

	For the quarter ended				For the four months ended
	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	April 30, 2025
Backlog, beginning balance	$535,000	$227,000	$352,000	$490,000	$844,000
Net bookings, current period	1,440,000	516,000	510,000	1,042,000	2,751,000
Recognized revenue, current period	(1,748,000)	(391,000)	(372,000)	(688,000)	(446,000)
Backlog, ending balance	$227,000	$352,000	$490,000	$844,000	$3,149,000

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

We have provided an estimate in our consolidated financial statements of when we expect to recognize revenue on our remaining performance obligations (i.e., our 2025 backlog). However, there continues to be significant uncertainty regarding the timing of our recognition of revenue in our 2025 backlog. Refer to the Revenue Recognition section of Note 2 in our consolidated financial statements, included as part of this Annual Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Accounts receivable and allowance for accounts receivable. Accounts receivables are recorded at the invoiced amount or based on revenue earned for items not yet invoiced and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of April 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $85,000 and $85,000, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

 Inventory. Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established; subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of April 30, 2025 and December 31, 2024, the allowance for excess and obsolete inventory was $205,000 and $220,000, respectively.

Product warranty. We warrant the products that we manufacture for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. Our warranty provides for the repair, rework, or replacement of products (at our option) that fail to perform within stated specification. Our third-party suppliers also warrant their products under similar terms, which are passed through to our customers. We assess the historical warranty claims on our manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. We continue to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of April 30, 2025 and December 31, 2024, we had an accrued warranty reserve amount of $38,000 and $53,000, respectively, which are included in accounts payable and accrued liabilities on our consolidated balance sheets.

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

There is significant uncertainty regarding the timing of our recognition on all remaining performance obligations as of April 30, 2025. Customer contracts for which we have only received an initial advance payment to cover the allocated value of our engineering services (“engineering only paid contracts”) carry enhanced risks that the equipment portion of these contracts will not be completed or will be delayed, which could occur if the customer is dissatisfied with the quality or timeliness of our engineering services or there is a delay or abandonment of the project due to the customer’s inability to obtain project financing or licensing. In contrast, after the customer has made an advance payment for a portion of the equipment to be delivered under the contract (“partial equipment paid contracts”), we are typically better able to estimate the timing of revenue recognition since the risks and delays associated with licensing, permitting and project funding are typically mitigated once the initial equipment payment is received.

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

Results of Operations

Comparison of Four Months ended April 30, 2025 and April 30, 2024

Revenues and Cost of Goods Sold

Revenue for the four months ended April 30, 2025 was $1,159,000 compared to $469,000 for the four months ended April 30, 2024, an increase of $690,000, or 147%. This revenue increase was primarily the result of our increase in net bookings, which increased from $580,000 during the period December 1, 2023 to April 30,2024 to $4,303,000 for the December 1, 2024 to April 30, 2025 period, or 642%.

Cost of revenue increased by $505,000, or 83%, from $608,000 for the four months ended April 30, 2024 to $1,113,000 for the four months ended April 30, 2025. The increase was primarily due to the increase in revenue along with the factors discussed below.

The gross profit for the four months ended April 30, 2025 was $47,000 compared to a gross loss of $138,000 for the four months ended April 30, 2024. Gross profit margin increased by 33 percentage points from a 29.4% gross loss for the four months ended April 30, 2024 to a 4% gross profit for the four months ended April 30, 2025. This increase was primarily due to an increase in revenue, a decrease in our fixed cost base, offset by higher variable costs as a percent of revenue.

Our revenue cost structure is comprised of both fixed and variable components. The fixed cost component represents engineering, manufacturing and project management salaries and benefits and manufacturing overhead that totaled $117,000, or 10% of total revenue, for the four months ended April 30, 2025, as compared to $323,000, or 69% of total revenue, for the four months ended April 30, 2024. The decrease of $206,000 was primarily due to a decrease in salaries and benefits (including stock-based compensation) of $196,000, and a decrease of $10,000 in fixed overhead. The variable cost component, which represents our cost of equipment, outside engineering costs, shipping and handling, travel and warranty costs, totaled $996,000, or 86% of total revenue, in the four months ended April 30, 2025, as compared to $285,000, or 61% of total revenue, in the four months ended April 30, 2024. In the four months ended April 30, 2025, as compared to the prior four months, our cost of equipment increased by $660,000 primarily due to the increase in revenue. Additionally in the four months ended April 30, 2025 as compared to the four months ended April 30, 2024: (i) the credit to expense for reduction in the warranty accrual (due to lower revenue over the past 18 months) decreased by $76,000, and (ii) our expense for third party customer site visits increased by $41,000. These expense increases were offset by (i) lower excess and obsolete inventory expense of $53,000, and (ii) a reduction in outside engineering services of $14,000.

Operating Expenses

Operating expenses increased by 37% from $1,036,000 for the four months ended April 30, 2024 to $1,423,000 for the four months ended April 30, 2025, an increase of $387,000. The operating expense increase consisted of an increase in selling, general and administrative expenses (“SG&A expenses”) of $396,000, offset by a decrease in advertising and marketing expense of $9,000.

The increase in SG&A expenses for the four months ended April 30, 2025 compared to the four months ended April 30, 2024, was due primarily to: (i) an increase in accounting and other professional fees of $467,000, (ii) an increase of $54,000 for investor relations expenses, (iii) an increase in bad debt expense of $36,000, and (iv) an increase in insurance expense of $8,000, offset by (v) a decrease in salaries and benefits (including stock based compensation) of $122,000, (vi) lower business taxes and licenses of $23,000, and (vii) a decrease in facilities and office expense of $13,000.

The decrease in advertising and marketing expenses was due primarily to: (i) a decrease for marketing event related expense of $7,000, (ii) a decrease of $5,000 for advertising and promotion, offset by (iii) an increase web development of $3,000.

Operating Loss

We had an operating loss of $1,376,000 for the four months ended April 30, 2025, as compared to an operating loss of $1,174,000 for the four months ended April 30, 2024, an increase of $202,000, or 17%. The operating loss included $79,000 of non-cash, stock-based compensation expenses and $1,000 for depreciation and amortization in the four months ended April 30, 2025, as compared to $69,000 for stock-based compensation, and $8,000 of depreciation and amortization for the four months ended April 30, 2024. Excluding these non-cash items, our adjusted operating loss increased by $200,000.

Other Income

Our other income (net) decreased by $2,000 from $9,000 for the four months ended April 30, 2024, to $7,000 for the four months ended April 30, 2025. The other income for both periods consisted of interest on our money market account.

Net Loss

Overall, we had a net loss of $1,370,000 for the four months ended April 30, 2025, as compared to a net loss of $1,164,000 for the four months ended April 30, 2024, an increase of $205,000 or 17%. The net loss included $79,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $1,000 in the four months ended April 30, 2025, as compared to $69,000 of non-cash, stock-based compensation costs and depreciation and amortization expense of $8,000 in the four months ended April 30, 2024. Excluding these non-cash items, our adjusted net loss increased by $202,000.

Comparison of Years ended December 31, 2024 and 2023

Revenues and Cost of Goods Sold

Revenue for the year ended December 31, 2024 was $2,803,000 compared to $6,911,000 for the year ended December 31, 2023, a decrease of $4,108,000, or 59%. This revenue decrease was primarily the result of our significant decrease in net bookings since 2022, which dropped from $6,042,000 in 2022 to $1,535,000 in 2023, or 75%. We believe the lower bookings are due to the reduction in capital expenditures in the cannabis market environment as a result of the prolonged effects of pricing and inflationary pressure, in addition to a reduced sales effort by the Company. Net bookings were higher in 2024, increasing to $2,769,000, or an increase of 80% over 2023, but still substantially lower than the $6,042,000 we recorded in 2022.

Cost of revenue decreased by $3,346,000, or 53%, from $6,369,000 for the year ended December 31, 2023 to $3,023,000 for the year ended December 31, 2024. The factors impacting this change are discussed below.

The gross loss for the year ended December 31, 2024 was $220,000 compared to a gross profit of $542,000 for the year ended December 31, 2023. Gross profit margin decreased by 15.6 percentage points from a 7.8% gross profit for the year ended December 31, 2023 to a 7.8% gross loss for the year ended December 31, 2024. This decrease was primarily due to a decrease in revenue, an increase in our fixed cost base as a percent of revenue, offset by slightly lower variable costs as a percent of revenue.

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

The decrease in SG&A expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023, was due primarily to: (i) a decrease of $449,000 in salaries, benefits (including equity-based compensation) and other employee related costs, (ii) a decrease of $53,000 for facility and office expenses, (iii) a decrease in bad debt expense of $38,000, and (iv) a decrease in commissions of $16,000, offset by (v) an increase in accounting and professional fees of $299,000, (vi) higher business taxes and licenses of $33,000 primarily due to an increase in real estate taxes , and (vii) an increase in loss on asset disposals of $13,000.

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

Liquidity, Capital Resources and Financial Position

Cash and Cash Equivalents

As of April 30, 2025, we had cash and cash equivalents of $8,391,000, compared to cash and cash equivalents of $9,453,000 as of December 31, 2024. The decrease in cash and cash equivalents during the four months ended April 30, 2025 and the year ended December 31, 2024 was the result of cash used in operations. Our cash is held in bank depository accounts in certain financial institutions. During the four months ended April 30, 2025 and the year ended December 31, 2024, we held deposits in financial institutions that exceeded the federally insured amount.

As of April 30, 2025, we had accounts receivable (net of allowance for doubtful accounts) of $28,000, contract assets (net of allowance for doubtful accounts) of $233,000, inventory (net of excess and obsolete allowance) of $14,000, and prepaid expenses and other of $1,551,000 (including $1,405,000 in advance payments on inventory purchases). As of December 31, 2024, we had accounts receivable (net of allowance for doubtful accounts) of $13,000, contract assets (net of allowance for doubtful accounts) of $234,000, inventory (net of excess and obsolete allowance) of $26,000, and prepaid expenses and other of $368,000 (including $83,500 in advance payments on inventory purchases). While we typically require advance payment before we commence engineering services or ship equipment to our customers, we have made exceptions requiring us to record accounts receivable, which carry a risk of non-collectability, especially since most of our customers are funded on an as-needed basis to complete facility construction.

As of April 30, 2025, we had no indebtedness, total accounts payable and accrued liabilities of $557,000, deferred revenue of $1,752,000, and the current portion of operating lease liability of $139,000. As of April 30, 2025, we had working capital of $7,770,000, As of December 31, 2024, we had no indebtedness, total accounts payable and accrued liabilities of $550,000, deferred revenue of $344,000, and the current portion of operating lease liability of $136,000. As of December 31, 2024, we had working capital of $9,064,000.

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

Summary of Cash Flows

The following summarizes our cash flows for the four months ended April 30, 2025 and April 30, 2024 and the years ended December 31, 2024 and December 31, 2023:

	For the Four Months Ended April 30,		For the Years Ended December 31,
	2025	2024	2024	2023
Net cash used in operating activities	$(1,062,000)	$(1,086,000)	$(3,055,000)	$(6,129,000)
Net cash provided by (used in) investing activities	-	-	-	-
Net cash provided by (used in) financing activities	-	-	-	-
Net decrease in cash	$(1,062,000)	$(1,086,000)	$(3,055,000)	$(6,129,000)

Operating Activities

We incurred a net loss for the four months ended April 30, 2025 of $1,369,000 compared to a net loss for the four months ended April 30, 2024 of $1,164,000. We incurred a net loss for the year ended December 31, 2024 of $3,146,000 compared to a net loss for the year ended December 31, 2023 of $2,912,000. We had an accumulated deficit of $41,706,000 as of April 30, 2025.

Cash used in operations for the four months ended April 30, 2025 was $1,062,000 compared to cash used in operations of $1,086,000 for the four months ended April 30, 2024, a decrease of $24,000. The decrease was primarily attributable to: (i) a decrease in cash used for working capital of $263,000, (ii) an increase in net loss of $205,000 and, (iii) a decrease in non-cash operating charges of $34,000. Significant non-cash items during the four months ended April 30, 2025 included: (i) stock related compensation expense of $79,000 (ii) $38,000 for the amortization on an ROU asset, and (iii) a reduction in the excess and obsolete inventory reserve of $15,000. Significant non-cash items during the four months ended April 30, 2024 included: (i) stock-related compensation of $77,000, (ii) excess and obsolete inventory charges of $38,000, and (iii) $37,000 for the amortization on an ROU asset.

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

Investing Activities

There were no cash flows from investing activities for the four months ended April 30, 2025, and April 30, 2024, or the year ended December 31, 2024. Cash provided by investing activities was less than $1,000 for the year ended December 31, 2023.

Financing Activities

There were no cash flows from financing activities during the four months ended April 30, 2025 and April 30, 2024 or the years ended December 31, 2024 and 2023.

 Capital Raising

Since inception, we have incurred significant operating losses and have funded our operations primarily through issuances of equity securities, debt, and operating revenue. As of April 30, 2025, we had an accumulated deficit of $41,706,000, working capital of $7,770,000, and stockholders’ equity of $7,908,000. As of December 31, 2024, we had an accumulated deficit of $40,336,000, working capital of $9,064,000, and stockholders’ equity of $9,198,000.

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

Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We are defending the Claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceeded $2,000,000 (Claims”). The Company denied all the Claims and that Claimant was entitled to any damages. The Company believed the Claimant was owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. We believed all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. The case was mediated with the American Arbitration Association (“AAA”).

Effective May 9, 2025, the Company entered into a settlement agreement whereby all Claims by Optima Consulting Services, LLC against the Company were settled in full upon the payment of $250,000 by the Company to Optima Consulting Services, LLC. This settlement payment was funded by the Company’s insurance coverage, except for $35,000 in deductibles which we paid by the Company itself.

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

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of April 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements. During the four months ended April 30, 2025 and 2024, and years ended December 31, 2024 and 2023, we did not engage in any off-balance sheet financing activities.

Recent Developments

Refer to Note 15 - Subsequent Events of our consolidated financial statements, included as part of this Transitional Report, for the significant events occurring since April 30, 2025.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, who are the one in the same person, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2025.

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

Under the supervision of our Chief Executive Officer and our Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2025, for the reasons discussed below.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of April 30, 2025:

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

The material weaknesses in internal control over financial reporting as of April 30, 2025, remained unchanged from December 31, 2024. Management believes that the material weaknesses set forth above did not have an effect on our financial reporting for the four months ended April 30, 2025.

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

This Transitional Report on Form 10-KT does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Transitional Report on Form 10-KT.

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the four months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The Company’s current directors are set forth below:

Name	Age	Positions & Committees
Anthony K. McDonald	66	Chairman of the Board; Chief Executive Officer and President
James R. Shipley	70	Director; Compensation Committee Chair; Audit Committee Member
Nicholas J. Etten	58	Director; Audit Committee Chair, Compensation Committee Member; Nominations Committee Member

Marion Mariathasan	49	Director; Nominations Committee Chair, Compensation Committee Member
Matthew Tarallo	41	Director; Compensation Committee Member, Nominations Committee Member

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

Meeting Attendance

Our Board generally holds meetings on a quarterly basis but may hold additional meetings as required. In the four months ended April 30, 2025, the Board held three meetings. All directors attended 100% of the meetings. In 2024, the Board held 11 meetings. Most of our directors attended 100% of the Board meetings that were held during the periods when he was a director and each of our directors attended 100% of the meetings of each committee of the Board on which he served that were held during the periods that he served on such committee. The Board also took a number of actions by unanimous consent, pursuant to Nevada corporate law and our by-laws. We do not have a policy requiring that directors attend our annual meetings of stockholders.

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

Director Compensation Table

The following table sets forth the compensation earned by or awarded or paid in the four months ended April 30, 2025 and the twelve months ended December 31,2024 and 2023 to the individuals who served as our independent directors during such period.

Name	Year	Fees Earned or Paid in Cash (1)	Stock Awards (2), (3), (4), (5)	Option Awards	Total
James R. Shipley	Four months ended April 30, 2025	$15,000	$25,000	$-	$40,000
	Twelve months ended December 31, 2024	$30,000	$-	$-	$30,000
	Twelve months ended December 31, 2023	$30,000	$25,000	$-	$55,000
Nicholas J. Etten	Four months ended April 30, 2025	$58,250	$25,000	$-	$83,250
	Twelve months ended December 31, 2024	$30,204	$25,000	$-	$55,204
	Twelve months ended December 31, 2023	$30,000	$25,000	$-	$55,000
Troy Reisner	Four months ended April 30, 2025	$-	$-	$-	$-
	Twelve months ended December 31, 2024	$35,000	$25,000	$-	$60,000
	Twelve months ended December 31, 2023	$35,000	$25,000	$-	$60,000
Marion Mariathasan	Four months ended April 30, 2025	$15,000	$25,000	$-	$40,000
	Twelve months ended December 31, 2024	$25,204	$25,000	$-	$50,204
	Twelve months ended December 31, 2023	$25,000	$25,000	$-	$50,000
Matthew Tarallo	Four months ended April 30, 2025	$12,500	$-	$-	$12,500
	Twelve months ended December 31, 2024	$1,019	$12,500	$-	$13,519

(1) Excludes reimbursement of out-of-pocket expenses. Includes director fees for independent directors. Includes fees to Mr. Etten for a consulting agreement.

(2) Reflects grants to each independent directors of 3,079 of restricted stock units on January 2, 2025, in connection with the director compensation plan.  The shares vested immediately.

(3) Reflects grants to three independent directors of 3,788 each of restricted stock units on January 2, 2024, in connection with the director compensation plan.  The shares vested immediately.  Mr. Shipley declined this issuance.

(4) Reflects grants to each independent directors of 2,480 of restricted stock units on January 3, 2023, in connection with the director compensation plan.  The shares vested immediately.

(5) Reflects grant to one independent directors of 3,058 of restricted stock units on December 17, 2024, in connection with his appointment. 1,529 shares were immediately vested and 1,529 will vest on December 17, 2025.

The aggregate number of non-qualified stock options and restricted stock units held as of April 30, 2025, by each independent director are as follows:

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
$30,000

Executive Compensation

Summary Executive Compensation Table

The following table summarizes compensation earned by or awarded or paid to our named executive officers for the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Anthony K. McDonald - Chief Executive Officer and President (2)	Four months ended April 30, 2025	$107,692	$-	$-		$-	$-	$6,783	$114,475
	Twelve months ended December 31, 2024	$350,000	$-	$-	$-	$-	$-	$21,656	$371,656
	Twelve months ended December 31, 2023	$350,000	$10,938	$-	$32,370	$-	$-	$22,245	$415,552
Ian K. Patel- Chief Financial Officer, Secretary, and Treasurer (3)	Four months ended April 30, 2025	$-	$-	$-	$-	$-	$-	$-	$-
	Twelve months ended December 31, 2024	$173,654	$-	$-	$-	$-	$-	$11,851	$185,505
	Twelve months ended December 31, 2023	$275,000	$6,445	$-	$19,075	$-	$-	$16,583	$317,103

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

(2) Mr. McDonald was appointed Chief Executive Officer and President in November 2018. Amounts presented include all compensation for Mr. McDonald for the full 2024 and 2022 years. The 2023 bonuses were paid in recognition of services rendered and contributions to the Company’s performance in the prior year, in respect of the 2021 Annual Incentive Plan. 2023 option awards include non-qualified stock options to purchase 3,054 shares of common stock which vested upon grant. Other compensation for the four months ended April 30, 2025 includes $2,475.20 for the employer-paid portion of health plan benefits and $4,307.68 for employer matching contributions under the 401(k) plan. Other compensation in 2024 and 2023 includes (i) employer-paid portion of health plan benefits ($8,456 and $9,045, respectively), and (ii) employer matching contributions under our 401(k) plan ($13,200 and $13,200, respectively).

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

Outstanding Equity Awards

The following table sets forth certain information regarding outstanding equity awards held by our named executive officers as of April 30, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1)
Anthony K. McDonald (1) (2) (3) (4)	2,778	–	–	$160.20	11/28/2028	–	–	–	–
	556	–	–	$126.00	1/2/2030	–	–	–	–
	149	–	–	$234.00	2/16/2031	–	–	–	–
	3,772	–	–	$88.20	11/24/2031	–	–	–	–
	769	–	–	$30.12	4/1/2032	–	–	–	–
	3,054	–	–	$10.75	3/31/2033	–	–	–	–
	11,078

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

The Company has determined the beneficial ownership shown on this table in accordance with the rules of the SEC. Under these rules, shares are considered beneficially owned if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of such shares. A person is also deemed to be a beneficial owner of shares if that person has the right to acquire such shares within 60 days through the exercise of any warrant, option or right or through conversion of a security. Except as otherwise indicated in the accompanying footnotes, the information in the table below is based on information as of July 25, 2025. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power with respect to shares of common and preferred stock and the address for such person is c/o CEA Industries Inc. 385 South Pierce Avenue, Suite C, Louisville, CO 80027.

	Common Stock
Name of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)

Directors
Anthony K. McDonald (3)	19,025	2.3%
Nicholas J. Etten (4)	10,227	1.2%
Marion Mariathasan (5)	9,627	1.1%
James R. Shipley (6)	3,959	*%
Matthew Tarallo (7)	1,529	*%

Executive Officers and Directors as a Group (8)	44,367	5.3%

5% or More Stockholders
Lance Finlinson (9)	67,164	8.0%
111 Equity Group LLC, Rochel M. Kassiere and Chaim Herzog (10)	61,308	7.3%

*Represents less than 0.1%.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Based on a total of 841,346 shares of the Company’s common stock issued and outstanding as of July 25, 2025.

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. No commissions were paid under this agreement during the four months ended April 30, 2025 and 2024. During the years ended December 31, 2024, and December 31, 2023, the Company paid $6,763 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500, with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577, increasing the total of the second sales order to $14,477. No transactions were recorded during the four months ended April 30, 2025 and 2024 or the years ended December 31, 2024, in respect of these agreements.

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the four months ended April 30, 2025 and 2024 and the year ended December 31, 2024, the Company paid Mr. Etten $40,750, $0, and $58,500, respectively, in respect of services related to this agreement.

During the four months ended April 30, 2025 and 2024 and the years ended December 31, 2024 and 2023, except as discussed above, there have been no transactions in which the Company was or is a participant, and there are no currently proposed transactions in which the Company is to be a participant, in which the amount involved exceeds the lesser of $120,000 or 1% of the Company’s average assets at year-end for the last two completed fiscal years, and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or member of such person’s immediate family had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Sadler, Gibb & Associates, L.L.C. (“SGA”) has acted as the Company’s independent registered public accounting firm for the four months ended April 30, 2025 and years ended December 31, 2024, and December 31, 2023. SGA has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

The following table summarizes the fees for SGA for the four months ended April 30, 2025 and 2024 and the years ended December 31, 2024 and 2023.

	For the four months ended April 30,			For the twelve months ended December 31,
	2025		2024	2024		2023
Audit Fees	$43,000		$12,000	$108,385		$111,000
Audit-Related Fees	103,294		-	16,707		2,725
Tax Fees	774	(1)	-	10,090	(2)	10,943	(3)
Total	$147,068		$12,000	$135,182		$124,668

(1) Tax fees in 2025 relate to tax returns for the 2024 year.

(2) Tax fees in 2024 relate to tax returns for the 2023 year.

(3) Tax fees in 2023 relate to tax returns for the 2022 year.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following consolidated financial statements of CEA Industries Inc. are filed as part of this Annual Report on Form 10-K:

Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm (PCAOB ID NO: 3627)	F-1 - F-2

Consolidated Balance Sheets as of April 30, 2025 and December 31, 2024	F-3

Consolidated Statements of Operations for the Four Months Ended April 30, 2025 and 2024 (unaudited) and the Years Ended December 31, 2024 and 2023	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Four Months ended April 30, 2025 and 2024 (unaudited) and the years ended December 31, 2024 and 2023	F-5

Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2025 and 2024 (unaudited) and the Years Ended December 31, 2024 and 2023	F-6

Notes to Consolidated Financial Statements	F-7

b. Exhibits

See “Exhibit Index” on the page following the consolidated financial statements and related footnotes and the signature page to this Annual Report on Form 10-K.

c. Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required, or (ii) the information has been presented in the aforementioned financial statements.

Item 16. Form 10-K Summary

The Company has elected not to provide the summary of information under this item.

CEA Industries Inc.

Index to Consolidated Financial Statements

Financial Statements	Page(s)

Report of Independent Registered Public Accounting Firm (PCAOB ID NO: 3627)	F-1

Consolidated Balance Sheets as of April 30, 2025 and December 31, 2024	F-3

Consolidated Statements of Operations for the Four Months Ended April 30, 2025 and 2024 (unaudited) and the Years Ended December 31, 2024 and 2023	F-4

Consolidated Statements of Changes in Shareholders’ Equity for the Four Months ended April 30, 2025 and 2024 (unaudited) and the Years Ended December 31, 2024 and 2023	F-5

Consolidated Statements of Cash Flows for the Four Months Ended April 30, 2025 and 2024 (unaudited) and the Years Ended December 31, 2024 and 2023	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CEA Industries Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CEA Industries Inc. (“the Company”) as of April 30, 2025, December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity , and cash flows the four months ended April 30, 2025 and for each of the years in the two-year period December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025, December 31, 2024 and 2023, and the results of its operations and its cash flows for the four months ended April 30, 2025 and each of the years in the two-year period December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Draper, UT

July 25, 2025

CEA Industries Inc.

Consolidated Balance Sheets

	April 30,	December 31,
	2025	2024
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$8,391,183	$9,452,826
Accounts receivable, net	27,538	13,041
Contract assets, net	233,274	234,328
Inventory, net	14,222	25,980
Prepaid expenses and other	1,551,415	368,068
Total Current Assets	10,217,632	10,094,243
Noncurrent Assets
Property and equipment, net	4,241	5,698
Intangible assets, net	1,830	1,830
Deposits	14,747	14,747
Operating lease right-of-use asset	207,370	245,270
Total Noncurrent Assets	228,188	267,545

TOTAL ASSETS	$10,445,820	$10,361,788

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$557,276	$550,477
Deferred revenue	1,752,104	343,790
Current portion of operating lease liability	138,622	135,651
Total Current Liabilities	2,448,002	1,029,918

Noncurrent Liabilities
Operating lease liability, net of current portion	90,303	134,147
Total Noncurrent Liabilities	90,303	134,147

TOTAL LIABILITIES	2,538,305	1,164,065

Commitments and Contingencies (Note 10)	-	-

SHAREHOLDERS’ EQUITY
Preferred stock, $0.00001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 authorized; 802,346 and 793,109 shares issued and outstanding, respectively	8	8
Additional paid in capital	49,613,117	49,533,950
Accumulated deficit	(41,705,610)	(40,336,235)
Total Shareholders’ Equity	7,907,515	9,197,723

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,445,820	$10,361,788

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Operations

	For the Four Months Ended April 30,		For the Years Ended December 31,
	2025	2024 (unaudited)	2024	2023
Revenue	$1,159,418	$469,491	$2,803,470	$6,910,951

Cost of revenue	1,112,661	607,583	3,023,094	6,368,872

Gross profit (loss)	46,757	(138,092)	(219,624)	542,079

Operating expenses:
Advertising and marketing expenses	3,143	12,276	16,315	273,409
Product development costs	-	-	-	76,487
Selling, general and administrative expenses	1,419,872	1,023,556	2,936,145	3,145,328
Total operating expenses	1,423,015	1,035,832	2,952,460	3,495,224

Operating loss	(1,376,258)	(1,173,924)	(3,172,084)	(2,953,145)

Other income :
Interest income, net	6,883	9,483	26,141	41,594
Total other income	6,883	9,483	26,141	41,594

Loss before provision for income taxes	(1,369,375)	(1,164,441)	(3,145,943)	(2,911,551)

Income taxes	-	-	-	-

Net loss	$(1,369,375)	$(1,164,441)	$(3,145,943)	$(2,911,551)

Loss per common share – basic and diluted	$(1.71)	$(1.70)	$(4.22)	$(4.33)

Weighted average number of common shares outstanding, basic and diluted	802,281	684,266	745,038	672,936

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2022	662,890	$7	$49,173,909	$(34,278,741)	$14,895,175
Fair value of vested stock options granted to employees	-	-	176,268	-	176,268
Common shares issued in settlement of restricted stock units issued to directors	10,200	-	-	-	-
Fair value of restricted stock units issued to directors	-	-	101,316	-	101,316
Net loss	-	-	-	(2,911,551)	(2,911,551)
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees, net of forfeitures for unvested stock options granted to employees	-	-	(5,522)	-	(5,522)
Common shares issued in settlement of restricted stock units issued to directors	12,893	-	-	-	-
Fair value of restricted stock units issued to directors	-	-	87,980	-	87,980
Issuance of common shares to round up partial shares following reverse split	107,126	1	(1)	-	-
Net loss	-	-	-	(3,145,943)	(3,145,943)
Balance December 31, 2024	793,109	$8	$49,533,950	$(40,336,235)	$9,197,723

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2024	793,109	$8	$49,533,950	$(40,336,235)	$9,197,723
Fair value of restricted stock units vesting to directors	-	-	4,167	-	4,167
Fair value of restricted stock units issued to directors	-	-	75,000	-	75,000
Common shares issued in settlement of restricted stock units issued to directors	9,237	-	-	-	-
Net loss	-	-	-	(1,369,375)	(1,369,375)
Balance April 30, 2025	802,346	$8	$49,613,117	$(41,705,610)	$7,907,515

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shareholders’ Equity
Balance December 31, 2023	673,090	$7	$49,451,493	$(37,190,292)	$12,261,208
Fair value of vested stock options granted to employees (unaudited)	-	-	$1,969	-	1,969
Common shares issued in settlement of restricted stock units issued to directors (unaudited)	11,364	1	(1)	-	-
Fair value of restricted stock units issued to directors (unaudited)	-	-	75,000	-	75,000
Net loss (unaudited)	-	-	-	(1,164,441)	(1,164,441)
Balance April 30, 2024 (unaudited)	684,454	$8	$49,528,461	$(38,354,733)	$11,173,736

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Consolidated Statements of Cash Flows

	For the Four Months Ended April 30,		For the years ended December 31,
	2025	2024 (unaudited)	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,369,375)	$(1,164,441)	$(3,145,943)	$(2,911,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and intangible asset amortization expense	1,457	8,483	20,065	29,655
Share-based compensation	79,167	76,969	82,457	187,615
Provision for doubtful accounts (bad debt recovery)	(48)	(34,566)	(40,217)	(2,056)
Provision for contract assets	1,054	-
Provision for excess and obsolete inventory	(14,847)	38,360	26,989	121,791
Loss on disposal of assets	-	12,625	12,796	100
Operating lease expense	37,900	36,482	110,839	106,765

Changes in operating assets and liabilities:
Accounts receivable	(14,449)	34,552	45,831	(13,950)
Contract assets	-	-	(9,914)	(224,414)
Inventory	26,605	231,713	243,435	(69,784)
Prepaid expenses and other	(1,183,347)	36,830	(54,953)	1,176,806
Accounts payable and accrued liabilities	6,799	(331,658)	(74,247)	(582,534)
Deferred revenue	1,408,314	6,929	(156,010)	(3,838,771)
Operating lease liability, net	(40,873)	(38,173)	(116,553)	(108,735)
Net cash used in operating activities	(1,061,643)	(1,085,895)	(3,055,425)	(6,129,063)

Cash Flows From Investing Activities
Proceeds from the sale of property and equipment	-	-	-	200
Net cash provided by investing activities	-	-	-	200

Cash Flows From Financing Activities
Net cash from financing activities	-	-	-	-

Net change in cash and cash equivalents	(1,061,643)	(1,085,895)	(3,055,425)	(6,128,863)
Cash and cash equivalents, beginning of period	9,452,826	12,508,251	12,508,251	18,637,114
Cash and cash equivalents, end of period	$8,391,183	$11,422,356	$9,452,826	$12,508,251

Supplemental cash flow information:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities:

Options issued for accrued equity compensation liability	$-	$-	$-	$89,970

The accompanying notes are an integral part of these consolidated financial statements.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

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

Acquisition of Fat Panda

On June 6, 2025, 16728502 CANADA INC., a corporation incorporated under the laws of Canada (“AcquireCo”), and a wholly-owned subsidiary of CEA Industries Inc., a Nevada corporation (“CEA”), acquired by the purchase of all the equity of four operating companies, 7446285 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, 10050200 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, FAT PANDA LTD., a corporation incorporated under the laws of Manitoba, and FAT PANDA DIRECT LTD., a corporation incorporated under the laws of Manitoba (together “Fat Panda”). As a result of the acquisition, CEA acquired the business of Fat Panda and will continue the existing business operations as wholly-owned subsidiaries.

Fat Panda is central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The company operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

The acquisition included all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The sellers will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

The purchase price was CAD $18.0 million (USD $12.6 million) comprised of approximately CAD $12.1 million in cash to the sellers, 39,000 shares of VAPE common stock with an agreed value of CAD $700,000, and seller notes totaling CAD $2.56 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of USD $4.0 million, which is due in six months. In addition, CAD $2.6 million has been placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Financing of Acquisition

Interim Loan Facility

On June 4, 2025, CEA entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed USD$4,000,000. The loan due date is December 3, 2025, subject to the right of CEA to prepay any amount of the borrowed funds together with outstanding unpaid interest and a prepayment penalty. The loan is interest only, until the maturity date, payable monthly. The interest rate is 3% for the first three months and then 2% per month thereafter of the outstanding loan amount. The loan is secured by a first lien on all the assets of CEA, AcquireCo and Fat Panda, subject to certain exceptions and permitted liens and permitted dispositions. The vendor notes of the Fat Panda sellers are subordinate to the security interests granted under the security agreements related to the loan facility. The loan facility has typical representations and warranties of the borrower, default provisions, and various covenants, including the covenant to maintain at least $1,500,000 in cash and have a minimum of $4,000,000 in working capital (inclusive of any cash).

Long Term Financing

CEA and AcquireCo, intend to replace the interim credit facility with a long term credit facility with a money center Canadian bank or other institutional lender, in the amount of $7,000,000 or more, as may be negotiated. The facility will be used to repay the interim credit facility and to provide working capital for the Fat Panda business. There is no assurance that the enterprise will be able to enter into such a credit facility, in a timely manner, and the terms are to be negotiated.

Equity Financing

CEA intends to seek to enter into one or more equity financing arrangements, including an At-The-Market (“ATM”) facility with a money center brokerage firm. Such an ATM typically provides for the company to sell shares of common stock from time to time, in an amount to be determined by the company, within certain parameters and agreed by the brokerage firm. CEA does not currently have any such arrangements for any form of equity financing, and if it does negotiate an equity financing or an ATM arrangement, there is no assurance that any equity financing will be on terms acceptable to the Company.

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

April 30, 2025

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

As further discussed in Note 3 Going Concern below, the accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 – Organization and Description of Business above, as part the funding for its acquisition of Fat Panda, effective June 4, 2025, the Company entered into an interim loan facility of $4,000,000 which is repayable in full on or before December 3, 2025. It is the Company’s intention to replace the interim loan facility before it is due for repayment with a long-term loan facility with a money center Canadian bank or other institutional lender, in the amount of $7,000,000 or more, as may be negotiated. However, there can be no guarantee at this time that the Company will be successful in securing a new long-term loan facility to repay the current interim loan facility before it is due for repayment on December 3, 2025, or that the Company may be able to negotiate an extension to the term of the current interim loan facility. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated audited financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Change in Fiscal Year

On June 29, 2025, our Board of Directors approved a change in our fiscal year from December 31 to April 30, effective as at the same date. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Form 10-KT are for the four months ended April 30, 2025 and April 30, 2025, and the twelve month periods ended December 31, 2024 and 2023. This Transition Report on Form 10-KT includes an unaudited statement of operations cash flows, and all transactions impacting shareholders’ equity for the comparable stub period for the four months ended April 30, 2024.

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

April 30, 2025

(in US Dollars except share numbers)

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

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents. The Company maintains deposits in financial institutions that exceed the federally insured amount of $250,000. As of April 30, 2025, the Company held cash in bank depository accounts of approximately $8,391,000, consequently $8,141,000 of this balance was not insured by the FDIC. As of December 31, 2024, the Company held cash in bank depository accounts of approximately $9,453,000, consequently $9,203,000 of this balance was not insured by the FDIC. The Company has not experienced any losses to date on depository accounts.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are recorded at the invoiced amount and generally do not bear interest. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s receivables by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its receivables as of the end of the period. The Company considers a receivable past due when a debtor has not paid us by the contractually specified payment due date. Account balances are written off against the allowance for credit losses if collection efforts are unsuccessful and the receivable balance is deemed uncollectible (debtor default), based on factors such as the debtor’s credit rating as well as the length of time the amounts are past due. As of April 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $84,913 and $84,961, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

Inventory is stated at the lower of cost or net realizable value. The inventory is valued based on a first-in, first-out (“FIFO”) basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence or impaired inventory. Excess and obsolete inventory is charged to cost of revenue and a new lower-cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As of April 30, 2025, and December 31, 2024, the allowance for excess and obsolete inventory was $204,840 and $219,687, respectively.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

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

Long-lived Assets

Long-lived assets, including property and equipment and intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset. The Company has not identified any indicators of impairment during the four months ended April 30, 2025 and 2024 or the year ended December 31, 2024 and 2023.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

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

April 30, 2025

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

The following table sets forth the Company’s revenue by source:

	For the Four Months Ended April 30,		For the Years Ended Ended December 31,
	2025	2024	2024	2023
Equipment and systems sales	$1,039,707	$275,761	$2,386,112	$6,153,322
Engineering and other services	92,643	$160,185	317,443	501,921
Shipping and handling	1,967	$2,280	10,429	21,573
Forfeited non-refundable customer deposits	25,101	$31,265	89,486	234,135
Total revenue	$1,159,418	$469,491	$2,803,470	$6,910,951

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

April 30, 2025

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

Contract assets include unbilled amounts where revenue recognized exceeds the amount billed to the customer and the right of payment is conditional, subject to completing a milestone, such as a phase of a project. In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of April 30, 2025 and December 31, 2024, the allowance for doubtful accounts was $1,054 and $0, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We expect to complete our performance obligations and bill the customer for this contract asset during 2025. As of April 30, 2025 and December 31, 2024, the Company had contract assets of $233,274 and $234,328, respectively.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the timing of when the Company expects to recognize revenue is generally less than one year. As of April 30, 2025, and December 31, 2024, deferred revenue, which was classified as a current liability, was $1,752,104 and $343,790, respectively.

For the four months ended April 30, 2025, the Company recognized revenue of $64,804 related to the deferred revenue at January 1, 2025, or 19%. For the four months ended April 30, 2024, the Company recognized revenue of $62,670 related to the deferred revenue at January 1, 2024 or 22%. For the year ended December 31, 2024, the Company recognized revenue of $162,461 related to the deferred revenue at January 1, 2024, or 33%. For the year ended December 31, 2023, the Company recognized revenue of $3,911,083 related to the deferred revenue at January 1, 2023, or 90%.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

As of April 30, 2025, the Company’s remaining performance obligations, or backlog, was $3,149,000. As of December 31, 2024, the Company’s remaining performance obligations, or backlog, was $490,000. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through 2026 are as follows:

	Q1 2026	Q2 2026	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	3,113,000	36,000	3,149,000
Total remaining performance obligations	$3,113,000	$36,000	$3,149,000

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

The Company assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. As of April 30, 2025, and December 31, 2024, the Company had an accrued warranty reserve amount of $38,382 and $53,148, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

Cost of Revenue

Cost of revenue includes product costs (material, direct labor and overhead costs), shipping and handling expense, outside engineering costs, engineering, project management and service salaries and benefits, client visits and warranty.

Concentrations

Two customers accounted for 73% and 14% of the Company’s revenue for the four months ended April 30, 2025 and three customers accounted for 32%, 18%, and 13% of the Company’s revenue for the four months ended April 30, 2024. Two customers accounted for 45%, and 10% of the Company’s revenue for the year ended December 31, 2024. Three customers accounted for 37%, 21% and 12% of the Company’s revenue for the year ended December 31, 2023.

The Company’s accounts receivable from three customers made up 44%, 29%, and 26%, respectively, of the total balance as of April 30, 2025. The Company’s accounts receivable from two customers made up 61%, and 36%, respectively, of the total balance as of December 31, 2024.

One supplier accounted for 92% of the Company’s purchases of inventory for the four months ended April 30, 2025 and five suppliers accounted for 35%, 14%, 12%, 12%, and 12%, respectively, for the four months ended April 30, 2024. One supplier accounted for 80% of the Company’s purchases of inventory for the year ended December 31, 2024 and three suppliers accounted for 34%, 17%, and 16% of the Company’s purchases of inventory for the year ended December 31, 2023.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Product Development

The Company expenses product development costs as incurred. Internal product development costs are expensed as incurred, and third-party product developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. The Company did not incur any product development expenses for the four months ended April 30, 2025, the four months ended April 30, 2024 and the year ended December 31, 2024. The Company incurred $76,487 on product development for the year ended December 31, 2023.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Basic and Diluted Net Loss per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including stock options, warrants and restricted stock units and other equity-based awards, except in periods when losses are reported where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon exercise of stock options and warrants and the vesting of restricted stock units using the treasury method. As of April 30, 2025, and December 31, 2024, 643,556 and 643,998 potential common share equivalents from warrants, options, and restricted stock units, respectively, were excluded from the diluted EPS calculations as their effect is anti-dilutive.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Recently Issued Accounting Pronouncements

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. This standard clarifies the guidance in determining the acquirer in an acquisition transaction effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. This guidance is effective for fiscal years beginning after December 15, 2026, and therefore will be effective beginning with the Company’s financial statements issued for the fiscal year ending April 30, 2028 and interim reporting periods beginning in fiscal 2029, with early adoption permitted. The amendments are required to be applied prospectively to any acquisition transaction that occurs after the initial application date. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements and disclosures.

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

April 30, 2025

(in US Dollars except share numbers)

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

The Company has experienced recurring losses since its inception. As a result, in order to continue as a going concern, the Company has historically been reliant on the ability to obtain additional sources of financing to fund operations.

On February 15, 2022, the Company received approximately $21,711,000 in net proceeds from completion of an equity offering (“the Offering”). Based on management’s evaluation, the proceeds from the Offering were more than sufficient to fund any deficiencies in working capital or cash flow from operations, and consequently since the completion of Offering the Company has been confident that it would be able to meet its obligations as they come due, and fund operations for at least 12 months after the issuance of its consolidated financial statements. Accordingly, the conditions around liquidity and limited working capital necessary to fund operations were addressed in previous filings.

As discussed in Note 1 – Organization and Description of Business above, effective June 6, 2025, the Company completed the acquisition of Fat Panda with an initial payment of CAD $12.1 million in cash to the sellers. As part of the funding for the acquisition of Fat Panda, effective June 4, 2025, the Company entered into an interim loan facility of USD $4,000,000 which is repayable in full on or before December 3, 2025. It is the Company’s intention to replace the current interim loan facility with a long-term credit facility with a money center Canadian bank or other institutional lender, in the amount of $7,000,000 or more, as may be negotiated. However, there can be no guarantee at this time that the Company will be successful in securing a new credit facility to repay the interim loan facility before it is due for repayment on December 3, 2025, or that the Company may be able to successfully negotiate an extension to the term of the current interim loan facility. This raises substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements are issued. These consolidated audited financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

As of April 30, 2025
Operating lease right-of-use asset	$207,370
Operating lease liability, current	$138,622
Operating lease liability, long-term	$90,303

Remaining lease term	1.8 years
Discount rate	3.63%

Cash paid during the year for amounts included in the measurement of lease liabilities is as follows:

	For the Four Months Ended		For the Years Ended
	April 30, 2025	April 30, 2024	December 31, 2024	December 31, 2023
Cash paid for operating lease	$32,961	$42,668	$128,643	$124,897

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Future annual minimum under non-cancellable operating leases as of December 31, 2024 were as follows:

Years ended Apr 30,
2026	133,820
2027	102,861
Total minimum lease payments	236,681
Less imputed interest	(7,756)
Present value of minimum lease payments	$228,925

Note 5 – Inventory

Inventory consisted of the following:

	April 30,	December 31,
	2025	2024
Finished goods	$118,502	$132,289
Raw materials	100,560	113,378
Allowance for excess & obsolete inventory	(204,840)	(219,687)
Inventory, net	$14,222	$25,980

Overhead expenses of $2,899 and $10,571 were included in the inventory balance as of April 30, 2025 and December 31, 2024, respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	April 30,	December 31,
	2025	2024
Furniture, equipment and computers	$105,653	$105,653
Vehicles	15,000	15,000
	120,653	120,653
Accumulated depreciation	(116,412)	(114,955)
Property and equipment, net	$4,241	$5,698

Depreciation expense amounted to $1,457 for the four months ended April 30, 2025, of which $178 was allocated to cost of revenue, $45 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $8,483 for the four months ended April 30, 2024, of which $713 was allocated to cost of revenue, $179 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $20,065 for the year ended December 31, 2024, of which $2,139 was allocated to cost of revenue, $535 was allocated to inventory, with the remainder recorded as selling, general and administrative expense. Depreciation expense amounted to $29,655 for the year ended December 31, 2023, of which $2,818 was allocated to cost of revenue, $705 was allocated to inventory, with the remainder recorded as selling, general and administrative expense.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

 Note 7 – Intangible Assets

Intangible assets consisted of the following:

	April 30,	December 31,
	2025	2024
Website development costs	$22,713	$22,713
Trademarks	1,830	1,830
	24,543	24,543
Accumulated amortization	(22,713)	(22,713)
Intangible assets, net	$1,830	$1,830

        Website development costs are amortized over five years. Trademarks are not amortized since they have an indefinite life. No amortization expense was recorded during the four months ended April 30, 2025 and 2024 or the years ended December 31, 2024 and 2023, as the website development costs have been fully amortized.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	April 30,	December 31,
	2025	2024
Accounts payable	$306,862	$165,352
Sales commissions payable	3,389	1,765
Accrued payroll liabilities	97,990	263,367
Product warranty accrual	38,382	53,148
Other accrued expenses	110,653	66,845
Total	$557,276	$550,477

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

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. During the four months ended April 30, 2025 and 2024 and the years ended December 31, 2024 and December 31, 2023, the Company paid $0, $0, $6,763 and $18,273, respectively, in commissions under this agreement.

On October 13, 2022, the Company entered into an agreement with Lone Star Bioscience, Inc. (Lone Star) to provide engineering design services. Nicholas Etten, one of our independent directors, is the Chief Executive Officer of Lone Star. The balance due under this agreement totaled $2,500 with $1,250 received as a deposit in 2022. Another agreement for engineering services was signed on December 20, 2022, in the amount of $10,900. We entered into positive change orders in March 2023 of $3,577 increasing the total of the second sales order to $14,477. Revenue and cash of $16,977 was recorded in the year ended December 31, 2023 in respect of these agreements. No transactions were recorded during the four months ended April 30, 2025 and 2024 or the year ended December 31, 2024, in respect of these agreements.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the four months ended April 30,2025 and 2024, and the year ended December 31, 2024, the Company paid Mr. Etten $40,750, $0, and $58,250, respectively, in respect of services related to this agreement.

Note 10 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. The Company intends to defend the claims on the basis that they promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceeded $2,000,000 (Claims”). The Company denied all the Claims and that Claimant was entitled to any damages. The Company believed the Claimant was owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. The Company believed all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. The case was mediated with the American Arbitration Association (“AAA”).

Effective May 9, 2025, the Company entered into a settlement agreement whereby all Claims by Optima Consulting Services, LLC, were to be settled in full upon the payment of $250,000 by the Company to Optima Consulting Services, LLC. This settlement payment was funded by the Company’s insurance coverage, subject to a total of $35,000 in deductibles paid by the Company itself.

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

Leases

The Company has a lease agreement for its manufacturing and office space. Refer to Note 4 Leases above.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

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

Note 11 – Preferred and Common Stock

Preferred Stock

Authorized Preferred Stock

As of April 30, 2025 and December 31, 2024, the Company was authorized to issue 25,000,000 shares of preferred stock, with a par value of $0.00001 per share.

No shares of preferred stock were issued or outstanding as of April 30, 2025 or December 31, 2024.

Common Stock

Authorized Common Stock

As of April 30, 2025 and December 31, 2024, the Company was authorized to issue 200,000,000 shares of common stock with a par value of $0.00001 per share.

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

Issued Common Stock

As of April 30, 2025 and December 31, 2024, the Company had 802,346 and 793,109 shares of common stock issued and outstanding, respectively.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

During the four months ended April 30, 2025, the Company issued 9,237 shares of its common stock as follows:

●	9,237 shares of common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

Consequently, effective April 30, 2025, 802,346 shares of common stock were issued and outstanding.

During the four months ended April 30, 2024, the Company issued 11,364 shares of its common stock as follows:

●	11,364 shares of common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

Consequently, effective April 30, 2024, 684,454 shares of common stock were issued and outstanding

As of December 31, 2024, and December 31, 2023, the Company had 793,109 and 673,090 shares of common stock issued and outstanding, respectively.

During the year ended December 31, 2024, the Company issued shares of its common stock as follows:

●	12,893 shares of common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

●	107,126 shares of common stock were issued to round up partial shares following the one-for-twelve reverse stock split effective June 7, 2024.

Consequently, effective December 31, 2024, 793,109 shares of common stock were issued and outstanding.

During the year ended December 31, 2023, the Company issued shares of its common stock as follows:

●	10,200 shares common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

Consequently, effective December 31, 2023, 673,090 shares of common stock were issued and outstanding.

As further discussed further in Note 14 Subsequent Events below, effective June 6, 2025, the Company issued 39,000 shares of common stock as part of the purchase consideration for the acquisition of Fat Panda.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Note 12 – Outstanding Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock during the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023:

			Weighted	Weighted
			Average	Average	Aggregate
	Warrants		Exercise	Remaining Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at December 31, 2022	635,314	635,314	$61.72	49	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Outstanding at December 31, 2023	635,314	635,314	$61.72	37	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	(18,976)	(18,976)	$115.13	-	-

Outstanding at December 31, 2024	616,338	616,338	$60.08	26	-

Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-		-	-

Outstanding at April 30, 2025	616,338	616,338	$60.08	22	-

The following table summarizes information about warrants outstanding at April 30, 2025.

	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$60.00	592,125	592,125	22

$61.95	24,213	24,213	22

	616,338	616,338	22

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

April 30, 2025

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

Note 13 – Equity Incentive Plans

Directors Remuneration

During the four months ended April 30, 2025

On January 2, 2025, the Company issued RSU grants of 9,237 shares of common stock under the 2021 Equity Incentive Plan three of its independent directors. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors. The RSUs vested upon grant.

During the year ended December 31, 2024

On December 17, 2024, the Company issued an RSU grant of 3,058 shares of common stock under the 2021 Equity Incentive Plan to newly elected independent director. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors. The award was issued such that 50% of the RSUs vested upon grant and the remaining 50% vested on the one-year anniversary of the award. A total of 1,529 shares of the Company’s common stock were issued in settlement of the RSUs effective December 17, 2024, the date of the grant.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

During the four months ended April 30, 2024

On January 2, 2024, the Company issued RSU grants of 11,364 shares of common stock under the 2021 Equity Incentive Plan three of its independent directors. The RSUs were granted as an equity retention award pursuant to the Company’s compensation plan for independent directors. The RSUs vested upon grant.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

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

As of April 30, 2025, of the 27,778 shares authorized under the 2017 Equity Plan, 13,641 relate to restricted shares issued, 11,284 relate to outstanding non-qualified stock options and 2,853 shares remain available for future equity awards.

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

  Equity Incentive Plan Issuances During the four months ended April 30, 2025

-	9,237 shares of its common stock were issued in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	432 non-qualified stock options expired that had previously been issued under the 2021 Equity Incentive Plan.

-	Equity Incentive Plan Issuances Forfeitures and Expirations During the Four Months Ended April 30, 2024

-	Issued 11,364 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.
-
-	Equity Incentive Plan Issuances Forfeitures and Expirations During the Twelve Months Ended December 31, 2024

-	Issued 1,529 shares of common stock in settlement of restricted stock units issued to a newly elected independent director. The grant was for a total of 3,058 shares, 50% of which vested immediately and the remaining units will vest in one year.

-	Issued 11,364 shares of its common stock in settlement of restricted stock units issued to three of its independent directors under the 2021 Equity Incentive Plan, pursuant to the Director Compensation plan adopted on January 17, 2022.

-	3,808 non-qualified stock options were forfeited that had previously been issued under the 2021 Equity Incentive Plan.

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

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

The following is a summary of such share-based compensation costs included in the Company’s consolidated statements of operations for the four months ended April 30, 2025 and April 30, 2024 and the years ended December 31, 2024 and 2023:

	For the Four Months Ended April 30,		For the Years Ended December 31,
	2025	2024	2024	2023
Share-based compensation expense included in:
Cost of revenue	$-	$-	$-	$4,898
Advertising and marketing expenses	-	-	-	1,113
Product development costs	-	-	-	3,570
Selling, general and administrative expenses	79,167	76,969	82,457	178,033
Total share-based compensation expense included in consolidated statement of operations	$79,167	$76,969	$82,457	$187,615

As of April 30, 2025, of the 55,556 shares authorized under the 2021 Equity Plan, 33,267 relate to restricted shares issued, 11,003 relate to outstanding non-qualified stock options, 3,401 relate to outstanding incentive stock options, 1,529 related to outstanding restrictive stock units, and 6,355 shares remain available for future equity awards.

 There was $7,854 in unrecognized compensation expense for unvested restricted stock units at April 30, 2025 which will be recognized over approximately 1 year.

Restricted Stock Awards

No shares of restricted stock were issued during the four months ended April 30, 2025 and 2024 or the years ended December 31, 2024 and 2023.

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

The Company determines the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, the Company may use different assumptions for options granted throughout the year. No stock options were issued during the four months ended April 30, 2025 and 2024 or the year ended December 31, 2024. During the year ended December 31, 2023, the valuation assumptions used to determine the fair value of each option award on the date of grant were: expected stock price volatility 152.23%; expected term of 10 years and risk-free interest rate 3.48%.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Employee and Consultant Options

A summary of the stock options granted to employees and consultants under the 2017 Equity Plan and the 2021 Equity Incentive Plan during the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2022	16,006	$107.28	7.6	$-
Granted	11,541	$10.80	6.9	$-
Exercised	-	$-	-	$-
Forfeited	(1,691)	$35.76	9.1	$-
Expired	(687)	$10.68	-	$-
Outstanding, December 31, 2023	25,169	$70.44	6.6	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(3,808)	$38.77	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2024	21,361	$76.04	4.9	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	(432)	$141.47	-	$-
Outstanding, April 30, 2025	20,929	$77.61	4.6	$-
Exercisable, April 30, 2025	20,929	$77.61	4.6	$-

A summary of non-vested stock options activity for employees and consultants under the 2017 Equity Plan and the 2021 Equity Plan for the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant-Date Fair Value
Nonvested, December 31, 2022	2,396	$60.36	$-	$144,643
Granted	11,541	$10.56	$-	$121,870
Vested	(13,076)	$11.04	$-	$(144,359)
Forfeited	(28)	$80.04	$-	$(2,223)
Expired	-	-	$-	$-
Nonvested, December 31, 2023	833	$80.04	$(21,344)	$21,800
Granted	-	$-	$-	$-
Vested	(417)	$26.16	$10,672	$(10,900)
Forfeited	(417)	$26.16	$10,672	$(10,900)
Expired	-	-	$-	$-
Nonvested, December 31, 2024	-	$-	$-	$-
Granted	-	$-	$-	$-
Vested	-	$-	$-	$-
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested, April 30, 2025	-	-	$-	$-

For the four months ended April 30, 2025 and 2024 and the years ended December 31, 2024 and 2023, the Company recorded $0, $2,272, $(5,522) and $86,298 as compensation expense related to vested options issued to employees and consultants, net of forfeitures, respectively. As of April 30, 2025, there was no unrecognized share-based compensation related to unvested options.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Director Options

A summary of the non-qualified stock options granted to directors under the 2017 Equity Plan and 2021 Equity Plan during the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023 are presented in the table below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, December 31, 2022	4,760	$113.34	6.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2023	4,760	$113.34	5.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, December 31, 2024	4,760	$113.34	4.0	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, April 30, 2025	4,760	$113.34	3.6	$-
Exercisable, April 30, 2025	4,760	$113.34	3.6	$-

There was no non-vested non-qualified stock option activity for directors for the four months ended April 30, 2025, the four months ended April 30, 2024 or the years ended December 31, 2024 and December 31, 2023.

 Restricted Stock Units

A summary of the RSUs awarded to employees, directors and consultants under the 2021 Equity Plan during the four months ended April 30, 2025 and the years ended December 31, 2024 and 2023 are presented in the table below:

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, December 31, 2022	81	$89.04	$-
Granted	9,919	$10.08	$-
Vested and settled with share issuance	(10,200)	$12.24	$-
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2023	-	$8.18	$-
Granted	14,422	$6.93	$17,104
Vested and settled with share issuance	(12,893)	$6.79	$(17,189)
Forfeited/canceled	-	$-	$-
Outstanding, December 31, 2024	1,529	$8.18	$-
Granted	9,237	$8.12	$-
Vested and settled with share issuance	(9,237)	$8.12	$-
Forfeited/canceled	-	$-	$-
Outstanding, April 30, 2025	1,529	$8.18	$-

For the four months ended April 30, 2025 and April 30, 2024 and the years ended December 31, 2024 and 2023, the Company recorded $79,167, $75,000, $87,980 and $101,316, respectively, as compensation expense related to vested RSUs issued to employees, directors and consultants. As of April 30, 2025, there was $7,854 in unrecognized share-based compensation related to unvested RSUs.

Note 14 – Income Taxes

For financial reporting purposes, there were no provisions for U.S. federal, state or international income taxes for the four months ended April 30, 2025 and 2024 and for the years ended December 31, 2024 or 2023 due to the Company’s net operating losses (“NOLs”) in such periods and full valuation allowance recorded against the net deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and the reported provision for income taxes are summarized as follows:

	April 30,		December 31,
	2025	2024	2024	2023
Income taxes computed at the federal statutory rate	$(288,000)	$(245,000)	$(671,000)	$(611,000)
States taxes, net of federal benefits	(54,000)	(46,000)	(160,000)	(115,000)
Permanent differences	(7,000)	(38,000)	(38,000)	2,000
True-up adjustments	(6,000)	51,000	47,000	(89,000)
Adjustment to net operating loss	-	-	63,000	(45,000)
Change in valuation allowance	355,000	278,000	759,000	858,000
Reported income tax (benefit) expense	$-	$-	$-	$-

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

The components of the net deferred tax assets as of April 30, 2025, December 31, 2024 and 2023 are as follows:

	April 30,	December 31,
	2025	2024	2023
Deferred tax assets:
Net operating losses	$8,309,000	$7,980,000	$7,195,000
Equity compensation	299,000	280,000	268,000
Other deferred tax assets	96,000	89,000	127,000
Total deferred tax assets	8,704,000	8,349,000	7,590,000
Deferred tax liabilities:
Other deferred tax liabilities	-	-	-
Total deferred tax liabilities	-	-	-
Net deferred tax assets before valuation allowance	8,704,000	8,349,000	7,590,000
Less valuation allowance	(8,704,000)	(8,349,000)	(7,590,000)
Net deferred tax assets	$-	$-	$-

As of April 30, 2025, the Company has U.S. federal and state net operating losses (“NOLs”) of approximately $33,302,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037. The balance of $22,106,000 NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

The securities sales we completed in September 2021 and February 2022 will need to be evaluated for determination of any “ownership change” that we may have undergone during a determination period. If an ownership change has occurred, our ability to use our net operating loss carryforwards is materially limited and it would harm our future post tax results by effectively increasing our future tax obligations.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance as of April 30, 2025, December 31, 2024 and 2023. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company is subject to examination by the IRS for the calendar year 2019 and thereafter. These examinations may lead to ordinary course adjustments or proposed adjustments to the Company’s taxes or the Company’s net operating losses with respect to years under examination as well as subsequent periods.

The Company recognizes in its consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of operating expense. The Company does not believe there are any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date. There were no penalties or interest liabilities accrued as of April 30, 2025, December 31, 2024 or 2023, nor were any penalties or interest costs included in expense for the four months ended April 30, 2025 and 2024 and the years ended December 31, 2024 and 2023.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Note 15 – Subsequent Events

Settlement of Litigation

Effective May 9, 2025, the Company entered into a settlement agreement whereby all Claims by Optima Consulting Services, LLC against the Company were settled in full upon the payment of $250,000 by the Company to Optima Consulting Services, LLC. This settlement payment was funded by the Company’s insurance coverage, except for $35,000 in deductibles which were paid by the Company itself.

  Acquisition of Fat Panda

On June 6, 2025, 16728502 CANADA INC., a corporation incorporated under the laws of Canada (“AcquireCo”), and a wholly-owned subsidiary of CEA Industries Inc., a Nevada corporation (“CEA”), acquired by the purchase of all the equity of four operating companies, 7446285 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, 10050200 MANITOBA LTD., a corporation incorporated under the laws of Manitoba, FAT PANDA LTD., a corporation incorporated under the laws of Manitoba, and FAT PANDA DIRECT LTD., a corporation incorporated under the laws of Manitoba (together “Fat Panda”). As a result of the acquisition, CEA acquired the business of Fat Panda and will continue the existing business operations as wholly-owned subsidiaries.

Fat Panda is central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The company operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

The acquisition included all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The sellers will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

The purchase price was CAD $18.0 million (USD $12.6 million) comprised of approximately CAD $12.1 million in cash to the sellers, 39,000 shares of VAPE common stock with an agreed value of CAD $700,000, and seller notes totaling CAD $2.56 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of USD $4.0 million, which is due in six months. In addition, CAD $2.6 million has been placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters.

Financing of Acquisition

Interim Loan Facility

On June 4, 2025, CEA entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed USD$4,000,000. The loan due date is December 3, 2025, subject to the right of CEA to prepay any amount of the borrowed funds together with outstanding unpaid interest and a prepayment penalty. The loan is interest only, until the maturity date, payable monthly. The interest rate is 3% for the first three months and then 2% per month thereafter of the outstanding loan amount. The loan is secured by a first lien on all the assets of CEA, AcquireCo and Fat Panda, subject to certain exceptions and permitted liens and permitted dispositions. The vendor notes of the Fat Panda sellers are subordinate to the security interests granted under the security agreements related to the loan facility. The loan facility has typical representations and warranties of the borrower, default provisions, and various covenants, including the covenant to maintain at least $1,500,000 in cash and have a minimum of $4,000,000 in working capital (inclusive of any cash).

Long Term Financing

CEA and AcquireCo, intend to replace the interim credit facility with a long term credit facility with a money center Canadian bank or other institutional lender, in the amount of $7,000,000 or more, as may be negotiated. The facility will be used to repay the interim credit facility and to provide working capital for the Fat Panda business. There is no assurance that the enterprise will be able to enter into such a credit facility, in a timely manner, and the terms are to be negotiated.

CEA Industries Inc.

Notes to Consolidated Financial Statements

April 30, 2025

(in US Dollars except share numbers)

Equity Financing

CEA intends to seek to enter into one or more equity financing arrangements, including an At-The-Market (“ATM”) facility with a money center brokerage firm. Such an ATM typically provides for the company to sell shares of common stock from time to time, in an amount to be determined by the company, within certain parameters and agreed by the brokerage firm. CEA does not currently have any such arrangements for any form of equity financing, and if it does negotiate an equity financing or an ATM arrangement, there is no assurance that any equity financing will be on terms acceptable to the Company.

On June 11, 2025, the Board of Directors approved the issuance of 2,700 non-qualified stock options under the 2017 Equity Plan to certain employees. The options have a term of 10 year, will vest one year from the grant date and have an exercise price of $7.74 per share.

Effective June 13, 2025, the Company changed its ticker symbol on the NASDAQ Capital Market from “CEAD” to “VAPE”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: July 25, 2025	By:	/s/ Anthony K. McDonald
Anthony K. McDonald
Chief Executive Officer and President
(Principal Executive Officer and acting Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 25, 2025	By:	/s/ Anthony K. McDonald
Anthony K. McDonald, Chairman of the Board (Principal Executive Officer and Principal Financial Officer)

Dated: July 25, 2025	By:	/s/ James R. Shipley
James R. Shipley, Director

Dated: July 25, 2025	By:	/s/ Nicholas J. Etten
Nicholas J. Etten, Director

Dated: July 25, 2025	By:	/s/ Marion Mariathasan
Marion Mariathasan, Director

Dated: July 25, 2025	By:	/s/ Mattthew Tarallo
Matthew Tarallo, Director

70

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

71

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

10.7	Purchase Agreement dated February 7, 2025, for the acquisition of Fat Panda Ltd. Et.al. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2025, for the event of February 7, 2025.)

10.8	Amendment No. 1 to the Purchase Agreement dated February 7, 2025 (incorporated by reference from Exhibit 1.2 of the Current Report on Form 8-K filed June 10, 2025).

10.9	Amendment No. 2 to the Purchase Agreement dated February 7, 2025 (incorporated by reference from Exhibit 1.3 of the Current Report on Form 8-K filed June 10, 2025).

14.1	Code of Business Code and Ethics adopted February 13, 2018 (incorporated herein by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).

19.1

Form of CEA Industries Statement of Policy on Insider Trading (adopted by the Board of Directors on November 24, 2021) (incorporated herein by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed March 27, 2025).

21.1*	Subsidiaries

23.1*	Consent of Sadler, Gibb & Associates, L.L.C., Independent Registered Public Accounting Firm, relating to Registration Statement on Forms S-8 and S-3.

31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

72

32.2**	Certification of Principal Financial and Accounting, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	CEA Industries Policy for the Recovery of Erroneously Awarded Compensation adopted March 1, 2023 (incorporated herein by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed March 27, 2025).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or compensatory plan.
*	Filed herewith.
**	Furnished herewith.

73