Form 10-Q
period 2025-07-31
CEA Industries Inc.
filed 2025-09-22
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41266

CEA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C Louisville, Colorado 80027	80027
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BNC	Nasdaq Capital Markets
Warrants to purchase common stock	BNCW	Nasdaq Capital Markets

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

As of September 18, 2025, the number of outstanding shares of common stock of the registrant was 43,083,082.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended July 31, 2025

Table of Contents

Page
Cautionary Statement	ii

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of July 31, 2025 (Successor) (Unaudited) and April 30, 2025 (Predecessor) (Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Period from June 7, 2025 through July 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Three Months Ended July 31, 2024 (Predecessor) (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Period from June 7, 2025 through July 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Three Months Ended July 31, 2024 (Predecessor) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from June 7, 2025 through July 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Three Months Ended July 31, 2024 (Predecessor) (Unaudited)	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II — OTHER INFORMATION	51

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults Upon Senior Securities	64

Item 4. Mine Safety Disclosures	64

Item 5. Other Information	64

Item 6. Exhibits	64

SIGNATURES	65

EXHIBIT INDEX	66

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

These forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other factors that could cause our actual results of operations, financial condition, liquidity, performance, prospects, opportunities, achievements or industry results, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or suggested by, these forward-looking statements. These forward-looking statements are based on assumptions regarding our present and future business strategies and the environment in which we operate. Important factors that could cause those differences include, but are not limited to:

●	our business prospects and the transition the company is making to limit its historic engineering and grow facility operations while seeking new opportunities in the Canadian vape products market;

●	our overall financial condition and outstanding debt obligations;

●	the impact on our business from our restructuring and our ability to transition our operations;

●	the inherent uncertainty of product development and product selection to meet customer and client requirements, and whether there are or will be warranty claims;

●	regulatory, legislative and judicial developments;

●	competitive pressures in our current and future businesses;

●	the ability to effectively operate our business, including servicing our existing customers and obtaining new business in our markets;

●	our relationships with our customers and suppliers and our reliance on a limited number of customers and suppliers;

●	changes in our business strategy and development plans, and in our plans for seeking strategic alternatives;

●	our ability to attract and retain qualified personnel;
ii

●	our ability to raise equity and debt capital, as needed from time to time, to fund our operations and business strategy, including possible strategic alternatives and acquisitions;
●	our ability to identify, complete and integrate potential strategic alternatives and acquisitions;

●	future revenue being lower than expected;

●	the substantial changes in the amount and current size of our backlog for the CEA business and our ability to convert backlog into revenue in a timely manner, or at all;

●	our intention not to pay dividends;

●	our ability to maintain our listing of the shares of common stock and common stock purchase warrants on NASDAQ and the price volatility and limited trading volumes of our securities in the public market; and

●	other risks and uncertainties described in this Report, including those under the section entitled “Risk Factors”.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

iii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,019,711	$2,148,606
Accounts receivable, net	188,995	228,507
Related party receivables	-	668,301
Contract assets, net	233,274	-
Inventory, net	3,374,770	3,293,947
Prepaid expenses and other	479,848	119,012
Total Current Assets	7,296,598	6,458,373
Noncurrent Assets
Property and equipment, net	298,631	322,880
Goodwill	4,218,445	-
Intangible assets (net of accumulated amortization of $78,890)	5,152,027	-
Deferred tax asset	-	154,951
Deposits	231,257	217,379
Operating lease right-of-use asset	1,931,103	1,890,013
Total Noncurrent Assets	11,831,463	2,585,223

TOTAL ASSETS	$19,128,061	$9,043,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$2,989,164	$2,255,445
Income tax payable	47,296	$105,476
Deferred revenue	433,122	-
Note payable	3,802,194	-
Related party note payable	360,850	-
Current portion of operating lease liability	661,985	528,914
Royalty liabilities	12,803	18,051
Total Current Liabilities	8,307,414	2,907,886

Noncurrent Liabilities
Operating lease liability, net of current portion	1,302,568	1,374,639
Deferred tax liabilities	1,241,444	-
Related party convertible note payable	741,763	-
Related party note payable	634,974	-
Total Noncurrent Liabilities	3,920,749	1,374,639

TOTAL LIABILITIES	12,228,163	4,282,525

Commitments and Contingencies (Note 10)	-	-

SHAREHOLDERS’ EQUITY
Common stock, $0.00001 par value; 200,000,000 authorized; 860,457 shares issued and outstanding	9	-
Common stock; unlimited authorized; 1,410 shares issued and outstanding	-	401
Additional paid in capital	54,597,106	-
Retained (deficit) earnings	(47,650,353)	4,837,746
Accumulated comprehensive loss	(46,864)	(77,076)
Total Shareholders’ Equity	6,899,898	4,761,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,128,061	$9,043,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024

Revenue	$4,579,758	$2,927,689	$6,958,270

Cost of revenue	3,207,166	2,001,537	4,054,322

Gross profit	1,372,592	926,152	2,903,948

Operating expenses:
Advertising and marketing expenses	71,769	63,202	80,549
Product development costs	-	-	70,717
Selling, general and administrative expenses	6,941,903	842,348	1,888,712
Total operating expenses	7,013,672	905,550	2,039,978

Operating (loss) income	(5,641,080)	20,602	863,970

Other expense
Interest expense/amortization of debt discount	(267,418)	-	-
Total other expense	(267,418)	-	-

(Loss) income before (benefit) provision for income taxes	(5,908,498)	20,602	863,970

Provision for income taxes	(60,101)	1,589	155,547

Net (loss) income	$(5,848,397)	$19,013	$708,423

Other comprehensive (loss) income, net of tax
Foreign currency translations adjustment	(46,864)	34,825	32,231

Other comprehensive (loss) income, net of tax	$(5,895,261)	$53,838	$740,654

(Loss) earnings per common share – basic and diluted	$(6.94)	$13.48	$502.43

Weighted average number of common shares outstanding, basic and diluted	842,852	1,410	1,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulative comprehensive loss	Shareholders’ Equity
Successor
Balance June 6, 2025	802,346	$8	$49,613,146	$(41,801,956)		$7,811,198
Fair value of restricted stock units vesting to directors	-	-	7,854	-	-	7,854
Fair value of restricted stock units issued to directors	-	-	2,329,698	-	-	2,329,698
Common shares issued on settlement on vesting of restricted stock units issued to directors	1,529	-	-	-	-	-
Fair value of restricted stock units issued to employees	-	-	2,329,679	-	-	2,329,679
Fair value of vesting stock options granted to employees	-	-	2,780	-	-	2,780
Common shares issued on acquisition of Fat Panda	39,000	1	313,949	-	-	313,950
Cashless exercise of warrants	17,582	-	-	-	-	-
Foreign currency translation	-	-	-	-	(46,864)	(46,864)
Net loss	-	-	-	(5,848,397)	-	(5,848,397)
Balance July 31, 2025	860,457	$9	$54,597,106	$(47,650,353)	$(46,864)	$6,899,898

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulative comprehensive loss	Shareholders’ Equity
Predecessor:
Balance April 30, 2025	1,410	$401	$-	$4,837,746	$(77,076)	$4,761,071
Foreign currency translation	-	-	-	-	34,825	$34,825
Net income	-	-	-	19,013	-	$19,013
Balance June 6, 2025	1,410	$401	$-	$4,856,759	$(42,251)	$4,814,909

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulative comprehensive loss	Shareholders’ Equity
Predecessor:
Balance April 30, 2024	1,410	$401	$-	$4,267,817	$(76,157)	$4,192,061
Foreign currency translation	-	-	-	-	32,231	32,231
Net income	-	-	-	708,423	-	708,423
Balance July 31, 2024	1,410	$401	$-	$4,976,240	$(43,926)	$4,932,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024
Cash Flows From Operating Activities:
Net (loss) income	$(5,848,397)	$19,013	$708,423
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	96,479	13,258	20,046
Share-based compensation	4,668,750	-	-
Amortization of debt discount	27,912	-	-
Loss on disposal of property, plant, and equipment	(2,131)	-	-
	-	-	-
Changes in operating assets and liabilities:	-	-	-
Accounts receivable, net	(7,858)	53,226	(85,601)
Related parties receivables	-	-	(19,713)
Income tax payable	(59,834)	1,589	(176,566)
Inventory, net	286,305	(362,569)	(220,364)
Prepaid expenses and other	1,117,969	6,632	(19,696)
Accounts payable and accrued liabilities	(1,972,092)	35,336	(118,620)
Deferred revenue	(33,027)	-	-
Contract assets, net	1,439	-	-
Operating lease liability, net	(954)	256	59,804
Royalty liabilities	-	(5,183)	(7,244)
Deferred taxes	-	-	(142,454)
Net cash proved by (used in) operating activities	(1,725,439)	(238,442)	(1,985)

Cash Flows From Investing Activities
Cash paid for acquisition of Fat Panda	(10,644,080)	-	-
Net cash used in investing activities	(10,644,080)	-	-

Cash Flows From Financing Activities
Proceeds from issuance of note payable	3,910,282	-	-
Net cash provided by financing activities	3,910,282	-	-

Net change in cash and cash equivalents	(8,459,237)	(238,442)	(1,985)
Effect of exchange rate changes on cash	31,536	13,620	(4,214)
Cash and cash equivalents, beginning of period	11,447,412	2,148,606	2,076,613
Cash and cash equivalents, end of period	$3,019,711	$1,923,784	$2,070,414

Supplemental cash flow information:
Issuance of common stock for Fat Panda acquisition	$313,950	$-	$-
Issuance of related party notes for Fat Panda acquisition	$1,511,100	$-	$-
CRA Indemnity Note	$365,000	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 1 – Nature of Operations

Description of Business

CEA Industries Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2009, and is headquartered in Louisville, Colorado. The Company has historically operated a portfolio of consumer and commercial businesses and recently undertook a significant strategic shift by adopting a digital asset treasury strategy focused on accumulation of the native cryptocurrency of the BNB Chain blockchain commonly referred to as “BNB” as its primary treasury asset.

The Company’s treasury business consists of acquiring BNB, holding BNB on its balance sheet, and engaging in income producing activities from the BNB held in the treasury, including, but not limited to, validation services, lending or other decentralized finance services. The Company initiated its BNB treasury operations on August 5, 2025, when the Company closed the private placement offering (or the “PIPE”) pursuant to the Securities Purchase Agreement, dated July 28, 2025, between the Company and the Purchasers thereto which provided for approximately $500,000,000 in gross proceeds plus up to an additional $750,000,000 of gross proceeds which may be received from the exercise of warrants exercisable for shares of Common Stock of the Company at a price of $15.15 per share. The intended use of net proceeds from the offering is to acquire BNB.

The Company’s operating businesses consist of selling environmental control and other technologies to the Controlled Environment Agriculture (“CEA”) industry and manufacturing and retailing e-cigarettes, vape devices and e-liquids.

In service of the CEA industry, through its subsidiary Surna Cultivation Technologies LLC, the Company provides climate control systems and air handling equipment to commercial indoor crop cultivation facilities. The Company’s customers include commercial, state- and provincial-regulated CEA growers in the U.S. and Canada, with facilities ranging from several thousand to more than 100,000 square feet. Customers typically engage the Company to assist with building new facilities or expanding or retrofitting existing facilities. The Company leverages its experience in the CEA space to bring value-added climate control solutions that help improve its customers’ overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements.

The Company, through its subsidiary, Fat Panda Limited, is also one of central Canada’s largest retailers and manufacturers of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The Company entered this business through the acquisition of Fat Panda Limited (“Fat Panda”), which closed June 6, 2025. The Company operates 33 retail locations, including 29 Fat Panda stores and four Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

Being the earliest entrant in the Central Canadian market in 2013, Fat Panda was able to establish itself as the only dedicated retailer of vaping products at the time. As a result, the brand became synonymous with vaping goods in the region, paving the way for future success and recognition as Fat Panda expanded geographically outwards from Winnipeg.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Fat Panda Group of Companies incorporated and commenced active operations on June 1, 2014, and its principal business activities include the manufacture, distribution and sale of vaping products and accessories. The Companies own and operate retail locations in Manitoba, Saskatchewan and Ontario. These locations have the following retail stores.

●	Saskatchewan: in 2024, 7 locations, and 5 in 2025,
●	Manitoba: 20 in both years, and
●	Ontario: 8 in 2024, 9 in 2025.

Changes to United States tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. As the Peoples Republic of China (“PRC”) is a particular focus of the tariffs and trade policies, and the Company uses products from the PRC in its product offerings, we expect that there will be disruption in that aspect of our business. We are in the process of searching for alternative suppliers, but there is no assurance that we will be able to find other suppliers at a price that will be reasonable.

Per the US-CAN tariffs, we have yet to be majorly affected by this. The only potential effect could be from raw material sourcing where many of our flavorings, the empty bottles, and nicotine are sourced from the United States. That being said, we have purchased large amounts of these materials in the past that we should not be affected for over a year. From what we understand, the only items that are manufactured in the US are the flavorings, whereas the nicotine and bottles are sourced from other countries and simply wholesaled/distributed by American Companies.

Impact of Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting. We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international, US domestic, and Canadian domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are not within or related to these regions of the world, nor within defense related industries, we do not believe we will be specifically targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes specifically related to those conflicts, as we principally operate in the United States and Canada. We do not believe that the conflicts will have any impact on our internal control over financial reporting. Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

Inflation

Our operations are being influenced by the level of inflation in the larger economy and in the industries related to building renovations, retrofitting and new build CEA facilities in which we operate. We believe that we will continue to face inflationary increases in the cost of products and our operations, which will adversely affect our margins and financial results and the pricing of our service and product supply contracts. Inflation is reflected in higher wages, increased pricing of equipment, delivery and transportation costs, and general operational expenses. As we move forward, we plan to continuously monitor our various contract terms and may decide to add clauses that will permit us to adjust pricing if inflation and price increase pressures on us will impact our ability to perform our contracts and maintain our margins.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026. The balance sheet information as of April 30, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025.

On June 6, 2025 (the “Acquisition Date”), CEA Industries Inc. completed its acquisition of the Fat Panda Group of Companies (“Fat Panda”) (the “Fat Panda Acquisition”). As further described in Note 3 – Business Combination, CEA Industries Inc. has been identified as the accounting acquirer (the “Successor”) and Fat Panda as the accounting predecessor (the “Predecessor”) in accordance with the acquisition method of accounting under ASC 805, Business Combinations. This determination was based on an evaluation of the post-acquisition governance structure, management composition, and other indicators of control.

As a result of this designation, the financial statements reflect a change in reporting entity. Financial information for periods prior to the Acquisition Date represents the historical operations of Fat Panda and is labeled as “Predecessor.” Financial information for periods beginning on and after the Acquisition Date reflects the operations of the combined entity under the control of CEA Industries Inc. and is labeled as “Successor” since CEA Industries Inc.’s operations prior to the acquisition were insignificant relative to those of Fat Panda. The merger was accounted for as a business combination using the acquisition method of accounting. The Successor financial statements reflect a new basis of accounting based on the fair value of the identifiable net assets acquired. Determining the fair value of certain assets and liabilities assumed involves significant judgment and the use of estimates and assumptions. See Business Combinations below for additional information on the fair values of assets and liabilities recorded in connection with the Fat Panda Acquisition.

As a result of applying the acquisition method of accounting as of the Acquisition Date, the accompanying consolidated financial statements include a black line division to distinguish between the Predecessor and Successor reporting entities. These entities are presented on different bases and are therefore not comparable. The lack of comparability is primarily due to the impacts of the Fat Panda Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor consolidated financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Liquidity

In assessing the Company’s liquidity, the Company monitors and analyzes its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses and capital expenditure obligations. Cash flow from investing and financing activities have been utilized to finance the working capital requirements of the Company. During the period June 7, 2025 through July 31, 2025, the Company had cash outflow from operating activities of approximately $1.7 million. As of July 31, 2025 the Company had cash of approximately $3 million and a working capital deficit of approximately $1 million.

In August 2025 subsequent to the end of the current quarter, the Company obtained $500 million in private investment in public equity (“PIPE”) investment commitments which is expected to provide sufficient liquidity to fund its operations for at least the next twelve months following the issuance of these consolidated financial statements. Based on the closing of the PIPE, the Company believes its working capital will be adequate to sustain the Company’s operations for the next twelve months.

Principles of Consolidation

These consolidated statements include the financial statements of the Company and the following subsidiary companies from the date of their incorporation, formation, or acquisition.

Company Name	Country of Formation / Incorporation	Date of Incorporation / Acquisition	Percentage Ownership
Hydro Innovations LLC	USA	August 1, 2008	100%
Surna Cultivation Technologies LLC	USA	January 25, 2022	100%
16728502 Canada Inc*	Canada	February 6, 2025	100%
Fat Panda Ltd	Canada	July 6, 2025	100%
Fat Panda Direct Ltd**	Canada	July 6 2025	100%
10050200 Manitoba Ltd**	Canada	July 6, 2025	100%
7446285 Manitoba Ltd	Canada	July 6, 2025	100%
CEA Management Canada Ltd	Canada	May 16, 2025	100%
CEA BRS LLC	USA	July 28, 2025	100%

*	Amalgamated with Fat Panda Ltd on August 1, 2025
**	Amalgamated with Fat Panda Ltd on July 9, 2025

All intercompany balances and transactions have been eliminated in consolidation.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Use of Estimates

Management makes estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets as it applies to impairment analysis and fair value of acquired assets, valuation of goodwill as it relates to acquisition, valuation of equity-based compensation, valuation of deferred tax assets and liabilities, warranty accruals, allowances for excess and obsolete inventory, allowances for leases relating to incremental borrowing rates, allowances for gift cards based on breakage, and legal contingencies.

Business Combinations

For acquisitions meeting the definition of a business combination, the acquisition method of accounting is used. The consideration transferred for the acquired business is allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets. Any excess of the amount paid over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date.

Cash, Cash Equivalents, and Restricted Cash

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

Cash includes deposits held in financial institutions which are insured by the Canada Deposit Insurance Corporation (CDIC) which automatically insures eligible deposits separately up to $100,000 Canadian dollars (“CAD”) per depositor, per insured bank, for each ownership category. As of July 31, 2025 (Successor), the Company had approximately $3,511,000 CAD in cash deposits in excess of the CDIC insurance limits at certain financial institutions.

The Company maintains deposits in U.S. financial institutions that exceed the federally insured amount of $250,000. As of July 31, 2025 *(Successor), the Company had approximately $153,000 in cash deposits in excess of the FDIC insurance limits at one financial institution.

The Company periodically monitors the financial condition of its financial institutions and considers strategies to mitigate credit risk exposure related to uninsured balances. The Company has not experienced any losses to date on depository accounts. The Company maintains its cash accounts with high credit quality financial institutions and therefore believes that its loss exposure is minimal.

Accounts Receivable and Allowance for Accounts Receivable

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

As of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), the allowance for doubtful accounts was $86,000 (successor) and $0 (predecessor), respectively.

Goodwill

Goodwill represents the excess of the purchase price for an acquisition over the fair value of the identifiable net assets acquired.

Goodwill is not amortized but rather is reviewed annually for impairment, at the reporting unit level, or when there is evidence that events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. When testing goodwill for impairment, the Company first performs an assessment of qualitative factors. If qualitative factors indicate that it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount, the Company tests goodwill for impairment at the reporting unit level using a two-step approach. In step one, the Company determines if the fair value of the reporting unit exceeds the unit’s carrying value. If step one indicates that the fair value of the reporting unit is less than its carrying value, the Company performs step two, determining the fair value of goodwill and, if the carrying value of goodwill exceeds its implied fair value, an impairment charge is recorded.

Intangible assets:

As of July 31, 2025 (Successor), the Company has recognized two intangible assets: one with an indefinite useful life and one with a finite useful life.

The indefinite-lived intangible asset, a trade name, is not subject to amortization. Instead, it is evaluated for impairment on an annual basis, or more frequently if events or changes in circumstances suggest that the asset may be impaired. The impairment assessment involves estimating the fair value of the trade name using discounted future cash flows and comparing it to its carrying amount. If the carrying amount exceeds the estimated fair value, an impairment charge is recorded for the difference.

The finite-lived intangible asset, also a trade name, is recorded at historical cost less accumulated amortization. Amortization is recognized on a straight-line basis over the asset’s estimated useful life of 10 years, which is determined based on the expected economic benefit and usage of the asset. This asset is reviewed for impairment whenever indicators of potential impairment arise. The evaluation compares the carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If the carrying value exceeds those cash flows, the asset is considered impaired, and the impairment loss is measured as the excess of the carrying amount over its fair value.

Based on the carrying value of intangible assets at July 31, 2025, estimated amortization expense for the subsequent five years is as follows: remaining three quarters of 2026—$388,306; 2027—$523,543; 2028—$523,543; 2029—$523,543; 2030—$523,543; and thereafter—$2,674,065.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding and potentially dilutive common stock equivalents, including common stock issuable upon conversion of a convertible loan note – related party, the exercise of stock options, warrants and restricted stock units, except in cases where the effect of the common stock equivalents would be antidilutive. Potential common stock equivalents consist of common stock issuable upon conversion of a convertible loan note – related party, exercise of stock options and warrants and the vesting of restricted stock units using the treasury method.

As of July 31, 2025 and 2024, there were respectively 1,085,621 (Successor) and 0 (Predecessor), potentially dilutive equity instruments outstanding in respect of a convertible loan note – related party, warrants, restricted stock units and stock options that were convertible into shares of the Company’s common stock. Of these potentially dilutive equity instruments outstanding, 496,803 (Successor) and 0 (Predecessor) related to warrants outstanding at July 31, 2025 and 2024, respectively, issued in connection with the sale of the Successor’s shares of series B Preferred stock and common stock, 524,999 (Successor) and 0 (Predecessor) as of July 31, 2025 and 2024, respectively, related to restricted stock units issued to directors and employees as compensation, 39,174 (Successor) and 0 (Predecessor) as of July 31, 2025 and 2024, respectively, related to shares of common share potentially issuable upon conversion a convertible loan note – related party and the remaining 24,645 (Successor) and 0 (Predecessor) potentially dilutive equity instruments outstanding as of July 31, 2025 and 2024, respectively, related to stock options that were convertible into shares of the Company’s common stock that had been issued to our directors and staff as compensation.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606 Revenue from Contracts with Customers. Under the revenue standard, a performance obligation is a promise in a contract with a customer to transfer a distinct good or service to the customer. Most of the Company’s contracts contain multiple performance obligations that include engineering and technical services as well as the delivery of a diverse range of climate control system equipment and components, which can span multiple phases of a customer’s project life cycle from facility design and construction to equipment delivery and system installation and start-up. The Company does not provide construction services or system installation services. Some of the Company’s contracts with customers contain a single performance obligation, typically engineering only services contracts.

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

The Company offers assurance-type warranties for its products and products manufactured by others to meet specifications defined by the contracts with customers and does not have any separate material performance obligations related to these warranties. The Company maintains a warranty reserve based on historical warranty costs.

●	Retail sales

Retail sales represent a single performance obligation to transfer goods to the customer, satisfied at the point of sale. The transaction price is allocated entirely to the product, and control transfers to the customer upon payment and delivery of the product. Revenue from retail sales is recognized at the point of sale, when control of the product transfers to the customer. Any sales taxes (e.g., GST and PST, where applicable) collected from customers are excluded from the transaction price and recorded as a liability on the balance sheet until remitted to the appropriate tax authority.

The company’s return policy is restrictive, and based on historical data and management’s judgment, no material liability for expected returns has been recorded for the period from June 7, 2025 to July 31, 2025 (Successor), the period from May 1, 2025 to June 6, 2025 (Predecessor) and the three months ended July 31, 2024 (Predecessor).

Gift card sales are recorded as a liability at the time of issuance. Revenue is recognized when gift cards are redeemed by customers or, if applicable, when the likelihood of redemption becomes remote (breakage), in accordance with applicable regulations. The Company monitors breakage rates for gift cards based on historical redemption patterns. Revenue related to breakage is recognized in proportion to the pattern of expected redemptions in accordance with ASC 606 guidance.

The Company also operates a customer loyalty program using promotional “buy 10, get 1 free” punch cards. Each punch card represents a performance obligation to provide a free product upon meeting the required threshold. At each reporting date, the company evaluates outstanding punch card obligations and records a liability based on the estimated redemption rate. For FY 2025 and 2024, management determined that the liability was immaterial to the financial statements. The loyalty program represents a separate performance obligation. Revenue allocated to loyalty points is deferred and recognized when points are redeemed or expired. Management evaluated the redemption rate annually and determined the liability to be immaterial as of July 31, 2025 (Successor) and April 30, 2025 (Predecessor).

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

●	E-commerce sales

Revenue is recognized according to FOB shipping point, where revenue is recognized when product ships from the warehouse. Historical return rates are minimal, and no material liability for returns has been recorded. Revenue is recognized when control of the product transfers to the customer, which occurs when product ships from the warehouse. Shipping and handling are considered fulfillment costs. There is no allowance for returns due to the historically low rate of returns.

●	Phone order sales

Phone order sales are treated as e-commerce sales. Revenue is recognized when product ships from the warehouse, where control transfers to the customer.

●	Factory direct wholesale revenue

Factory direct wholesale revenue follows the same recognition policy as e-commerce and phone order sales, with revenue recognized when product ships from the warehouse. Historical return rates are minimal, and no material liability for returns has been recorded.

●	Franchise fee revenue

Franchise royalty fees are variable consideration, based on a percentage of the franchisee’s sales. These are recognized as revenue in the period the sales occur. Initial franchise fees are recognized upon opening of the new franchise location.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Disaggregation of Revenue

In accordance with ASC 606-10-50-5 through 6, revenue is disaggregated by major products and services and geographic location, as it best depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

The following table sets forth the Company’s revenue by source:

	Successor	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024
CEA equipment and systems sales	$106,827	$-	$-
CEA engineering and other services	49,146	-	-
CEA shipping and handling	988	-	-
Retail Vape sales	4,182,722	2,717,341	6,061,541
E-commerce Vape sales	220,675	165,818	735,688
Factory direct wholesale Vape sales	7,064	794	7,766
Franchise fee Vape sales	-	-	122,887
Other Vape sales	12,336	43,736	30,389
Total revenue	$4,579,758	$2,927,689	$6,958,270

Geographic Information

The Company classifies sales by customers’ locations in two geographic regions: the United States and Canada.

Revenue	Period June 7, 2025 – July 31, 2025 (Successor)	Period May 1, 2025 – June 6, 2025 (Predecessor)	For the three months ended July 31, 2025 (Predecessor)
United States	$156,961	$-	$-
Canada	$4,422,797	$2,927,689	$6,958,270
Total	$4,579,758	$2,927,689	$6,958,270

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

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

In accordance with ASU No. 2016-13 (as amended), Measurement of Credit Losses on Financial Instruments, which the Company adopted on a prospective basis effective January 1, 2023, an allowance for doubtful accounts is recorded against the Company’s contract assets by applying an expected credit loss model. Each period, management assesses the appropriateness of the level of allowance for credit losses by considering credit risk inherent within its contract assets as of the end of the period. As of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), the allowance for doubtful accounts was $1,000 and $0, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We expect to complete our performance obligations and bill the customer for this contract asset during 2025. As of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), the Company had contract assets of $233,274 and $0, respectively.

Contract liabilities consist of advance payments in excess of revenue recognized. The Company’s contract liabilities are recorded as a current liability in deferred revenue in the consolidated balance sheets since the Company generally expects to recognize revenue in less than one year. Non-refundable customer deposits are recognized as revenue when previously abandoned customer contracts have been forfeited and a period of three years has passed. As of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), deferred revenue, which was classified as a current liability, was $433,122 (Successor) and $0 (Predecessor), respectively.

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

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Industry uncertainty, project financing concerns, and the licensing and qualification of our prospective customers, which are out of the Company’s control, make it difficult for the Company to predict when it will recognize revenue on its remaining performance obligations. There are risks that the Company may not realize the full contract value on customer projects in a timely manner or at all, and completion of a customer’s cultivation facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for customers to complete a project, which corresponds to when the Company is able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation system; (vii) the availability of power; and (viii) delays that are typical in completing any construction project. Further, based on the current economic climate, t and the Company’s recent cost cutting measures, there is no assurance that the Company will be able to fulfill its backlog, and the Company may experience contract cancellations, project scope reductions and project delays.

As of July 31, 2025 (Successor), the Company’s remaining performance obligations, or backlog, was approximately $630,000, a decrease of $96,000 from the June 6, 2025 (Successor) backlog of $726,000. The decrease was primarily the result of lower bookings for the period. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through fiscal year 2026 are as follows (Successor):

	Q2FY26	Total
Remaining performance obligations related to partial equipment & engineering paid contracts	630,000	630,000
Total remaining performance obligations	$630,000	$630,000

Product Warranty

The Company warrants the products that it manufactures for indoor cultivation facilities for a warranty period equal to the lesser of 12 months from start-up or 18 months from shipment. The Company’s warranty provides for the repair, rework, or replacement of products (at the Company’s option) that fail to perform within stated specification. The Company’s third-party suppliers also warrant their products under similar terms, which are passed through to the Company’s customers.

The Company (Successor) assesses the historical warranty claims on its manufactured products and, since 2016, warranty claims have been approximately 1% of annual revenue generated on these products. Based on the Company’s warranty policy, an accrual is established at 1% of the trailing 18 months revenue. The Company continues to assess the need to record a warranty reserve at the time of sale based on historical claims and other factors. The VAPE business (Predecessor) does not have a warranty policy for its products. As of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), the Company had an accrued warranty reserve amount of $49,124 and $0, respectively, which are included in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

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

Concentrations

Three customers accounted for 53%, 23% and 10% of the (Successor) Company’s revenue for the period June 7, 2025 through July 31, 2025.

Three customers accounted for 52%, 26%, and 10% of the (Successor) Company’s accounts receivable as of July 31, 2025. The (Predecessor) Company’s accounts receivable from three customers made up 57%, 33%, and 10% of the total accounts receivable balance as of April 30, 2025.

Foreign Currency Translation

The Company’s condensed consolidated financial statements are presented in U.S. dollar (“USD”). Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within common shareholders’ equity as currency translation adjustment. Monetary assets and liabilities that are denominated in foreign currencies are translated at the rate prevailing at each reporting date. The U.S. dollar effects that arise from translating the net assets of these companies are recorded in other comprehensive income.

Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s senior management team in deciding how to allocate resources and in assessing performance. The Company has one operating segment that is dedicated to the manufacture and sale of its products.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which introduces a practical expedient (for all entities) and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

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

In January 2025, the FASB issued Accounting Standards Update No. 2025-01 to clarify the effective date of ASU 2024-03 (disaggregation of income statement expenses) for non-calendar year-end entities. The clarification ensures that initial adoption is required in an annual reporting period (rather than unintentionally in an interim period) for entities with non-calendar year ends. The amendments align with the effective dates stated in ASU 2024-03 (annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027) and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2024-03 (as clarified by ASU 2025-01) on its unaudited condensed consolidated financial statements and related disclosures.

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

July 31, 2025

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

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosure.

Note 3 Business Combinations

On June 6, 2025 (the “Acquisition Date”, the Company acquired the Fat Panda Group of Companies, a Central Canada’s leading retailer and manufacturer of vaping products, holding a significant market share across Manitoba, Ontario, and Saskatchewan. With 33 retail locations and a thriving e-commerce platform, the company offers a wide range of high-quality vape devices and e-liquids, including its own premium in-house line.

The purchase price was $12.8 million comprised of approximately $10.6 million in cash to the sellers, 39,000 shares of VAPE common stock with an agreed value of $0.3 million and seller notes totaling $1.9 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of $4.0 million, which is due in six months. In addition, $1.9 million has been placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters.

The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their preliminary estimated fair values as of the Acquisition Date. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The goodwill is primarily attributable to the assembled workforce, synergies expected from combining operations, and future growth opportunities.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date and is based on the best estimate of management, which is subject to change within the measurement period.

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	$1,921,662
Accounts receivable	176,455
Related party receivables	673,281
Inventory	3,684,675
Prepaid expenses	113,200
Fixed assets	314,042
Right-of-use asset	1,851,228
Deposits	219,000
Intangibles – Trade name	5,228,990
Goodwill	4,218,445
Accounts payable and accrued liability	(2,307,942)
Income taxes payable	(107,867)
Royalty liability, current	(12,950)
Deferred tax liability	(1,255,721)
Lease liabilities - short-term	(532,855)
Lease liabilities - long-term	(1,332,273)
Total net assets acquired	$12,851,369

As part of the purchase price allocation, the Company determined the identifiable intangible assets were a trade name. The fair value of the intangible assets was estimated using variations of the income approach. Specifically, the relief from royalty method was utilized to estimate the fair value of the trade name. The valuation of intangible assets incorporates significant unobservable inputs (Level 3 inputs) and requires significant judgment and estimates, including the amount and timing of future cash flows and discount rates. The cash flows were based on estimates used to price the transaction, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

Due to the timing of the completion of the acquisition, the purchase price and related allocations are preliminary and could be revised as a result of adjustments made to the purchase price and additional information obtained regarding assets acquired and liabilities assumed. The purchase price allocation will be finalized within the measurement period of up to one year from the acquisition date.

The following table summarizes the acquired identifiable intangible assets, acquisition date estimated fair value and estimated useful lives:

Identifiable Intangible Assets	Acquisition Date Fair Value	Useful Life (In Years)
Intangible asset - trade name	$5,228,990	10 years

The Company’s buyer transaction costs to acquire the Fat Panda Group of Companies totaled approximately $1,000,000 and are included within transaction costs in the condensed consolidated statement of operations for the period from June 7, 2025, through July 31, 2025 (Successor). Payments for buyer transaction costs were made on behalf of the Company by the Company’s controlling stockholder and have been included as contributed capital in the consolidated statement of stockholders’ equity.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended July 31, 2025 and 2024, as if the Fat Panda Acquisition and related financing had occurred on May 1, 2024.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

This information gives effect to certain purchase accounting and financing adjustments and is based on the historical financial statements of CEA Industries Inc. It is presented for illustrative purposes only and is not necessarily indicative of the Company’s actual operating results had the Fat Panda Acquisition and related financing occurred on May 1, 2024, nor is it indicative of future results.

	Proforma For the three months ended July 31, 2025	Proforma For the three months ended July 31, 2024
Revenue	$10,526,669	$8,718,970
Net Income/(loss)	$(1,451,472)	$127,099

Pro forma financial information is presented as if the operations of Fat Panda had been included in the consolidated results of the Company since May 1, 2024, and reflects transactions that are directly attributable to the Fat Panda Acquisition and related financing. Pro forma adjustments to the three months ended July 31, 2025 and 2024 include adjustments for amortization of preliminary marketing-related intangible assets, elimination of non-recurring transaction costs incurred related to the acquisition, debt discount amortization and interest expense on the $4,000,000 bridge loan, and debt discount amortization and interest expense on the promissory notes issued to the sellers of Fat Panda.

Note 4 – Leases

The Company accounts for its leases in accordance with ASC 842. The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company has entered into various agreements to lease retail space, office and manufacturing space that have initial terms ranging from 1 to 10 years. Accordingly, the Company recognizes a right-of-use (“ROU”) asset representing the right to use an underlying asset and a lease liability representing the obligation to make lease payments over the lease term for substantially all leases with a lease term greater than 12 months. Operating lease cost is recognized on a straight-line basis over the lease term.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
Operating lease right-of-use asset	$1,931,103	$1,890,013
Operating lease liability, current	$661,985	$528,914
Operating lease liability, long-term	$1,302,568	$1,374,639

	Successor	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024
Cash paid for operating lease	$97,215	$91,749	$188,964

Future annual minimum lease payments under non-cancellable operating leases as of July 31, 2025, were as follows:

As of July 31, 2025	Successor
July 31,
Years ended April 30,	2025
2026 (excluding the three months ended July 31, 2025)	583,479
2027	677,233
2028	461,843
2029	286,154
2030	140,995
Thereafter	154,246
Total minimum lease payments	2,303,950
Less imputed interest	(339,397)
Present value of minimum lease payments	$1,964,553

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 5 – Inventory

Inventory consisted of the following:

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Finished goods	$3,294,343	$3,241,365
Raw materials	385,027	264,027
Allowance for excess & obsolete inventory	(304,600)	(211,445)
Inventory, net	$3,374,770	$3,293,947

Labor and overhead expenses of $621,403 and $617,982 were included in the inventory balance as of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $256,000 and $0 in advance payments for inventory as of July 31, 2025 (Successor), and April 30, 2025 (Predecessor), respectively.

Note 6 – Property and Equipment

Property and equipment consisted of the following:

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Vehicles	$153,965	$139,524
Leasehold improvements	309,078	310,320
Computer equipment	93,727	70,679
Machinery and equipment	40,574	-
Furniture and fixtures	197,123	194,895
Signs	213,606	214,464
Computer software	142,581	141,024
Property and equipment at cost	1,150,654	1,070,906
Accumulated depreciation	(852,023)	(748,026)
Property and equipment, net	$298,631	$322,880

Depreciation expense for the period from June 7, 2025 through July 31, 2025 (Successor) was $17,851. For the period from May 1, 2025 through June 6, 2025 (Predecessor) depreciation expense was $6,746 and for the three months ended July 31, 2024 (Predecessor), depreciation expense was $20,046.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 7 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Accounts payable	$1,102,232	$740,096
Accrued payroll liabilities	1,553,638	1,449,200
Product warranty accrual	49,124	-
Sales tax payable	227,294	66,149
Other accrued expenses	56,876	-
Total	$2,989,164	$2,255,445

Note 8 – Note Payable

In connection with the Company’s acquisition of Fat Panda Inc. on June 6, 2025, effective June 4, 2025, the Company entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed USD$4,000,000. The loan due date is December 3, 2025, subject to the right of the Company to prepay any amount of the borrowed funds together with outstanding unpaid interest and a prepayment penalty. The loan is interest only, until the maturity date, payable monthly. The interest rate is 3% for the first three months and then 2% per month thereafter of the outstanding loan amount. The loan is secured by a first lien on all the assets of the Company, 16728502 CANADA INC and Fat Panda Ltd., now amalgamated as Fat Panda Ltd., subject to certain exceptions and permitted liens and permitted dispositions. The vendor notes of the Fat Panda sellers are subordinate to the security interests granted under the security agreements related to the loan facility. The loan facility has typical representations and warranties of the borrower, default provisions, and various covenants, including the covenant to maintain at least $1,500,000 in cash and have a minimum of $4,000,000 in working capital (inclusive of any cash).

Prepaid interest and legal fees totaling $449,718 were incurred in respect of this promissory note and have been accounted for as debt discount costs and are being amortized over the life of the promissory note, prepaid interest as incurred and legal fees on a straight-line basis which equates to the effective interest rate method.

During the period June 7, 2025 – July 31, 2025, interest of $224,000 was incurred and debt discount of $27,912 was amortized in respect of the promissory note during the period.

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Promissory Note	$4,000,000	$-

Less: debt discount	(197,806)	-

Promissory Note, net of discount	$3,802,194	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 9 – Related Party Note Payable and Related Party Convertible Note Payable

In connection with the Company’s acquisition of Fat Panda Inc. on June 6, 2025, the Company issued three notes payable to selling shareholders, one of whom is now an employee of the Company.

The first note payable was issued in the principal amount of $360,850 ($500,000 CAD) to certain selling shareholders of Fat Panda Inc. The note is interest free and repayable in full within 15 days following the date that Canada Revenue Agency issues a letter confirming that there is no tax liability in respect of an issue identified in the Purchase Agreement for acquisition of the Fat Panda group of companies. If the letter from Canada Revenue Agency indicates that there is a tax liability in respect of an issue identified in the Purchase Agreement, the amount of the loan repayment will be reduced, dollar for dollar, by the amount of any tax liability assessed.

The second note payable was issued in the principal amount of $743,351 ($1,030,000 CAD) to the President of Fat Panda, a former owner and current employee of the Company. The note bears interest at 7% per annum, with interest payable monthly. The note has a maturity date of November 30, 2026.

As the rate of interest on the promissory note was considered to be less than market rate, the fair value of the loan was determined to be to be $634,974 ($879,831 CAD).

The difference of $108,377 ($150,169 CAD) between the face value of the promissory note and its fair value or the promissory has been treated as debt discount and is being amortized over the life of the note payable on a straight-line basis which equates to the effective interest rate method.

During the period June 7, 2025 – July 31, 2025, interest of $7,660 was incurred.

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Promissory Note	$743,351	$-

Less: debt discount	(108,377)	-

Promissory Note, net of discount	$634,974	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

The third note payable, also issued to the President of Fat Panda, is a convertible promissory note with a principal amount of $743,351 ($1,030,000 CAD). The note bears interest at 7% per annum and is convertible, at the Lenders option, in shares of the Company’s common stock at a conversion price of $19 per share. If no conversion notice is submitted to the Company by the Lender before the due date of his intent to convert the principal amount, the entire principal plus interest shall become due on June 1, 2027.

Debt discount of $9,248 ($12,814 CAD) is being amortized over the life of the note payable on a straight-line basis which equates to the effective interest rate method.

During the period June 7, 2025 – July 31, 2025 (Successor), interest of $7,660 was incurred.

	Successor	Predecessor
	July 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Promissory Note	$743,351	$-

Less: debt discount	(1,588)	-

Promissory Note, net of discount	$741,763	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 10 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We are defending the Claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado, commencing October 13, 2025. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

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

Canadian Payroll Taxes

We have estimated approximately $200,000 of potential liability-based work with the Canadian Revenue Agency to remedy a tax issue for the period spanned from 2020-2025, other than this issue, no other losses and no other provision for loss contingency have been recorded to date.

As discussed in Note 9 Related Party Notes Payable and Related Pary Convertible Note Payable above, the liability arising in respect of this issue will reduce the amount of the note repayment to the former owners of Fat Panda, dollar for dollar, by the amount of any tax liability assessed.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Leases

The Company has 35 agreements to lease retail space, office and manufacturing space in Manitoba, Saskatchewan, and Ontario, Canada. The total square footage of these facilities is approximately 49,076.

The Company has a lease agreement for its manufacturing and office space in Louisville, CO. The total square footage of the facility is 11,491.

Refer to Note 4 Leases above.

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

Note 11 – Shareholders’ Equity

Successor

As of July 31, 2025 (Successor), the Company had 200,000,000 shares of common stock and 25,000,000 shares of preferred stock authorized at a $0.00001 par value.

As of July 31, 2025 (Successor), 860,457 shares of common stock were issued and outstanding.

No shares of preferred stock were issued and outstanding at July 31, 2025.

During the period June 7, 2025 to July 31, 2025 (Successor), the following issuances of common stock occurred:

●	39,000 shares of commons stock were issued as partial consideration for acquisition of the Fat Panda Group of Companies

●	1,529 shares of common stock were issued to a director in settlement of 1,529 restricted stock units that vested in the period.

●	two warrant holders exercised a total of 119,535 warrants on a cashless basis resulting in the issuance of 17,582 shares of common stock.

As further discussed in Note 17 Subsequent Events below:

Effective August 6, 2025, 41,754,478 shares of common stock were issued pursuant to a Private Placement Offering for net proceeds of $481,469,924.

Effective August 13, 2025, a warrant holder exercised 1,756 warrants on a cashless basis resulting in the issuance of 66 shares of common stock.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

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

Predecessor

As of April 30, 2025, the Company was authorized to issue 1,410 shares of common stock.

As of April 30, 2025, 1,410 shares of common stock were issued and outstanding

No shares of common stock were issued by the Predecessor Company in the periods May 1, 2025 to June 6, 2025 or the three months ended July 31, 2024.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Director Compensation Program

A new director compensation program for Canadian directors was adopted effective August 1, 2025. See Note 17 Subsequent Events below.

Note 12 – Equity Incentive Plans

Successor

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

During the period June 7, 2025 to July 31, 2025, 1,111 non-qualifying stock options previously issued to certain directors expired, unexercised and 2,700 new non qualifying stock options were issued to new employees under the 2017 Equity Plan.

As of July 31, 2025, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 12,873 options remain outstanding, and 1,264 shares remain available for future equity awards.

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

During the period June 7, 2025 to July 31, 2025, 1,529 shares of common stock were issued in settlement of vested restricted stock units issued to a director under the 2021 Equity Plan.

As of July 31, 2025, of the 55,556 shares authorized under the 2021 Equity Plan, 33,267 shares have been issued in settlement of restricted stock units, awards relating to 8,370 non-qualified stock options, 3,401 remain outstanding, and 10,517 shares remain available for future equity awards.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

2025 Equity Incentive Plan

On July 27, 2025, the Board approved the 2025 Equity Incentive Plan (the “2021 Equity Plan”), subject to approval by the stockholders. The 2025 Equity Plan permits the Board to grant awards of up to 525,000 shares of common stock. The 2025 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

During the period June 7, 2025 to July 31, 2025, 524,999 restricted stock units were issued to directors and employees under the 2025 Equity Plan, subject to shareholder approval. As management considers that shareholder approval of the 2025 Equity Plan is probable, the full expense related to the issuance has been recognized in the period

As of July 31, 2025, of the 525,000 shares authorized under the 2025 Equity Plan, subject to shareholder approval, 524,999 have been issued as restricted stock units to directors and employees, subject to shareholder approval and 1 share remains available for future equity awards, subject to shareholder approval

There was $17,512 in unrecognized compensation expense for unvested restricted stock units as of July 31, 2025.

Predecessor

The Predecessor had no Equity Incentive Plans.

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended July 31, 2025, are presented in the tables below:

Predecessor
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of April 30, 2025	-	$-	-	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of June 6, 2025	-	$-	-	$-
Exercisable as of June 6, 2025	-	$-	-	$-

Successor
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of June 7, 2025	18,296	$83.19	5.2	$-
Granted	2,700	$7.74	9.9	$52,056
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding as of July 31, 2025	20,996	$73.49	5.6	$-
Exercisable as of July 31, 2025	18,296	$83.19	5.0	$-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

A summary of the nonvested non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the three months ended July 31, 2025, are presented in the tables below:

Predecessor
	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant Date Fair Value

Nonvested as of April 30, 2025	-	$-	$-	$-
Granted	-	$-	$-	$-
Vested	-	$-	$-	$-
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested as of June 6, 2025	-	$-	-	$-

Successor
	Number of Options	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Grant Date Fair Value

Nonvested as of June 7, 2025	-	$-	$-	$-
Granted	2,700	$7.74	$52,056	$20,898
Vested	-	$-	$-	$-
Forfeited	-	$-	$-	$-
Expired	-	$-	$-	$-
Nonvested as of July 31, 2025	2,700	$7.74	$52,056	$20,898

Effective June 11, 2025, 2,700 stock options were issued to employees with an exercise price of $7.74, a 10-year term and a 1-year vesting period.

For the period from June 7, 2025 through July 31, 2025 (Successor), the Company recorded $2,780 as compensation expense related to vested options issued to employees and consultants, net of forfeitures of unvested options issued to employees and consultants.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

No compensation expense related to vested options issued to employees and consultants, net of forfeitures of unvested options issued to employees and consultants respectively was recognized for the period May 1, 2025 to June 6, 2025 (Predecessor) in respect of the Predecessor company.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the three months ended July 31, 2025 (Successor), are presented in the tables below:

Predecessor
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, April 30, 2025	-	$-	-	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited/Cancelled	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding, June 6, 205	-	$-	-	$-
Exercisable, June 6, 2025	-	$-	-	$-

Successor
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding, June 7, 2025	4,760	$113.34	3.5	$-
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	-	$-	-	$-
Expired	(1,111)	$52	-	$-
Outstanding, July 31, 2025	3,649	$131.95	4.4	$-
Exercisable, July 31, 2025	3,649	$131.95	4.4	$-

There were no non-qualified stock options issued to directors under the 2017 Equity Plan and the 2021 Equity Plan, for the period from June 7, 2025 through July 31, 2025 (Successor).

During the period June 7, 2025 to July 31, 2025 (Successor), 1,111 options issued to directors under the 2021 Equity Plan expired, unexercised.

During the period June 7, 2025 through July 31, 2025 (Successor), and May 1, 2025 through June 6, 2025 (Predecessor), the Company incurred no compensation expense related to options issued to directors.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Restricted Stock Units

Effective July 27, 2025, the Company accelerate the vesting of 1,529 restricted stock units issued to a director and settled these units by the issuance of 1,529 shares of common stock.

Effective July 27, 2025, 524,999 restricted stock units were issued to directors and employees under the 2025 Equity Plan, subject to shareholder approval. As management considers that shareholder approval of the 2025 Equity Plan is probable, the full expense related to the issuance has been recognized in the period

During the period June 7, 2025 through July 31, 2025 (Successor), the Company recorded $4,667,231 (Successor) as compensation expense related to vested and vesting RSUs issued to directors and employees.

Predecessor
	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, April 30, 2025	-	$-	$-
Granted	-	$-	$-
Vested and settled with share issuance	-	$-	$-
Forfeited/cancelled	-	$-	$-
Outstanding, June 6, 2025	-	$-	$-

Successor
	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, June 7, 2025	1,529	$8.18	$41,314
Granted	524,999	$8.88	$14,185,473
Vested and settled with share issuance	(1,529)	$8.18	$(41,314)
Forfeited/cancelled	-	$-	$-
Outstanding, July 31, 2025	524,999	$8.88	$14,185,473

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 13 - Warrants

The following tables summarizes information with respect to outstanding warrants to purchase common stock during the three months ended July 31, 2025 (Successor):

Predecessor				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Warrants		Exercise	Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at April 30, 2025	-	-	-	-	-
-
Granted	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-		-	-

Outstanding at June 6, 2025	-	-	-	-	-

Successor			Weighted	Weighted Average
			Average	Remaining	Aggregate
	Warrants		Exercise	Life	Intrinsic
	Outstanding	Exercisable	Price	In Months	Value

Outstanding at Jun 7, 2025	616,338	616,338	$60.08	20	-

Granted	-	-	-	-	-

Exercised	(119,535)	(119,535)	$60.00	19	-

Expired	-	-	-	-	-

Outstanding at July 31, 2025	496,803	496,803	$60.10	19	-

The following tables summarizes information about warrants outstanding at June 6, 2025 (Predecessor) and July 31, 2025 (Successor):

Predecessor	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

-	-	-	-

-	-	-	-

	-	-	-

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Successor	Warrants		Weighted Average
Exercise price	Outstanding	Exercisable	Months Outstanding

$60.00	472,590	472,590	19

$61.95	24,213	24,213	19

	496,803	496,803	19

During the period June 6, 2025 to July 31, 2025 (Successor), two warrant holders exercised a total 119,535 warrants on a cashless basis resulting in the issuance of 17,582 shares of common stock.

As further discussed in Note 17 Subsequent Events below:

Effective August 6, 2025, the Company issued 7,750,510 prefunded warrants and 49,504,988 stapled warrants in connection with its Private Placement Offering, 990,100 warrants in connection with its Asset Management Agreement and 6,930,697 warrants in connection with its Strategic Advisor Agreement.

Effective August 13, 2025, a warrant holder exercised 1,756 warrants on a cashless basis resulting in the issuance of 66 shares of common stock.

Note 14 – Income Taxes

For the period from June 7, 2025 to July 31, 2025 (Successor), the period from May 1, 2025 to June 6, 2025 (Predecessor) and the three months ended July 31, 2024 (Predecessor), the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Successor	Predecessor
(thousands, except tax rate data)	Period June 7 through July 31	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024
(Loss) profit before income taxes	(5,908,498)	20,602	863,970
Income tax (benefit) expense	(60,101)	1,589	155,547
Effective income tax rate	1.02%	7.81%	18.00%

The change in the effective tax rate for the period June 7, 2025 to July 31, 2025 (Successor), compared to the predecessor period for May 1, 2025 to June 6, 2025 (Predecessor), and the three months ended July 31, 2024 (Predecessor), was primarily due to the impact of non-deductible transaction costs and the valuation allowances on the legacy business of CEA Industries Inc. United States operations.

The Company completed the acquisition of Fat Panda Ltd. and related entities, tax as Canadian corporations, during the quarter. For Canadian federal income tax purposes, the transaction was treated as a stock acquisition with no step-up in tax basis. As a result, the goodwill and intangible assets recorded for financial reporting purposes are not deductible for tax purposes. This created a deferred tax liability of $1.2 million, which is included in the Company’s net deferred tax position.

As of July 31, 2025, the Company has U.S. federal and state net operating losses (“NOLs”) related to the legacy CEA Industries, Inc. United States operations of approximately $33,054,000, of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.  The securities sales we completed in September 2021 and February 2022 and the Private Placement Offering discussed in Note !7 Subsequent Events below will need to be evaluated for determination of any “ownership change” that we may have undergone during a determination period. If an ownership change has occurred, our ability to use our net operating loss carryforwards is materially limited and it would harm our future post tax results by effectively increasing our future tax obligations.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance related to CEA Industries Inc. United States operations as of July 31, 2025. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future related to its United States operations. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

The Company regularly assesses the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance on accounting for income taxes. The Company records uncertain tax positions on the basis of a two-step process in which: (i) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with the related tax authority. The Company currently has recorded a $200,000 tax reserve for uncertain tax positions in Canada.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expense of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, GILTI, FDII, and BEAT, amongst other changes. These changes are generally effective for tax years beginning after Dec. 31, 2025.

The Company is currently assessing the impact of the One Big Beautiful Bill but does not expect the passing of this legislation will have a material impact on the tax provision.

Note 15 – Related Party Transactions

Agreements and Transaction with a Company Director and previous director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. No payments were made for commissions under this agreement for the three months ended July 31, 2025 (Successor).

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the period from June 7, 2025 through July 31, 2025 (Successor), the Company paid Mr. Etten $10,250 in respect of services related to this agreement.

Promissory notes to former owner/current employee

In connection with the Company’s acquisition of Fat Panda Ltd. on June 6, 2025, the Company issued a promissory note with a principal amount of $743,351 ($1,030,000 CAD) to Jordan Vedoya, President of Fat Panda Ltd., who is an employee of the Company and was a selling shareholder of Fat Panda Ltd. See Note 9 Related Party Note Payable and Related Party Convertible Note Payable above.

Additionally, a convertible promissory note was issued to Mr. Vedoya with a principal amount of $743,351 ($1,030,000 CAD). See Note 9 Related Party Note Payable and Related Party Convertible Note Payable above.

In connection with the Company’s acquisition of Fat Panda Ltd. on June 6, 2025, the Company issued a promissory note with a principal amount of $360,850 ($500,000 CAD) to the selling shareholders of Fat Panda Ltd, one of which continues to be an employee of the Company. See Note 9 Related Party Note Payable and Related Party Convertible Note Payable above.

Note 16 – Segment

The Company has one operating segment and therefore one reportable segment relating to its business selling environmental control and other technologies for the CEA industry. The Company’s chief operating decision maker (“CODM”), the CEO, manages the Company’s operations on a consolidated basis as one operating segment for the purpose of evaluating financial performance and allocating resources.

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker uses net income (loss), as reported on the Consolidated Statements of Income, to assess performance and allocate resources. The significant segment expense categories regularly provided to the chief operating decision maker are the same as those included on the Consolidated Statements of Operations. The measure of segment assets is total assets as reported on the Consolidated Balance Sheets.

The chief operating decision maker uses net income to assess performance by examining period-over-period trends, benchmarking to the Company’s competitors, and monitoring budget versus actual results. The chief operating decision maker uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment or into other parts of the entity.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Note 17 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued. No material subsequent events occurred after July 31, 2025, other than as set out below:

Private Placement Offering

On July 28, 2025, CEA Industries Inc. entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Offering”) (i) an aggregate of 41,754,478 shares of Common Stock, at an offering price of $10.10 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 7,750,510 shares of Common Stock (the “Pre-Funded Warrant Shares”) at an offering price of $10.09999 per Pre-Funded Warrant, and (iii) stapled warrants (the “Stapled Warrants”) to purchase an aggregate of 49,504,988 shares of Common Stock (the “Stapled Warrant Shares”) at an exercise price of $15.15 per Stapled Warrant. In the Offering, the Purchasers tendered U.S. dollars to the Company as consideration for the Common Stock, Stapled Warrants and Pre-Funded Warrants. The Company closed the Offering on August 5, 2025. The Offering delivered $500,000,000 in gross proceeds. Up to an additional $750,000,000 may be received by the Company from the exercise of the Stapled Warrants.

The Company intends to use the net proceeds from the Offering primarily to acquire the native cryptocurrency of the BNB Chain blockchain commonly referred to as “BNB” and contribute the BNB to the Company’s treasury operations. The Company further intends to engage in income producing activities from the BNB held in treasury, including but not limited to, validation services, lending or other decentralized finance services.

In connection with entering into the Securities Purchase Agreements, on July 28, 2025, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, within 30 days of the closing of the Offering registering the resale of the Common Stock sold in the Offering, the Pre-Funded Warrants, the Pre-Funded Warrant Shares, the Stapled Warrants, the Stapled Warrant Shares and certain securities to be issued to the Company’s Strategic Advisors (as defined below).

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Asset Management Agreement

In connection with the Offering, on August 5, 2025, the Company entered into an asset management agreement (the “Asset Management Agreement”) with 10X Capital Partners LLC (the “Asset Manager”) pursuant to which the Company appointed the Asset Manager to provide asset management and related services with respect to the Company’s digital assets in accordance with a defined treasury strategy (the “Treasury Strategy”). The Treasury Strategy is primarily focused on BNB and BNB equivalents, primarily within the BNB ecosystem.

The assets subject to the Asset Management Agreement consist of the net proceeds from the Offering as well as any other cash or digital assets designated by the Company as part of its treasury (the “Treasury Assets”). The Treasury Assets are held in cryptocurrency wallets established and controlled by the Company’s Asset Manager (or an affiliate), with custody maintained by a custodian acceptable to the Company’s Strategic Committee.

The Asset Manager is compensated according to a management fee schedule set forth in the Asset Management Agreement and is also entitled to a one-time issuance of warrants to purchase shares of the Company’s Common Stock equal to 2% of the aggregate number of shares and Pre-Funded Warrants issued in the Offering. The Company is responsible for all reasonable and documented expenses related to the operation of the Treasury Strategy, including custodial, banking, brokerage, transaction, and other related fees. The Asset Manager does not provide advice regarding securities, and the arrangement is structured to avoid the inclusion of securities as defined under the Investment Advisers Act of 1940.

The Asset Management Agreement has a term of twenty years. If the Company terminates the Asset Management Agreement prior to the end of the term, or if the Asset Manager terminates due to a material breach by the Company, the Company is required to pay the Asset Manager all fees and other compensation that would have accrued through the end of the term as liquidated damages, paid monthly. The Asset Manager may terminate the agreement at any time for any reason with at least 120 days’ prior written notice.

The Asset Manager is not authorized to act as custodian of the Company’s assets, nor to take possession or title to any assets, except for the direct withdrawal of fees as provided in the Asset Management Agreement. The Asset Manager may provide similar services to other clients, and the Asset Manager or its affiliates may engage in transactions for their own accounts. The Asset Management Agreement contains customary representations, warranties, confidentiality, indemnification and limitation of liability provisions, and is governed by the laws of the State of Delaware.

Strategic Advisor Agreements

On August 5, 2025, the Company entered into two Strategic Advisor Agreements (the “Strategic Advisor Agreements”) with each of 10X BNB Cayman Sponsor and YZi Management Labs Ltd. (the “Strategic Advisors”) pursuant to which the Company engaged the Strategic Advisors to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of six months, which may be extended by mutual written agreement of the Company and the Strategic Advisors. Either the Company or the Strategic Advisors may terminate the Strategic Advisor Agreements upon 90 days’ prior written notice or for cause, as such term is defined in the Strategic Advisor Agreements. Pursuant to the terms of the Strategic Advisor Agreements, the Company issued to the Strategic Advisors warrants (the “Strategic Advisor Warrants”) to purchase an aggregate of 6,930,697 shares of Common Stock. The exercise price per share of the Strategic Advisor Warrants is equal to the par value of the Common Stock. The Strategic Advisor Warrants are exercisable, in whole or in part, at any time and from time to time, for a period of seven years from the date of issuance. The Strategic Advisor Agreements also contain customary representations and warranties, confidentiality provisions and limitations on liability.

CEA Industries Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2025

(in US Dollars except share numbers)

(Unaudited)

Director Compensation Program

On August 1, 2025 (the “Effective Date”), the Board adopted a compensation policy for Canadian directors of.

The Company will pay its independent directors an annual cash fee of $40,000 CAD, payable quarterly in arrears for general availability and participation in meetings and conference calls of our Board of Directors. This amount may be in the discretion of the Board of Directors (“the Board”), if applicable, pro-rated, based on the number of actual days served by the director during such calendar quarter. No additional compensation will be paid for attending individual meetings of the Board of Directors. The annual retainer is a guideline only and shall be applied on an individual basis in the discretion of the Board of Directors.

The Board may in its discretion provide equity awards in replacement of or addition to cash payments. The awards include an initial, one-time stock option award to purchase shares of the Company’s common stock to be granted to each new Outside Director upon his or her election to the Board. The value is to be determined by the Board annually and will vest over three years as long the director remains on the Board. The awards expire 10 years from the grant date.

On each date of each Annual Meeting of Stockholders, each continuing Outside Director, other than a director receiving an initial award, will receive an annual stock option award to purchase shares of the Company’s common stock with a value to be determined by the Board annually. The options will vest upon the earlier of (i) the first anniversary of the grant or (ii) the date of the next Annual Meeting as long as the director remains on the Board. Annual awards will expire after 10 years and will have a exercise price equal to the fair market value of the Company’s common stock on the date of grant.

All outstanding awards held by an Outside Director will become fully vested and exercisable upon an event resulting in change of control of the Corporation.

The Company will reimburse all reasonable out-of- pocket expenses incurred in attending meetings of the Board of Directors or any committee of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Cautionary Statements” appearing elsewhere herein and the risks and uncertainties described or identified in “Item 1A – Risk Factors” in our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, as updated from time to time in the Company’s filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled “Risk Factors.”

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

Overview

CEA Industries is headquartered in Colorado. Our operating businesses consist of selling environmental control and other technologies and services to the Controlled Environment Agriculture (“CEA”) industry, primarily in the US, and manufacturing and retailing e- cigarettes, vape devices and e-liquids, primarily in Canada.

We sell to the CEA industry through our subsidiary, Surna Cultivation Technologies LLC. The CEA industry aims to optimize the use of horticultural resources such as water, energy, space, capital, and labor, to create an agriculture business that is more efficient and more productive than those that use traditional farming methods. Typically, the CEA industry is focused on indoor agriculture and vertical farming.

We aim to provide customers with a variety of value-added technology solutions that help improve their overall crop quality and yield, optimize energy and water efficiency, and satisfy the evolving state and local codes, permitting and regulatory requirements. We do this by offering our customers a variety of product offerings that include air handling equipment and systems for indoor cultivation.

CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, continuously evolving waste removal regulations, inflationary pressures, and labor shortages. The part of the CEA industry focused on by the Company has been food related crops, a segment that is facing disruption from evolving market demand, competition, and reorganization, including the lack of growth capital and several noteworthy bankruptcies.

The Company is also central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a market share exceeding 50% in the region. The Company entered this business through the acquisition of Fat Panda Limited (Fat Panda) which closed June 6, 2025. Fat Panda operates 33 retail locations, including 29 Fat Panda branded stores and four Electric Fog branded vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.

As Central Canada’s first dedicated vaping product retailer, Fat Panda’s inventory consists of high-quality vaping goods. This allows for dedicated investment of funds toward vaping products, yielding a market-leading catalogue of hundreds of various devices, and a countless array of flavors to suit a diverse clientele base. Over the years, Fat Panda has established a highly loyal customer base by curating a product lineup that considers multiple factors including familiarity with vaping systems, previous nicotine dependence, and ergonomics, among other product elements.

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

Fat Panda’s webstore similarly operates from the warehouse, with an ever-expanding catalogue, online sales have increased significantly in recent years, currently grossing over $250,000.00 (CAD) per month with a dedicated employee and other shared resources with warehousing.

Fat Panda Group of Companies incorporated and commenced active operations on June 1, 2014 and its principal business activities include the manufacture, distribution and sale of vaping products and accessories. The Companies own and operate retail locations in Manitoba, Saskatchewan and Ontario. These locations have the following retail stores.

●	Saskatchewan: in 2024, 7 locations, and 5 in 2025,
●	Manitoba: 20 in both years, and
●	Ontario: 8 in 2024, 9 in 2025.

Recent Developments

Acquisition of Fat Panda

On February 7, 2025, we entered into a purchase agreement with the several owners of all the equity of a group of Manitoba corporations that own all the assets used in the business of Fat Panda Ltd.”).

The acquisition included all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda. The acquisition will continue the employment of the current management and of the production and retail staff, for the uninterrupted, continuous operations of the business. The Company will enter into non-competition agreements at closing. Certain of the senior management persons will enter into employment agreements for their continued employment after the closing of the acquisition.

CEA closed the acquisition of Fat Panda on June 6, 2025.

The purchase price was CAD$18,000,000 (approximately USD$12,900,000), paid in cash, securities and our loans. Cash payments totaled CAD$14,627,500, of which CAD$1,375,000 was paid into a joint escrow account to be held for 120 days after closing as a working capital adjustment and CAD$1,240,000 was paid into a joint escrow account to be held for 18 months after closing for possible general indemnity claims. CEA also issued 39,000 shares of the common stock of CEA with an agreed aggregate value of CAD$700,000 (approximately CAD$18.00 per share). CEA also issued notes in the aggregate principal amount of CAD$2,560,000, of which the aggregate principal amount of CAD$1,030,000 is convertible into the common stock of CEA at a conversion rate of USD$19.00 per share and up to the aggregate principal amount of CAD$500,000 is forgivable against possible tax indemnity claims. CEA also had an adjustment to reduce the purchase price in the amount of CAD$112,500 in relation to employee obligation claims under Canadian employment law.

Private Placement Offering

On July 28, 2025, CEA Industries Inc. entered into securities purchase agreements (the “Securities Purchase Agreements”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Offering”) (i) an aggregate of 41,754,478 shares of Common Stock, at an offering price of $10.10 per share, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 7,750,510 shares of Common Stock (the “Pre-Funded Warrant Shares”) at an offering price of $10.09999 per Pre-Funded Warrant, and (iii) stapled warrants (the “Stapled Warrants”) to purchase an aggregate of 49,504,988 shares of Common Stock (the “Stapled Warrant Shares”) at an exercise price of $15.15 per Stapled Warrant. In the Offering, the Purchasers tendered U.S. dollars to the Company as consideration for the Common Stock, Stapled Warrants and Pre-Funded Warrants. The Company closed the Offering on August 5, 2025. The Offering delivered $500,000,000 in gross proceeds. Up to an additional $750,000,000 may be received by the Company from the exercise of the Stapled Warrants.

The Company intends to use the net proceeds from the Offering primarily to acquire the native cryptocurrency of the BNB Chain blockchain commonly referred to as “BNB” and contribute the BNB to the Company’s treasury operations. The Company further intends to engage in income producing activities from the BNB held in treasury, including but not limited to, validation services, lending or other decentralized finance services.

In connection with entering into the Securities Purchase Agreements, on July 28, 2025, the Company and the Purchasers entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, within 30 days of the closing of the Offering registering the resale of the Common Stock sold in the Offering, the Pre-Funded Warrants, the Pre-Funded Warrant Shares, the Stapled Warrants, the Stapled Warrant Shares and certain securities to be issued to the Company’s Strategic Advisors (as defined below).

Asset Management Agreement

In connection with the Offering, on August 5, 2025, the Company entered into an asset management agreement (the “Asset Management Agreement”) with 10X Capital Partners LLC (the “Asset Manager”) pursuant to which the Company appointed the Asset Manager to provide asset management and related services with respect to the Company’s digital assets in accordance with a defined treasury strategy (the “Treasury Strategy”). The Treasury Strategy is primarily focused on BNB and BNB equivalents, primarily within the BNB ecosystem.

The assets subject to the Asset Management Agreement consist of the net proceeds from the Offering as well as any other cash or digital assets designated by the Company as part of its treasury (the “Treasury Assets”). The Treasury Assets are held in cryptocurrency wallets established and controlled by the Company’s Asset Manager (or an affiliate), with custody maintained by a custodian acceptable to the Company’s Strategic Committee.

The Asset Manager is compensated according to a management fee schedule set forth in the Asset Management Agreement and is also entitled to a one-time issuance of warrants to purchase shares of the Company’s Common Stock equal to 2% of the aggregate number of shares and Pre-Funded Warrants issued in the Offering. The Company is responsible for all reasonable and documented expenses related to the operation of the Treasury Strategy, including custodial, banking, brokerage, transaction, and other related fees. The Asset Manager does not provide advice regarding securities, and the arrangement is structured to avoid the inclusion of securities as defined under the Investment Advisers Act of 1940.

The Asset Management Agreement has a term of twenty years. If the Company terminates the Asset Management Agreement prior to the end of the term, or if the Asset Manager terminates due to a material breach by the Company, the Company is required to pay the Asset Manager all fees and other compensation that would have accrued through the end of the term as liquidated damages, paid monthly. The Asset Manager may terminate the agreement at any time for any reason with at least 120 days’ prior written notice.

The Asset Manager is not authorized to act as custodian of the Company’s assets, nor to take possession or title to any assets, except for the direct withdrawal of fees as provided in the Asset Management Agreement. The Asset Manager may provide similar services to other clients, and the Asset Manager or its affiliates may engage in transactions for their own accounts. The Asset Management Agreement contains customary representations, warranties, confidentiality, indemnification and limitation of liability provisions, and is governed by the laws of the State of Delaware.

Strategic Advisor Agreements

On August 5, 2025, the Company entered into two Strategic Advisor Agreements (the “Strategic Advisor Agreements”) with each of 10X BNB Cayman Sponsor and YZi Management Labs Ltd. (the “Strategic Advisors”) pursuant to which the Company engaged the Strategic Advisors to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the crypto technology sector for an initial term of six months, which may be extended by mutual written agreement of the Company and the Strategic Advisors. Either the Company or the Strategic Advisors may terminate the Strategic Advisor Agreements upon 90 days’ prior written notice or for cause, as such term is defined in the Strategic Advisor Agreements. Pursuant to the terms of the Strategic Advisor Agreements, the Company issued to the Strategic Advisors warrants (the “Strategic Advisor Warrants”) to purchase an aggregate of 6,930,697 shares of Common Stock. The exercise price per share of the Strategic Advisor Warrants is equal to the par value of the Common Stock. The Strategic Advisor Warrants are exercisable, in whole or in part, at any time and from time to time, for a period of seven years from the date of issuance. The Strategic Advisor Agreements also contain customary representations and warranties, confidentiality provisions and limitations on liability.

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

Our Bookings, Backlog and Revenue- Successor

During the period from June 7, 2025 through July 31, 2025, we executed new sales contracts with a total contract value of $61,000. During this same period, there were no change orders or cancellations. Consequently, our net bookings were $61,000, representing a decrease of $24,000 (or 28%) from net bookings of $85,000 for the May 1, 2025 through June 6, 2025 period.

Our backlog at July 31, 2025 was $630,000, a decrease of $96,000, or 13%, from our backlog of $726,000 at June 6, 2025. The increase in backlog is primarily the result of increased bookings in the first quarter that have not yet been fulfilled. While we expect to recognize all the revenue from the remaining backlog in 2025, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

The following table sets forth: (i) our beginning backlog (the remaining contract value of outstanding sales contracts for which we have received an initial deposit as of the previous period), (ii) our net bookings for the period (new sales contracts executed during the period for which we received an initial deposit, net of any adjustments including cancellations and change orders during the period), (iii) our recognized revenue for the period, and (iv) our ending backlog for the period (the sum of the beginning backlog and net bookings, less recognized revenue). Based on the current economic climate and our cost-cutting measures, there is no assurance that we will be able to continue to obtain the level of bookings that we have had in the past and or fulfill our current backlog, and we may experience contract cancellations, project scope reductions and project delays.

Successor
For the period 06/07/25- 07/31/25
Backlog, beginning balance	$726,000
Net bookings, current period	61,000
Recognized revenue, current period	(157,000)
Backlog, ending balance	$630,000

The completion of a customer’s new build facility project is dependent upon the customer’s ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can take possession of the equipment. Accordingly, the time it takes for these customers to complete a new build project, which corresponds to when we are able to recognize revenue, is driven by numerous factors including: (i) the large number of first-time participants interested in the indoor cultivation business; (ii) the complexities and uncertainties involved in obtaining state and local licensure and permitting; (iii) local and state government delays in approving licenses and permits due to lack of staff or the large number of pending applications, especially in states where there is no cap on the number of cultivators; (iv) the customer’s need to obtain cultivation facility financing; (v) the time needed, and coordination required, for our customers to acquire real estate and properly design and build the facility (to the stage when climate control systems can be installed); (vi) the large price tag and technical complexities of the climate control and air sanitation systems; (vii) the availability of power; and (viii) delays that are typical in completing any construction project.

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of July 31, 2025.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q1 202 backlog). There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q1 202 backlog. Refer to the Revenue Recognition section of Note 2 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Non-GAAP Combined Three Months Ended July 31, 2025

Our financial results for the periods from May 1, 2025 through June 6, 2025 and the three months ended July 31, 2024 are referred to as those of the “Predecessor” period. Our financial results for the period from June 7, 2025 through July 31, 2025 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements and Comprehensive Income (Loss) for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from May 1, 2025 through June 6, 2025 and the period from June 7, 2025 through July 31, 2025 separately, management views our operating results for the three months ended July 31, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from June 7, 2025 through July 31, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements and Comprehensive Income (Loss) without combining it with the period from May 1, 2025 through June 6, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the three months ended July 31, 2025. The combined results for the three months ended July 31, 2025 represent the sum of the reported amounts for the Predecessor period from May 1, 2025 through June 6, 2025 and the Successor period from June 7, 2025 through July 31, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our acquisition of Fat Panda and are not necessarily indicative of future results. Accordingly, the results for the combined three months ended July 31, 2025 (prepared on a Non-GAAP basis) and three months ended July 31, 2024 (prepared on a GAAP basis) may not be comparable.

			Non-GAAP
	Successor	Predecessor	Combined	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,	Three Months Ended July 31,
	2025	2025	2025	2024

Revenue	$4,579,758	$2,927,689	$7,507,447	$6,958,270
Cost of revenue	3,207,166	2,001,537	5,208,703	4,054,322
Gross profit	1,372,592	926,152	2,298,744	2,903,948
Operating expenses:
Advertising and marketing expenses	71,769	63,202	134,971	80,549
Product development costs	-	-	-	70,717
Selling, general and administrative expenses	6,941,903	842,348	7,784,251	1,888,712
Total operating expenses	7,013,672	905,550	7,919,222	2,039,978
Operating income (loss)	(5,641,080)	20,602	(5,620,478)	863,970
Other expense
Interest expense/amortization of debt discount	(267,418)	-	(267,418)	-
Total other income (expense)	(267,418)	-	(267,418)	-
Income (loss) before provision (benefit) for income taxes	(5,908,498)	20,602	(5,887,896)	863,970
Provision for income taxes	(60,101)	1,589	(58,512)	155,547
Net income (loss)	$(5,848,397)	$19,013	$(5,829,384)	$708,423

Comparison of the Three Months Ended July 31, 2025 and July 31, 2024

Revenues and Cost of Goods Sold

Revenue for the three months ended July 31, 2025 was $7,507,000, compared to $6,958,000 for the three months ended July 31, 2024, representing an increase of $549,000, or 8%. The increase was primarily due to an increase in the price per unit of many products to cover the cost of newly enacted federal and provincial excise taxes along with an increase due to the acquisition.

Cost of revenue increased by $1,155,000 or 28%, from $4,054,000 for the three months ended July 31, 2024 to $5,209,000 for the three months ended July 31, 2025. The increase was primarily due to higher material costs of approximately $700,000 due to an increase in the cost per unit of many products for the newly enacted federal and provincial excise taxes. Additionally, the higher cost of sales was driven by an increase in revenue and approximately $200,000 was a result of the acquisition.

The higher material costs, increased revenue, and the impact of the acquisition drove a decrease in gross profit of $605,000, or 21%, from $2,904,000 for the three months ended July 31, 2024 to $2,299,000 for the three months ended July 31, 2025. Our gross margin decreased by 11 percentage points, from 42% for the three months ended July 31, 2024 to 31% for the three months ended July 31, 2025

Operating Expenses

Operating expenses increased to $7,919,000 for the three months ended July 31, 2025, from $2,040,000 for the three months ended July 31, 2024, an increase of $5,879,000, or 288%. The operating expense increase consisted of (i) an increase in selling, general and administrative expenses (“SG&A expenses”) of $5,895,000, (ii) an increase advertising and marketing expenses of $54,000, and (iii) a decrease in product development costs of $71,000.

Our increase in SG&A expenses for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, was primarily due to (i) a one-time increase of $4,670,000 for stock-based compensation to directors and certain employees, related to the implementation of our Treasury operations, (ii) higher accounting and legal fees of $1,018,000, related to the Fat Panda acquisition, and (iii) approximately $200,000 in salaries and other expenses due to the acquisition.

The increase in advertising and marketing expenses was primarily due to an increase in free product giveaways and in store promotions.

The decrease in product development was due to a management decision regarding product development investment.

Operating Loss

We recognized an operating loss of $5,620,000 for the three months ended July 31, 2025, as compared to an operating profit of $864,000 for the three months ended July 31, 2024, a decrease in profit of $6,484,000 or 751%. The operating loss for the three months ended July 31, 2025 included $4,670,000 of non-cash, stock-based compensation, $60,000 for the income tax provision, $28,000 for debt related costs, and $18,000 in depreciation, compared to $0 in non-cash stock-based compensation and $27,000 of depreciation expense for the three months ended July 31, 2024. Excluding these non-cash items, our operating profit decreased by $1,708,000.

Other Income (Expense)

We recognized other expense of $267,000 for the three months ended July 31, 2025, compared to $0 for the three months ended July 31, 2024. Other expense for the current period consisted of interest and debt discount amortization on notes related to the acquisition.

Net Loss

Overall, we recognized a net loss of $5,829,000 for the three months ended July 31, 2025, as compared to a net profit of $708,000 for the three months ended July 31, 2024, a decrease in profit of $6,537,000 or 923%. The net loss for the three months ended July 31, 2025 included $4,670,000 of non-cash stock-related compensation, $60,000 for the income tax provision, $28,000 for debt related costs, and $18,000 in depreciation, compared to $0 in non-cash stock-related compensation and $27,000 of depreciation expense for the three months ended July 31, 2024. Excluding these non-cash items, our net profit decreased by $1,761,000.

Financial Condition, Liquidity and Capital Resources

Cash, Cash Equivalents

As of July 31, 2025 (Successor), we had cash and cash equivalents of $3,020,000, compared to cash and cash equivalents of $2,149,000 as of April 30, 2025 (Predecessor). Our cash is held in bank depository accounts in financial institutions. As of July 31, 2025, we held deposits in this financial institution that exceeded the federally insured amount.

As of July 31, 2025, we had accounts receivable (net of allowance for doubtful accounts) of $189,000, contract assets (net of allowance for doubtful accounts) of $233,000, inventory (net of excess and obsolete allowance) of $3,375,000, and prepaid expenses and other assets of $480,000 (Successor).

As of July 31, 2025 we had total accounts payable and accrued expenses of $2,989,000, short term notes payable of $4,163,000, deferred revenue of $433,000, income tax payable of $47,000, current portion of operating lease liability of $662,000, and royalty liabilities of $13,000 (Successor). As of July 31, 2025, we had a working capital deficit of $1,011,000 (Successor), compared to working capital of $3,550,000 as of April 30, 2025 (Predecessor). The decrease in our working capital was primarily related to notes payable and higher deferred revenue, both as a result of the acquisition of Fat Panda.

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

Summary of Cash Flows

The following summarizes our approximate cash flows for the period from June 7, 2025 through July 31, 2025 (Successor), for the period May 1, 2025 through July 31, 2025 (Predecessor) and for the three months ended July 31, 2024 (Predecessor):

	Successor	Predecessor
	Period from June 7 through July 31,	Period from May 1 through June 6,	Three Months Ended July 31,
	2025	2025	2024
Net cash provided by (used in) operating activities	$(1,725,000)	$(238,000)	$(2,000)
Net cash provided by (used in) investing activities	(10,644,000)	(2,000)	(7,000)
Net cash provided by (used in) financing activities	3,910,000	-	-
Net decrease in cash	$(8,459,000)	$(240,000)	$(9,000)

Operating Activities

We incurred a net loss for the period from June 7, 2025 through July 31, 2025 (Successor) of $5,829,000 and have an accumulated deficit of $47,650,000 as of July 31, 2025 (Successor).

Cash used in operations for the period from June 7, 2025 through July 31, 2025 (Successor) was $1,725,000 compared to cash used in operations of $238,000 for the period May 1, 2025 through June 6 (Predecessor), 2025 and cash used in operations of $2,000 for the three months ended July 31, 2024 (Predecessor).

The increase in cash used in operating activities was primarily the result of a higher net loss, higher stock-based compensation and higher accounts payable and accrued liabilities, offset by lower prepaid expenses.

Investing Activities

Cash used for investing activities for the period from June 7, 2025 through July 31, 2025 (Successor) was $10,644,000 compared to cash used in investing activities of $2,000 for the period May 1, 2025 through June 6, 2025 (Predecessor) and $7,000 for the three months ended July 31, 2024. The increase was the result of cash paid for the acquisition of Fat Panda.

Financing Activities

Cash provided by financing activities for the period from June 7, 2025 through July 31, 2025 (Successor) was $3,910,000. There were no cash flows from financing activities for the period May 1, 2025 through June 6, 2025 (Predecessor) or for the three months ended July 31, 2024 (Predecessor). The increase was the result of proceeds from the note payable in relation to the acquisition of Fat Panda.

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

Contractual Payment Obligations

As of July 31, 2025, our contractual payment obligations consisted of a building lease. Refer to Note 4 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 10 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We are required to disclose any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of July 31, 2025, we had no off-balance sheet arrangements. During the three months ended July 31, 2025, we did not engage in any off-balance sheet financing activities other than those included in the discussed above and those reflected in Note 10 of our condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions are held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, filed with the SEC, our disclosure controls and procedures were not effective as of July 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes identified in connection with our internal control over financial reporting during the three months ended July 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We are defending the Claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado, commencing October 13, 2025. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

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

Canadian Payroll Taxes

We have estimated approximately $200,000 of potential liability-based work with the Canadian Revenue Agency to remedy a tax issue for the period spanned from 2020-2025, other than this issue, no other losses and no other provision for loss contingency have been recorded to date.

As discussed in Note 9 Related Party Note Payable and Related Party Convertible Note Payable above, the liability arising in respect of this issue will reduce the amount of the loan repayment to the former owners of Fat Panda will be reduced, dollar for dollar, by the amount of any tax liability assessed.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other reports and periodic filings with the SEC, including, without limitation, the risk factors and uncertainties contained under the caption “Item 1A—Risk Factors” in our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, that could materially and adversely affect our business, financial condition, and results of operations. The risk factors discussed in that Transitional Form 10-KT do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Risks Related to Cryptocurrencies

The further development and acceptance of the BNB chain (the “BNB Chain”) and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of the BNB Chain and other cryptocurrency networks may adversely affect an investment in the Company.

Cryptocurrency such as BNB may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks and chains are a new and rapidly evolving industry of which the BNB Chain are a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and the BNB Chain in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as the BNB Chain, include:

●	Continued worldwide growth in the adoption and use of BNB and other cryptocurrencies, including those competitive with BNB;

●	Government and quasi-government regulation of BNB and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of the BNB Chain or similar cryptocurrency systems;

●	The maintenance and development of the open-source software protocol of the BNB Chain;

●	Changes in consumer demographics and public tastes and preferences;

●	The availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and

●	General economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.

A decline in the popularity or acceptance of the BNB Chain and other cryptocurrency networks may harm the price of our Common Stock. There is no assurance that the BNB Chain, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of BNB.

The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.

Cryptocurrency markets, including spot markets for BNB, are growing. The digital asset trading platforms through which BNB and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of BNB for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring BNB from a personal account to a third-party’s account.

Digital asset trading platforms do not appear to be subject to, or may not comply with, regulation in a manner similar to other regulated trading platforms, such as national securities exchanges or designated contract markets. Many digital asset trading platforms are unlicensed, are unregulated, operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions. Digital asset trading platforms may be out of compliance with existing regulations.

Tools to detect and deter fraudulent or manipulative trading activities (such as market manipulation, front-running of trades, and wash-trading) may not be available to or employed by digital asset trading platforms or may not exist at all. As a result, the marketplace may lose confidence in, or may experience problems relating to, these venues and the digital assets that trade on these venues.

No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of the Common Stock.

Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of BNB and other cryptocurrency and the Common Stock. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact the Company’s ability to determine the value of its cryptocurrency holdings.

A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in the Company.

Cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.

Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of the Common Stock.

Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in the Company.

The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BNB, could have a material adverse effect on the value of the Common Stock and the Common Stock could lose all or substantially all of its value.

The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including BNB, over the course of 2021, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for BNB. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout BNB’s history. BNB prices have continued to exhibit extreme volatility.

Extreme volatility may persist and the value of the Common Stock may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC. In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. The 2022 Events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including BNB, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

Extreme volatility in the future, including further declines in the trading price of BNB, could have a material adverse effect on the value of the Common Stock and the Common Stock could lose all or substantially all of its value. Furthermore, negative perception and a lack of stability and standardized regulation in the cryptocurrency economy may reduce confidence in the cryptocurrency economy and may result in greater volatility in the price of BNB and other cryptocurrencies, including a depreciation in value.

We may be subject to regulatory developments related to cryptocurrencies and cryptocurrency markets, which could adversely affect our business, financial condition, and results of operations.

As cryptocurrencies are relatively novel and the application of state and federal securities laws and other laws and regulations to cryptocurrencies are unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrencies or the ability of individuals or institutions such as us to own or transfer cryptocurrencies.

If cryptocurrencies are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrencies and in turn adversely affect the market price of our Common Stock. Moreover, the risks of us engaging in a BNB treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Risks Related to Investing in BNB

BNB is subject to extreme price volatility, and any sustained decline in the market price of BNB could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our Common Stock.

Historical prices of BNB have exhibited sudden and significant fluctuations due to shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions, and regulatory announcements. Because digital asset trading markets are relatively new, largely unregulated, and, at times, subject to limited liquidity, BNB may experience larger or more frequent price swings than traditional asset classes and may not be complying with existing regulations. As a result, trading activity on or reported by these digital asset trading platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets and may reflect behavior that would be prohibited in regulated U.S. trading venues. Furthermore, many digital asset trading platforms lack certain safeguards put in place by more traditional exchanges to enhance the stability of trading on the platform and prevent flash crashes, such as limit-down circuit breakers. As a result, the prices of cryptocurrencies such as BNB on digital asset trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. A rapid decrease in the price of BNB—whether the result of negative perception, a lack of stability in the digital asset trading platforms, market manipulation of cryptocurrency trading platforms by customers, a cyber-security incident, regulatory action, or other factors—could materially reduce the value of any BNB we hold, force us to recognize impairment charges, trigger defaults or covenant breaches in any future financing arrangements, and depress the market price of our securities.

Additionally, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributors of BNB. Most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could have a material impact on the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price or trading volume of BNB on the Binance Exchange or other secondary markets. Further, to the Company’s knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB; as such, prior conduct and indications of current intent are not necessarily indicative of actual or future trading activities by these parties. Recently, certain market participants have alleged potential manipulation of the price of BNB by the Binance Exchange. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock.

The value of our Common Stock depends on the development and acceptance of the BNB Chain. The slowing or stopping of the development or acceptance of the BNB Chain may adversely affect an investment in our Common Stock.

Digital assets such as BNB were only introduced within the past 15 years, and the medium-to-long-term value of our Common Stock is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers validators and the potential for malicious activity. BNB itself was launched only in 2017. Digital asset networks, including the BNB Chain, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because BNB is a digital asset, the value of our Common Stock is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.

The BNB Chain, including the cryptographic and algorithmic protocols associated with the operation of the BNB Chain, has only been in existence since 2017, and BNB markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks that could materially adversely affect the value of our Common Stock:

●	Digital assets, including BNB, are controllable only by the possessor of both the unique public key and private key or keys relating to the BNB Chain address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

●	Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the BNB Chain, would affect the ability to transfer digital assets, including BNB, and, consequently, their value.

●	The foregoing notwithstanding, the BNB Chain’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to the BNB Chain based on the proposals of such core developers, the BNB Chain would be subject to new protocols that may adversely affect the value of BNB.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the BNB Chain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.

●	As the BNB Chain continues to develop and grow, certain technical issues might be uncovered, and the troubleshooting and resolution of such issues requires the attention and efforts of BNB Chain’s global development community. Like all software, the BNB Chain is at risk of vulnerabilities and bugs that can potentially be exploited by malicious actors.

●	Many digital asset networks, including the BNB Chain, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to the BNB Chain and the value of BNB.

●	Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal blockchain network or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying the BNB Chain or BNB as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the BNB Chain or take the treasury’s BNB, which would adversely affect the value of the Common Stock. Moreover, normal operations and functionality of the BNB Chain may be negatively affected. Such losses of functionality could lead to the BNB Chain losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for BNB. Even if another digital asset other than BNB were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Common Stock.

●	The BNB Chain is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of BNB as well as other BNB Chain protocols. The open-source nature of many digital asset network protocols, such as the protocol for the BNB Chain, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If the BNB Chain does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of the BNB Chain and price of BNB.

●	Software applications running on top of the BNB Chain (often referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain BNB to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require BNB in order to pay the transaction fees needed to pay validators to execute transactions and smart contract operations. As such, they represent a significant source of demand for BNB. BNB’s price volatility (particularly where BNB prices increase), or the BNB Chain’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using the BNB Chain as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon the BNB Chain for other blockchain or digital asset networks or protocols for whatever reason, the value of BNB could be negatively affected.

Moreover, because digital assets, including BNB, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this prospectus.

Digital assets represent a new and rapidly evolving industry, and the value of our Common Stock depends on the acceptance of BNB.

The first major blockchain-based digital asset, bitcoin, was launched in 2009. The BNB Chain launched in 2017. In general, digital asset networks, including the BNB Chain and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Common Stock:

●	Banks and other established financial institutions may refuse to process funds for BNB transactions; process wire transfers to or from digital asset trading platforms, BNB-related companies or service providers; or maintain accounts for persons or entities transacting in BNB. As a result, the prices of BNB are largely determined by speculators and validators, thus contributing to price volatility that makes retailers less likely to accept BNB in the future.

●	Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset related services or that accept digital assets as payment, which could dampen liquidity in the market and damage the public perception of digital assets generally or any one digital asset in particular, such as BNB, and their or its utility as a payment system, which could decrease the price of digital assets generally or individually.

●	Certain privacy-preserving features have been or are expected to be introduced to a number of digital asset networks. If any such features are introduced to the BNB Chain, any trading platforms or businesses that facilitate transactions in BNB may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks.

●	Users, developers and validators may otherwise switch to or adopt certain digital assets at the expense of their engagement.

●	If BNB is not accepted, or the BNB Chain value proposition is not or ceases to be realized, BNB could have no value, which would have a material adverse effect on the Company and the price of its Common Stock.

We face risks relating to the potential compromise of the BNB Chain and other cryptocurrencies’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of the BNB Chain and other cryptocurrencies’ network are fundamentally dependent on the robustness of its cryptographic algorithms. BNB and other cryptocurrencies’ protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (AI”) and quantum computing may pose significant risks to the BNB Chain and other cryptocurrencies’ network’s security and operational stability.

Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the BNB Chain and other cryptocurrencies. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms (ECDSA). A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the BNB Chain.

AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting BNB and other cryptocurrencies’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, mining hardware, or network protocols could threaten the stability and reliability of the BNB Chain and other cryptocurrencies’ ecosystems.

There can be no assurance that BNB and other cryptocurrencies’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the BNB Chain and other cryptocurrencies’ networks may face challenges in adopting such technologies at scale, particularly given their decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of BNB and other cryptocurrencies and could negatively impact our business, financial condition and results of operations.

If validators exit the BNB Chain, it could increase the likelihood of a malicious actor obtaining control.

Validators exiting the network could make the BNB Chain more vulnerable to a malicious actor obtaining control of a large percentage of staked BNB, which might enable them to manipulate the BNB Chain by censoring or manipulating specific transactions. If the BNB Chain suffers such an attack, the price of BNB could be negatively affected, and a loss of confidence in the BNB Chain could result. Any reduction in confidence in the transaction confirmation process or staking power of the BNB Chain may adversely affect an investment in the Common Stock.

Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.

Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning the BNB Chain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as the BNB Chain, could quickly collapse, and an investment in the Common Stock may be adversely affected.

Risk Factors Related to Our Proposed Digital Asset Treasury Strategy

We have recently shifted a portion of our business strategy towards a focus on BNB, and we may be unable to successfully implement this new strategy.

We have shifted a portion of our business strategy towards BNB, including potential investments in BNB, including through staking, restaking, liquid staking and other decentralized finance activities. There is no assurance that we will be able to successfully implement this new strategy or operate BNB-related activities at the scale or profitability currently anticipated. The BNB Chain operates with a Proof-of-Staked-Authority consensus mechanism, which differs significantly from bitcoin’s Proof-of-Work mining mechanism. This strategic shift requires specialized employee skillsets and operational, technical and compliance infrastructure to support BNB and related staking activities. This also requires that we implement different security protocols and treasury management practices. Further, there is ongoing scrutiny and limited formal guidance from regulatory agencies, including Nasdaq and the SEC, with respect to the treatment of public company cryptocurrency strategies. There is no assurance that we will be able to execute this strategy by building out the needed infrastructure within the timeframe that we currently anticipate. Errors by key management could result in significant loss of funds and reduced rewards. As a result, our shift towards BNB could have a material adverse effect on our business and financial condition.

Our shift towards a BNB-focused strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards a BNB-focused strategy, including staking, restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks. BNB’s Proof-of-Staked-Authority consensus mechanism requires that we operate validator nodes, employ secure key management and implement slashing protection. It also requires that we maintain constant up time to ensure that we are eligible for staking rewards and to avoid penalties. In addition, the BNB ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs and could cause temporary service disruptions. We may also need to employ third-party service providers in our operations, which may introduce risks outside of our control, including significant cybersecurity risks. Any of these operational risks could materially and adversely affect our ability to execute our BNB strategy, prevent us from realizing positive returns and severely hurt our financial condition.

Transactions using BNB require the payment of “gas fees,” which are subject to fluctuations that may result in high transaction fees.

Transactions using BNB, including purchases, sales and staking, require the payment of “gas fees” in BNB. Gas fees are payments made by the user to compensate for the computational energy required to process and validate transactions, such as purchases, sales and staking, on the BNB Chain. These fees can fluctuate and can be very expensive relative to the cost of the transaction depending upon congestion and demand on the network. If fees are high, the cost of a transaction will potentially decrease the return of the investment, which could be negative. High gas fees may also cause delays in the execution of a transaction, which could affect the preferred timing of execution and may lead to execution of a transaction during inopportune times. In addition, gas fees are paid in BNB itself, which would require that sufficient BNB balances are maintained. Future upgrades to the BNB protocol, regulatory changes, or technical issues could also adversely impact the cost of gas fees and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

There is a possibility that BNB may be classified as a “security.” If BNB is classified as a “security,” that would subject us to additional regulation and could materially impact the operations of our treasury strategy and our business.

None of the SEC or any other U.S. federal or state regulator has publicly stated whether they agree that BNB is a “security,” and BNB has not yet been classified with respect to the U.S. federal securities laws. Although we believe that BNB is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or our treasury under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.

As part of our ongoing review of applicable securities laws, we take into account a number of factors, including the various definitions of “security” under such laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases. We also consider court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that BNB is not a “security” is premised, among other reasons, on our conclusion that BNB does not appear to meet certain elements of the Howey test, such as that holders of BNB do not have a reasonable expectation of profits from our efforts in respect of their holding of BNB.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that BNB, or any other digital asset we might hold, is a “security.” Therefore, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties if BNB or components of the BNB Chain were determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties and other damages, and adversely affect our business, results of operations, financial condition, treasury operations and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A), the substantial majority of the proceeds from our recent Offering will be used to acquire BNB, which is an amount in excess of 40% of our total assets. Since we believe BNB is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of our total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of our net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

BNB and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, treasury and prospects.

Adverse changes in the regulatory treatment of digital assets such as BNB could materially impair the value and liquidity of our holdings and negatively impact our business, financial condition, and results of operations.

The legal and regulatory framework governing digital assets in the United States and in foreign jurisdictions is rapidly evolving and remains highly uncertain. Federal, state, and foreign regulators continue to issue new rules and take enforcement actions that directly or indirectly affect the classification, transferability, custody, and tax treatment of cryptocurrencies, including BNB. Should BNB, or the activities of any party critical to the BNB ecosystem (including exchanges, validators, custodians, or Binance itself), be deemed to violate securities, commodities, anti-money-laundering, sanctions, consumer-protection, or other applicable laws, we could become subject to significant fines, penalties, registration requirements, trading restrictions, or forced divestiture of BNB. Any such development could cause a precipitous decline in the market price of BNB, impair our ability to monetize or otherwise use our digital asset treasury, and adversely impact the market price of our securities.

We rely on third-party custodians, trading platforms, and other counterparties to acquire, secure, stake, and dispose of BNB; any failure or malfeasance by these counterparties could result in total or partial loss of our digital assets.

Our ability to implement a digital asset treasury strategy depends on the performance, solvency, and information-technology infrastructure of third-party exchanges, custodians, blockchain validators, and decentralized finance protocols. These counterparties may experience cyber-attacks, internal control failures, fraud, insolvency, or regulatory enforcement that could freeze, delay, or permanently impair access to our BNB holdings or the yield we expect to generate from staking or other on-chain activities. In addition, concentrated holdings of BNB by a limited number of counterparties heighten our exposure to counterparty and systemic risk. Any loss or inaccessibility of BNB held on our behalf could have a material adverse effect on our financial condition and results of operations.

Technical shortcomings or defects in the BNB Chain, including changes to its validator structure, governance model, or core software, could diminish the utility and value of BNB and harm our business.

The BNB Chain is a public, open-source blockchain protocol that is not under our control. Its ongoing viability depends on the continued consensus and cooperation of independent developers, validators, node operators, and other ecosystem participants. If the BNB Chain experiences a successful cyber-attack, a material software bug, a “hard fork” that fragments the network, or a prolonged outage, market confidence in BNB could be severely undermined. Similarly, decisions by Binance or influential validators to adopt protocol changes, modify transaction-fee structures, or alter burn practices or network governance could adversely affect BNB’s economics and, therefore, the value of our holdings.

Our concentration in a single digital asset exposes us to unique liquidity risks that may prevent us from converting BNB into fiat currency or other assets when desired, particularly during periods of market stress.

Liquidity in digital asset markets can quickly deteriorate in response to negative news, regulatory scrutiny, or systemic events affecting exchanges or stablecoins. In the event of a market-wide liquidity crunch, we may be unable to sell, stake, or otherwise monetize our BNB holdings at prevailing quoted prices—or at all—without significantly affecting the market price of BNB. Limited liquidity may also impair our ability to fund working-capital needs, repay indebtedness, or pursue acquisition opportunities, any of which could have a material adverse effect on our business, financial condition, and prospects.

Our dependence on Binance and its affiliates for the health and credibility of the BNB ecosystem subjects us to material counterparty, reputational, and regulatory risks outside of our control.

Binance played a central role in the creation, issuance, and continuing promotion of BNB and remains an important driver of its adoption. BNB’s value and utility are closely tied to the continued operation, reputation, and legal standing of Binance, its original issuer and primary ecosystem driver. Any adverse developments affecting Binance—including legal, regulatory, operational, or reputational issues—could materially impair the value or liquidity of our BNB holdings. The BNB Chain’s validator structure and governance are subject to centralization concerns, with a limited number of participants exerting significant control over network operations. The health and growth of the BNB Chain ecosystem, including the success of dApps, staking, and yield-generating activities, are critical to the Company’s business model and financial performance. Further, if Binance or its affiliates take certain actions including, without limitation, supporting potential future competitors who pursue a BNB treasury strategy, changing their burn policies and procedures or conducting burns in a manner inconsistent with their public disclosures, or refusing to sell BNB to us on acceptable terms or at all, such actions could materially and adversely affect the value of our digital asset treasury and the market price of our securities.

In addition, Binance, its founder (who is reported to hold the majority of BNB in circulation) and certain affiliates of Binance have been, and may continue to be, the subjects of investigations, civil actions, or criminal proceedings in multiple jurisdictions, including the United States, the United Kingdom, Australia, Canada, Europe, Asia and Africa. These matters have involved, among other things, market manipulation, violations of anti-money laundering requirements, unregistered securities offerings, the failure to maintain adequate compliance programs and the unauthorized operation of trading platforms. As part of a settlement with U.S. regulators in November 2023, Binance agreed to pay more than $4.3 billion to U.S. regulators and to undertake extensive remedial compliance measures. Binance’s founder (who is reported to hold the majority of BNB in circulation) paid a fine of $50 million to U.S. regulators and was also sentenced to jail for four months. Additional or ongoing regulatory scrutiny of Binance, its founders or its affiliates, including related to the effectiveness of mandated remedial measures—could negatively affect public perception of BNB, constrain trading activity, and suppress the price and liquidity of BNB. Any such development could materially and adversely affect the value of our digital asset treasury and the market price of our securities.

If we are unable to raise additional capital on acceptable terms, our ability to implement and sustain a digital asset treasury strategy may be compromised.

Our strategy contemplates the discretionary purchase of BNB and related yield-generating instruments. The capital required to acquire, stake, and actively manage BNB may exceed our existing cash resources and cash flows from operations. Market conditions, our share price performance, the volatility of digital assets, and regulatory uncertainties could impair our ability to access debt or equity capital on terms acceptable to us, or at all. Failure to obtain necessary financing could force us to curtail or abandon our digital asset strategy, which could materially harm our growth prospects and the value of our securities.

Our BNB holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the cryptocurrency markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrencies at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our cryptocurrency holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, cryptocurrencies we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered cryptocurrencies or otherwise generate funds using our cryptocurrency holdings, including in particular during times of market instability or when the price of BNB has declined significantly. If we are unable to sell our cryptocurrencies, enter into additional capital raising transactions using cryptocurrencies as collateral, or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrencies at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

There may be potential inconsistencies between the stated intentions and future actions of Binance and its related entities.

While Binance and its former controller have stated that they and their related entities do not actively trade BNB or engage in purchasing activities intended to support its price or increase trading volume, these statements reflect only their current intentions and plans. There can be no assurance that their future actions will remain consistent with these representations. Circumstances, business strategies, or other factors may change, and Binance or its related parties may alter their activities with respect to BNB at any time without prior notice.

Additionally, the lack of publicly available information makes it difficult to independently verify whether trading activity in BNB by these parties is occurring in accordance with the Binance Exchange’s policies and procedures, or whether such activity is materially affecting the price or trading volume of BNB on the Binance Exchange or other secondary markets. Any deviation from their stated intentions, or any undisclosed activity, could have a significant impact on the market for BNB, potentially affecting its price, trading volume, and overall market perception. As a result, investors and other market participants should be aware that there is no guarantee that Binance and its related entities will continue to act in accordance with their current statements, and any changes in their conduct could adversely affect the value and liquidity of BNB.

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

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: September 22, 2025	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
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

