Form 10-Q
period 2025-10-31
CEA Industries Inc.
filed 2025-12-15
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41266

CEA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C
Louisville, Colorado	80027
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BNC	Nasdaq Capital Market
Warrants to purchase common stock	BNCW	Nasdaq Capital Market

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

As of December 12, 2025, the number of outstanding shares of common stock of the registrant was 44,062,938

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended October 31, 2025

Table of Contents

Page
Cautionary Statement	ii

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of October 31, 2025 (Successor) (Unaudited) and April 30, 2025 (Predecessor) ( Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended October 31, 2025 and the Three Months Ended October 31, 2024 (Predecessor), for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended October 31, 2025,for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), the Three Months Ended October 31, 2024 (Predecessor) and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II — OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	39

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

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

●	the longevity of the Company’s position as the largest BNB treasury in the world;

●	the long-term growth and adoption of the BNB ecosystem;

●	BNC’s role in advancing BNB’s global adoption;

●	the growth of interest from institutional partners and investors worldwide;

●	BNC being the most trusted and strategically positioned digital asset treasury;

●	progress and achievement of the Company’s goals regarding BNB acquisition and staking, the long-term value of BNB, continued growth and advancement of the Company’s BNB treasury strategy and the applicable benefits to the Company; and;

●	BNC’s ability to scale its holdings and introduce innovative structures, which result in lasting value to shareholders.;

●	other factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of BNC.

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

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

	Successor	Predecessor
	October 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,535,255	$2,148,606
Digital asset receivable	20,879,068	-
Accounts receivable, net	83,680	228,507
Related party receivables, net	-	668,301
Contract assets, net	233,274	-
Inventory, net	3,488,357	3,293,947
Prepaid expenses and other	873,408	119,012
Total Current Assets	58,093,042	6,458,373
Noncurrent Assets
Property and equipment, net	272,172	322,880
Goodwill	4,032,316	-
Digital assets	547,108,026	-
Intangible assets, (net of accumulated amortization of $208,992)	4,908,861	-
Deposits	228,887	217,379
Deferred tax assets	-	154,951
Operating lease right-of-use asset	1,821,417	1,890,013
Total Non-Current Assets	558,371,679	2,585,223

TOTAL ASSETS	$616,464,721	$9,043,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,505,055	$2,255,445
Deferred revenue	739,643	-
Note payable	3,973,720	-
Related party note payable, net of discount	356,900	-
Income taxes payable	-	105,476
Current portion of operating lease liability	671,520	528,914
Royalty liabilities	-	18,051
Total Current Liabilities	11,246,838	2,907,886

Noncurrent Liabilities
Operating lease liability, net of current portion	1,187,373	1,374,639
Deferred tax liabilities	19,623,329	-
Related party convertible note payable	727,922	-
Related party note payable, net of discount	657,095	-
Warrant Liabilities - Stapled Warrants	98,132,639	-
Total Noncurrent Liabilities	120,328,358	1,374,639

TOTAL LIABILITIES	131,575,196	4,282,525

Commitments and Contingencies (Note 12)	-	-

SHAREHOLDERS’ EQUITY
Common stock $0.00001 par value; 200,000,000 authorized; 45,321,002 shares issued and outstanding	454	-
Common stock, unlimited authorized; 1,410 shares issued and outstanding	-	401
Additional paid-in capital	248,946,201	-
Retained earnings	235,992,420	4,837,746
Accumulated comprehensive Income (Loss)	(49,550)	(77,076)
Total Shareholders’ Equity	484,889,525	4,761,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$616,464,721	$9,043,596

CEA Industries Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024	Period from June 7 through October 31, 2025	Period from May 1 through June 6, 2025	Six Months Ended October 31, 2024

Revenue	$7,143,485	$7,436,751	$11,720,973	$2,927,689	$14,405,418

Cost of revenue	5,050,228	4,591,637	8,256,041	2,001,537	8,652,017

Gross profit	2,093,257	2,845,114	3,464,932	926,152	5,753,401

Operating (income) expenses:
Advertising and marketing expenses	4,655,063	184,013	4,726,687	63,202	297,205
Product development costs	-	-		-	-
Unrealized (gain)/loss on digital assets	(114,033,718)	-	(114,033,718)	-	-
Selling, general and administrative expenses	21,666,564	2,284,433	28,604,021	842,348	4,215,452
Total operating (income) expenses	(87,712,091)	2,468,446	(80,703,010)	905,550	4,512,657

Operating income (loss)	89,805,348	376,668	84,167,942	20,602	1,240,744

Other income (expense), net
Airdrop income	5,827,578	-	5,827,578	-	-
Gain on change in fair value of warrant liability	206,818,087	-	206,818,087	-	-
Interest expense/amortization of debt discount	(392,228)	-	(664,257)	-	-
Other income (expense), net	(254,515)	-	(254,513)	-	-
Total other income (expense)	211,998,922	-	211,726,895	-	-

Income before provision for income taxes	301,804,270	376,668	295,894,837	20,602	1,240,744

Provision for income taxes	18,161,497	85,051	18,100,461	1,589	240,704

Net income (loss)	$283,642,773	$291,617	$277,794,376	$19,013	$1,000,040

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,686)	(21,447)	(49,550)	34,825	10,784

Other comprehensive income (loss), net of tax	$283,640,087	$270,170	$277,744,826	$53,838	$1,010,824

Net income per share of common stock attributable to common stockholders
Basic	$5.39	$206.82	$8.47	$13.48	$709.25
Diluted	$5.36	$206.82	$8.43	$13.48	$709.25

Weighted average number of common shares outstanding		-
Basic	52,586,930	1,410	32,780,642	1,410	1,410
Diluted	52,901,925	1,410	32,960,249	1,410	1,410

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Successor
Balance, July 31, 2025	860,457	$9	$54,597,106	$(47,650,353)	$(46,864)	$6,899,898
Issuance of common stocks and warrants in private offering, net of issuance costs of $9,308,741	41,754,478	418	185,775,901	-	-	185,776,319
Issuance of common stocks via ATM, net of issuance costs	856,275	8	12,928,313	-	-	12,928,321
Exercise of warrants	2,376,302	24	-	-	-	24
Repurchase of common stock	(529,170)	(5)	(4,385,566)	-	-	(4,385,571)
Stock based compensation expenses for options	-	-	3,799	-	-	3,799
Common shares issued to directors on settlement of restricted stock units	2,660	-	26,648	-	-	26,648
Foreign Currency Translations	-	-	-	-	(2,686)	(2,686)
Net income	-	-	-	283,642,773	-	283,642,773
Balance, October 31, 2025	45,321,002	$454	$248,946,201	$235,992,420	$(49,550)	$484,889,525

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Successor
Balance, June 7, 2025	802,346	$8	$49,613,146	$(41,801,956)	$-	$7,811,198
Common shares issued on settlement on vesting of restricted stock units issued to directors	4,189	-	33,226	-	-	33,226
Stock based compensation expenses for options	-	-	7,854	-	-	7,854
Fair value of restricted stock units issued to directors	-	-	2,329,698	-	-	2,329,698
Fair value of restricted stock units issued to employees	-	-	2,329,679	-	-	2,329,679
Common shares issued on acquisition of Fat Panda	39,000	1	313,950	-	-	313,951
Issuance of common stocks and warrants in private offering, net of issuance costs of $9,308,741	41,754,478	418	185,775,901	-	-	185,776,319
Issuance of shares via ATM, net of issuance costs	856,275	8	12,928,313	-	-	12,928,321
Exercise of warrants	2,393,884	24	-	-	-	24
Repurchase of common stock	(529,170)	(5)	(4,385,566)	-	-	(4,385,571)
Foreign currency translation	-	-	-	-	(49,550)	(49,550)
Net profit (loss)	-	-	-	277,794,376	-	277,794,376
Balance, October 31, 2025	45,321,002	$454	$248,946,201	$235,992,420	$(49,550)	$484,889,525

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Predecessor
Balance, May 1, 2025	1,410	$401	$-	$4,837,746	$(77,076)	$4,761,071
Foreign Currency Translations	-	-	-	-	34,825	34,825
Net income	-	-	-	19,013	-	19,013
Balance, June 6, 2025	1,410	$401	$-	$4,856,759	$(42,251)	$4,814,909

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulative Comprehensive Income	Total
Predecessor
Balance, August 1, 2024	1,410	$401	$-	$4,976,240	$(43,926)	$4,932,715
Foreign Currency Translations	-	-	-	-	(21,447)	(21,447)
Net income	-	-	-	291,617	-	291,617
Balance, October 31, 2024	1,410	$401	$-	$5,267,857	$(65,373)	$5,202,885

	Common Stock
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Total
Predecessor
Balance, May 1, 2024	1,410	$401	$-	$4,267,817	$(76,157)	$4,192,061
Foreign Currency Translations	-	-	-	-	10,784	10,784
Net income	-	-	-	1,000,040	-	1,000,040
Balance, October 31, 2024	1,410	$401	$-	$5,267,857	$(65,373)	$5,202,885

The accompanying notes are an integral part of these condensed consolidated financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	Consolidated	Fat Panda group	Fat Panda group
	USD	USD	USD
	Period from June 7 through October 31, 2025	Period from May 1 through Jun 6, 2025	Period from May 1 through October 31, 2024
Cash flows from operating activities:
Net income	$277,794,376	$19,013	$1,000,040
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	257,168	13,258	50,307
Share-based compensation	4,700,457	-	-
Amortization of debt discount	94,826	-	-
Non-cash income from airdrops	(5,827,578)
Unrealized gain on digital assets	(114,033,718)
Gain on change in fair value of warrant liability	(206,818,087)
Gain/Loss on disposal of assets	581	-	-
Changes in operating assets and liabilities:
Digital Assets-AR	(27,406)	-	-
Accounts receivable	48,925	53,226	524
Income taxes payable	(295,014)	1,589	(129,283)
Inventory	112,365	(362,569)	(586,407)
Prepaid expenses	992,638	6,632	(16,426)
Accounts payable and accrued liabilities	212,505	35,336	50,103
Lease Liabilities	3,319	256	59,343
Deferred Revenue	273,558	-	-
Royalty	-	(5,183)	(17,731)
Contract Assets	1,054	-	-
Deferred tax asset (liabilities)	18,395,475	-	(142,667)
Net cash provided by (used in) operating activities	(24,114,556)	(238,442)	267,803

Cash from investing activities
Cash paid for acquisitions of Fat Panda	(10,325,769)	-	-
Purchase of Digital Assets	(174,900,038)	-	-
Purchases of property and equipment	(9,314)	-	(19,749)
Net cash used in investing activity	(185,235,121)	-	(19,749)

Cash from financing activities
Proceeds from note payable	3,910,282	-	-
Proceeds from issuance of common stock and warrants in private offering	226,837,431	-	-
Issuance cost of common stock and warrants in private offering	(9,308,741)	-	-
Warrants exercised	24
Proceeds from issuance of common stocks (ATM Sales)	12,928,330	-	-
Repurchase of shares (Treasury shares)	(4,000,000)	-	-
Net cash used in financing activity	230,367,326	-	-

Net change in cash	21,017,649	(238,442)	248,054
Effect of exchange rate changes on cash	70,195	13,620	(27,424)
Cash, beginning of period	11,447,411	2,148,606	-
Cash, end of period	$32,535,255	$1,923,784	$220,630

Non-cash investing and financing activities:
Issuance of common stock for Fat Panda acquisition	$313,950
CRA Indemnity Note	356,900
Issuance of related party notes for Fat Panda acquisition	1,245,768
In-kind digital assets contribution received against issuance of equity and warrants in private offerings	273,198,354
In-kind digital assets acquired from PIPE offering proceeds	(273,198,354)
Repurchase of shares outstanding payment to sales agent	(385,572)

Note 1 – Nature of Operations

Description of Business

CEA Industries Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2009, and is headquartered in Louisville, Colorado. Historically, the Company operated a portfolio of consumer and commercial businesses, including climate control systems for controlled environment agriculture and retail operations in the vaping industry.

In August 2025, the Company initiated a strategic transformation by adopting a digital asset treasury strategy focused exclusively on Binance Coin (“BNB”), the native token of the BNB Chain blockchain. Through its wholly owned subsidiary, BNC BNB Cayman, the Company seeks to build and manage the largest corporate treasury of BNB, providing institutional-grade exposure to blockchain infrastructure and decentralized finance (DeFi).

The Company’s treasury operations include acquiring and holding BNB on its condensed consolidated balance sheet and generating income through activities such as validation services, lending, and other DeFi protocols. This strategy commenced on August 5, 2025, following the closing of a private placement that raised approximately $500 million, with up to $750 million in additional proceeds available through warrant exercises. This capital raise supports the implementation of the Company’s BNB-focused Digital Asset Treasury (“DAT”) strategy, under which BNB serves as the primary treasury reserve asset.

To support this strategy, the Company established CEA BRS LLC, a Delaware limited liability company, as a special purpose entity to hold and manage certain cryptocurrency assets in accordance with the DAT strategy. Additionally, the Company formed BNC BNB Cayman, an exempted company organized under the laws of the Cayman Islands, to facilitate international operations and treasury management. These entities are wholly owned subsidiaries of the Company.

In connection with this strategic shift, the Company changed its Nasdaq ticker symbol from “VAPE” to “BNC” on August 6, 2025, reflecting its new identity as the BNB Network Company while continuing its core business operations. The Company continues to operate its legacy business, and beginning in the second fiscal quarter ending October 31, 2025, its financial results also reflect the build-out of its digital asset treasury platform.

Additionally, on June 6, 2025, the Company completed the acquisition of Fat Panda Ltd. and related entities (“Fat Panda”), entering the Canadian nicotine vape industry. This acquisition aligns with the Company’s strategy to focus on high-growth, regulated consumer markets and provides a vertically integrated infrastructure to support retail expansion and e-commerce capabilities.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the six months ended October 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026.

The balance sheet information as of April 30, 2025, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025.

On June 6, 2025 (the “Acquisition Date”), CEA Industries Inc. completed its acquisition of the Fat Panda Group of Companies (“Fat Panda”) (the “Fat Panda Acquisition”). As described in Note 4 – Business Combination, CEA Industries Inc. has been identified as the accounting acquirer (the “Successor”) and Fat Panda as the accounting predecessor (the “Predecessor”) in accordance with the acquisition method of accounting under ASC 805, Business Combinations. As a result of this designation, the financial statements reflect a change in reporting entity. Financial information for periods prior to the Acquisition Date represents the historical operations of Fat Panda and is labelled as “Predecessor.” Financial information for periods beginning on and after the Acquisition Date reflects the operations of the combined entity under the control of CEA Industries Inc. and is labelled as “Successor” since CEA Industries Inc.’s operations prior to the acquisition were insignificant relative to those of Fat Panda. The merger was accounted for as a business combination using the acquisition method of accounting. The Successor financial statements reflect a new basis of accounting based on the fair value of the identifiable net assets acquired. Determining the fair value of certain assets and liabilities assumed involves significant judgment and the use of estimates and assumptions. See Business Combinations below for additional information on the fair values of assets and liabilities recorded in connection with the Fat Panda Acquisition.

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

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets through the creation of ASC 350-60 – Intangibles – Goodwill and Other – Crypto Assets. ASU 2023-08 became effective for all entities for fiscal years beginning after December 15, 2024. The standard became effective for the Company on May 1, 2025, and no cumulative-effect adjustment was required. The Company accounts for its digital assets, including BNB tokens, in accordance with ASC 350 – Intangibles – Goodwill and Other. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible crypto assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820 – Fair Value Measurement, using quoted prices in active markets. The Company has designated a principal market based on the market that the Company has access to and has the greatest volume and level of activity of BNB for determining the fair value of BNB tokens.

The Company deposits certain digital assets with third-party exchanges to facilitate trading activities. Assets held on these exchanges are not maintained in segregated wallets under the Company’s exclusive control and are pooled with assets of other customers. Due to the lack of sufficient regulatory oversight and the Company’s inability to prevent the exchange from using these assets for purposes other than those directed by the Company, the Company has concluded it does not have complete control over the deposited assets. Accordingly, such amounts are recorded as receivables from the exchange within current assets, rather than as digital assets on the condensed consolidated balance sheet, as the Company does not expect to hold these receivables for more than 12 months.

The Company holds BNB digital assets and periodically receives airdrops from blockchain projects within the Binance ecosystem. Airdrops are distributed randomly without consideration or contractual agreement; therefore, they do not meet the criteria for revenue recognition under ASC 606. The Company records the fair value of airdrops upon receipt and classifies the income as non-operating, presented within Other Income in the consolidated statements of operations.

The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within unrealized gain/loss on digital assets. Realized gains and losses from the derecognition of digital assets would be included in the realized gain/loss on digital assets in the condensed consolidated statements of operations. Although the Company has not disposed of any digital assets during the reporting period, in the event there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received (through PIPE offerings) are presented within supplemental information for non-cash investing and financing activities in the condensed consolidated statements of cash flows.

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

As of October 31, 2025 (Successor), the Company had approximately $1,341,947 CAD in cash deposits in excess of the CDIC insurance limits at certain financial institutions.

The Company maintains deposits in U.S. financial institutions that exceed the federally insured amount of $250,000. As of October 31, 2025 (Successor), the Company had approximately $31,255,989 in cash deposits in excess of the FDIC insurance limits at one financial institution.

The Company periodically monitors the financial condition of its financial institutions and considers strategies to mitigate credit risk exposure related to uninsured balances. The Company has not experienced any losses to date on depository accounts. The Company maintains its cash accounts with high credit quality financial institutions and therefore believes that its loss exposure is minimal.

Fair value measurement

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company uses a three-level hierarchy to prioritize the inputs used in measuring fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets or other market-corroborated inputs.

Level 3 – Unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

All the Company’s BNB are held by BNC BNB Cayman, a wholly owned subsidiary organized under the laws of the Cayman Islands. The Company has designated a principal market for BNB based on the market that BNC BNB Cayman has access to and has the greatest volume and level of orderly transactions for BNB. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. Because BNB trades continuously across global markets, the Company applies a consistent valuation cut-off at midnight UTC on the reporting date to determine fair value.

The Company’s digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs) as of the reporting date.

The Company has elected the Fair Value Option for its USDC holdings to align with the treatment of its other digital assets. USDC is measured at fair value on a recurring basis using quoted prices in the Company’

The Company’s Stapled Warrants, issued in October 2025, are liability classified, and fair valued using a Monte-Carlo option model using Level 3 inputs. Information related to the Stapled Warrants is disclosed in Note 15 – Warrants.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, “Earnings per Share” (“ASC 260”). Basic EPS is computed by dividing undistributed earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted impact from potential common stock instruments is calculated using the treasury stock method, and if-converted method as applicable, unless the effect would be anti-dilutive.

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

Intangible assets

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

Debt Discount and Debt Issuance costs

Debt issuance costs related to notes payables liability are directly deducted from the carrying amount of the notes payables. These costs, along with debt discounts, are deferred and amortized over the term of the debt using the effective interest method.

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service. Most contracts include multiple performance obligations, such as engineering and technical services and delivery of climate control system equipment and components, which may span phases from facility design to equipment delivery and start-up. The Company does not provide construction or installation services. Certain contracts contain a single performance obligation, typically engineering-only services.

Transaction prices are allocated to each performance obligation based on standalone selling price. For engineering services, standalone selling price is estimated using project characteristics such as facility size and system complexity. For equipment sales, standalone selling price is determined by expected costs plus an appropriate margin. When prices are highly variable, the Company uses a combination of methods and observable inputs. Revenue is recognized when control transfers - generally upon shipment for goods and over time for engineering services based on percentage completion toward milestones.

The Company excludes taxes assessed by governmental authorities from transaction prices and recognizes revenue net of sales taxes. Freight revenue and related costs are recorded when control of goods passes to the customer. The Company offers assurance-type warranties only and maintains a warranty reserve based on historical costs.

Retail sales represent a single performance obligation satisfied at the point of sale. Revenue is recognized upon payment and delivery, net of sales taxes. Based on historical data, no material liability for returns was recorded for the periods presented. Gift card sales are recorded as a liability at issuance and recognized upon redemption or when breakage becomes probable. Loyalty programs, such as “buy 10, get 1 free” punch cards, represent separate performance obligations; related liabilities were immaterial for all periods presented.

Revenue from e-commerce, phone orders, and factory-direct wholesale is recognized upon shipment (FOB shipping point). Shipping and handling are considered fulfilment costs. Historical return rates are minimal; no allowance for returns has been recorded.

Franchise royalty fees are variable consideration based on a percentage of franchisee sales and are recognized in the period sales occur. Initial franchise fees are recognized upon opening of the new franchise location.

Concentrations

One customer accounted for 39% of the (Successor) Company’s accounts receivable as of October 31, 2025. The (Predecessor) Company’s accounts receivable from three customers made up 57%, 33%, and 10% of the total accounts receivable balance as of April 30, 2025.

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

Note 3 - Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed balance sheet as of October 31, 2025:

Digital Assets held:	Number of Tokens	Cost	Fair Value
BNB	511,932	$442,960,096	$557,443,133
BTC	55	6,451,182	6,001,864
USDC	4,067,333	4,067,333	4,067,333
USDT	474,764	474,764	474,764
Total	5,054,084	$453,953,375	$567,987,094

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. Digital assets are measured at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement, using a quoted prices in active markets (Level 1 inputs). Fair value represents the quoted prices on a principal market at midnight UTC on the measurement date.

As of October 31, 2025, the Company holds 502,441 BNB tokens with a fair value of $547,108,026 as digital assets. An additional 9,491 BNB tokens, valued at $10,335,107, are held with third-party exchanges where the Company does not control the private keys. Accordingly, BNB tokens held with third-party exchanges are presented as digital asset receivable, together with BTC, USDC and USDT, as of October 31, 2025.

Digital asset receivables are not interest-bearing and are generally due on demand. The Company’s digital asset receivables are with only one counterparty.

The following table summarizes the Company’s digital asset holdings, as of:

Fair Value on – May 1, 2025	Balance
Additions	$448,125,798
Airdrop income	5,827,578
Unrealized gain on BNB	114,483,038
Unrealized loss on BTC	(449,320)
Ending balance – October 31, 2025	$567,987,094

Note 4 - Business Combinations

On June 6, 2025 (the “Acquisition Date”), the Company acquired the Fat Panda Group of Companies, Central Canada’s leading retailer and manufacturer of vaping products, holding a significant market share across Manitoba, Ontario, and Saskatchewan. With 33 retail locations and a thriving e-commerce platform, the company offers a wide range of high-quality vape devices and e- liquids, including its own premium in-house line.

The purchase price was $12.3 million comprised of approximately $10.6 million in cash to the sellers, 39,000 shares of the Company’s common stock with an agreed value of $0.3 million and seller notes totalling $1.4 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of $4.0 million, which was due in six months (the “FP Loan”). In addition, $1.9 million has been placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters. On December 4, 2025, the Company repaid the outstanding balance of the FP Loan in full.

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

	As Initially Reported	Adjustment Increase (Decrease)	Revised Amount
Cash and cash equivalents	$1,924,558	$-	$1,924,558
Accounts receivable	176,720	(48,829)	127,891
Related party receivables	674,296		674,296
Inventory	3,690,227	(20,316)	3,669,911
Prepaid expenses	113,371	(33,064)	80,307
Fixed assets	314,515		314,515
Right-of-use asset	1,854,018		1,854,018
Deposits	219,330		219,330
Intangibles – Trade name	5,236,869		5,236,869
Goodwill	4,206,487	(76,442)	4,130,045
Accounts payable and accrued liability	(2,311,420)	46,526	(2,264,894)
Income taxes payable	(108,030)		(108,030)
Deferred tax liability	(1,257,613)		(1,257,613)
Lease liabilities - short-term	(533,659)		(533,659)
Current portion of royalty liabilities	(12,970)	12,970	-
Lease liabilities - long-term	(1,334,281)		(1,334,281)
Total net assets acquired	$12,852,418	$(119,155)	$12,733,263

During the three and nine months ended October 31, 2025, the Company recorded measurement period adjustments resulting from new information about facts and circumstances that existed as of the Acquisition Date. These adjustments primarily related to updated valuations of working capital accounts, including accounts receivable. inventory, prepaid expenses, and accrued liabilities, as well as the fair value of the notes issued to the seller as part of the purchase consideration. In accordance with ASC 805, the Company retrospectively adjusted the provisional amounts recognized at the Acquisition Date to reflect these new measurements. The adjustments resulted in changes to certain current assets and liabilities and the fair value of notes issued as consideration. The cumulative impact of these adjustments was recorded as a decrease to goodwill, and prior-period comparative information has been revised as if the adjustments had been recognized at the Acquisition Date.

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

The following table summarizes the acquired identifiable intangible assets, acquisition date estimated fair value and estimated useful lives:

The Company’s buyer transaction costs to acquire the Fat Panda Group of Companies totalled approximately $1,000,000 and are included within transaction costs in the condensed consolidated statements of operations for the period from June 7, 2025, through October 31, 2025 (Successor). Payments for buyer transaction costs were made on behalf of the Company by the Company’s controlling stockholder and have been included as contributed capital in the condensed consolidated statements of stockholders’ equity.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the six months ended October 31, 2025, and 2024, as if the Fat Panda Acquisition and related financing had occurred on May 1, 2024.

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

	Proforma	Proforma
	For the six month ended October 31, 2025	For the six months ended October 31, 2024
Revenue	$17,268,150	$16,635,529
Net Income/(loss)	$285,495	$(2,189,859)

	Proforma	Proforma
	For the three months ended October 31, 2025	For the three months ended October 31, 2024
Revenue	$6,741,480	$7,916,559
Net Income/(loss)	$1,736,967	$(2,311,958)

Pro forma financial information is presented as if the operations of Fat Panda had been included in the consolidated results of the Company since May 1, 2024, and reflects transactions that are directly attributable to the Fat Panda Acquisition and related financing. Pro forma adjustments to the six months ended October 31, 2025 and 2024 include adjustments for amortization of preliminary marketing-related intangible assets, elimination of non-recurring transaction costs incurred related to the acquisition, debt discount amortization and interest expense on the $4,000,000 bridge loan, and debt discount amortization and interest expense on the promissory notes issued to the sellers of Fat Panda.

Note 5 – Leases

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	Successor	Predecessor
	October 31,	April 30,
	2025	2025
Operating lease right-of-use asset	$1,821,417	$1,890,013
Operating lease liability, current	$671,520	$528,914
Operating lease liability, long-term	$1,187,373	$1,374,639

	Successor	Predecessor	Predecessor
	Period from June 7 through October 31, 2025	Period from May 1 through June 6, 2025	Six Months Ended October 31, 2024
Cash paid for operating lease	$260,496	$91,749	$333,881

Future annual minimum lease payments under non-cancellable operating leases as of October 31, 2025, were as follows:

As of October 31, 2025	Successor
October 31,
Years ended April 30,	2025
2026 (excluding the six months ended October 31, 2025)	$395,700
2027	710,746
2028	486,199
2029	306,056
2030	165,044
Thereafter	200,314
Total minimum lease payments	2,264,059
Less imputed interest	(453,407)
Present value of minimum lease payments	$1,810,652

Other information related to leases were as follows:

	Successor	Predecessor
	October 31,	April 30,
	2025	2024
Weighted-average remaining lease term (in years)	3.76	4.13
Weighted-average discount rate	6.1%	6.3%

Note 6 – Inventory

Inventory consisted of the following:

	Successor	Predecessor
	October 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Finished goods	$3,296,614	$3,241,365
Raw materials	300,731	264,027
Allowance for excess & obsolete inventory	(108,988)	(211,445)
Inventory, net	$3,488,357	$3,293,947

Labor and overhead expenses of $541,672 and $617,982 were included in the inventory balance as of October 31, 2025 (Successor), and April 30, 2025 (Predecessor), respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included approximately $525,032 and $0 in advance payments for inventory as of October 31, 2025 (Successor), and April 30, 2025 (Predecessor), respectively.

Note 7 – Property and Equipment

Property and equipment consisted of the following:

	Successor	Predecessor
	October 31,	April 30,
	2025	2024
	(Unaudited)	(Audited)

Vehicles	$152,444	$139,524
Leasehold improvements	305,694	310,320
Computer equipment	92,957	70,679
Machinery and equipment	40,574	-
Furniture and fixtures	194,998	194,895
Signs	214,543	214,464
Computer software	144,964	141,024
Property and equipment at cost	1,146,174	1,070,906
Accumulated depreciation	(874,002)	(748,026)
Property and equipment, net	$272,172	$322,880

Depreciation expense for the period from June 7, 2025, through October 31, 2025 (Successor) was $257,168. For the period from May 1, 2025, through June 6, 2025 (Predecessor) depreciation expense was $6,746 and for the six months ended October 31, 2024 (Predecessor), depreciation expense was $50,307.

Note 8 – Accounts Payable and Accrued Liabilities

	Successor	Predecessor
	October 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Accounts payable	$1,256,625	$740,096
Accrued payroll liabilities	623,163	1,449,200
Product warranty accrual	49,124	-
Sales tax payable	203,309	66,149
Other accrued expenses	3,372,834	-
Total	$5,505,055	$2,255,445

Note 9- Revenue

The following table sets forth the Company’s revenue by source:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended October 31,	Three Months Ended October 31,	Period from June 7 through October 31,	Period from May 1 through June 6,	Six Months Ended October 31,
	2025	2024	2025	2025	2024

CEA equipment and systems sales	$193,743	$-	$300,570	$-	$-
CEA engineering and other services	38,846	-	87,993	-	-
CEA other sales	21,839	-	22,827	-	-
Retail Vape sales	6,240,755	-	10,827,892	2,761,077	12,800,544
E-commerce Vape sales	443,887	6,698,217	278,070	165,818	1,267,923
Factory direct wholesale Vape sales	204,415	532,236	203,621	794	214,064
Franchise fee Vape sales	-	206,298	-	-	122,887
Other Vape sales	-	-	-	-	-
Total revenue	$7,143,485	$7,436,751	$11,720,973	$2,927,689	$14,405,418

As of October 31, 2025 (Successor), and April 30, 2025 (Predecessor), the allowance for doubtful accounts was $92,942 (successor) and $ 0 (predecessor), respectively.

As of October 31, 2025 (Successor), the Company’s remaining performance obligations, or backlog, was approximately $902,000, an increase of $176,000 from the June 6, 2025 (Successor) backlog of $726,000. The increase was primarily the result of large booking from one customer during for the period. There is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues.

The remaining performance obligations expected to be recognized through fiscal year 2026 are as follows (Successor):

Q3FY26
Remaining performance obligations related to partial equipment & engineering paid contracts	$901,786
Total remaining performance obligations	$901,786

Geographic Information

The Company classifies sales by customers’ locations in two geographic regions: the United States and Canada.

	Three Months Ended October 31,	Three Months Ended October 31,	Period from June 7 through October 31,	Period from May 1 through June 6,	Six Months Ended October 31,
	2025	2024	2025	2025	2024
United States	$254,428	$-	$411,389	$-	$-
Canada	6,889,057	7,436,751	11,309,584	2,927,689	14,405,418
Total	$7,143,485	$7,436,751	$11,720,973	$2,927,689	$14,405,418

Note 10 – Note Payable

In connection with the Company’s acquisition of Fat Panda Inc. on June 6, 2025, effective June 4, 2025, the Company entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed $4,000,000. The loan due date is December 3, 2025, subject to the right of the Company to prepay any amount of the borrowed funds together with outstanding unpaid interest and a prepayment penalty. The loan is interest only, until the maturity date, payable monthly. The interest rate is 3% for the first three months and then 2% per month thereafter of the outstanding loan amount. The loan is secured by a first lien on all the assets of the Company, 16728502 CANADA INC and Fat Panda Ltd., now amalgamated as Fat Panda Ltd., subject to certain exceptions and permitted liens and permitted dispositions. The vendor notes of the Fat Panda sellers are subordinate to the security interests granted under the security agreements related to the loan facility. The loan facility has typical representations and warranties of the borrower, default provisions, and various covenants, including the covenant to maintain at least $1,500,000 in cash and have a minimum of $4,000,000 in working capital (inclusive of any cash).

Prepaid interest and legal fees totalling $449,718 were incurred in respect of this promissory note and have been accounted for as debt discount costs and are being amortized over the life of the promissory note, prepaid interest as incurred and legal fees on a straight-line basis which equates to the effective interest rate method.

During the period August 1, 2025 – October 31, 2025, interest of $286,667 was incurred and debt discount of $ 44,859 was amortized in respect of the promissory note during the period.

	Successor	Predecessor
	October 31,	April 31,
	2025	2025
	(Unaudited)	(Audited)

Promissory Note	$4,000,000	$-

Less: debt discount	(26,280)	-

Promissory Note, net of discount	$3,973,720	$-

Note 11 – Related Party Note Payable and Related Party Convertible Note Payable

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

The second note payable was issued as a promissory note in the principal amount of $743,351 ($1,030,000 CAD) to the President of Fat Panda, a former owner and current employee of the Company. The note bears interest at 7% per annum, with interest payable monthly. The note has a maturity date of November 30, 2026.

During the period August 1, 2025 – October 31, 2025, interest of $18,024 and amortization of debt discount $ 29,349 were incurred and expensed in the condensed consolidated statement of operations.

The table below represents the outstanding amount of promissory note:

	Successor	Predecessor
	October 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Promissory Note	$735,214	$-

Less: debt discount	(78,119)	-

Promissory Note, net of discount	$657,095	$-

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

During the period August 1, 2025 – October 31, 2025 (Successor), interest of $18,024 and amortization of debt discount $ 1,872 were incurred.

The table below represents the outstanding amount of convertible promissory note:

	Successor	Predecessor
	October 31,	April 30,
	2025	2025
	(Unaudited)	(Audited)

Convertible Promissory Note	$735,214	$-

Less: debt discount	(7,292)	-

Convertible Promissory Note, net of discount	$727,922	$-

Note 12 – Commitments and Contingencies

Litigation

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We are defending the Claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado, with a conditional setting of January 19-22, 2026. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

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

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred, and the amount of the loss is known. An unfavourable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Canadian Payroll Taxes

We have estimated approximately $200,000 of potential liability-based work with the Canadian Revenue Agency to remedy a tax issue for the period spanned from 2020-2025, other than this issue, no other losses and no other provision for loss contingency have been recorded to date.

As discussed in Note 11 – Related Party Notes Payable and Related Pary Convertible Note Payable above, the liability arising in respect of this issue will reduce the amount of the note repayment to the former owners of Fat Panda, dollar for dollar, by the amount of any tax liability assessed.

Leases

The Company has 36 agreements to lease retail space, office and manufacturing space in Manitoba, Saskatchewan, and Ontario, Canada. The total square footage of these facilities is approximately 49,076.

The Company has a lease agreement for its manufacturing and office space in Louisville, CO. The total square footage of the facility is 11,491. Refer to Note 5 – Leases above.

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

Note 13 – Shareholders’ Equity

PIPE Financing

In August 2025, the Company entered into securities purchase agreements with a group of institutional and accredited investors pursuant to which it issued and sold shares of common stock and various classes of warrants (the “PIPE Warrants”) in a private placement (the “PIPE Transaction”):

●	41,754,478 shares of common stock at a purchase price of $10.10 per share;

●	7,750,510 pre-funded warrants, each exercisable for one share of common stock at an exercise price of $0.00001 per share (“Pre-Funded Warrants”); and

●	49,504,988 stapled warrants (warrants issued together with shares), each exercisable at $15.15 per share (“Stapled Warrants”).

On August 5, 2025, the Company closed a private investment in public equity (“PIPE”) transaction, which was settled through a combination of cash and digital assets. The Company received an aggregate $208.3 million in cash and cash equivalent proceeds, net of issuance costs and $273.2 million in digital assets, consisting of USDT USDC and BTC. The Company allocated $305.0 million in proceeds to warrant liability based on fair value of the Stapled Warrants with the remaining proceeds of $195.0 million were recorded in additional paid-in capital, net of issuance costs. The Company incurred a total of $23.9 million in issuance costs. Issuance costs of $14.5 million were allocated to Stapled Warrants and recorded as an expense in consolidated statements of operations.

At-The-Market Offering

On September 22, 2025, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $25,000,000 from time to time through the Agent, acting as the Company’s sales agent or principal. Sales under the ATM Agreement, if any, will be made by means of ordinary brokers’ transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the ATM agreement, the Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

During the period ended October 31, 2025, the Company sold 856,275 shares under the ATM program for net proceeds of $12.9 million, after deducting sales commissions and other offering costs.

Share Repurchase Program

On September 22, 2025, the Company entered into a Stock Repurchase Agreement with Cantor Fitzerald & Co. pursuant to which the Company agreed to repurchase shares of its common stock. Under the terms of the agreement, the Company repurchased an aggregate of 529,170 shares of its common stock during the quarter ended October 31, 2025, for a total purchase price of approximately $4,385,567. The repurchased shares were retired and are no longer outstanding.

The repurchase was funded through available cash on hand. The transaction was accounted for as a reduction of stockholders’ equity.

Predecessor

As of April 30, 2025, the Company was authorized to issue 1,410 shares of common stock, all of which were issued and outstanding as of that date. No shares of common stock were issued by the Company during the period from May 1, 2025, through June 6, 2025 or during the six months ended October 31, 2024.

Note 14 – Equity Compensation

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

During the period June 7, 2025 to October 31, 2025, 1,111 non-qualifying stock options previously issued to certain directors expired, unexercised, 2,700 new non qualifying stock options were issued to new employees under the 2017 Equity Plan and 600 non-qualifying stock were issued to new employees under the 2017 Equity Plan options has been expired and forfeited.

As of October 31, 2025, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 12,318 options remain outstanding, and 1,819 shares remain available for future equity awards.

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

During the period June 7, 2025, to October 31, 2025, 5,320 restricted stock units were issued under the 2021 Equity Plan. During the period October 31, 2025, 2,660 shares of common stock were issued in settlement of vested restricted stock units issued to a director under the 2021 Equity Plan.

As of October 31, 2025, of the 55,556 shares authorized under the 2021 Equity Plan, 35,927 shares have been issued in settlement of restricted stock units, awards relating to 8,324 non-qualified stock options, 6,061 remaining outstanding, and 5,234 shares remain available for future equity awards.

2025 Equity Incentive Plan

On July 25, 2025, the Company adopted the 2025 Equity Incentive Plan (the “2025 Equity Plan”). The 2025 Equity Plan permits the Board to grant awards of up to 525,000 shares of common stock. The 2025 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

During the period June 7, 2025 to October 31, 2025, 524,999 restricted stock units were issued to directors and employees under the 2025 Equity Plan.

Warrants

On August 5, 2025, the Company entered into a Strategic Advisor Agreements with 10X BNB Cayman Sponsor and YZi Management Labs Ltd (the “Strategic Advisors”) pursuant to which the Company engaged the Strategic Advisors to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset technology sector. As compensation for services rendered by the Strategic Advisor under the Strategic Advisor Agreement, the Company issued to the Strategic Advisor warrants to purchase 5,940,598 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”) at an exercise price of $0.00001 per share. The Strategic Advisor Warrants were fully vested upon issuance, exercisable at any time after issuance until the five (5) year anniversary of issuance. The total grant-date fair value of the Strategic Advisor Warrants is $105.5 million, which was accounted for as the issuance cost, net against the cash proceeds from the PIPE Financing.

On August 5, 2025, the Company also entered into an asset management agreement (the “Asset Management Agreement”) with 10X Capital Partners LLC (the “Asset Manager”). Under the Asset Management Agreement, the Company issued warrants to purchase 990,099 shares of the Company’s Common Stock (“Asset Manager Warrants”) at an exercise price of $10.23 per share. The Asset Manager Warrants are fully vested at issuance, exercisable at any time after issuance until the five (5) year anniversary of issuance. The total grant-date fair value of the Asset Manager Warrants is $15.0 million, which was accounted for as the issuance cost, net against the cash proceeds from the PIPE Financing.

Strategic Advisor warrants and Asset Manager warrants are accounted for as equity classified share-based compensation award in accordance with ASC 718. Following is a summary of the activities of warrants for the six months ended October 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of July 30, 2025	-	$-
Granted	6,930,697	1.46
Exercised	2,376,236	-
Forfeited	-
Expired	-
Outstanding as of October 30, 2025	4,554,461	$2.22	$26,447,530
Exercisable as of October 30, 2025	4,554,461	$2.22	$26,447,530

The measurement of fair value of the Strategic Advisor Warrants was determined based on the fair value of the underlying Common Stock on the issuance date given the nominal exercise price.

The Company estimated the fair value of Asset Manager warrants using the Black-Scholes option-pricing model, which requires assumptions, including volatility, the expected term of the warrants, the risk-free interest rate for a period that approximates the expected term of the warrants, and expected dividend yield. Volatility is estimated based on the historical volatility of the guideline public companies over a period approximately equal to the expected term. The contractual term of the warrants is used as the expected term since the warrant holders are nonemployees and expected to hold the warrants to expiration to maximize the value of the warrants.

The table below summarizes the key assumption inputs used for the valuation for the six months ended October 31, 2025:

Asset Manager Warrants
Stock Price	$17.7
Exercise Price	$10.23
Expected Term (in years)	5.00
Risk-free interest rate	3.77%
Expected volatility	110%
Expected dividend yield	-

Non-Qualified and Incentive Stock Options

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the period from June 7, 2025 through October 31, 2025, are presented in the tables below, including information on nonvested options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of June 7, 2025	18,296	$83.19	5.20	-
Granted	2,700	$7.74	9.62	-
Exercised	-	$-	-	-
Forfeited	(450)	$7.74	-	-
Expired	(150)	$8.99	-	-
Outstanding as of October 31, 2025	20,396	$74.68	5.34	-
Exercisable as of October 31, 2025	18,146	$82.98	4.81	-

The aggregate intrinsic value for the stock options outstanding and exercisable as of October 31, 2025, was zero because these options were out of money on October 31, 2025.

During the period from June 7, 2025 through October 31, 2025, 2,700 stock options were issued to employees with an exercise price of $7.74, a 10-year contract term and a one- year vesting period.

For the period from June 7, 2025 through October 31, 2025, the Company recorded $6,579 as compensation expense related to stock options issued to employees and consultants.

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the three months ended October 31, 2025, are presented in the tables below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding, June 7, 2025	4,760	$113.34	3.5	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Forfeited	-	$-	-	-
Expired	(1,111)	$52.20	-	-
Outstanding, October 31, 2025	3,649	$131.95	3.5	-
Exercisable, October 31, 2025	3,649	$131.95	4.2	-

The aggregate intrinsic value for the stock options outstanding and exercisable as of October 31, 2025 was zero because these options were out of money on October 31, 2025.

During the period from June 7, 2025 through October 31, 2025, the Company did not incur any compensation expense related to options issued to directors.

Restricted Stock Units

Effective July 27, 2025, the Company accelerated the vesting of 4,189 restricted stock units issued to a director and settled these units by the issuance of 4,189 shares of common stock. In addition, the Company granted 524,999 restricted stock units to directors and employees under the 2025 Equity Plan and 5,320 restricted stock units under the 2021 Equity Plan.

During the period June 7, 2025 through October 31, 2025, the Company recorded $4,693,868 as compensation expense related to RSUs issued to directors and employees.

	Number of Units	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding, June 7, 2025	1,529	$8.18	$11,345
Granted	530,139	$8.88	3,934,967
Vested and settled with share issuance	(4,189)	$8.95	(31,082)
Forfeited/cancelled	-	$-	-
Outstanding, October 31, 2025	527,659	$8.89	$3,915,230

Predecessor

The Predecessor did not issue any share-based compensation awards or incur any compensation expenses related to share-based compensation awards.

Note 15 - Warrants

Pre-Funded Warrants

During the three months ended October 31, 2025, the Company issued Pre-Funded Warrants exercisable for 7,750,510 shares of Common Stock in conjunction with the PIPE transaction. The Pre-Funded Warrants are exercisable for a nomination consideration of $0.0001 per share, are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants issued in the Private Placement are exercised in full. The measurement of fair value of the Pre-Funded Warrants was determined based on the fair value of the underlying Common Stock on the issuance date given the nominal exercise price.

Stapled Warrants

During the three months ended October 31, 2025, the Company issued Stapled Warrants exercisable for 49,504,988 shares of Common Stock in conjunction with the PIPE transaction. The Stapled Warrants are exercisable immediately and may be exercised at any time until three years from issuance for an exercise price of $15.15 per share. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the volume-weighted average price (“VWAP”) of the common stock exceeds $20.20 for 20 out of 30 trading days. Stapled Warrants are classified as liability as they are not considered indexed to the Company equity shares in accordance with ASC 815-40 due to certain adjustments to settlement amount on events that are not within the control of the Company. The following table provides a summary of changes in fair value of the Company’s warrant liability, determined using Level 3 inputs:

Amount
Fair value at issuance	$304,950,726
Change in fair value during the period	(206,818,087)
Fair value as of October 31, 2025	$98,132,639

The Company used the Monte-Carlo option model to compute the fair value (level 3) of the Stapled Warrants. The following table summarizes the inputs used in the valuation of the Stapled Warrants:

	August 5, 2025	October 31, 2025

Stock price	$17.77	$7.42
Expected volatility	70%	85%
Simulated Trading Days	754	692
Risk-free interest rate	3.60%	3.57%
Dividend yield	-	-
Holding period (years)	3	2.76

During the period June 7, 2025, to October 31, 2025, a total of 119,535 warrants were exercised on a cashless basis resulting in the issuance of 17,582 shares of common stock.

The following table summarizes information about warrants outstanding at October 31, 2025:

Warrants Outstanding at October 31, 2025	Exercise price
49,504,988	$15.15
7,750,510	$0
472,590	$60
24,213	$61.95

There were no outstanding warrants during the predecessor period from May 1, 2025 through June 6, 2025.

Note 16 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Successor	Predecessor	Successor	Predecessor
	Three months ended October 31,	Three months ended October 31,	Period from June 7 through October 31,	Period from May 1 through June 6,	Six months ended October 31,
	2025	2024	2025	2025	2024

Basic earnings per share:
Numerator:
Net income available to common shareholders - basic	$283,642,773	291,617	$277,794,376	$19,013	1,000,040
Denominator:
Weighted-average number of common shares outstanding – basic	52,586,930	1,410	32,780,642	1,410	1,410
Basic earnings per common share	$5.39	$206.82	$8.47	$13.48	$709.25

Diluted earnings per share:		-			-
Numerator:
Net income available to common shareholders - basic	$283,642,773	$291,617	$277,794,376	$19,013	1,000,040
Add: Interest and discount amortization on convertible notes	$14,181	-	$22,830	$-	-
Net income available to common shareholders - dilutive	$283,656,954	$291,617	$277,817,206	$19,013	$1,000,040
Denominator:
Weighted-average number of common shares outstanding – basic	52,586,930	1,410	32,780,642	1,410	1,410
Add: dilutive securities
Warrants	273,484	-	136,742	-	-
Stock Options	1,703	-	1,510	-	-
RSUs	-	-	587	-	-
Convertible Note	39,808	-	40,769	-	-
Weighted-average number of common shares outstanding - diluted	52,901,925	1,410	33,960,249	1,410	1,410
Diluted earnings per common share	$5.36	$206.82	$8.43	$13.48	$709.25

The following table summarizes the securities that were not included in the computation of diluted income per common share as they are anti-dilutive:

	Successor
	Period from August 1 through October 31, 2025	Period from June 7 through October 31, 2025
Unvested RSUs	2,660	2,660

Note 17 – Income Taxes

For the period from June 7, 2025 to October 31, 2025 (Successor), the period from May 1, 2025 to June 6, 2025 (Predecessor) and the six months ended October 31, 2024 (Predecessor), the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor
	Period from June 7 through October 31,	Period from May 1 through June 6, 2025	Six Months Ended October 31,	Three Months Ended October 31,	Three Months Ended October 31,2024
	2025	2025	2024	2025	2024

Profit/(loss) before income taxes	$295,894,837	$20,602	$1,240,744	$301,804,270	$376,668
Income tax expense (benefit)	18,100,461	1,589	240,704	18,161,497	85,051
Effective income tax rate	6.1%	7.7%	19.4%	6.0%	22.6%

The change in the effective tax rate for the period June 7, 2025 to October 31, 31, 2025 (Successor), compared to the predecessor period for May 1, 2025 to June 6, 2025 (Predecessor), and the three months ended July 31, 2024 (Predecessor), was primarily due to the impact of foreign statutory rates that are lower than the U.S. statutory tax rate, non-deductible transaction costs, U.S. inclusions on foreign income, and changes to valuation allowances on the legacy business of CEA Industries Inc.’s United States operations.

The Company completed the acquisition of Fat Panda Ltd. and related entities, taxed as Canadian corporations, during the quarter. For Canadian federal income tax purposes, the transaction was treated as a stock acquisition with no step-up in tax basis. As a result, the goodwill and intangible assets recorded for financial reporting purposes are not deductible for tax purposes. This created a deferred tax liability of $1.2 million, which is included in the Company’s net deferred tax position.

As of October 31, 2025, the Company has U.S. federal and state net operating losses (“NOLs”) related to the legacy CEA Industries, Inc. United States operations of approximately $31,455,315 of which $11,196,000 will expire, if not utilized, in the years 2034 through 2037, however, NOLs generated subsequent to December 31, 2017 do not expire but may only be used against taxable income to 80%. In addition, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, use of the Company’s NOLs carryforwards may be limited in the event of cumulative changes in ownership of more than 50% within a three-year period. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre- change tax attributes to offset its post-change income or taxes may be limited. The securities sales we completed in September 2021 and February 2022 and the Private Placement Offering discussed in Note 20 Subsequent Events below will need to be evaluated for determination of any “ownership change” that we may have undergone during a determination period. If an ownership change has occurred, our ability to use our net operating loss carryforwards is materially limited and it would harm our future post tax results by effectively increasing our future tax obligations.

The Company must assess the likelihood that its net deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. Management’s judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company recorded a full valuation allowance related to CEA Industries Inc. United States operations as of October 31, 2025. Based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize its net deferred tax assets in the foreseeable future related to its United States operations. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal of such valuation allowances. The Company makes estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s plans. Should the actual amounts differ from the Company’s estimates, the carrying value of the Company’s deferred tax assets could be materially impacted.

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

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favourable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expense of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favourable rules for determining the limitation on business interest expense.

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

Note 18 – Related Party Transactions

Agreements and Transaction with a Company Director and previous director

The Company entered into a manufacturer representative agreement with RSX Enterprises (“RSX”) in March 2021 to become a non-exclusive representative for the Company to assist in marketing and soliciting orders. James R. Shipley, one of our former independent directors, has a significant ownership interest in RSX.

Under the manufacturer representative agreement, RSX will act as a non-exclusive representative for the Company within the United States, Canada and Mexico and may receive a commission for qualified customer leads. The agreement had an initial term through December 31, 2021 with automatic one-year renewal terms unless notice is given 90 days prior to each annual expiration. No payments were made for commissions under this agreement for the period from June 7, 2025 through October 31, 2025 (Successor).

On June 19, 2024, the Company engaged Nicholas J. Etten, a director of the Company, to provide services covering transaction sourcing and evaluation, in the Company’s effort to arrange for a merger, acquisition, combination or other strategic transaction. Mr. Etten has a background in corporate development and investment banking in multiple industries. Mr. Etten will be paid a weekly fee of $2,500. It is expected that Mr. Etten will provide a minimum of 10 hours per week, up to a maximum of 40 hours a month, as determined by the Company and Mr. Etten. The consulting agreement will be on a month-to-month basis, and either the Company or Mr. Etten may terminate the arrangement on five days’ notice. The Company has agreed to indemnify Mr. Etten in respect of his services to the Company under the agreement. During the period from June 7, 2025 through October 31, 2025 (Successor), the Company paid Mr. Etten $48,253 in respect of services related to this agreement.

Promissory notes to former owner/current employee

In connection with the Company’s acquisition of Fat Panda Ltd. on June 6, 2025, the Company issued the following promissory notes to related parties:

●	A promissory note with a principal amount of $743,351 (CAD $1,030,000) to the President of Fat Panda Ltd., who is an employee of the Company and was a selling shareholder of Fat Panda Ltd.

●	A convertible promissory note with a principal amount of $743,351 (CAD $1,030,000) to the President of Fat Panda Ltd.

●	A promissory note with a principal amount of $360,850 (CAD $500,000) to the selling shareholders of Fat Panda Ltd., one of whom continues to be an employee of the Company.

See Note 11, Related Party Note Payable and Related Party Convertible Note Payable, for additional details.

Asset Management Agreement & Accrued Fee with a Company Director

The Asset Manager is an entity that is majority-owned and controlled by Hans Thomas, a current member of the Company’s Board of Directors. In connection with the PIPE Transaction, the Company entered into the Asset Management Agreement with the Asset Manager, pursuant to which the Company engaged the Asset Manager to provide asset management and related services with respect to the Company’s digital assets strategy in exchange for the applicable management fees. During the quarter ended October 31, 2025, the Company’s accrued asset management fees payable to the Asset Manager were $1,798,357, which were accrued but not paid to the Asset Manager during the quarter ended October 31, 2025.

Note 19 – Segment Reporting

During the second quarter of 2026, the Company introduced a new business line focused on BNB Treasury Management and appointed a new Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). These changes triggered a reassessment of the Company’s operating segments under ASC 280, Segment Reporting. As a result of this reassessment, the Company determined that it now operates two reportable segments: BNB Treasury Management and legacy CEA and retail operations. Comparative periods have been re-recast to reflect this change in segment composition.

The CODM evaluates the financial performance of the business and makes resource allocation decisions based on these two distinct sources of business activity:

●	BNB Treasury Management – This segment includes income from digital asset activities, costs and expenses related to building and executing the Company’s digital asset strategy, and fair value changes (unrealized gains or losses) on digital assets associated with the Company’s Binance holdings.

●	Retail and Industry Segment – This segment includes Fat Panda’s retail and distribution operations along with revenue and operating costs related to designing, engineering, and selling environmental control and other technologies for the Controlled Environment Agriculture industry.

The “Corporate” category presented in the following tale is not considered an operating segment. It consists primarily of corporate support functions including capital and funding to support the business activities of the company and includes costs and expenses not allocated to a line of business.

The CODM uses Income (loss) from operations before provision for income taxes as the primary measure to assess segment performance. This measure is reviewed regularly by examining period-over-period trends, benchmarking against competitors, and monitoring budget versus actual results. The CODM also considers this metric when evaluating income generated from segment assets to determine whether to reinvest profits within the segment or allocate resources elsewhere in the entity.

The following tables present (for each segment and consolidated total) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to Income (loss) from operations before provision for income tax (in thousands) for each of the periods presented. Total segment assets (in thousands) provided to the CODM are also disclosed in the tables below for each period presented.

	Three Months Ended October 31, 2025
	Retail and Industry Segment (Successor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total Revenue, net	$7,143,485	$-	$-	$7,143,485
Cost of revenue	(5,050,228)	-	-	(5,050,228)
Unrealized gain on digital asset	-	114,033,718	-	114,033,718
Other income from airdrop	-	5,827,578	-	5,827,578
Advertising and marketing expenses	(93,900)	-	(4,561,163)	(4,655,063)
Compensation expenses	(1,600,475)	(70,000)	(61,187)	(1,731,662)
Asset management fees	-	(1,798,357)	-	(1,798,357)
Professional and contractor fees	(966,609)	(207,855)	(602,302)	(1,776,766)
Stock-based compensation	(3,799)	-	(26,648)	(30,447)
Other segment expenses (1)	(928,040)	(1,280)	(15,400,013)	(16,329,333)
Change in fair value of warrant liabilities	-	-	206,818,087	206,818,087
Interest expense and other income, net	(646,742)	-	-	(646,742)
Income (loss) from operations before provision for income tax	$(2,146,308)	$117,783,804	$186,166,774	$301,804,270
Total Assets	16,931,635	567,987,094	31,545,992	616,464,721

	Three Months Ended October 31, 2024
	Retail and Industry Segment (Predecessor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total Revenue, net	$7,436,751	$-	$-	$7,436,751
Cost of revenue	(4,591,637)	-	-	(4,591,637)
Advertising and marketing expenses	(184,013)	-	-	(184,013)
Compensation expenses	(1,466,776)	-	-	(1,466,776)
Professional and contractor fees	(140,925)	-	-	(140,925)
Other segment expenses (1)	(676,732)	-	-	(676,732)
Income (loss) from operations before provision for income tax	$376,668	$-	$-	$376,668

	Period from June 7, 2025 to October 31, 2025						Period from May 1, 2025 to June 6, 2025
	Retail and Industry Segment (Successor)	BNB Treasury Management Segment		Corporate		Total Consolidated	CEA Industry Segment (Predecessor)
Total Revenue, net	$11,720,973	$		$		$11,720,973	$2,927,689
Cost of revenue	(8,256,041)		-		-	(8,256,041)	(2,001,537)
Unrealized gain on digital asset	-		114,033,718		-	114,033,718	-
Other income from airdrop	-		5,827,578		-	5,827,578	-
Advertising and marketing expenses	(165,524)		-		(4,561,163)	(4,726,687)	(63,202)
Compensation expenses	(2,090,567)		(70,000)		(88,904)	(2,249,471)	(431,340)
Asset management fees	-		(1,798,357)		-	(1,798,357)	-
Professional and contractor fees	(2,236,391)		(207,855)		(602,301)	(3,046,547)	(135,359)
Stock-based compensation	(2,342,870)		-		(2,356,327)	(4,700,457)	-
Other segment expenses (1)	(1,407,897)		(1,280)		(15,400,013)	(16,809,190)	(275,650)
Change in fair value of warrant liabilities	-		-		206,818,087	206,818,087	-
Interest expense and other income, net	(918,769)		-		-	(918,769)	-
Income (loss) from operations before provision for income tax	$(5,698,346)		$117,783,804		$183,809,379	$295,894,837	$20,602

	Six Months Ended October 31, 2024
	Retail and Industry Segment (Predecessor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total Revenue, net	$14,405,418	$-	$-	$14,405,418
Cost of revenue	(8,652,017)	-	-	(8,652,017)
Advertising and marketing expenses	(297,205)	-	-	(297,205)
Compensation expenses	(2,588,208)	-	-	(2,588,208)
Professional and contractor fees	(278,573)	-	-	(278,573)
Other segment expenses (1)	(1,348,671)	-	-	(1,348,671)
Income (loss) from operations before provision for income tax	$1,240,744	$-	$-	$1,240,744

(1)	Includes other selling, general, and administrative expenses such as occupancy expenses, maintenance expense, utilities, depreciation and amortization expenses. Starting in the second quarter of 2026, other segment items also include warrant issuance costs, insurance fees and advisory fees.
(2)	As noted in Note 1, Nature of Operations, On June 6, 2025 (the “Closing Date”), CEA industries Inc. completed the acquisition of the Fat Panda Group of Companies (“Fat Panda”) (the “Fat Panda Acquisition”). CEA Industries Inc. has been designated as the accounting acquirer (“Successor”), and Fat Panda as the accounting predecessor (“Predecessor”). Successor refers to CEA operations post-acquisition while predecessor refers to CEA operations pre-acquisition date consistent with the Consolidated Statements of Operations.

Note 20 – Subsequent Events

On December 3, 2025, the Company repaid in full the $4,000,000 interim loan facility with CEAD Panda Lender LLC, which was entered into in connection with the acquisition of Fat Panda Inc. on June 6, 2025.

During November 2025, subsequent to the Company’s fiscal quarter ended October 31, 2025, the Company repurchased 1.278 million shares of its common stock at a weighted-average price of $5.36 per share. The aggregate purchase price for these shares was approximately $6.85 million. The repurchases were made under the Company’s authorized share repurchase program and were funded through available cash resources.

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued. Other than the repayment noted above, no material subsequent events occurred after October 31, 2025.

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

Overview

CEA Industries Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2009, and is headquartered in Louisville, Colorado. Historically, the Company operated a portfolio of consumer and commercial businesses, including climate control systems for controlled environment agriculture and retail operations in the vaping industry.

In August 2025, the Company initiated a strategic transformation by adopting a digital asset treasury strategy focused exclusively on Binance Coin (“BNB”), the native token of the BNB Chain blockchain. Through its wholly owned subsidiary, BNB Network Company (“BNC”), the Company seeks to build and manage the largest corporate treasury of BNB, providing institutional-grade exposure to blockchain infrastructure and decentralized finance (DeFi).

The Company’s treasury operations include acquiring and holding BNB on its condensed consolidated balance sheet and generating income through activities such as validation services, lending, and other DeFi protocols. This strategy commenced on August 5, 2025, following the closing of a private placement that raised approximately $500 million, with up to $750 million in additional proceeds available through warrant exercises. This capital raise supports the implementation of the Company’s BNB-focused Digital Asset Treasury (“DAT”) strategy, under which BNB serves as the primary treasury reserve asset. The Company has publicly stated its goal to own approximately 1% of BNB’s total supply by year-end 2025.

To support this strategy, the Company established CEA BRS LLC, a Delaware limited liability company, as a special purpose entity to hold and manage certain cryptocurrency assets in accordance with the DAT strategy. Additionally, the Company formed BNB Network Company (BNC) and BNB Cayman Sponsor, an exempted company organized under the laws of the Cayman Islands, to facilitate international operations and treasury management. These entities are wholly owned subsidiaries of the Company.

In connection with this strategic shift, the Company changed its Nasdaq ticker symbol from “VAPE” to “BNC” on August 6, 2025, reflecting its new identity as the BNB Network Company. The Company continues to operate its legacy business while building out its digital asset treasury platform, which is reflected in financial results beginning in the second fiscal quarter ending October 31, 2025.

Additionally, on June 6, 2025, the Company completed the acquisition of Fat Panda Ltd. and related entities (“Fat Panda), central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids. This acquisition aligns with the Company’s strategy to focus on high-growth, regulated consumer markets and provides a vertically integrated infrastructure to support retail expansion and e-commerce capabilities.

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

The Company also continues to provide climate control systems for the controlled environment agriculture (“CEA”) industry. CEA growers currently face a challenging business environment that includes high energy costs, water usage and conservation issues, continuously evolving waste removal regulations, inflationary pressures, and labor shortages.

Recent Developments

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

Our Bookings, Backlog and Revenue- Successor

We generate backlog through our Retail and Industry segment. During the period from June 7, 2025 through October 31, 2025, we executed new sales contracts with a total contract value of $587,000. During this same period, there were no change orders or cancellations. Consequently, our net bookings were $587,000, representing a decrease of $502,000 (or 24%) from net bookings of $85,000 for the May 1, 2025 through June 6, 2025 period.

Our backlog at October 31, 2025 was $902,000, an increase of $176,000, or 24%, from our backlog of $726,000 at June 6, 2025. The increase in backlog is primarily the result of increased bookings that have not yet been fulfilled. While we expect to recognize all the revenue from the remaining backlog in 2025, there is significant uncertainty regarding the timing of the Company’s recognition of revenue on its remaining performance obligations, and there is no certainty that these will result in actual revenues. Therefore, investors should not view backlog as earned revenue.

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

Successor
For the Period 06/07/2025-10/31/2025
Backlog, beginning balance	$726,000
Net bookings, current period	587,000
Recognized revenue, current period	(411,000)
Backlog, ending balance	$902,000

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

As has historically been the case for the Company at each quarter-end, there remains significant uncertainty regarding the timing of revenue recognition of our backlog as of October 31, 2025.

We have provided an estimate in our condensed consolidated financial statements for when we expect to recognize revenue on our remaining performance obligations (i.e., our Q2 2026 backlog). There continues to be significant uncertainty regarding the timing of our recognition of revenue on our Q2 2026 backlog. Refer to the Revenue Recognition section of Note 9 in our condensed consolidated financial statements, included as part of this Quarterly Report for additional information on our estimate of future revenue recognition on our remaining performance obligations.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2025 and October 31, 2024

	Successor	Predecessor
	Three months ended October 31,	Three months ended October 31,	Favourable (Unfavourable) ($)	Percentage Change
	2025	2024

Revenue	$7,143,485	$7,436,751	$(293,266)	-4%

Cost of Revenue	5,050,228	4,591,637	(458,591)	-10%

Gross profit	2,093,257	2,845,114	(751,857)	-26%

Operating (income) expenses :
Advertising and marketing expenses	4,655,063	184,013	(4,471,050)	-2430%
Unrealized (gain)/loss on digital assets	(114,033,718)	-	114,033,718	100%
Selling, general and administrative expenses	21,666,564	2,284,433	(19,382,131)	-848%
Total operating (income) expenses	(87,712,091)	2,468,446	90,180,537	3653%

Operating Income (Loss)	89,805,348	376,668	89,428,680	23742%

Other income (expense), net
Airdrop income	5,827,578	-	5,827,578	100%
Gain on change in fair value of warrant liability	206,818,087	-	206,818,087	100%
Interest expense/amortization of debt discount	(392,228)	-	(392,228)	100%
Other income (expense), net	(254,515)	-	(254,515)	100%
Total Other Income/(Expense)	211,998,922	-	211,998,922	100%

Income before provision for income taxes	301,804,270	376,668	301,427,602	80025%
Provision for income taxes	18,161,497	85,051	18,076,446	21254%
Net income (Loss)	$283,642,773	$291,617	$283,351,156	97165%

Revenues and Cost of Goods Sold

Revenue for the three months ended October 31, 2025 was $7,143,485, compared to $7,436,751 for the three months ended October 31, 2024, representing a decrease of $293,266, or 4%. The decrease was primarily due to the discontinuation of one of the product lines.

Cost of revenue increased by $458,591 or 10%, from $4,591,637 for the three months ended October 31, 2024 to $5,050,228 for the three months ended October 31, 2025. The increase was primarily due to higher material costs due to an increase in the cost per unit of many products for the newly enacted federal and provincial excise taxes.

Total Operating Income (Expenses)

Operating income was $87,712,091 for the three months ended October 31, 2025, compared to operating expenses of $2,468,446 for the three months ended October 31, 2024, representing an increase of $90,180,537 to, or 3653%.

The increase was primarily driven by an unrealized gain of $114,033,718 on the remeasurement of digital assets during the current quarter. This gain was partially offset by higher selling, general and administrative expenses, which increased by $ 19,382,131 to $ 21,666,564. The increase in SG&A was mainly attributable to a one-time warrant issuance cost of $14,551,125 and accrued asset management fees of $1,798,357, an increase of $825,684 in professional fees, and $875,886 in additional insurance costs associated with BNB treasury operations. Advertising and marketing expenses also increased by $ 4,471,050 from $184,013 during the three months ended October 31, 2024 to $4,655,063 during the three months ended October 31, 2025 as the Company incurred additional marketing costs in connection with PIPE transaction and ATM sales during the current quarter.

Other Income (Expense)

We recognized other income of $211,998,922 for the three months ended October 31, 2025, compared to $0 for the three months ended October 31, 2024. Other income for the current period consisted of airdrop income, gain on change in fair value of warrant liability, currency translation, interest expense and debt discount amortization on notes related to the acquisition.

Non-GAAP Combined Six Months Ended October 31, 2025

Our financial results for the periods from May 1, 2025 through June 6, 2025 and the six months ended October 31, 2024 are referred to as those of the “Predecessor” period. Our financial results for the period from June 7, 2025 through October 31, 2025 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements and Comprehensive Income (Loss) for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from May 1, 2025 through June 6, 2025 and the period from June 7, 2025 through October 31, 2025 separately, management views our operating results for the six months ended October 31, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from June 7, 2025 through July 31, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements and Comprehensive Income (Loss) without combining it with the period from May 1, 2025 through June 6, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the six months ended October 31, 2025. The combined results for the six months ended October 31, 2025 represent the sum of the reported amounts for the Predecessor period from May 1, 2025 through June 6, 2025 and the Successor period from June 7, 2025 through October 31, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our acquisition of Fat Panda and are not necessarily indicative of future results. Accordingly, the results for the combined six months ended October 31, 2025 (prepared on a Non-GAAP basis) and six months ended October 31, 2024 (prepared on a GAAP basis) may not be comparable.

Comparison of the Six Months Ended October 31, 2025 and October 31, 2024

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from June 7 through October 31, 2025	Period from May 1 through June 6,	Six months ended October 31,	Six months ended October 31,	Favourable (Unfavourable) ($)	Percentage Change
	2025	2025	2025	2024

Revenue	$11,720,973	$2,927,689	$14,648,662	$14,405,418	$243,244	2%

Cost of Revenue	8,256,041	2,001,537	10,257,578	8,652,017	(1,605,561)	-19%

Gross profit	3,464,932	926,152	4,391,084	5,753,401	(1,362,317)	-24%

Operating (income) expenses:
Advertising and marketing expenses	4,726,687	63,202	4,789,889	297,205	(4,492,684)	-1512%
Product development costs	-	-	-	-	-	-
Unrealized (gain)/loss on digital assets	(114,033,718)	-	(114,033,718)	-	114,033,718	100%
Selling, general and administrative expenses	28,604,021	842,348	29,446,369	4,215,452	(25,230,917)	-599%
Total operating expenses / (income)	(80,703,010)	905,550	(79,797,460)	4,512,657	84,310,117	1868%
	-	-	-	-
Operating Income (Loss)	84,167,942	20,602	84,188,544	1,240,744	82,947,800	6685%

Other income (expense), net
Airdrop income	5,827,578	-	5,827,578	-	5,827,578	100%
Gain on change in fair value of warrant liability	206,818,087	-	206,818,087	-	206,818,087	100%
Interest expense/amortization of debt discount	(664,257)	-	(664,257)	-	(664,257)	100%
Other income (expense), net	(254,513)	-	(254,513)	-	(254,513)	100%
Total Other Income/(Expense)	211,726,895	-	211,726,895	-	211,726,895	100%

Income before provision for income taxes	295,894,837	20,602	295,915,439	1,240,744	294,674,695	23750%

Provision for income taxes	18,100,461	1,589	18,102,050	240,704	17,861,346	7420%

Net income (Loss)	$277,794,376	$19,013	$277,813,389	$1,000,040	$276,813,349	27680%

Revenues and Cost of Goods Sold

Revenue for the six months ended October 31,2025 was $14,648,662, compared to $14,405,418 for the six months ended October 31, 2024, representing an increase of $243,244, or 2%. The increase was primarily due to an increase in the price per unit of many products to cover the cost of newly enacted federal and provincial excise taxes, mitigated by a decrease due to the discontinuation of one of the product lines.

Cost of revenue increased by $1,605,561 or 19%, from $8,652,017 for the six months ended October 31, 2024 to $10,257,578 for the six months ended October 31, 2025. The increase was primarily due to higher material costs due to an increase in the cost per unit of many products for the newly enacted federal and provincial excise taxes.

Total Operating (Income) Expenses

Total operating income was $80,703,010 for the six months ended October 31, 2025, compared to operating expenses of $ 4,512,657 for the six months ended October 31, 2024, an increase of $84,310,117, or 1868%. The increase was primarily driven by an unrealized gain of $114,033,718 on the remeasurement of digital assets during the six months ended October 31, 2025. This gain was partially offset by higher selling, general and administrative expenses, which increased by $25,230,917 to $28,604,021. The increase in SG&A was mainly attributable to stock-based compensation of $4,699,197 issued to directors and certain employees related to the implementation of our BNB treasury operations, a one-time warrant issuance cost of $ 14,551,125, accrued asset management fees of $1,798,357, an increase of $825,624 in professional fees, and $875,886 in additional insurance costs associated with BNB treasury operations. Advertising and marketing expenses also increased by $4,492,683 from $297,205 during the six months ended October 31, 2024 to $4,789,889 during the six months ended October 31, 2025 as the Company incurred additional marketing costs in connection with PIPE transaction and ATM sales during the current quarter.

Other Income (Expense)

We recognized other expense of $211,726,895 for the six months ended October 31, 2025, compared to $0 for the six months ended October 31, 2024. Other expense for the current period consisted of airdrop income, gain on change in fair value of warrant liability, currency translation, and interest and debt discount amortization on notes related to the acquisition.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents, and, beginning in August 2025, digital assets held in our treasury. As of October 31, 2025, we had cash and cash equivalents of $36.6 million, digital assets measured at fair value of $547.1 million and a digital asset receivable of $16.8 million, as presented in our condensed consolidated balance sheets. We did not have any borrowings outstanding under a credit facility as of October 31, 2025.

We hold a significant portion of our liquid assets in digital assets, which are measured at fair value with changes recognized in earnings. As further described in Note 3 – Digital Assets to our condensed consolidated financial statements, our digital assets consist primarily of BNB. A portion of our digital assets is held at third-party venues that do not permit us to control the private keys to the wallets; amounts held at such venues are recorded as a digital asset receivable. While these receivables are on balance sheet, they expose us to counterparty and custodial risks that could adversely affect our liquidity if those counterparties fail to perform.

Our liquidity and capital resources are subject to volatility in the market price of BNB. A decline in the market price of BNB would reduce the fair value of our digital assets and could adversely affect our ability to fund operations, invest in growth, or meet obligations as they come due. We manage this risk by maintaining fiat liquidity; however, these measures may not fully mitigate market, custodial or regulatory risks.

Summary of Cash Flows

The following summarizes our approximate cash flows for the period from June 7, 2025 through October 31, 2025 (Successor), for the period May 1, 2025 through Jun 6, 2025 (Predecessor) and for the six months ended October 31, 2024 (Predecessor):

	Successor	Predecessor
	Period from June 7 through October 31,	Period from May 1 through June 6,	For Six Months Ended October 31,
	2025	2025	2024

Net cash provided by (used in) operating activities	$(24,114,556)	$(238,000)	$267,803
Net cash used in investing activities	(185,235,121)	(2,000)	(19,749)
Net cash provided by financing activities	230,367,326	-	-
Net increase / (decrease) in cash	$21,017,649	$(240,000)	$248,054

Operating Activities

Cash used in operations for the period from June 7, 2025 through October 31, 2025 (Successor) was $24,114,556 compared to cash used in operations of $238,000 for the period May 1, 2025 through June 6 (Predecessor), 2025 and cash provided in operations of $267,803 for the six months ended October 31, 2024 (Predecessor). The increase in cash used in operating activities was partially offset by unrealized gains on digital assets, gain on change in fair value of warrant liability, income from airdrop digital assets, changes in digital asset receivables and prepaid expenses.

Investing Activities

Cash used in investing activities for the period from June 7, 2025 through October 31, 2025 (Successor) was $185,235,121 compared to cash used investing activities of $2,000 for the period May 1, 2025 through June 6 (Predecessor), 2025 and $19,749 for the six months ended October 31, 2024. The increase was the result of cash paid for the acquisition of Fat Panda and purchase of digital assets.

Financing Activities

Cash provided by financing activities for the period from June 7, 2025 through October 31, 2025 (Successor) was $230,367,326. There were no cash flows from financing activities for the period May 1, 2025 through June 6, 2025 (Predecessor) or for the six months ended October 31, 2024 (Predecessor). The increase was primarily attributable to proceeds from a note payable related to the acquisition of Fat Panda, proceeds from the Company’s private placement and prefunded warrants, and proceeds from the Company’s ATM offering and cash used for share repurchases.

Contractual Payment Obligations

As of October 31, 2025, our contractual payment obligations consisted of a building lease. Refer to Note 5 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 12 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our liquidity or capital resources. As further described in Note 3 – Digital Assets, certain digital assets are held at third-party venues and recorded as receivables; while not off-balance sheet, these arrangements expose us to counterparty and custodial risk. As of October 31, 2025, we had no off-balance sheet arrangements. During the quarter ended October 31, 2025, we did not engage in any off-balance sheet financing activities other than those included in the discussed above and those reflected in Note 12 – Commitments and Contingencies of our condensed consolidated financial statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. Key estimates include: allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity- based compensation, valuation of deferred tax assets and liabilities, warranty accruals, accounts receivable and inventory allowances, and legal contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions are held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, filed with the SEC, our disclosure controls and procedures were not effective as of October 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended October 31, 2025 related to integration of new digital asset treasury processes and valuation controls for warrant liabilities. These changes were part of our remediation plan and did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weakness.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”) a client of the Company with which it had an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and a demand for $1,049,280 in damages, plus interest (“Claims”). The Company denies all the Claims and has asserted a counterclaim. The Company believes Claimant is owed nothing as the Company fulfilled all its obligations under the contracts to Claimant, and further, that the negligence of a third-party supplier is the basis of the Claims. We are defending the Claims on the basis that we promptly addressed all problems, and that any issues with defective HVAC equipment are the responsibility of the third-party equipment manufacturer. The Company’s equipment contract with Claimant requires the parties to arbitrate their disputes under the rules of the American Arbitration Association (“AAA”). The arbitration will be heard in Denver, Colorado, with a conditional setting of January 19-22, 2026. The matter is in the discovery phase. The parties will pay their own legal fees and expenses. The Company intends to defend itself vigorously, believing there are no merits to the Claims as currently presented.

Given the current uncertainty around estimating the likelihood of success of claims and potential damages, we have not recorded an accrual for any potential loss related to these matters.

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company with which it had an equipment contract and engineering contract, advised the Company of a potential claim related to work performed by the Company for Claimant and demanded mediation under the parties’ contract. On or about October 28, 2024, Claimant informed the Company it was asserting claims for negligent/defective design and breach of warranty, and alleges its damages exceeded $2,000,000 (“Claims”). The Company denied all the Claims and that Claimant was entitled to any damages. The Company believed the Claimant was owed nothing as the Company fulfilled all its obligations under the contracts to Claimant and performed all work in line with all applicable standards. The Company believed all work was performed pursuant to the contract and any alleged issues that may have occurred were the result of actions by Claimant and/or third parties. The case was mediated with the American Arbitration Association (“AAA”).

Effective May 9, 2025, the Company entered into a settlement agreement whereby all Claims by Optima Consulting Services, LLC against the Company were settled in full upon the payment of $250,000 by the Company to Optima Consulting Services, LLC. This settlement payment was funded by the Company’s insurance coverage, except for $35,000 in deductibles which we paid by the Company itself.

From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a liability for contingent losses when it is both probable that a liability has been incurred and the amount of the loss is known. An unfavourable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

Canadian Payroll Taxes

We have estimated approximately $200,000 of potential liability-based work with the Canadian Revenue Agency to remedy a tax issue for the period spanned from 2020-2025, other than this issue, no other losses and no other provision for loss contingency have been recorded to date.

As discussed in Note 11 Related Party Note Payable and Related Party Convertible Note Payable above, the liability arising in respect of this issue will reduce the amount of the loan repayment to the former owners of Fat Panda will be reduced, dollar for dollar, by the amount of any tax liability assessed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the second quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

8/1/2025 - 8/31/2025	-	$-	-	$-
9/1/2025 - 9/30/2025	-	$-	-	$-
10/1/2025 - 10/31/2025	529,170	$8.28	529,170	$245,614,433
Total	529,170	$8.28	529,170	$245,614,433

(1)	On September 22, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $250 million of our outstanding common stock (the “Repurchase Plan”). As of October 31, 2025, we had $245.6 million of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. As of the date of this filing, we have repurchased approximately 1.8 million shares of common stock for $11.3 million total under the Repurchase Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: December 15, 2025	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
(Principal Executive Officer)

Item  6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
1.1	Sales Agreement, dated as of August 25, 2025, by and among the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 25, 2025).
10.1	Asset Management Agreement, dated August 5, 2025, by and between CEA Industries Inc. and 10X Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.2	Strategic Advisor Agreement, dated August 5, 2025, by and between CEA Industries Inc. and 10X BNB Cayman Sponsor. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.3	Strategic Advisor Agreement, dated August 5, 2025, by and between CEA Industries Inc. and YZi Management Labs Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.4	Form of Amendment No. 1 to the Registration Rights Agreement, dated September 3, 2025 (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed September 9, 2025).
10.5	Open Market Share Repurchase Agreement, dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2025).
10.6 *	Non-Employee Director Compensation Policy.
31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

