Form 10-Q
period 2026-01-31
CEA Industries Inc.
filed 2026-03-16
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41266

CEA INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C
Louisville, Colorado	80027
(Address of principal executive offices)	(Zip code)

(303) 993-5271

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BNC	Nasdaq Capital Market
Warrants to purchase common stock	BNCW	Nasdaq Capital Market
Preferred stock purchase rights		Nasdaq Capital Market

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

As of March 13, 2026, the number of outstanding shares of common stock of the registrant was 42,895,841.

CEA Industries Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended January 31, 2026

Table of Contents

Page
Cautionary Statement	ii

PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of January 31, 2026 (Successor) (Unaudited) and April 30, 2025 (Predecessor) (Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended January 31, 2026 (Successor) and the Three Months Ended January 31, 2025 (Predecessor), for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended January 31, 2026, for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), the Three Months Ended January 31, 2025 (Predecessor) and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	5

Notes to the Condensed Consolidated Unaudited Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II — OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 5. Other Information	41

Item 6. Exhibits	41

i

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly owned subsidiaries.

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical fact but are based on current management expectations that involve substantial risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other similar words. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements including, but not limited to, any projections of revenue, gross profit, earnings or loss, tax provisions, cash flows or other financial items; any statements of the plans, strategies or objectives of management for future operations; any statements regarding current or future macroeconomic or industry-specific trends or events and the impact of those trends and events on us or our financial performance; any statements regarding pending investigations, legal claims or tax disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about: about our digital asset treasury strategy, our expectations regarding the market price and adoption of BNB, the native utility token of the Binance ecosystem, a community-driven, decentralized blockchain network originally initiated by the Binance exchange, the regulatory environment applicable to digital assets, our ability to manage risks associated with holding digital assets, and statements about:

●	the Company’s digital asset treasury strategy, including expectations regarding the acquisition, holding, and potential disposition of BNB and other digital assets;

●	the long-term growth, adoption, and value of the Binance ecosystem and BNB tokens;

●	the Company’s ability to maintain or grow its position as a significant holder of BNB;

●	the volatility of digital asset prices, including BNB, and the impact of such volatility on the Company’s financial condition and results of operations;

●	the regulatory environment for digital assets, including potential classification of digital assets as securities and the impact of regulatory developments on the Company’s digital asset holdings and operations;

●	the liquidity of digital assets, including the Company’s ability to convert digital assets to fiat currency on acceptable terms;

●	the performance of the Company’s operating businesses, including the Fat Panda retail vaping operations and our climate control systems segment;

●	the Company’s ability to remediate material weaknesses in internal control over financial reporting.

Forward-looking statements in this Quarterly Report also include statements regarding: the effects of the shareholder rights agreement on potential change of control transactions; the Company’s liquidity and capital resources; the Company’s ability to fund operations from its digital asset holdings; expectations regarding custodial and counterparty risks associated with third-party exchanges; the integration and performance of the Fat Panda acquisition; and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company.

These factors should not be construed as exhaustive and should be read with the other cautionary statements in this report.

Although we believe that we use reasonable assumptions for these forward-looking statements, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Item 1A – Risk Factors” in our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, as updated from time to time in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The forward-looking statements and projections contained in this Quarterly Report on Form 10-Q are intended to be within the meaning of “forward-looking statements” in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ii

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

	Successor	Predecessor
	January 31, 2026	April 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,323,024	$2,148,606
Accounts receivable, net	66,016	228,507
Related parties receivables, net	-	668,301
Contract assets, net	233,274	-
Digital assets, current	6,343,853
Inventory, net	3,864,974	3,293,947
Prepaid expenses and other	442,063	119,012
Income tax receivable	185,202	-
Total current assets	22,458,406	6,458,373
Non-current assets
Property and equipment, net	270,133	322,880
Intangible assets, net	4,917,213	-
Digital assets, net of current portion	402,836,035	-
Goodwill	4,170,151	-
Deposits	235,037	217,379
Deferred tax assets	-	154,951
Operating lease right-of-use asset	1,886,600	1,890,013
Total non-current assets	414,315,169	2,585,223

TOTAL ASSETS	$436,773,575	$9,043,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$6,283,380	$2,255,445
Deferred revenue	501,182	-
Related party note payable	367,150	-
Income taxes payable	13,054	105,476
Current portion of operating lease liability	709,245	528,914
Promissory note payable	694,684	-
Royalty liabilities	-	18,051
Total current liabilities	8,568,695	2,907,886

Non-current liabilities
Operating lease liability, net of current portion	1,236,830	1,374,639
Deferred tax liabilities	1,263,118	-
Convertible promissory note payable	750,022	-
Warrant liabilities - stapled warrants	60,070,872	-
Total non-current liabilities	63,320,842	1,374,639

TOTAL LIABILITIES	71,889,537	4,282,525

Commitments and contingencies (Note 12)

SHAREHOLDERS’ EQUITY
Common stock $0.00001 par value; 200,000,000 authorized; 43,673,955 shares issued and outstanding	437	-
Common stock, unlimited authorized; 1,410 shares issued and outstanding	-	401
Additional paid-in capital	235,422,023	-
Retained earnings	129,420,280	4,837,746
Accumulated other comprehensive income (loss)	41,298	(77,076)
Total shareholders’ equity	364,884,038	4,761,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,773,575	$9,043,596

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Period from June 7, 2025 through January 31, 2026	Period from May 1 through June 6, 2025	Nine Months Ended January 31, 2025

Revenue	$7,334,626	$6,908,817	$19,055,752	$2,927,689	$21,313,671
Cost of revenue	5,571,329	5,146,901	13,827,593	2,001,537	13,824,712
Gross profit	1,763,297	1,761,916	5,228,159	926,152	7,488,959

Operating expenses
Advertising and marketing expenses	284,366	191,531	5,010,953	63,202	490,008
Unrealized loss on digital assets	159,791,308	-	45,757,590	-	-
Selling, general and administrative expenses	5,997,657	612,731	34,599,188	842,348	4,798,756
Total operating expenses	166,073,331	804,262	85,367,731	905,550	5,288,764

Operating income (loss)	(164,310,034)	957,654	(80,139,572)	20,602	2,200,195

Other income (expense), net
Airdrop income	1,265,452	-	7,093,030	-	-
Gain on change in fair value of warrant liability	38,061,767	-	244,879,854	-	-
Interest expense	(158,330)	-	(822,607)	-	-
Other income (expense), net	176,792	-	(80,223)	-	-
Total other income, net	39,345,681	-	251,070,054	-	-

Income (loss) before income tax expense (benefit)	(124,964,353)	957,654	170,930,482	20,602	2,200,195

Income tax expense (benefit)	(18,392,213)	184,337	(291,754)	1,589	426,838

Net income (loss)	$(106,572,140)	$773,317	$171,222,236	$19,013	$1,773,357

Other comprehensive income (loss)
Foreign currency translation adjustment	90,848	$(248,695)	41,298	34,825	(237,911)

Total comprehensive income (loss)	$(106,481,292)	$524,622	$171,263,534	$53,838	$1,535,446

Net income (loss) per share of common stock attributable to common stockholders
Basic	$(2.00)	$548.45	$8.29	$13.48	$1,257.70
Diluted	$(2.00)	$548.45	$8.23	$13.48	$1,257.70

Weighted average number of common shares outstanding
Basic	53,180,317	1,410	20,666,014	1,410	1,410
Diluted	53,180,317	1,410	20,800,037	1,410	1,410

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Number of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Successor
Balance, November 1, 2025	45,321,002	$454	$248,946,201	$235,992,420	$(49,550)	$484,889,525
Repurchase of common stock	(1,647,047)	(17)	(8,883,941)		-	(8,883,958)
Stock based compensation expense			(4,640,237)			(4,640,237)
Foreign currency translation adjustment					90,848	90,848
Net loss				(106,572,140)		(106,572,140)
Balance, January 31, 2026	43,673,955	$437	$235,422,023	$129,420,280	$41,298	$364,884,038

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Number of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Successor
Balance, June 7, 2025	802,346	$8	$49,613,146	$(41,801,956)	$-	$7,811,198
Common shares issued to directors on settlement of restricted stock units	4,189	-	49,379	-	-	49,379
Stock based compensation expense	-	-	10,841	-	-	10,841
Common shares issued on acquisition of Fat Panda	39,000	1	313,950	-	-	313,951
Issuance of shares and warrants in private offering, net of issuance costs of $18,530,076	41,754,478	418	185,775,901	-	-	185,776,319
Issuance of 856,275 shares via ATM, net of issuance costs	856,275	8	12,928,313	-	-	12,928,321
Exercise of warrants	2,393,884	24		-	-	24
Repurchase of common stock	(2,176,217)	(22)	(13,269,507)	-	-	(13,269,529)
Foreign currency translation adjustment	-	-	-	-	41,298	41,298
Net income	-	-	-	171,222,236	-	171,222,236
Balance, January 31, 2026	43,673,955	$437	$235,422,023	$129,420,280	$41,298	$364,884,038

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Predecessor
Balance, May 1, 2025	1,410	$401	$-	$4,837,746	$(77,076)	$4,761,071
Foreign currency translation adjustment	-	-	-	-	34,825	34,825
Net income	-	-	-	19,013	-	19,013
Balance, June 6, 2025	1,410	$401	$-	$4,856,759	$(42,251)	$4,814,909

	Common Stock		Additional Paid in	Retained	Accumulative Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Predecessor
Balance, November 1, 2024	1,410	$401	$-	$5,267,857	$(65,373)	$5,202,885
Foreign currency translation adjustment	-	-	-	-	(248,695)	(248,695)
Net income	-	-	-	773,317	-	773,317
Balance, January 31, 2025	1,410	$401	$-	$6,041,174	$(314,068)	$5,727,507

	Common Stock		Additional Paid in	Retained	Accumulative Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Predecessor
Balance, May 1, 2024	1,410	$401	$-	$4,267,817	$(76,157)	$4,192,061
Foreign currency translation adjustment	-	-	-	-	(237,911)	(237,911)
Net income	-	-	-	1,773,357	-	1,773,357
Balance, January 31, 2025	1,410	$401	$-	$6,041,174	$(314,068)	$5,727,507

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CEA Industries Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Successor	Predecessor	Predecessor
	Period from June 7 through January 31, 2026	Period from May 1 through Jun 6, 2025	Period from May 1 through January 31, 2025
Cash flows from operating activities
Net income	$171,222,236	$19,013	$1,773,357
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	396,947	13,258	82,668
Share-based compensation	60,220	-	-
Amortization of debt discount	112,750	-	-
Non-cash income from airdrops	(7,093,030)	-	-
Non-cash fees paid in digital assets	604,155
Unrealized loss on digital assets	45,757,590	-	-
Change in fair value of warrant liabilities	(244,879,854)	-
Loss on disposal of assets	580	-	-
Changes in operating assets and liabilities:
Accounts receivable	67,051	53,226	39,578
Income taxes payable	(276,404)	1,589	363,326
Inventory	(160,671)	(362,569)	135,280
Prepaid expenses	1,183,283	6,632	(66,065)
Accounts payable and accrued liabilities	837,435	35,336	(2,501,351)
Lease liabilities	24,347	256	49,548
Deferred revenue	34,967	-	-
Royalty	-	(5,183)	(21,988)
Related parties	-	-	(19,493)
Contract assets	1,054	-	-
Deferred tax asset	-	-	(140,869)
Net cash used in operating activities	(32,107,342)	(238,442)	(306,009)

Cash flows from investing activities
Cash paid for acquisitions of Fat Panda	(10,398,134)	-	-
Purchase of digital assets	(175,250,249)	-	-
Purchases of property and equipment	(9,437)	-	(56,153)
Net cash used in investing activity	(185,657,820)	-	(56,153)

Cash flows from financing activities
Proceeds from notes payable	3,910,282	-	-
Proceeds from issuance of common stock and warrants in PIPE offering	226,837,431	-	-
Issuance cost of common stock and warrants in PIPE offering	(9,308,741)	-	-
Proceeds from issuance of common stock	12,928,321	-	-
Warrants exercised	24	-	-
Repurchase of shares	(12,774,165)	-	-
Repayments from notes payable	(3,972,088)
Net cash provided by financing activity	217,621,064	-	-

Net decrease in cash and cash equivalents	(144,098)	(238,442)	(362,162)
Effect of exchange rate changes on cash and cash equivalents	12,076	13,620	(90,835)
Cash and cash equivalents, beginning of period	11,455,046	2,148,606	2,076,614
Cash and cash equivalents, end of period	$11,323,024	$1,923,784	$1,623,617

Non-cash Investing and Financing Activities:
Proceeds from issuance of common stock for Fat Panda acquisition	$(313,950)	$-	$-
Accrued share repurchase liability	$(495,365)	$-	$-
CRA indemnity note	$361,596	$-	$-
Issuance of related party notes for Fat Panda acquisition	$1,262,158	$-	$-
In-kind digital assets contribution received against issuance of equity and warrants in PIPE offerings	$273,198,354	$-	$-
In-kind digital assets acquired from PIPE offerings proceeds	$(273,198,354)	$-	$-
Supplemental cash flow information
Cash paid for interest	$600,000	$-	$-
Cash paid for income taxes	$-	$-	$570,644

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CEA Industries Inc.

Notes to Condensed Consolidated Statements Financial Statements

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

In August 2025, the Company initiated a strategic transformation by adopting a digital asset treasury strategy focused exclusively on BNB, the native token of the BNB Chain. Through its wholly owned subsidiary, CEA BRS LLC, a Delaware limited liability company and the sole stockholder of BNC BNB Cayman, a Cayman Islands exempt company, the Company seeks to build and manage the largest corporate treasury of BNB, providing institutional-grade exposure to blockchain infrastructure and decentralized finance (DeFi).

The Company’s treasury operations currently include acquiring and holding BNB and the Company may generate income from airdrops received in connection with its BNB holdings. The Company may in the future generate returns through additional digital asset-related activities such as validation services, lending, and other decentralized finance protocols, though no BNB is currently staked or pledged. The Company’s BNB-focused Digital Asset Treasury (“DAT”) strategy was on August 5, 2025, following the closing of a private placement that raised approximately $500 million (the “PIPE Transaction”), with up to $750 million in additional proceeds available through warrant exercises. Under the DAT strategy, BNB is the primary treasury reserve asset.

In connection with this strategic shift, the Company changed its Nasdaq ticker symbol from “VAPE” to “BNC” on August 6, 2025, reflecting the Company’s strategic focus on BNB as its primary treasury asset while continuing its core business operations. While the Company continues to operate its legacy business and beginning in the second fiscal quarter ended October 31, 2025, its financial results also reflect the implementation of its DAT.

Additionally, on June 6, 2025 (the “Acquisition Date”), the Company completed the acquisition of Fat Panda Ltd. and its related entities (“Fat Panda”) (the “Fat Panda Acquisition”), entering the Canadian nicotine vape industry. This acquisition aligned with the Company’s strategy at that time to focus on high-growth, regulated consumer markets and provide a vertically integrated infrastructure to support retail expansion and e-commerce capabilities.

Note 2 – Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the successor period from June 7, 2025 to January 31, 2026 and the predecessor period from May 1, 2025 to June 6, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2026.

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

On the Acquisition Date, the Company completed the Fat Panda Acquisition. As described in Note 4 – Business Combination, the Company has been identified as the accounting acquirer (the “Successor”) and Fat Panda as the accounting predecessor (the “Predecessor”) in accordance with the acquisition method of accounting under ASC 805, Business Combinations. As a result of this designation, the financial statements reflect a change in reporting entity. Financial information for periods prior to the Acquisition Date represents the historical operations of Fat Panda and is labelled as “Predecessor.” Financial information for periods beginning on and after the Acquisition Date reflects the operations of the combined entity under the control of the Company and is labelled as “Successor” since the company operations prior to the acquisition were insignificant relative to those of Fat Panda. The merger was accounted for as a business combination using the acquisition method of accounting. The Successor financial statements reflect a new basis of accounting based on the fair value of the identifiable net assets acquired. Determining the fair value of certain assets and liabilities assumed involves significant judgment and the use of estimates and assumptions. See Business Combinations below for additional information on the fair values of assets and liabilities recorded in connection with the Fat Panda Acquisition.

As a result of applying the acquisition method of accounting as of the Acquisition Date, the accompanying condensed consolidated financial statements include a black line division to distinguish between the Predecessor and Successor reporting entities. These entities are presented on different bases and are therefore not comparable. The lack of comparability is primarily due to the impacts of the Fat Panda Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor condensed consolidated financial statements.

Use of Estimates and Assumptions

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements and the notes. Actual results may ultimately differ materially from those estimates.

Digital Assets

In December 2023, the FASB issued ASU 2023-08, Digital Assets, which provides guidance on the recognition, measurement, presentation, and disclosure of digital assets through the creation of ASC 350-60, Intangibles – Goodwill and Other – Crypto Assets (“ASC 350-60”). ASU 2023-08 became effective for all entities for fiscal years beginning after December 15, 2024. The standard became effective for the Company on May 1, 2025, and no cumulative-effect adjustment was required. The Company accounts for its digital assets, including BNB tokens, in accordance with ASC 350-60. The Company has determined its digital assets meet the scoping criteria of ASC 350-60, which requires eligible crypto assets to be measured at fair value, with changes in fair value recognized in net income. Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in active markets. The Company has designated the Binance exchange as its principal market as it is the market that the Company has access to and has the greatest volume and level of activity of BNB for determining the fair value of BNB tokens.

The Company may deposit certain digital assets with certain third-party exchanges to facilitate digital asset treasury activities. Assets that would be held on these exchanges may not be maintained in segregated wallets under the Company’s exclusive control and could be pooled with assets of other customers. Due to the lack of sufficient regulatory oversight and the Company’s inability to prevent such an exchange from using such assets for purposes other than those directed by the Company, the Company has concluded it would not have complete control over the deposited assets. Accordingly, such amounts would be recorded as receivables from the exchange within current assets, rather than as digital assets on the condensed consolidated balance sheet, as the Company does not expect that it would hold these receivables for more than 12 months.

The Company holds its BNB digital assets with a non-U.S. Binance-ecosystem custodial provider and periodically receives airdrops from blockchain projects within the Binance ecosystem. Airdrops are distributed randomly without consideration or contractual agreement; therefore, they do not meet the criteria for revenue recognition under ASC 606. The Company records the fair value of airdrops upon receipt and classifies the income as non-operating, presented within other income in the condensed consolidated statements of operations.

The activity from remeasurement of digital assets at fair value is reflected in the condensed consolidated statements of operations within unrealized gain/loss on digital assets. Realized gains and losses from the derecognition of digital assets would be included in the realized gain/loss on digital assets in the condensed consolidated statements of operations. During the period, the Company has converted digital assets (such as airdrops) into stablecoins and BNB as part of its regular operations. The Company has not disposed of digital assets for fiat currency during the reporting period, in the event there are disposals in the future, the Company will use the specific identification method to calculate the realized gains/losses on digital assets.

Sales and purchases of digital assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Contributions of digital assets received as part of the consideration received in a private placement (referred to as PIPE Transaction as discussed in Note 13 – Shareholders’ Equity) are presented within supplemental information for non-cash investing and financing activities in the condensed consolidated statements of cash flows.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are considered to be cash equivalents.

As of January 31, 2026 (Successor), the Company had approximately $10.0 million in cash deposits in excess of the Federal Deposit Insurance Corporation insurance limits of $0.3 million at one financial institution and approximately $1.0 million or $1.3 million Canadian dollars (“CAD”) in cash deposits in excess of the Canada Deposit Insurance Corporation insurance limits of $0.1 million CAD at certain financial institutions.

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

The Company has designated the Binance exchange as its principal market for its digital assets as it is the market to which its wholly owned subsidiary, BNC BNB Cayman, has access and that provides the greatest volume and level of orderly transactions. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. For digital assets that trade continuously across global markets, the Company applies a consistent valuation cut-off at midnight UTC on the reporting date to determine fair value. All digital assets are measured at fair value using quoted prices in their respective principal markets, which are classified as Level 1 inputs under ASC 820.

All of the Company’s digital assets, including BNB, BTC, USDT, and USDC, are held by BNC BNB Cayman, and the principal market for each asset is determined based on the market accessible to this subsidiary. The Company has elected the Fair Value Option for its USDC holdings to align with the treatment of its other digital assets. USDC is measured at fair value on a recurring basis using quoted prices in the Company’s principal market on the date of recognition.

The Company’s Stapled Warrants, issued in October 2025, are liability classified, and fair valued using a Monte-Carlo option model using Level 3 inputs. Information related to the Stapled Warrants is disclosed in Note 15 – Investor Warrants.

The Company’s financial assets and liabilities consist of cash, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the short-term nature of those instruments. The carrying value of debt approximates fair value due to the variable rate nature of the debt.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings per Share (“ASC 260”). Basic EPS is computed by dividing undistributed earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The diluted impact from potential common stock instruments is calculated using the treasury stock method, and if-converted method as applicable, unless the effect would be anti-dilutive.

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

Goodwill

Goodwill represents the excess of the purchase price for an acquisition over the fair value of the identifiable net assets acquired in a business combination. Goodwill recognized in connection with the acquisition is denominated in the functional currency of the acquired entity and was translated into U.S. dollars using the exchange rate as of the acquisition date. Goodwill is subsequently translated into U.S. dollars at each reporting date using the period-end exchange rate.

Goodwill is not amortized but is tested for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate that the Company’s carrying amount may not be recovered. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount. If a quantitative assessment is required, the Company compares the estimated fair value of the reporting unit with its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company recognizes an impairment loss in an amount equal to that excess, limited to the carrying amount of goodwill.

During the quarter ended January 31, 2026, the Company evaluated events and circumstances in accordance with the qualitative assessment guidance in ASC 350-20 to determine whether it was more likely than not that the fair value of the Fat Panda reporting unit was less than its carrying amount. Based on this evaluation, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.

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

Based on the carrying value of intangible assets at January 31, 2026, estimated amortization expense for the subsequent five years is as follows: remaining one quarter of 2026—$128 thousand; 2027—$526 thousand; 2028—$527 thousand; 2029—$526 thousand; 2030—$526 thousand; and thereafter—$2.7 million.

Revenue Recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires revenue to be recognized as control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled.

Fat Panda revenues consist primarily of retail sales, e-commerce and phone orders, factory-direct wholesale sales, and franchise arrangements. Retail sales represent a single performance obligation satisfied at the point of sale. Revenue is recognized upon payment and delivery, net of sales taxes. Based on historical data, no material liability for returns was recorded for the periods presented.

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

Climate control revenues are derived from contracts that may include engineering and technical services and the sale of climate control system equipment and components. These contracts may span multiple phases, from facility design to equipment delivery and start-up. The Company does not provide construction or installation services. A performance obligation is a promise in a contract to transfer a distinct good or service. Most client control contracts include multiple performance obligations, while certain contracts consist of a single performance obligation, typically engineering-only services.

The transaction price is allocated to each performance obligation based on its standalone selling price. For engineering services, standalone selling price is estimated using project characteristics such as facility size and system complexity. For equipment sales, standalone selling price is determined by expected costs plus an appropriate margin. When prices are highly variable, the Company uses a combination of methods and observable inputs. Revenue is recognized when control transfers - generally upon shipment for goods and over time for engineering services based on percentage completion toward milestones.

The Company excludes taxes assessed by governmental authorities from transaction prices and recognizes revenue net of sales taxes. Freight revenue and related costs are recorded when control of goods passes to the customer. The Company offers assurance-type warranties only and maintains a warranty reserve based on historical costs.

Concentrations

One customer accounted for 91% of the (Successor) Company’s accounts receivable as of January 31, 2026. The (Predecessor) Company’s accounts receivable from three customers made up 57%, 33%, and 10% of the total accounts receivable balance as of April 30, 2025.

Foreign Currency Translation

The Company’s condensed consolidated financial statements are presented in U.S. dollar (“USD”). Financial statements of foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive loss within condensed consolidated statements of common shareholders’ equity as currency translation adjustment. Monetary assets and liabilities that are denominated in foreign currencies are translated at the rate prevailing at each reporting date. The U.S. dollar effects that arise from translating the net assets of these companies are recorded in other comprehensive income.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Correction of Error – RSU Compensation

In July 2025, prior to the closing of the PIPE Transaction, the Company erroneously recognized $4.6 million of compensation expense prematurely. Accordingly, the Company reversed the previously recognized $4.6 million of compensation expense in the current period. The Company evaluated the impact in accordance with SEC Staff Accounting Bulletins (“SAB”) 99 Topic 1.M, Materiality, and SAB 108 Topic 1.N, Accounting Changes and Error Corrections and concluded that the error and subsequent correction were not material to prior or current interim condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient (for all entities) and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements and disclosures.

In January 2025, the FASB issued Accounting Standards Update No. 2025-01 to clarify the effective date of ASU 2024-03 (disaggregation of income statement expenses) for non-calendar year-end entities. The clarification ensures that initial adoption is required in an annual reporting period (rather than unintentionally in an interim period) for entities with non-calendar year ends. The amendments align with the effective dates stated in ASU 2024-03 (annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027) and early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its unaudited consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency by requiring additional disaggregation in the rate reconciliation and expanded disclosures of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, for public business entities. As the Company’s fiscal year ending April 30, 2026 begins after that date, the Company will adopt this standard in its annual Form 10-K for the fiscal year ending April 30, 2026. The Company does not expect ASU 2023-09 to affect its interim disclosures for the current fiscal year.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosure.

Note 3 - Digital Assets

The following table sets forth the units held, cost basis, and fair value of digital assets held, as shown on the condensed consolidated balance sheet as of January 31, 2026:

Crypto Assets held:	Number of Tokens	Cost	Fair Value
BNB	515,544	$446,454,159	$402,836,035
BTC	55	6,451,182	4,311,665
USDC	1,155,356	1,155,356	1,155,356
USDT	876,832	876,832	876,832
Total	2,547,787	$454,937,529	$409,179,888

BTC, USDC, and USDT are classified within current digital assets, as they are held primarily for operating liquidity and are expected to be available for use within the next twelve months. As of January 31, 2026, the Company has no digital assets held with third party exchanges, accordingly, has no digital assets receivable.

Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt.

The following table summarizes the Company’s digital asset holdings, as of:

Balance
Balance as of June 7, 2025	$-
Purchases	448,448,603
Airdrop income	7,093,030
Commission expense	(604,155)
Unrealized loss on BNB	(43,618,088)
Unrealized loss on BTC	(2,139,502)
Balance as of January 31, 2026	$409,179,888

Note 4 - Business Combinations

On the Acquisition Date, the Company acquired Fat Panda, Central Canada’s leading retailer and manufacturer of vaping products, holding a significant market share across Manitoba, Ontario, and Saskatchewan. With 33 retail locations and a thriving e-commerce platform, Fat Panda offers a wide range of high-quality vape devices and e- liquids, including its own premium in-house line.

The purchase price was $12.7 million comprised of $10.7 million in cash to the sellers, 39,000 shares of the Company’s common stock with an agreed value of $0.3 million, an indemnity note totaling $0.4 million and seller notes totaling $1.4 million. A portion of the purchase price was funded by a short-term loan from a United States based lender in the amount of $4.0 million, which was due in nine months (the “FP Loan”). In addition, $1.9 million was placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters. On December 4, 2025, the Company repaid the outstanding balance of the FP Loan in full.

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

	As Initially Reported	Adjustment Increase (Decrease)	Revised Amount
Cash and cash equivalents	$1,924,558	$-	$1,924,558
Accounts receivable	176,720	(48,829)	127,891
Related party receivables	674,296	-	674,296
Inventory	3,690,227	(20,316)	3,669,911
Prepaid expenses	113,371	(33,064)	80,307
Fixed assets	314,515	-	314,515
Right-of-use asset	1,854,018	(21,933)	1,832,085
Deposits	219,330	-	219,330
Intangibles – trade name	5,236,869	-	5,236,869
Goodwill	4,206,487	(54,509)	4,151,978
Accounts payable and accrued liability	(2,311,420)	46,526	(2,264,894)
Income taxes payable	(108,030)	-	(108,030)
Deferred tax liability	(1,257,613)	-	(1,257,613)
Lease liabilities - short-term	(533,659)	-	(533,659)
Current portion of royalty liabilities	(12,970)	12,970	-
Lease liabilities - long-term	(1,334,281)	-	(1,334,281)
Total net assets acquired	$12,852,418	$(119,155)	$12,733,263

During the period from June 7, 2025 to January 31, 2026, the Company recorded measurement period adjustments resulting from new information about facts and circumstances that existed as of the Acquisition Date. These adjustments primarily related to updated valuations of working capital accounts, including accounts receivable. inventory, prepaid expenses, right-of-use asset, and accrued liabilities, as well as the fair value of the notes issued to the seller as part of the purchase consideration. In accordance with ASC 805, the Company retrospectively adjusted the provisional amounts recognized at the Acquisition Date to reflect these new measurements. The adjustments resulted in changes to certain current assets and liabilities and the fair value of notes issued as consideration. The cumulative impact of these adjustments was recorded as a decrease to goodwill, and prior-period comparative information has been revised as if the adjustments had been recognized at the Acquisition Date.

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

Due to the timing of the completion of the acquisition, the purchase price and related allocations are preliminary and could be revised as a result of adjustments made to the purchase price and additional information obtained regarding assets acquired and liabilities assumed. Such adjustments may include, but are not limited to, changes in the estimated fair values of identifiable intangible assets, assumed liabilities, and deferred taxes. The purchase price allocation will be finalized during the measurement period, which may extend up to one year from the acquisition date.

The Company’s buyer transaction costs to acquire Fat Panda totaled approximately $1.0 million and are included within transaction costs in the condensed consolidated statements of operations for the period from June 7, 2025, through January 31, 2026 (Successor).

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the nine months ended January 31, 2026, and 2025, as if the Fat Panda Acquisition and related financing had occurred on May 1, 2024.

This information gives effect to certain purchase accounting and financing adjustments and is based on the historical financial statements of the Company. It is presented for illustrative purposes only and is not necessarily indicative of the Company’s actual operating results had the Fat Panda Acquisition and related financing occurred on May 1, 2024, nor is it indicative of future results.

	Proforma	Proforma
	For the nine months ended January 31, 2026	For the nine months ended January 31, 2025
Revenue	$24,602,776	$24,011,169
Net income/(loss)	$208,814	$(2,693,757)

	Proforma	Proforma
	For the three months ended January 31, 2026	For the three months ended January 31, 2025
Revenue	$7,334,626	$7,375,640
Net income/(loss)	$(76,681)	$(503,901)

Pro forma financial information is presented as if the operations of Fat Panda had been included in the consolidated results of the Company since May 1, 2024, and reflects transactions that are directly attributable to the Fat Panda Acquisition and related financing. Pro forma adjustments to the nine months ended January 31, 2026 and 2025 include adjustments for amortization of preliminary marketing-related intangible assets, elimination of non-recurring transaction costs incurred related to the acquisition, debt discount amortization and interest expense on the $4.0 million bridge loan, and debt discount amortization and interest expense on the promissory notes issued to the sellers of Fat Panda.

Note 5 – Leases

The Company recorded operating lease costs for the period from June 7, 2025, through January 31, 2026 (Successor) of $0.4 million. For the period from May 1, 2025, through June 6, 2025 (Predecessor) operating lease costs was $91.8 thousand and for the nine months ended January 31, 2025 (Predecessor), operating lease costs was $0.4 million.

The Company’s operating and finance right-of-use assets and lease liabilities are as follows:

	Successor	Predecessor
	January 31,	April 30,
	2026	2025
Operating lease right-of-use asset	$1,886,600	$1,890,013
Operating lease liability, current	$709,245	$528,914
Operating lease liability, long-term	$1,236,830	$1,374,639

	Successor	Predecessor	Predecessor
	Period from June 7 through January 31, 2026	Period from May 1 through June 6, 2025	Nine Months Ended January 31,2025
Cash paid for operating lease	$421,172	$91,749	$433,492

Future annual minimum lease payments under non-cancellable operating leases as of January 31, 2026, were as follows:

Successor
January 31,
Years ending April 30,	2026
2026 (excluding the nine months ended January 31, 2026)	$208,973
2027	752,582
2028	502,664
2029	318,414
2030	185,903
Thereafter	216,417
Total minimum lease payments	2,184,953
Less imputed interest	(238,878)
Present value of minimum lease payments	$1,946,075

Other information related to leases were as follows:

	Successor	Predecessor
	January 31,	April 30,
	2026	2025
Weighted-average remaining lease term (in years)	2.32	4.13
Weighted-average discount rate	4.9%	6.3%

Note 6 – Inventory

Inventory consisted of the following:

	Successor	Predecessor
	January 31,	April 30,
	2026	2025
	(Unaudited)	(Audited)

Finished goods	$3,772,546	$3,241,365
Raw materials	398,952	264,027
Allowance for excess & obsolete inventory	(306,524)	(211,445)
Inventory, net	$3,864,974	$3,293,947

Labor and overhead expenses of $0.6 million and $0.6 million were included in the inventory balance as of January 31, 2026 (Successor), and April 30, 2025 (Predecessor), respectively.

Advance payments on inventory purchases are recorded in prepaid expenses until title for such inventory passes to the Company. Prepaid expenses included $0.5 million and $0 in advance payments for inventory as of January 31, 2026 (Successor), and April 30, 2025 (Predecessor), respectively.

Note 7 – Property and Equipment

Property and Equipment consisted of the following:

	Successor	Predecessor
	January 31,	April 30,
	2026	2025
	(Unaudited)	(Audited)

Vehicles	$156,391	$139,524
Leasehold improvements	319,159	310,320
Computer equipment	71,625	70,679
Machinery and equipment	40,574	-
Furniture and fixtures	213,701	194,895
Signs	232,515	214,464
Computer software	151,410	141,024
Property and equipment at cost	1,185,375	1,070,906
Accumulated depreciation	(915,242)	(748,026)
Property and equipment, net	$270,133	$322,880

Depreciation expense for the period from June 7, 2025, through January 31, 2026 (Successor) was $160.5 thousand. For the period from May 1, 2025, through June 6, 2025 (Predecessor) depreciation expense was $6.7 thousand and for the nine months ended January 31, 2025 (Predecessor), depreciation expense was $ 82.7 thousand.

Note 8 – Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following:

	Successor	Predecessor
	January 31,	April 30,
	2026	2025
	(Unaudited)	(Audited)

Accounts payable	$4,941,163	$740,096
Accrued payroll liabilities	615,682	1,449,200
Sales tax payable	227,483	66,149
Other accrued expenses	499,052	-
Total	$6,283,380	$2,255,445

Note 9- Revenue

The following table sets forth the Company’s revenue by source:

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Period from June 7, 2025 through January 31, 2026	Period from May 1 through June 6, 2025	Nine Months Ended January 31, 2025

CEA equipment and systems sales	$612,894	$-	$913,464	$-	$-
CEA engineering and other services	-	-	87,993	-	-
CEA other sales	63,088	-	85,912	-	-
Retail Vape sales	6,349,605	6,146,808	17,177,653	2,761,077	18,947,052
E-commerce Vape sales	228,151	719,091	506,220	165,818	1,989,873
Factory direct wholesale Vape sales	62,230	42,918	265,852	794	255,408
Franchise fee Vape sales	-	-	-	-	121,338
Other Vape sales	18,658	-	18,658	-	-
Total revenue	$7,334,626	$6,908,817	$19,055,752	$2,927,689	$21,313,671

As of January 31, 2026 (Successor), the Company’s remaining performance obligations, or backlog, was approximately $0.6 million are expected to be recognized within one year. The Company expects to recognize this revenue as the related services are performed. However, the timing of the recognition is subject to uncertainty due to the nature of the underlying contracts, and there is no assurance that all remaining performance obligations will result in revenues.

Geographic Information

The Company classifies sales by customers’ locations in two geographic regions: the United States and Canada.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended January 31,2026	Three Months Ended January 31, 2025	Period from June 7 through January 31, 2026	Period from May 1 through June 6,2025	Nine Months Ended January 31,2025

United States	$675,981	$-	$1,087,371	$-	$-
Canada	6,658,645	6,908,817	17,968,381	2,927,689	21,313,671
Total	$7,334,626	$6,908,817	$19,055,752	$2,927,689	$21,313,671

Note 10 – Note Payable

In connection with the Company’s acquisition of Fat Panda, the Company entered into an interim loan facility with CEAD Panda Lender LLC, under which it borrowed $4.0 million effective June 4, 2025. The loan required interest-only payments until maturity, payable monthly, with an interest rate of 3% for the first three months and 2% per month thereafter on the outstanding principal. The loan was secured by a first lien on all the assets of the Company, 16728502 CANADA INC and Fat Panda Ltd., now amalgamated as Fat Panda Ltd., subject to certain exceptions and permitted liens and permitted dispositions.

The loan facility included customary borrower representations and warranties, event of default, and various covenants, including requirements to maintain at least $1.5 million on cash and a minimum of $4.0 million in working capital (inclusive of cash). On December 4, 2025, the Company repaid the outstanding balance of the FP Loan in full. Interest expense recognized for the period includes amounts related to this interim loan facility prior to repayment.

Note 11 – Related Party Note Payable and Related Party Convertible Note Payable

In connection with the Fat Panda Acquisition on the Acquisition Date, the Company issued three notes payable to selling shareholders, one of whom is the President of Fat Panda, a current employee of the Company.

The first note payable was issued in the principal amount of $0.4 million ($0.5 million CAD) to certain selling shareholders of Fat Panda Inc. The note is interest free and repayable in full within 15 days following the date that Canada Revenue Agency issues a letter confirming that there is no tax liability in respect of an issue identified in the Purchase Agreement for acquisition of the Fat Panda group of companies. If the letter from Canada Revenue Agency indicates that there is a tax liability in respect of an issue identified in the Purchase Agreement, the amount of the loan repayment will be reduced, dollar for dollar, by the amount of any tax liability assessed.

The second note payable was issued as a promissory note in the principal amount of $0.7 million ($1.0 million CAD) to the President of Fat Panda, a former owner and current employee of the Company. The note bears interest at 7% per annum, with interest payable monthly. The note has a maturity date of November 30, 2026. Interest expense recognized for the period includes amounts related to this promissory note.

The third note payable, also issued to the President of Fat Panda, is a convertible promissory note with a principal amount of $0.7 million ($1.0 million CAD). The note bears interest at 7% per annum and is convertible, at the Lenders option, in shares of the Company’s common stock at a conversion price of $19.00 per share. If no conversion notice is submitted to the Company by the Lender before the due date of his intent to convert the principal amount, the entire principal plus interest shall become due on June 1, 2027. Interest expense recognized for the period includes amounts related to this convertible promissory note.

The table below represents the outstanding amount of promissory note and convertible promissory note as of January 31, 2026:

	Related Party Note	Related Party Promissory Note	Related Party Convertible Promissory Note
Principal	$367,150	$756,329	$756,329
Less: discount	-	(61,645)	(6,307)
Carrying value	$367,150	$694,684	$750,022

Note 12 – Commitments and Contingencies

Litigation

From time to time, in the normal course of business, the Company is subject to claims and legal proceedings. Ligation is inherently unpredictable, and the Company’s assessments may change as matters progress. The Company expenses legal fees as incurred and records a liability for contingent losses when it is both probable that a loss has been incurred and the amount can be reasonable estimated. An unfavorable outcome to any matter, if material, could adversely affect the Company’s financial condition, liquidity or results of operations.

Abraham Gomez Matter

On February 24, 2026, Abraham Gomez, an individual, filed a civil complaint in the Superior Court of the State of California, County of Tulare, captioned Abraham Gomez v. CEA Industries, Inc., et al., (Case No. VCU331863), against the Company and Hans Thomas, a director of the Company. The complaint asserts various claims against the defendants, including claims for fraud, promissory estoppel, quantum meruit and unjust enrichment, arising from alleged investment-related discussions and alleged services purportedly performed for the benefit of the Company. The plaintiff seeks damages, including compensatory damages according to proof (which the complaint alleges exceed approximately $2.75 million), together with interest, attorneys’ fees, costs and other relief. As of March 13, 2026, the Company has not yet filed its response to the complaint but intends to defend the action vigorously. At this preliminary stage of the matter, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the proceeding.

Optima Consulting Services, LLC Matter

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company under an equipment and engineering contract, notified the Company of a potential claim and demanded mediation. On or about October 28, 2024, Claimant asserted claims for negligent/defective design and breach of warranty, alleging damages exceeding $2.0 million. The Company denied the claims, believing it satisfied all contractual obligations and that any issues were attributable to Claimant and/or third parties. The matter was mediated under the AAA process. Effective May 9, 2025, the parties entered into a settlement agreement under which all claims were resolved for a payment of $0.3 million by the Company. This settlement payment was funded by the Company’s insurance coverage, except for $35 thousand representing the deductibles, which was paid by the Company.

Sweet Cut Grow, LLC and Green Ice, LLC Matter

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”), clients of the Company under an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and seeking $1.0 million in damages, plus interest. The Company denies the claims and has asserted a counterclaim. The Company believes it fulfilled all its contractual obligations and that any alleged issues related to the negligence of a third-party supplier.

The parties are required to arbitrate under the rules of the American Arbitration Association (“AAA”). The arbitration is expected to be heard in Denver, Colorado, in 2026 unless resolved earlier. The matter is currently in the discovery phase, and the parties are engaged in active settlement discussions. Legal fees will be borne by each party. In light of ongoing negotiations and the likelihood of settlement, the Company has accrued an estimate of $0.4 million to warranty expense.

Canadian Payroll Taxes

We have estimated approximately $0.2 million of potential liability related to Canadian payroll tax matters for the period from 2020-2025. Other than this matter, no additional losses or provisions for loss contingency have been recorded to date.

As discussed in Note 11 – Related Party Notes Payable and Related Party Convertible Note Payable above, any tax liability assessed in connection with this matter will reduce the repayment amount of the related vendor note to the former owners of Fat Panda on a dollar for dollar basis.

Leases

The Company has 36 agreements to lease retail space, office and manufacturing space in Manitoba, Saskatchewan, and Ontario, Canada. The total square footage of these facilities is approximately 49,076.

The Company also has a lease agreement for its manufacturing and office space in Louisville, CO. The total square footage of the facility is 11,491. Refer to Note 5 – Leases above.

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

Note 13 – Shareholders’ Equity

Stockholder Rights Agreement

On December 26, 2025, the Board of Directors (the “Board”) of the Company adopted a limited duration shareholder rights agreement (the “Rights Agreement”). This agreement is designed to reduce the probability that any person, entity, or group can gain control of the Company through open-market accumulation without providing all shareholders with an appropriate control premium or affording the Board sufficient time to make well-informed decisions in the best interests of all shareholders. In accordance with the Rights Agreement, the Company issued, as a dividend, one right (a “Right”) for each share of the Company’s common stock held as of January 8, 2026, and for each share of certain outstanding common stock warrants. Each Right allows its holder to purchase 1/1000th of a share of Series C Junior Participating Preferred Stock at an exercise price of $33.50 per Right. Each share of Series C Junior Participating Preferred Stock is equivalent to 1,000 shares of the Company’s common stock. The Rights have a limited term and will expire on December 26, 2026, or earlier, as specified in the Rights Agreement.

Under the terms of the Rights Agreement, if any person or group (an “Acquiring Person”) obtains beneficial ownership of 15% or more of the Company’s outstanding common stock, subject to certain exceptions, including an exception for current holders exceeding this percentage who do not acquire additional shares, the Rights become exercisable. All holders of Rights (excluding those held by the Acquiring Person, which will become void and non-exercisable) are entitled to purchase shares of the Company’s common stock at a 50% discount to the prevailing market price, at an exchange ratio of one share of common stock, or one one-thousandth of a share of Series C Junior Participating Preferred Stock (or of another class or series of preferred stock with equivalent rights, preferences, and privileges), per outstanding Right, subject to adjustment.

The adoption of the Rights Agreement had no effect on the Company’s condensed consolidated financial statements, including basic and diluted earnings per share.

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

On August 5, 2025, the Company closed the PIPE Transaction, which was settled through a combination of cash and digital assets. The Company received aggregate proceeds of $208.3 million in cash and cash equivalent proceeds, net of issuance costs and $273.2 million in digital assets, consisting of USDT, USDC and BTC. The Company allocated $305.0 million in proceeds to warrant liability based on fair value of the Stapled Warrants with the remaining proceeds of $195.0 million were recorded in additional paid-in capital, net of issuance costs. The Company incurred a total of $23.9 million in issuance costs. Issuance costs of $14.5 million were allocated to Stapled Warrants and recorded as an expense in condensed consolidated statements of operations.

At-The-Market Offering

On August 25, 2025, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement “or “ATM Program”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the Agent, acting as the Company’s sales agent or principal. Sales under the ATM Agreement, if any, will be made by means of ordinary brokers’ transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the ATM agreement, the Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of the ATM Shares effectuated through or to the Agent.

During the period ended January 31, 2026, the Company sold 856,275 shares under the ATM Program for net proceeds of $12.9 million, after deducting sales commissions and other offering costs.

Share Repurchase Program

On September 22, 2025, the Company entered into a Stock Repurchase Agreement with Cantor Fitzgerald & Co. pursuant to which the Company agreed to repurchase shares of its common stock. Under the terms of the agreement, the Company repurchased an aggregate of 1,647,047 and 2,176,217 shares of its common stock during the quarter ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026, for aggregate purchase prices of $8.9 million and $13.2 million, respectively. The repurchased shares were retired and are no longer outstanding.

The repurchases were funded through available cash on hand. The transaction was accounted for as a reduction of stockholders’ equity.

Note 14 – Equity Compensation

Successor

2017 Equity Incentive Plan

Under the Company’s 2017 Equity Incentive Plan, as may be modified and amended by the Company from time to time (the “2017 Equity Plan”), the Board of Directors (the “Board”) (or the compensation committee of the Board, if one is established) may grant equity-based awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), shares granted as a bonus or in lieu of another award, and other stock-based performance awards. The 2017 Equity Plan authorized 27,778 shares of the Company’s common stock (“Plan Shares”) for issuance of equity awards under the 2017 Equity Plan. Any shares subject to an award that are forfeited, expire, or otherwise terminate without issuance are again available for grant under the 2017 Equity Plan.

As of January 31, 2026, of the 27,778 shares authorized under the 2017 Plan for equity awards, 13,641 shares have been issued, awards relating to 10,383 options remain outstanding, and 3,754 shares remain available for future equity awards.

2021 Equity Incentive Plan

The 2021 Equity Incentive Plan (the “2021 Equity Plan”) was approved by the Board on March 22, 2021 and by the Company’s stockholders on July 22, 2021. The 2021 Equity Plan authorizes the Board to grant awards of up to 55,556 shares of common stock. The 2021 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 Code, non-qualified stock options, SARs, RSAs, RSUs and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

As of January 31, 2026, of the 55,556 shares authorized under the 2021 Equity Plan, 35,927 shares have been issued in settlement of restricted stock units, awards relating to 8,324 non-qualified stock options, 3,401 incentive stock options and 1,330 restricted stock units remain outstanding. 6,574 shares remain available for future equity awards.

2025 Equity Incentive Plan

The Company adopted the 2025 Equity Incentive Plan (the “2025 Equity Plan”) on July 25, 2025. The 2025 Equity Plan authorizes the Board to grant awards of up to 525,000 shares of common stock. The 2025 Equity Plan provides for the grant of incentive stock options intended to qualify under Section 422 Code, non-qualified stock options, stock appreciation rights (“SARs”), restricted stock awards and restricted stock unit awards and other equity linked awards to our employees, consultants, and directors. If an equity award (i) expires or otherwise terminates without having been exercised in full or (ii) is settled in cash (i.e., the holder of the award receives cash rather than stock), such expiration, termination or settlement will not reduce (or otherwise offset) the number of shares of common stock that may be issued pursuant to this Plan.

As of January 31, 2026, of the 525,000 shares authorized under the 2025 Equity Plan, 524,999 restricted stock units remain outstanding and one share remains available for future equity awards.

Non-Qualified and Incentive Stock Options granted to employees and consultants

A summary of the non-qualified stock options and incentive stock options granted to employees and consultants under the 2017 and 2021 Equity Plans during the period from June 7, 2025 through January 31, 2026, are presented in the tables below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term ( in years)	Aggregate Intrinsic Value

Outstanding as of June 7, 2025	18,296	$83.19	5.17	$-
Granted	2,700	7.74	9.36	-
Exercised	-	0.00	-	-
Forfeited	(450)	7.74	-	-
Expired	(2,086)	27.72	-	-
Outstanding as of January 31, 2026	18,460	$79.45	5.64	$-
Exercisable as of January 31, 2026	16,211	$89.41	5.12	$-

The aggregate intrinsic value for the stock options outstanding and exercisable as of January 31, 2026, was zero because these options were out of money on January 31, 2026.

The Company has issued options with a 10-year contractual term and a vesting period ranging from one month to thirty-two months.

For the period from June 7, 2025 through January 31, 2026, the Company recorded $11 thousand as compensation expense related to stock options issued to employees and consultants. As of January 31, 2026, total unrecognized compensation expense for the non-qualified options issued to employees and consultants is $6 thousand which will be recognized over a weighted average period of 0.36 years.

Non-Qualified Stock Options granted to directors

A summary of the non-qualified stock options granted to directors under the 2017 and 2021 Equity Plans, during the period from June 7, 2025 through January 31, 2026, are presented in the tables below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, June 7, 2025	4,760	$113.34	3.53	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(1,111)	52.2	-	-
Outstanding, January 31, 2026	3,649	$131.95	3.94	$-
Exercisable, January 31, 2026	3,649	$131.95	3.94	$-

The aggregate intrinsic value for the stock options outstanding and exercisable as of January 31, 2026 was zero because these options were out of money on January 31, 2026.

During the period from June 7, 2025 through January 31, 2026, the Company did not incur any compensation expense related to options issued to directors.

Restricted Stock Units granted to employees and directors

Effective July 27, 2025, the Company accelerated the vesting of 1,529 restricted stock units issued to a director and settled these units by the issuance of 1,529 shares of common stock.

During the period June 7, 2025 through January 31, 2026, the Company recorded $49.2 thousand as compensation expense related to RSUs issued to directors and employees. Aggregate fair value of restricted stock units vested during the period June 7, 2025, to January 31, 2026 is $40 thousand.

	Number of Units	Weighted Average Grant-Date Fair Value

Unvested, June 7, 2025	1,529	$8.18
Granted	5,320	9.40
Vested and settled with share issuance	(4,189)	-
Forfeited/cancelled	(1,330)	9.40
Unvested, January 31, 2026	1,330	$8.89

Stock-based compensation warrants

On August 5, 2025, the Company entered into a Strategic Advisor Agreements with 10X BNB Cayman Sponsor and YZi Labs Management Ltd (the “Strategic Advisors”) pursuant to which the Company engaged the Strategic Advisors to provide strategic advice and guidance relating to the Company’s business, operations, growth initiatives and industry trends in the digital asset technology sector. As compensation for services rendered by the Strategic Advisor under the Strategic Advisor Agreement, the Company issued to the Strategic Advisor warrants to purchase 5,940,598 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”) at an exercise price of $0.00001 per share. The Strategic Advisor Warrants were fully vested upon issuance, exercisable at any time after issuance until the five (5) year anniversary of issuance. The total grant-date fair value of the Strategic Advisor Warrants is $105.5 million, which was accounted for as the issuance cost, net against the cash proceeds from the PIPE Financing.

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

Strategic Advisor warrants and Asset Manager warrants are accounted for as equity classified share-based compensation award in accordance with ASC 718. Following is a summary of the activities of warrants for the period ended January 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of June 7, 2025	-	$-	$-
Granted	6,930,697	1.46
Exercised	2,376,236	0
Forfeited	-	-
Expired	-	-
Outstanding as of January 31, 2026	4,554,461	$2.22	$17,786,131
Exercisable as of January 31, 2026	4,554,461	$2.22	$17,786,131

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

The table below summarizes the key assumption inputs used for the valuation for the period from June 7, 2025 through January 31, 2026:

Asset Manager Warrants
Stock price	$17.7
Exercise price	$10.23
Expected term (in years)	5
Risk-free interest rate	3.77%
Expected volatility	110%
Expected dividend yield	0%

Note 15 - Investor Warrants

Pre-Funded Warrants

On August 5, 2025, the Company issued Pre-Funded Warrants exercisable for 7,750,510 shares of Common Stock in conjunction with the PIPE Transaction. The Pre-Funded Warrants are exercisable for a nominal consideration of $0.00001 per share, are exercisable immediately and may be exercised at any time until all of the Pre-Funded Warrants issued in the Private Placement are exercised in full. The fair value of the Pre-Funded Warrants was determined based on the fair value of the underlying Common Stock on the issuance date given the nominal exercise price.

Stapled Warrants

On August 5, 2025, the Company issued Stapled Warrants exercisable for 49,504,988 shares of Common Stock in conjunction with the PIPE Transaction. The Stapled Warrants are exercisable immediately and may be exercised at any time until three years from issuance for an exercise price of $15.15 per share. The warrants contain a mandatory exercise right for the Company to force exercise of the warrants if the volume-weighted average price (“VWAP”) of the common stock exceeds $20.20 for 20 out of 30 trading days. Stapled Warrants are classified as liability as they are not considered indexed to the Company equity shares in accordance with ASC 815-40 due to certain adjustments to settlement amount on events that are not within the control of the Company. The following table provides a summary of changes in fair value of the Company’s warrant liability:

Amount
Fair value at issuance	$304,950,726
Change in fair value during the period	(244,879,854)
Fair value as of January 31, 2026	$60,070,872

The Company used the Monte-Carlo option model to compute the fair value of the Stapled Warrants. The following table summarizes the level 3 inputs used in the valuation of the Stapled Warrants:

	August 5, 2025	January 31, 2026

Stock price	$17.77	$4.99
Expected volatility	70%	95%
Simulated trading days	754	632
Risk-free interest rate	3.60%	3.53%
Dividend yield	-	-
Holding period (years)	3.00	2.51

During the period from June 7, 2025, to January 31, 2026, a total of 119,535 warrants were exercised on a cashless basis resulting in the issuance of 17,582 shares of common stock.

The following table summarizes information about warrants outstanding as of January 31, 2026:

	Grant date	Warrants outstanding	Exercise price
Stapled warrants	Aug-25	49,504,988	$15.15
Pre-funded warrants	Aug-25	7,750,510	$0.00
Investor warrants	Feb-22	472,590	$60.00
2022 Underwriter warrants	Feb-22	24,213	$61.95

Note 16 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Successor	Predecessor	Successor	Predecessor
	Three months ended January 31,	Three months ended January 31,	Period from June 7 through January 31,	Period from May 1 through June 6,	Nine months ended January 31,
	2026	2025	2026	2025	2025

Basic earnings per share:
Numerator:
Net income/(loss) available to common shareholders - basic	$(106,572,140)	773,317	$171,222,236	$19,013	1,773,357
Denominator:
Weighted-average number of common shares outstanding – basic	53,180,317	1,410	20,666,014	1,410	1,410
Basic earnings per common share	$(2.00)	$548.45	$8.29	$13.48	$1,257.70

Diluted earnings per share:		-			-
Numerator:
Net income/(loss) available to common shareholders - basic	$(106,572,140)	$773,317	$171,222,236	$19,013	1,773,357
Add: Interest and discount amortization on convertible notes	-	-	37,191	-	-
Net income available to common shareholders - dilutive	$(106,572,140)	$773,317	$171,259,427	$19,013	$1,773,357
Denominator:
Weighted-average number of common shares outstanding – basic	53,180,317	1,410	20,666,014	1,410	1,410
Add: dilutive securities
Warrants	-	-	91,161	-	-
Stock options	-	-	1,007	-	-
RSUs	-	-	392	-	-
Convertible note	-	-	41,463	-	-
Weighted-average number of common shares outstanding - diluted	53,180,317	1,410	20,800,036	1,410	1,410
Diluted earnings per common share	$(2.00)	$548.45	$8.23	$13.48	$1,257.70

The following table summarizes the securities that were not included in the computation of diluted income per common share as they are anti-dilutive:

	Successor
	Period from November 1, 2025 through January 31, 2026	Period from June 7 through January 31, 2026
Unvested RSUs	1,330	1,330

Note 17 – Income Taxes

For the period from June 7, 2025 to January 31, 2026 (Successor), the period from May 1, 2025 to June 6, 2025 (Predecessor) and the nine months ended January 31, 2025 (Predecessor), the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor
	Period from June 7 through January 31,	Period from May 1 through June 6,	Nine months ended January 31,	Three months ended January 31,	Three months ended January 31,
	2026	2025	2025	2026	2025

Income (loss) before income taxes	$170,930,482	$20,602	$2,200,195	$(124,964,353)	$957,654
Income tax expense (benefits)	(291,754)	1,589	426,838	(18,392,213)	184,337
Effective income tax rate	-0.2%	7.7%	19.4%	14.7%	19.2%

The change in the effective tax rate for the period June 7, 2025 to January, 31, 2026 (Successor), compared to the predecessor period for May 1, 2025 to June 6, 2025 (Predecessor), and the three months ended January 31, 2026 (Successor) compared to January 31, 2025 (Predecessor), was primarily due to the impact of foreign statutory rates that are lower than the U.S. statutory tax rate, non-deductible transaction costs, U.S. inclusions on foreign income, and changes to valuation allowances on the legacy business of CEA Industries Inc.’s United States operations.

During the first quarter, the Company completed the acquisition of Fat Panda, which is taxed as a Canadian corporation. For Canadian federal income tax purposes, the transaction was treated as a stock acquisition with no step-up basis in tax. As a result, the goodwill and intangible assets recorded for financial reporting purposes are not deductible for tax purposes, giving rise to $1.2 million deferred tax liability, which is included in the Company’s net deferred tax liability.

As of January 31, 2026, the Company had $41.3 million of U.S. federal and state net operating loss (“NOL”) carry forwards related to its legacy U.S. operations. Approximately $11.2 million will expire, if not utilized, in calendar years 2034 through 2037. NOLs generated subsequent to December 31, 2017 do not expire but may be used to offset no more than 80% of taxable income in any given year.

Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and applicable state law, the Company’s ability to utilize its NOL carry forwards may be limited if the Company experiences an “ownership change”, generally defined as a greater than 50% cumulative change in equity ownership by value over a three-year period. The securities offerings completed in September 2021 and February 2022, and the August 2025 private placement must be evaluated to determine whether an ownership change has occurred. If an ownership change is determined to have occurred, the Company’s ability to utilize its NOL carry forwards may be materially limited, which could adversely affect future tax obligations.

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

As of January 31, 2026, the Company recorded a full valuation allowance against the deferred tax assets related to its U.S operations. Based on the available evidence, the Company believes it is more likely than not that these deferred tax assets will be realized in the foreseeable future. The Company intends to maintain valuation allowances until sufficient evidence exists to support the reversal. Estimates of future taxable income are based on assumptions consistent with the Company’s operating plans. However, if actual results differ from these estimates, the carrying value of deferred tax assets could be materially impacted.

The Company also regularly evaluates the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance. Uncertain tax positions are recorded using a two-step process; (i) the determining whether a tax position is more likely than not to be sustained on the basis of the technical merits, and (ii) measuring the amount of benefit to recognize as the largest amount that is more likely than not to be realized upon ultimate settlement. The Company currently has recorded a $0.2 million reserves for uncertain tax positions in Canada.

On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act (the “Act”) into law. The Act includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expense of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, GILTI, FDII, and BEAT, amongst other changes. These changes are generally effective for tax years beginning after Dec. 31, 2025.

The Company is currently assessing the impact of the Act but does not expect have a material impact on the tax provision.

Note 18 – Related Party Transactions

Agreements and Transaction with a Company Director

Mr. Nicholas J. Etten, a member of the Company’s Board of Directors, was previously party to two consulting agreements, one dated July 28, 2025 (the “2025 Agreement”) and a prior agreement dated June 19, 2024 which was replaced by the 2025 Agreement. These agreements contemplated that Mr. Etten would provide advisory services related to acquisition sourcing, strategic consulting, and investor coordination, and would be compensated at a rate of $2.5 thousand per week, subject to downward adjustment based on hours worked.

The Company paid Mr. Etten $20.0 thousand during the three months ended January 31, 2026, and $72.8 thousand during the period from June 7, 2025 through January 1, 2026 for consulting services under these agreements. In January 2026, the Company identified that payments made to Mr. Etten through June 3, 2025 exceeded the amounts expected by $6.3 thousand. On March 15, 2026, Mr. Etten reimbursed the Company $6.3 thousand.

Mr. Etten terminated the 2025 Agreement on February 2, 2026 with effect from January 1, 2026. As of January 31, 2026, there were no amounts payable to Mr. Etten under the 2025 Agreement.

Promissory notes to former owner/current employee

In connection with the Company’s acquisition of Fat Panda Ltd. on June 6, 2025, the Company issued the following promissory notes to related parties:

●	A promissory note with a principal amount of $0.7 million (CAD $1.0 million) to the President of Fat Panda Ltd., who is an employee of the Company and was a selling shareholder of Fat Panda Ltd.

●	A convertible promissory note with a principal amount of $0.7 million (CAD $1.0 million) to the President of Fat Panda Ltd.

●	A promissory note with a principal amount of $0.4 million (CAD $0.5 million) to the selling shareholders of Fat Panda Ltd., one of whom continues to be an employee of the Company.

See Note 11, Related Party Note Payable and Related Party Convertible Note Payable, for additional details.

Asset Management Agreement & Accrued Fee with a Company Director

The Asset Manager is an entity that is majority-owned and controlled by Hans Thomas, a current member of the Company’s Board of Directors. In connection with the PIPE Transaction, the Company entered into the Asset Management Agreement with the Asset Manager, pursuant to which the Company engaged the Asset Manager to provide asset management and related services with respect to the Company’s digital assets strategy in exchange for the applicable management fees. The Company recorded management fees of $2.0 million and $3.8 million for the three months and for the period from June 7, 2025 through January 31, 2026, respective, and accrued but not paid asset management fees payable of $0.6 million as of January 31, 2026.

Note 19 – Segment Reporting

During the second quarter of 2026, the Company introduced a new business line focused on BNB Treasury Management and appointed a new Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). These changes triggered a reassessment of the Company’s operating segments under ASC 280, Segment Reporting. As a result of this reassessment, the Company determined that it now operates two reportable segments: BNB Treasury Management and Retail and Industry. Comparative periods have been re-recast to reflect this change in segment composition.

The CODM evaluates the financial performance of the business and makes resource allocation decisions based on these two distinct sources of business activity:

●	BNB Treasury Management – This segment includes income from digital asset activities, costs and expenses related to building and executing the Company’s digital asset strategy, and fair value changes (unrealized gains or losses) on digital assets associated with the Company’s BNB holdings.

●	Retail and Industry Segment – This segment includes Fat Panda’s retail and distribution operations along with revenue and operating costs related to designing, engineering, and selling environmental control and other technologies for the Controlled Environment Agriculture industry.

The “Corporate” category presented in the following table is not considered an operating segment. It consists primarily of corporate support functions including capital and funding to support the business activities of the company and includes costs and expenses not allocated to a line of business.

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

The following tables present (for each segment and consolidated total) the Company’s revenues and significant expenses regularly provided to the CODM, reconciled to income (loss) from operations before provision for income tax for each of the periods presented. Total segment assets provided to the CODM are also disclosed in the tables below for each period presented.

	Three Months Ended January 31, 2026
	Retail and Industry Segment (Successor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total revenue, net	$7,334,626	$-	$-	$7,334,626
Cost of revenue	(5,571,329)	-	-	(5,571,329)
Unrealized loss on digital asset	-	(159,791,308)	-	(159,791,308)
Other income from airdrop	-	1,265,452	-	1,265,452
Advertising and marketing expenses	(63,506)	-	(220,860)	(284,366)
Compensation expenses	(1,394,344)	(175,000)	(312,781)	(1,882,125)
Asset management fees	-	(2,013,579)	-	(2,013,579)
Professional and contractor fees	(66,004)	(17,070)	(4,815,254)	(4,898,328)
Stock-based compensation	2,310,559	-	2,329,679	4,640,238
Other segment expenses (1)	(673,406)	(380,724)	(789,732)	(1,843,863)
Gain from change in fair value of warrant liabilities	-	-	38,061,767	38,061,767
Interest expense and other income, net	18,462	-	-	18,462
Income (loss) from operations before provision for income tax	$1,895,058	$(161,112,229)	$34,252,818	$(124,964,353)
Total Assets	17,429,893	409,179,888	10,163,794	436,773,575

	Three Months Ended January 31, 2025
	Retail and Industry Segment (Predecessor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total revenue, net	$6,908,817	$-	$-	$6,908,817
Cost of revenue	(5,146,901)	-	-	(5,146,901)
Advertising and marketing expenses	(191,531)	-	-	(191,531)
Compensation expenses	111,714	-	-	111,714
Professional and contractor fees	(157,496)	-	-	(157,496)
Other segment expenses (1)	(566,949)	-	-	(566,949)
Income (loss) from operations before provision for income tax	$957,654	$-	$-	$957,654
Total Assets	8,342,878	-	-	8,342,878

	Period from June 7, 2025 to January 31, 2026				Period from May 1, 2025 to June 6, 2025
	Retail and Industry Segment (Successor)	BNB Treasury Management Segment	Corporate	Total Consolidated	CEA Industry Segment (Predecessor)
Total revenue, net	$19,055,752	$-	$-	$19,055,752	$2,927,689
Cost of revenue	(13,827,593)	-	-	(13,827,593)	(2,001,537)
Unrealized loss on digital asset	-	(45,757,590)	-	(45,757,590)	-
Other income from airdrop	-	7,093,030	-	7,093,030	-
Advertising and marketing expenses	(228,930)	-	(4,782,023)	(5,010,953)	(63,202)
Compensation expenses	(3,484,911)	(245,000)	(401,685)	(4,131,596)	(431,340)
Asset management fees	-	(3,811,936)	-	(3,811,936)	-
Professional and contractor fees	(2,302,395)	(224,925)	(5,417,556)	(7,944,876)	(135,359)
Stock-based compensation	(33,572)	-	(26,648)	(60,220)	-
Other segment expenses (1)	(2,081,302)	(382,004)	(16,187,254)	(18,650,560)	(275,650)
Gain from change in fair value of warrant liabilities	-	-	244,879,854	244,879,854	-
Interest expense and other income, net	(902,830)	-	-	(902,830)	-
Income (loss) from operations before provision for income tax	$(3,805,781)	$(43,328,425)	$218,064,688	$170,930,482	$20,602

	Nine Months Ended January 31, 2025
	Retail and Industry Segment (Predecessor)	BNB Treasury Management Segment	Corporate	Total Consolidated
Total revenue, net	$21,313,671	$-	$-	$21,313,671
Cost of revenue	(13,824,712)	-	-	(13,824,712)
Advertising and marketing expenses	(490,008)	-	-	(490,008)
Compensation expenses	(2,440,943)	-	-	(2,440,943)
Professional and contractor fees	(436,684)	-	-	(436,684)
Other segment expenses (1)	(1,921,130)	-	-	(1,921,130)
Income (loss) from operations before provision for income tax	$2,200,194	$-	$-	$2,200,194

(1)	Includes other selling, general, and administrative expenses such as occupancy expenses, maintenance expenses, utilities, depreciation and amortization expenses. Starting in the second quarter of 2026, other segment items also include warrant issuance costs, insurance fees and advisory fees.

Note 20 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated all subsequent events through the date of issuance of these financial statements issued. No material subsequent events occurred after January 31, 2026.

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

Non-GAAP Financial Measures

To supplement our financial results on U.S. generally accepted accounting principles (“GAAP”) basis, we use non-GAAP measures including net bookings, backlog, as well as adjusted net income (loss) which reflects adjustments for certain non-cash expenses such as stock-based compensation, unrealized loss on digital assets, gain on change in fair value of warrant liability, airdrop income, certain debt-related items and depreciation and amortization expense. We believe these non-GAAP measures are helpful in understanding our past performance and are intended to aid in evaluating our potential future results. The presentation of these non-GAAP measures should be considered in addition to our GAAP results and are not intended to be considered in isolation or as a substitute for financial information prepared or presented in accordance with GAAP. We believe these non-GAAP financial measures reflect an additional way to view aspects of our operations that, when viewed with our GAAP results, provide a more complete understanding of factors and trends affecting our business. For purposes of this Quarterly Report, (i) “adjusted net income (loss)” and “adjusted operating income (loss)” mean GAAP net income (loss) and operating income (loss), respectively, after adjustment for non-cash equity compensation expense, unrealized loss on digital assets, airdrop income, certain debt-related items and depreciation & amortization expense, and (ii) “net bookings” means new sales contracts executed during the quarter for which we received an initial deposit, net of any adjustments including cancellations and change orders during the quarter.

Our backlog or remaining performance obligations and net bookings may not be indicative of future operating results, and our customers may attempt to renegotiate or terminate their contracts for a number of reasons, including delays in or inability to obtain project financing or licensing or abandonment of the project entirely. Accordingly, there can be no assurance that contracts included in the backlog or remaining performance obligations will actually generate revenues or when the actual revenues will be generated.

Overview

CEA Industries Inc. (the “Company”) was incorporated under the laws of the State of Nevada on October 14, 2009, and is headquartered in Louisville, Colorado. Historically, the Company operated a portfolio of consumer and commercial businesses, including climate control systems for controlled environment agriculture and retail operations in the vaping industry.

In August 2025, the Company initiated a strategic transformation by adopting a digital asset treasury strategy focused on BNB, the native token of the Binance blockchain. Through its wholly owned subsidiary, CEA BRS LLC, a Delaware limited liability company and the sole stockholder of BNC BNB Cayman, a Cayman Islands exempt company, the Company seeks to build and manage a substantial corporate treasury of BNB, providing institutional-grade exposure to blockchain infrastructure.

Overview of Digital Asset Treasury Strategy

The Company has recently implemented a treasury strategy focused on acquiring and holding digital assets, primarily BNB. As of January 31, 2026, the Company held 515,544 BNB tokens with an aggregate fair value of $402.8 million. These digital asset holdings represent the substantial majority of the Company’s total assets. Management views BNB as a strategic treasury asset and intends to continue evaluating opportunities to acquire additional digital assets as part of its capital allocation strategy.

The Company’s strategy represents a significant departure from traditional corporate treasury strategies, which typically involve holding cash, cash equivalents, and short-term investments. Instead, the Company’s financial condition and results of operations are now significantly influenced by changes in the market price of BNB. Digital asset markets have historically exhibited significant volatility and are subject to evolving regulatory frameworks and technological risks. As a result, fluctuations in the market price of BNB will have a material impact on the Company’s financial condition, results of operations, and the market price of its common stock. Investors should carefully consider the risks associated with the Company’s digital asset holdings and treasury strategy described under “Part II, Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q.

The Company may in the future generate returns through additional digital asset-related activities such as validation services, lending, and other decentralized finance protocols, though no BNB is currently staked or pledged. The Company’s BNB-focused DAT strategy was launched on August 5, 2025, following the closing of the PIPE Transaction that raised approximately $500 million in cash and digital assets, with up to $750 million in additional proceeds available through warrant exercises. Under the DAT strategy, BNB is the primary treasury reserve asset.

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

The Company’s BNB holdings are held in custody through Ceffu, an institutional digital asset custody platform operating within the Binance ecosystem. Ceffu utilizes multi-party computation wallet infrastructure and maintains segregated account structures designed for institutional holders. While Ceffu operates as a separate entity from the Binance exchange, our custody arrangement creates concentration exposure to the broader Binance ecosystem. Disruptions to Ceffu’s operations, changes in its regulatory status, or adverse developments affecting the Binance ecosystem could materially impact our ability to access, transfer, or liquidate our BNB holdings.

As a result of the implementation of our BNB focused DAT strategy, digital assets, primarily BNB, now represent 93.7% of our total assets, while our Retail and Industry segment operating businesses represent a significantly smaller portion of our overall asset base on economic exposure.

Key Drivers of Results of Operations

The Company’s results of operations are influenced by several key factors, including: changes in the market price of BNB and other ancillary digital assets held by the Company; fair value adjustments recognized under applicable accounting standards for digital assets; the generation of airdrop income; operating expenses associated with maintaining the Company’s public company infrastructure; and strategic decisions regarding the acquisition, holding, or disposition of digital assets. Because the Company holds a substantial quantity of digital assets, particularly BNB, changes in the market price of BNB may significantly affect the Company’s reported earnings. These fluctuations may not reflect changes in the Company’s operating performance but instead reflect market-driven changes in the value of its digital asset holdings.

During the period from October 31, 2025 to January 31, 2026, the Company’s BNB token holdings increased modestly by 0.7%, from 511,932 tokens to 515,544 tokens, reflecting incremental change of 3,612 tokens in holdings during the period. During this same period, the market price of BNB declined significantly by 28.3%, from $1,089 per token, to $781 per token. As a result, the aggregate fair value of the Company’s BNB holdings decreased from $557.4 million to $402.8 million, driven by market price volatility rather than changes in the token quantity. The decline in BNB market prices had a materially greater impact on the carrying value of digital assets than the operating results of the Company’s retail and industry business during the same period.

In addition to changes in token prices during this period, the Company recognized a substantial decrease in airdrop-related income associated with its digital asset holdings. The Company holds the majority of its BNB assets in Ceffu, an institutional custodian operating within the Binance ecosystem, which enables the Company to maintain eligibility to receive airdrops distributed within the Binance ecosystem. During the three months ended January 31, 2026, airdrop income totaled $1.3 million, representing a decrease of 77.6% compared to $5.8 million recognized during the three months ended October 31, 2025. This substantial decline in airdrop-related income reflects reduced airdrop activity within the Binance ecosystem during the current period. While airdrop income contributed positively to results, it did not offset the impact of the decline in BNB market prices during the quarter.

In addition to airdrops, a portion of our BNB treasury yield has historically been generated through participation in Binance Launchpool and HODLer Airdrops – platform programs through BNB holders receive newly issued tokens by locking or holding BNB. During the quarter ended January 31, 2026, the frequency and scale of these programs declined materially compared to prior periods, contributing to a reduction in platform-delivered yield. Taken together with the decline in airdrop activity described above, these trends reflect a broader moderation in yield generation during the period. The Company cannot predict the timing, frequency, or magnitude of future Launchpool or HODLer Airdrop allocations, and continued reduction in these programs may adversely affect our treasury yield and results of operations.

Digital Asset Market Conditions

Our treasury strategy is designed to accumulate and compound BNB over time, with a focus on growing value of our digital asset holdings on a per-share basis as a key long-term measure of shareholder value creation. Digital asset markets are inherently cyclical, and short-term price fluctuations — while material to our GAAP-reported results in any given quarter — do not alter our management’s conviction in the long-term trajectory of BNB and the broader Binance ecosystem. We believe our disciplined approach to treasury management positions the Company to benefit from market recoveries while managing risk through custody, yield optimization, and strategic capital allocation.

During the three months ended January 31, 2026, digital asset markets experienced periods of significant price volatility. The market price of BNB fluctuated in response to a variety of factors, including macroeconomic conditions, investor sentiment toward digital assets, developments affecting cryptocurrency exchanges and blockchain networks, and regulatory developments in the United States and other jurisdictions. Because the Company holds a significant quantity of BNB, changes in the market price of BNB had and will continue to have a substantial impact on the Company’s balance sheet and results of operations. Investors should consider that fluctuations in the Company’s financial results during the period were driven primarily to changes in digital asset market prices and airdrop yield rather than changes in the Company’s operating activities.

Our Retail & Industry Business

The Company operates its controlled environment agriculture (“CEA”) business within the Retail and Industry segment, which includes the provision of climate control systems for CEA industry. In June 2025, the Company acquired Fat Panda which also operates within this segment. As of January 31, 2026, Fat Panda operates 34 retail locations, including 30 Fat Panda branded stores and 4 Electric Fog branded outlets, along with an e-commerce platform. Fat Panda also manufactures a proprietary line of premium e-liquids in-house and maintains a portfolio of trademarks and related intellectual property. Revenue from CEA equipment and systems represents a relatively small portion of consolidated revenue, totaling $1.1 million for the nine months ended January 31, 2026 and $0.7 million for the three months ended January 31, 2026.

Recent Developments

Subsequent to the quarter end, the Board of Directors has taken steps to reconstitute all four of its standing committees – the Audit, Compensation, Nominating and Governance, and Strategic Committees - with three fully independent directors. The Board believes this action reinforces its commitment to strong corporate governance and shareholder accountability and reflects the Board’s ongoing focus on aligning its structure with best practices for public companies.

As a result of these governance enhancements and with the termination of an agreement between 10X Capital Partners LLC (“10X Capital Partners”) and YZi Labs Management Ltd. (“YZi Labs”), the Company, through the Strategic Committee, is currently engaged in the process of renegotiating the terms of the Company’s Asset Management Agreement with 10X Capital Partners (the “AMA”) with the goal of achieving market standard arms-length terms, including reduced management fees, for the benefit of all shareholders. The Company believes that amending the AMA to better align its terms with the Company’s current scale and asset profile is in the best interest of shareholders, and is committed to completing this process in an expeditious manner. There can be no assurance, however, that the renegotiation will be completed on terms acceptable to the Company.

On March 13, 2026, the Company received a letter from YZi Labs Management Ltd. (“YZi Labs”) that requested that  the Company fix a record date for determining the stockholders entitled to consent to (1) repeal any provision of the Company’s Amended and Restated Bylaws (the “Bylaws”), in effect at the time such proposal becomes effective, including any amendments thereto, which were not included in the Bylaws that were in effect and were filed with the SEC on July 25, 2025, (2) increase the size of the Board by seven (7) directors to thirteen (13) directors in total pursuant to Article II, Section .02 of the Bylaws, (3) amend Article II, Section .04 of the Bylaws to clarify and affirm stockholders’ ability to fill vacancies on the Board, including those resulting from an increase in the size of the Board by the vote or written consent of the Company’s stockholders or by court order, and (4) elect YZi Labs’ seven (7) nominees: Max S. Baucus, David J. Chapman, Teresa Marie Goody Guillén, Jiajin “Jane” He, Alex Odagiu, Matthew Roszak and Ling “Ella” Zhang, to serve as directors of the Company. The Board will review YZi Labs’ letter to evaluate its validity under the Bylaws, and if such letter is valid the Company will disclose the record date for determining the stockholders entitled to consent to YZi Labs’ proposals.

Results of Operations

Because fair value changes in digital assets are recorded through our consolidated statements of operations, our BNB Treasury Management segment results—and consequently our consolidated net income—will be subject to significant volatility based on fluctuations in the market price of BNB. Investors should expect material period-to-period variations in our reported net income that may bear no relationship to the operating performance of our Retail and Industry segment.

Comparison of the Three Months Ended January 31, 2026, and January 31, 2025

	Successor	Predecessor
	Three months ended January 31,	Three months ended January 31,	Increase (Decrease) ($)	Percentage Change
	2026	2025

Revenue	$7,334,626	$6,908,817	$425,809	6%

Cost of revenue	5,571,329	5,146,901	(424,428)	-8%

Gross profit	1,763,297	1,761,916	1,381	0%

Operating expenses
Advertising and marketing expenses	284,366	191,531	(92,835)	-48%
Unrealized loss on digital assets	159,791,308	-	(159,791,308)	100%
Selling, general and administrative expenses	5,997,657	612,731	(5,384,926)	-879%
Total operating expenses	166,073,331	804,262	(165,269,069)	-20549%

Operating income (loss)	(164,310,034)	957,654	(165,267,688)	-17258%

Other income (expense), net
Airdrop income	1,265,452	-	1,265,452	100%
Gain on change in fair value of warrant liability	38,061,767	-	38,061,767	100%
Interest expense	(158,330)	-	(158,330)	100%
Other income (expense), net	176,792	-	176,792	100%
Total other income	39,345,681	-	39,345,681	100%

Income/ (loss) before income tax expense (benefit)	(124,964,353)	957,654	(125,922,007)	-13149%

Income tax expense (benefit)	(18,392,213)	184,337	(18,576,550)	0%

Net Income (Loss)	$(106,572,140)	$773,317	$(107,345,457)	-13881%

Revenues and Cost of revenue

Revenue for the three months ended January 31, 2026 was $7.3 million, compared to $6.9 million for the three months ended January 31, 2025, representing an increase of $0.4 million, or 6%. The increase in revenue was primarily driven by the CEA equipment and system sales, which contributed $0.6 million during the quarter. This increase was partially offset by $0.2 million reduction in sales from the discontinuation of one product as well as pricing adjustments implemented to recover Canadian excise tax.

Cost of revenue increased by $0.5 million or 8%, from $5.1 million for the three months ended January 31,2025 to $5.6 million for the three months ended January 31, 2026. The increase was primarily driven by $1.0 million of costs associated with CEA equipment and system revenues, including $0.4 million increase in warranty costs. This increase was partially offset $0.5 million or 5% improvement in margin, resulting from the discontinuation of one lower margin product.

Total operating expenses

Total operating expense was $166.1 million for the three months ended January 31, 2026, compared $0.8 million for the three months ended January 31, 2025, representing an increase of $165.3 million, or 20549%. The increase was primarily driven by an unrealized loss of $159.8 million on the remeasurement of digital assets during the current quarter, and higher selling, general and administrative expenses (“SG&A”).

During the period from October 31, 2025 to January 31, 2026, the Company’s BNB holdings increased modestly by 0.7%, while the market price of BNB declined by 28.3%, from $1,089 per token to $781 per token, resulting in an unrealized loss of $159.8 million. As a result, the unrealized loss recognized during the quarter was driven primarily by market price volatility, rather than changes in the quantity of digital assets held. Management believes this performance reflects broader digital asset market conditions rather than any deterioration in BNC’s underlying business or strategy.

SG&A expenses increased primarily due to $2.0 million of asset management fees and a $4.7 million increase in professional and advisory fees, which was offset by $2.7 million net decrease in compensation expense. The increase in professional and advisory fees included $1.6 million related to outsourced accounting integration support and other legal fees incurred in connection with ongoing legal matters. The increases were partially offset by a net decrease of $2.7 million in compensation expense, which reflected $1.6 million increase in compensation costs, offset by $4.6 million reversal of stock-based compensation expenses as described in Note 2 – Correction of Error – RUS Compensation.

In addition, the Company incurred significant costs as a direct result of the shareholder activism campaign initiated by YZi Labs during the quarter ended January 31, 2026. In connection with YZi Labs’ filing of preliminary consent solicitation materials seeking to expand the size of the Board of Directors and elect its own slate of director candidates, and its stated intent to nominate candidates at the Company’s next annual meeting of stockholders, the Company engaged legal, strategic, and communications advisors across multiple disciplines, resulting in $3.1 million in incremental professional and advisory fees during the period. These matters have required significant time and resources from the Board and management and are expected to continue to do so, which could adversely affect the Company’s results of operations. The Company expects these activism-related costs to remain elevated in the near term in connection with these matters. For a more detailed discussion of the risks associated with YZi Labs’ activist campaign, including the potential impact on the Company’s business, operations, and stock price, see Part II, Item 1A, “Risk Factors — Shareholder activism has caused and will continue to cause us to incur substantial costs and divert management’s attention and resources and could disrupt our operations and the trading price of our common stock”.

Other income (expense), net

The Company recognized other income of $39.3 million for the three months ended January 31, 2026, compared to $0 for the three months ended January 31, 2025. Other Income for the current period consisted of gain on change in fair value of warrant liability of $38.1 million, currency translation and interest expense on promissory notes related to the Acquisition and airdrop income.

The Company holds the majority of its BNB tokens with Ceffu, an institutional custodian operating within the Binance ecosystem, which enables the Company to maintain eligibility for airdrops distributed within Binance ecosystem. During the three months ended January 31, 2026, the Company recognized $1.3 million of airdrop income, compared to $5.8 million recognized during the three months ended October 31, 2025. This decline reflects reduced airdrop activity within the Binance ecosystem during the current period, which contributed to lower non-operating income. The Company cannot predict the timing or magnitude of future airdrops, and continued reduction in airdrop frequency or size could have an adverse effect on our results of operations.

Non-GAAP Combined Nine Months Ended January 31, 2026

Our financial results for the periods from May 1, 2025 through June 6, 2025, and the nine months ended January 31, 2025 are referred to as those of the “Predecessor” period. Our financial results for the period from June 7, 2025, through January 31, 2026 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from May 1, 2025 through June 6, 2025 and the period from June 7, 2025 through January 31, 2026 separately, management views our operating results for the nine months ended January 31, 2026 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from June 7, 2025 through January 31, 2026 against any of the previous periods reported in our Condensed Consolidated Financial Statements and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) without combining it with the period from May 1, 2025 through June 6, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the nine months ended January 31, 2026. The combined results for the nine months ended January 31, 2026, represent the sum of the reported amounts for the Predecessor period from May 1, 2025 through June 6, 2025 and the Successor period from June 7, 2025 through January 31, 2026. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our acquisition of Fat Panda and are not necessarily indicative of future results. Accordingly, the results for the combined nine months ended January 31, 2026 (prepared on a non-GAAP basis) and nine months ended January 31, 2025 (prepared on a GAAP basis) may not be comparable.

Comparison of the Nine Months Ended January 31, 2026, and January 31, 2025

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from June 7, 2025 through January 31,	Period from May 1 through June 6,	Nine months ended January 31,	Nine months ended January 31,	Increase (Decrease) ($)	Percentage Change
	2026	2025	2026	2025

Revenue	$19,055,752	$2,927,689	$21,983,441	$21,313,671	$669,770	3%

Cost of revenue	13,827,593	2,001,537	15,829,130	13,824,712	(2,004,418)	-14%

Gross profit	5,228,159	926,152	6,154,311	7,488,959	(1,334,648)	-18%
-
Operating expenses
Advertising and marketing expenses	5,010,953	63,202	5,074,155	490,008	(4,584,147)	-936%
Unrealized loss on digital assets	45,757,590	-	45,757,590	-	(45,757,590)	100%
Selling, general and administrative expenses	34,599,188	842,348	35,441,536	4,798,756	(30,642,780)	-639%
Total operating expenses	85,367,731	905,550	86,273,281	5,288,764	(80,984,517)	-1531%

Operating income (loss)	(80,139,572)	20,602	(80,118,970)	2,200,195	(82,319,165)	-3741%
-
Other income (expense), net
Airdrop income	7,093,030	-	7,093,030	-	7,093,030	100%
Gain on change in fair value of warrant liability	244,879,854	-	244,879,854	-	244,879,854	100%
Interest expense	(822,607)	-	(822,607)	-	(822,607)	100%
Other income (expense), net	(80,223)	-	(80,223)	-	(80,223)	100%
Total other income	251,070,054	-	251,070,054	-	251,070,054	100%
-
Income/ (loss) before income tax expense (benefit)	170,930,482	20,602	170,951,084	2,200,195	168,750,889	7670%
-
Income tax expense (benefit)	(291,754)	1,589	(290,165)	426,838	(717,003)	-168%
-
Net Income (Loss)	$171,222,236	$19,013	$171,241,249	$1,773,357	$169,467,892	9556%

Revenues and Cost of revenue

Revenue for the nine months ended January 31, 2026, was $22.0 million, compared to $21.3 million for the nine months ended January 31, 2025, representing an increase of $0.7 million, or 3%. The increase was primarily driven by $1.1 million of revenue from CEA equipment and systems. This increase was partially offset by $0.4 million decrease in revenue resulting from the discontinuation of one product as well as pricing adjustments implemented to recover Canadian excise tax.

Cost of revenue increased by $2.0 million or 14%, from $13.8 million for the nine months ended January 31, 2025 to $15.8 million for the nine months ended January 31, 2026. The increase was primarily driven by $1.4 million of costs associated with CEA equipment and systems revenue, which included an additional $0.4 million in warranty costs and a net $0.6 million increase reflecting higher material costs resulting from increased cost per unit following the enactment of new Canadian federal and provincial excise taxes, partially offset by a modest improvement in margins from the discontinuation of one lower margin product.

Total operating expenses

Total operating expenses was $86.3 million for the nine months ended January 31, 2026, compared to operating expenses of $5.3 million for the nine months ended January 31, 2025, an increase of $81.0 million, or 1531%. The increase was primarily driven by an unrealized loss of $45.8 million on the remeasurement of digital assets during the nine months ended January 31, 2026, by higher selling, general and administrative expenses, which increased by $30.6 million to $35.4 million.

As of January 31, 2026, the Company held 515,544 BNB tokens. During the period, the market price of BNB experienced significant volatility, increasing by 32% from $825 per token in August 2025 to $1,089 per token as of October 31, 2025, before declining by 28.3% to $781 per token as of January 31, 2026. As a result, the unrealized loss recognized during the period was driven primarily by fluctuations in market price, rather than changes in the quantity of digital assets held.

The increase in SG&A was mainly attributable to a one-time warrant issuance cost of $14.6 million, asset management fees of $3.8 million, an increase of $7.5 million in professional and contractor fees, and $0.5 million in additional insurance costs associated with BNB treasury operations. Of the increase in professional and advisory fees, $3.1 million is associated with our ongoing response to an activist shareholder campaign while $4.4 million is associated with accounting and other legal fees incurred in connection with the Fat Panda Acquisition and PIPE Transaction. Advertising and marketing expenses also increased by $4.6 million from $0.5 million during the nine months ended January 31, 2025 to $5.1 million during the nine months ended January 31, 2026 as the Company incurred additional marketing costs in connection with PIPE Transaction and ATM sales during the current quarter.

Other income (expense), net

We recognized other income of $251.1 million for the nine months ended January 31, 2026, compared to $0 for the nine months ended January 31, 2025. Other Income for the current period consisted of airdrop income, gain on change in fair value of warrant liability, and interest and debt discount amortization on notes related to the Acquisition.

Financial Condition, Liquidity and Capital Resources

Our primary sources of liquidity include cash and cash equivalents, and, beginning in August 2025, digital assets held in our treasury. As of January 31, 2026, we had cash and cash equivalents of $11.3 million and digital assets measured at fair value of $409.2 million, as presented in our condensed consolidated unaudited balance sheets. We did not have any borrowings outstanding under a credit facility as of January 31, 2026.

We hold a significant portion of our liquid assets in digital assets, which are measured at fair value with changes recognized in earnings. As further described in Note 3 – Digital Assets to our condensed consolidated financial statements, our digital assets consist primarily of BNB.

Our liquidity and capital resources are subject to volatility in the market price of BNB and other digital assets. A decline in the market price of BNB or other digital assets would reduce the fair value of our digital assets and could adversely affect our ability to fund operations, invest in growth, or meet obligations as they come due. We manage this risk by maintaining fiat liquidity; however, these measures may not fully mitigate market, custodial or regulatory risks. A 10% decline in the price of BNB as of January 31, 2026, holding all other factors constant, would have resulted in an additional unrealized loss of approximately $40.3 million. Conversely, a 10% increase would have resulted in an additional unrealized gain of approximately $40.3 million. These potential fluctuations significantly exceed the operating income or loss expected from our Retail and Industry segment.

A substantial portion of the Company’s assets consists of digital assets, primarily BNB. Although digital assets may be traded on various cryptocurrency exchanges, the liquidity of these assets may vary depending on market conditions. Periods of significant volatility or market stress may reduce liquidity, widen bid-ask spreads, and limit the Company’s ability to sell digital assets at favorable prices.

The Company’s ability to generate liquidity may depend in part on its ability to sell digital assets in the market. If the Company were required to liquidate a significant portion of its BNB holdings to meet liquidity needs, such sales could adversely affect the market price of BNB and reduce the value of the Company’s remaining holdings. Management evaluates the Company’s liquidity requirements on an ongoing basis and may determine to sell or otherwise utilize portions of its digital asset holdings to fund operations, pursue strategic opportunities, or satisfy other capital requirements.

Digital Asset Treasury Risk Management

The Company has implemented policies and procedures designed to manage risks associated with holding digital assets. These measures include the use of institutional custodial platforms, internal controls governing the authorization and execution of digital asset transactions, and monitoring of market conditions affecting the Company’s digital asset holdings. Despite these measures, digital assets are subject to risks that differ from traditional financial assets, including cybersecurity risks, technological risks associated with blockchain networks, and the potential for rapid changes in market conditions. The Company continuously evaluates and updates its risk management practices as its digital asset treasury strategy evolves.

Summary of Cash Flows

The following summarizes our approximate cash flows for the period from June 7, 2025 through January 31, 2026 (Successor), for the period May 1, 2025 through June 6, 2025 (Predecessor) and for the nine months ended January 31, 2025 (Predecessor):

	Successor	Predecessor
	Period from June 7 through January 31,	Period from May 1 through June 6,	For nine Months Ended January 31,
	2026	2025	2025

Net cash used in operating activities	$(32,107,342)	$(238,442)	$(306,009)
Net cash used in investing activities	(185,657,820)	-	(56,153)
Net cash provided by financing activities	217,621,064	-	-
Net decrease in Cash and Cash Equivalents	$(144,098)	$(238,442)	$(362,162)

Operating Activities

Cash used in operating activities for the period from June 7, 2025 through January 31, 2026 (Successor) was $32.1 million, compared to $0.2 million used during the period from May 1, 2025 through June 6, 2025 (Predecessor) and $0.3 million used for the nine months ended January 31, 2025 (Predecessor). Operating cash flows for the Successor period were significantly affected by several non-cash items, including an unrealized loss on digital assets of $45.8 million, a $244.9 million gain from changes in the fair value of warrant liabilities, and $7.1 million of non-cash income from airdrops. Depreciation and amortization expense and non-cash fees paid in digital assets also impacted cash used in operations.

Working-capital movements of $0.5 million further contributed to the overall cash outflow. A $1.2 million utilization in prepaid expenses represented the source of cash. Additional changes in accounts receivable, taxes payable inventory, and accounts payable and accrued liabilities also affected cash used in operations.

Investing Activities

Cash used in investing activities for the period from June 7, 2025 through January 31, 2026 (Successor) was $185.7 million, compared with no cash used during the period from May 1, 2025 through June 6, 2025 (Predecessor) and $56 thousand used during the nine months ended January 31, 2025 (Predecessor).This outflow was primarily driven by $10.4 million of cash consideration paid in connection with the Fat Panda Acquisition and the $175.3 million used to purchase digital assets.

Financing Activities

Cash provided by financing activities for the period from June 7, 2025 through January 31, 2026 (Successor) totaled $217.6 million, compared to no financing cash flows during the periods from May 1, 2025 through June 6, 2025 (Predecessor) or the nine months ended January 31, 2025 (Predecessor). The primary source of cash was $217.5 million of net proceeds from the issuance of common stock and warrants in the PIPE offering, which included $9.3 million of issuance costs related to common stock and warrants in the PIPE offering. In addition, the Company generated $12.9 million of proceeds from sales under the ATM program. These inflows were partially offset by $12.7 million in cash used for share repurchases during the period.

Contractual Payment Obligations

As of January 31, 2026, our contractual payment obligations consisted of a building lease. Refer to Note 5 – Leases of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of our building lease.

Commitments and Contingencies

Refer to Note 12 – Commitments and Contingencies of the notes to the condensed consolidated financial statements, included as part of this Quarterly Report for a discussion of commitments and contingencies.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our liquidity or capital resources. As of January 31, 2026, we had no off-balance sheet arrangements. During the quarter ended January 31, 2026, we did not engage in any off-balance sheet financing activities other than those included in the discussed above and those reflected in Note 12 – Commitments and Contingencies of our condensed consolidated financial statements.

Known Trends and Uncertainties Affecting Our Business

Management is aware of several trends and uncertainties that may affect the Company’s financial condition and results of operations, including: continued volatility in digital asset markets; evolving regulatory frameworks governing digital assets and cryptocurrency exchanges; technological developments affecting blockchain networks and decentralized applications; and macroeconomic conditions affecting investor demand for digital assets. These trends may influence the market value and liquidity of BNB and other digital assets and may therefore materially affect the Company’s financial condition and results of operations.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain accounting policies are particularly important to the understanding of our financial position and results of operations and require the application of significant judgment by our management or can be materially affected by changes from period to period in economic factors or conditions that are outside of our control. As a result, they are subject to an inherent degree of uncertainty. In applying these policies, management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, our future business plans and projected financial results, the terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Actual results could materially differ from those estimates. Key estimates include allocation of transaction prices to performance obligations under contracts with customers, standalone selling prices, timing of expected revenue recognition on remaining performance obligations under contracts with customers, valuation of intangible assets, valuation of equity- based compensation, valuation of deferred tax assets and liabilities, warranty accruals, accounts receivable and inventory allowances, and legal contingencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Financial and Accounting Officer, both of which positions have previously been held by the same person, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that as a result of material weaknesses in our internal control over financial reporting as described in Item 9A of our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025, our disclosure controls and procedures were not effective as of January 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As a significant step in the remediation of these deficiencies, effective March 9, 2026, the Company appointed Brent Miller as Chief Financial Officer. Mr. Miller’s appointment separates the principal financial and accounting officer function from the Chief Executive Officer role for future periods and is expected to strengthen the Company’s financial reporting capabilities, supervisory review structure, and segregation of duties.

Changes in Internal Control over Financial Reporting

There were changes in our internal control over financial reporting during the quarter ended January 31, 2026 related to integration of new digital asset treasury processes and valuation controls for warrant liabilities. These changes were part of our remediation plan and did not materially affect, and are not reasonably likely to materially affect, our internal control over financial reporting, except as noted above with respect to the identified material weakness.

Management has implemented procedures designed to provide reasonable assurance regarding the safeguarding of the Company’s digital assets, including controls governing access to private keys, authorization requirements for digital asset transfers, and oversight of custodial arrangements with third-party service providers.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, in the normal course of business, the Company is subject to claims and legal proceedings. Litigation is inherently unpredictable, and the Company’s assessments may change as matters progress. The Company expenses legal fees as incurred and records a liability for contingent losses when it is both probable that a loss has been incurred and the amount can be reasonable estimated. An unfavorable outcome to any matter, if material, could adversely affect the Company’s financial condition, liquidity or results of operations.

On February 24, 2026, Abraham Gomez, an individual, filed a civil complaint in the Superior Court of the State of California, County of Tulare, captioned Abraham Gomez v. CEA Industries, Inc., et al., (Case No. VCU331863), against the Company and Hans Thomas, a director of the Company. The complaint asserts various claims against the defendants, including claims for fraud, promissory estoppel, quantum meruit and unjust enrichment, arising from alleged investment-related discussions and alleged services purportedly performed for the benefit of the Company. The plaintiff seeks damages, including compensatory damages according to proof (which the complaint alleges exceed approximately $2.75 million), together with interest, attorneys’ fees, costs and other relief. As of March 13, 2026, the Company has not yet filed its response to the complaint but intends to defend the action vigorously. At this preliminary stage of the matter, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the proceeding.

On or about April 17, 2024, Optima Consulting Services, LLC (the “Claimant”), a client of the Company under an equipment and engineering contract, notified the Company of a potential claim and demanded mediation. On or about October 28, 2024, Claimant asserted claims for negligent/defective design and breach of warranty, alleging damages exceeding $2.0 million. The Company denied the claims, believing it satisfied all contractual obligations and that any issues were attributable to Claimant and/or third parties. The matter was mediated under the AAA process. Effective May 9, 2025, the parties entered into a settlement agreement under which all claims were resolved for a payment of $0.3 million by the Company. This settlement payment was funded by the Company’s insurance coverage, except for $35 thousand representing the deductibles, which was paid by the Company.

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC (collectively, “Claimant”), clients of the Company under an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and seeking $1.0 million in damages, plus interest. The Company denies the claims and has asserted a counterclaim. The Company believes it fulfilled all its contractual obligations and that any alleged issues related to the negligence of a third-party supplier.

The parties are required to arbitrate under the rules of the American Arbitration Association (“AAA”). The arbitration is expected to be heard in Denver, Colorado, in 2026 unless resolved earlier. The matter is currently in the discovery phase, and the parties are engaged in active settlement discussions. Legal fees will be borne by each party. In light of ongoing negotiations and the likelihood of settlement, the Company has accrued an estimate of $0.4 million to warranty expense.

Canadian Payroll Taxes

We have estimated approximately $0.2 million of potential liability related to Canadian payroll tax matters for the period 2020-2025. Other than this matter, no additional losses or provisions for loss contingency have been recorded to date. As discussed in Note 11 Related Party Note Payable and Related Party Convertible Note Payable above, any tax liability assessed in connection with this matter will reduce, on a dollar for dollar basis, the repayment amount of the related vendor note issued to the former owners of Fat Panda.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A of our Transitional Annual Report on Form 10-KT for the four months ended April 30, 2025. Those risk factors, together with the risk factors set forth below, could materially affect our business, financial condition, operating results, or prospects. The risks described in our Form 10-KT and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results, or prospects.

Risks Related to Our Digital Asset Treasury Strategy

Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility.

Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility. As of January 31, 2026, we held 515,544 BNB tokens with a fair value of $402.8 million, representing the substantial majority of our total assets. As a result, our financial condition, results of operations, and the market price of our common stock may be materially affected by fluctuations in the market price of BNB. The price of BNB has historically experienced significant volatility and may continue to fluctuate substantially in response to numerous factors, many of which are beyond our control. These factors include, among others: overall cryptocurrency market conditions and investor sentiment; technological developments affecting blockchain networks; regulatory developments in the United States or other jurisdictions; changes in trading volumes or liquidity in markets for BNB; macroeconomic factors, including inflation, interest rates and financial market conditions; trading activity by large holders of BNB or other digital assets; and market speculation, media coverage, or social media commentary relating to digital assets. Digital asset markets may be more volatile and less regulated than traditional financial markets, and prices may fluctuate significantly over short periods of time. Because BNB represents a substantial portion of our assets, even modest declines in the market price of BNB could materially reduce the value of our assets and stockholders’ equity and may negatively affect our reported financial results. In addition, because changes in the fair value of our digital assets are reflected in our statements of operations, fluctuations in the market price of BNB may cause significant volatility in our reported earnings.

During the three months ended January 31, 2026, we recognized an unrealized loss of $159.8 million on digital assets as a result of declines in the price of BNB. Under our accounting policies, unrealized gains and losses from changes in the fair value of our digital asset holdings are recorded in our consolidated statements of operations. Accordingly, our reported net income or loss will be significantly affected by fluctuations in the market price of BNB, and these fluctuations could cause our financial results to vary substantially from period to period, independent of the performance of our operating businesses. A significant decline in the market price of BNB could adversely affect our ability to fund our operations, pursue strategic initiatives, pay dividends, service any indebtedness, or otherwise execute our business strategy. In addition, our stock price may be correlated with the price of BNB and other digital assets, and declines in the price of BNB could adversely affect the trading price of our common stock.

Our digital asset treasury strategy is concentrated in a single asset, which subjects us to risks specific to the Binance ecosystem.

Our digital asset treasury strategy currently focuses primarily on acquiring and holding BNB. As a result, our digital asset holdings are concentrated in a single digital asset rather than diversified across multiple assets or asset classes. This concentration increases our exposure to risks specific to BNB and the broader Binance ecosystem. The value and functionality of BNB are closely tied to the continued development, operation and adoption of the BNB Chain blockchain and the broader Binance ecosystem. Negative developments affecting BNB Chain, the Binance ecosystem, or entities associated with the development or promotion of BNB could adversely affect the value, liquidity, or market perception of BNB. These developments could include technological failures, security vulnerabilities, regulatory actions, reputational harm, or reduced developer or user adoption of BNB Chain. In addition, changes to the economic design, governance structure, or technical features of BNB or the BNB Chain network, including changes to token supply mechanisms, validator governance, or transaction fee structures, could negatively affect the value of BNB. Because we do not currently intend to diversify our digital asset holdings, any adverse developments affecting BNB or the Binance ecosystem could have a disproportionately negative impact on our financial condition and results of operations. Notwithstanding the foregoing, we may in the future diversify our digital asset holdings and reserve all rights to do so at the direction of the Board of Directors. Any digital assets into which we diversify may expose the Company to risks similar to those described above, as well as additional risks that may be specific to the particular digital asset or blockchain technology ecosystem in which such asset operates.

Failures, vulnerabilities, or disruptions in the BNB Chain network could adversely affect the value of BNB and our digital asset holdings.

BNB operates on the BNB Chain blockchain network, which relies on complex software, cryptographic protocols, and a distributed network of validators to process transactions and maintain the integrity of the blockchain. The BNB Chain network may be subject to technical failures, software bugs, consensus failures, or other vulnerabilities that could compromise the network’s security or functionality. In addition, blockchain networks have historically been targets of cyberattacks, including attempts to exploit vulnerabilities in network software or associated applications. Any successful attack or exploit affecting the BNB Chain network could disrupt network operations, reduce confidence in the network, or adversely affect the market price of BNB. Any such developments could materially and adversely affect the value of our digital asset holdings.

The validator structure of the BNB Chain network may expose it to governance or operational risks.

The BNB Chain network relies on a limited number of validators to confirm transactions and maintain the network. Compared to some other blockchain networks, the validator structure of BNB Chain may involve a relatively concentrated group of participants. Concentration among validators could increase the risk of coordinated actions, governance disputes, or operational disruptions affecting the network. If validators were to act in a manner that adversely affects the operation or perceived integrity of the network, confidence in the Binance ecosystem could decline. Any such decline in confidence could negatively affect the market price of BNB and the value of our digital asset holdings.

Certain of our digital assets are held at third-party exchanges and are subject to custodial and counterparty risks.

Certain of our digital assets are held at third-party exchanges or custodial platforms. These assets may be recorded as receivables rather than digital assets on our condensed consolidated balance sheet when they are held on such platforms. Digital asset exchanges and custodians have historically been subject to cyberattacks, fraud, insolvency, operational failures, and regulatory enforcement actions.

Ownership and control of digital assets are generally determined by possession of cryptographic private keys or other access credentials. We rely on third-party custodians to safeguard control of our digital assets, including the management of private keys. If the private keys or access credentials associated with our digital assets that are held by those third-party custodians were lost, destroyed, compromised, misused, or otherwise became inaccessible, we could lose access to our digital assets permanently. Unlike traditional financial accounts, digital asset transactions are generally irreversible, and there may be no central authority capable of restoring access to lost assets. Any loss or theft of our digital assets, including as a result of the foregoing, could materially and adversely affect our financial condition.

If any exchange or custodial platform that holds our digital assets were to become insolvent, experience a security breach, suspend withdrawals, or otherwise fail to safeguard our assets, we could experience delays in accessing our digital assets or suffer a partial or total loss of those assets. In the event of an insolvency of a custodial platform, we may be treated as an unsecured creditor and may not recover the full value of our assets. In addition, exchanges and custodial platforms may impose withdrawal limits, suspend trading, or otherwise restrict transfers of digital assets during periods of market volatility or regulatory uncertainty. Such restrictions could limit our ability to access or liquidate our digital assets in a timely manner. These assets are not maintained in segregated wallets under our exclusive control and may be pooled with assets of other customers of such exchanges. Unlike bank deposits, digital assets held at exchanges are generally not insured by the Federal Deposit Insurance Corporation or any other governmental agency. We are exposed to counterparty risk if these exchanges experience financial difficulty, security breaches, cyberattacks, operational failures, regulatory enforcement actions, or become insolvent. The digital asset industry has experienced significant exchange failures and insolvencies, including the collapse of FTX Trading Ltd. in November 2022, which resulted in substantial losses for customers and creditors. If an exchange at which we hold digital assets were to fail, enter bankruptcy, or become subject to regulatory seizure, we may be unable to recover some or all of our digital assets, and any recovery could be subject to significant delays and uncertainty. The loss of digital assets held at such exchanges could materially and adversely affect our financial condition, results of operations, and the trading price of our common stock.

Digital assets, including BNB, are subject to an evolving and uncertain regulatory landscape.

Digital assets, including BNB, are subject to evolving and uncertain regulatory frameworks in the United States and internationally. The regulatory status of digital assets and related activities is subject to significant uncertainty, and regulations may vary significantly among jurisdictions. Changes in laws, regulations, or enforcement priorities by U.S. or foreign regulators, including the SEC, CFTC, FinCEN, state regulators, or international bodies, could adversely affect our ability to acquire, hold, transact in, or derive value from our digital asset holdings. In particular, if BNB or other digital assets we hold were to be classified as securities under U.S. federal or state laws, we could become subject to registration requirements under the Securities Act of 1933 or the Investment Company Act of 1940, which could impose significant compliance costs, restrict our ability to transact in such assets, or require us to dispose of our holdings. Anti-money laundering and know-your-customer regulations applicable to digital assets may become more stringent and could increase our compliance costs or limit our ability to transact in digital assets. Tax treatment of digital asset transactions is also subject to uncertainty and may change in ways that adversely affect our financial results. Any regulatory developments that restrict or prohibit our digital asset activities could have a material adverse effect on our business, financial condition, and results of operations.

BNB could be determined to be a security under U.S. federal securities laws, which could materially affect the value and tradability of our digital assets.

The regulatory status of many digital assets, including BNB, remains uncertain. Regulatory authorities in the United States and other jurisdictions have taken the position that certain digital assets may constitute securities under applicable law. If BNB were determined to be a security under U.S. federal securities laws, trading platforms that currently list BNB may be required to register as securities exchanges, broker-dealers or alternative trading systems, or they may cease offering trading in BNB. Any determination that BNB constitutes a security, or any enforcement action by regulatory authorities relating to BNB or trading platforms that support BNB trading, could significantly reduce the liquidity and market value of BNB. Such developments could make it more difficult for us to buy or sell or value BNB, could result in delistings of BNB from trading platforms, and could materially and adversely affect the value of our digital asset holdings and our financial condition.

Adverse publicity or developments involving the Binance ecosystem could negatively affect the value of BNB.

The market value of BNB may be influenced by the reputation and perceived stability of the broader Binance ecosystem, including entities associated with the development, promotion, or operation of platforms that support BNB or the BNB Chain network. Negative media coverage, regulatory actions, litigation, or other adverse developments involving such entities could negatively affect market sentiment toward BNB. Any loss of confidence in the Binance ecosystem could reduce demand for BNB, impair liquidity in markets for BNB, and negatively affect the value of our digital asset holdings.

While we report substantial digital asset holdings, the liquidity of these assets may be limited by market conditions.

As of January 31, 2026, we held digital assets with a fair value of $409.2 million. Although digital asset markets operate continuously, the liquidity of BNB and other digital assets may be limited during periods of market stress or volatility. Order book depth in digital asset markets may be insufficient to support large transactions without materially affecting market prices. Because we hold a substantial quantity of BNB, any attempt by us to sell a significant portion of our holdings could exert downward pressure on the market price of BNB. In addition, a significant portion of the outstanding supply of BNB may be held by a relatively small number of market participants, and sales by large holders could also adversely affect market prices. If market liquidity were to decline, we may be unable to liquidate our digital asset holdings at favorable prices or within desired timeframes. Large sales of BNB by us or other significant holders could adversely affect the market price of BNB, and we may not be able to liquidate our holdings without significant losses. We maintain fiat cash reserves of $11.3 million to support day-to-day operations, but these reserves represent a small fraction of our total assets and may be insufficient to fund our operations, capital expenditures, or other obligations if we are unable to liquidate our digital assets on acceptable terms. Any inability to convert our digital assets to fiat currency when needed could have a material adverse effect on our liquidity, financial condition, and ability to continue as a going concern.

Fair value accounting for digital assets may cause significant volatility in our financial statements.

Under applicable accounting standards, including ASC 350-60, digital assets such as BNB are measured at fair value, with changes in fair value recognized in earnings during each reporting period. As a result, fluctuations in the market price of BNB may result in significant unrealized gains or losses in our financial statements. These fair value adjustments may cause substantial volatility in our reported earnings and may not reflect the underlying performance of our operations. Investors may find it difficult to evaluate our financial performance because our results may be significantly affected by changes in the market price of BNB that are unrelated to our operating activities.

Risks Related to Shareholder Rights Plan and Activist Investors

Shareholder activism has caused and will continue to cause us to incur substantial costs and divert management’s attention and resources and could disrupt our operations and the trading price of our common stock.

A stockholder of the Company, YZi Labs has launched a shareholder activism campaign against the Company . Among other public actions, YZi has filed preliminary consent materials indicating its intent to solicit consents of our stockholders to expand the size of our Board of Directors (the “Board”) and elect seven candidates identified by YZi Labs to fill the vacancies (the “Consent Solicitation”). In addition, YZi Labs has indicated its intent to nominate candidates at the Company’s next annual meeting of stockholders.

On March 13, 2026, the Company received a letter from YZi Labs Management Ltd. (“YZi Labs”) that requested that the Company fix a record date for determining the stockholders entitled to consent to (1) repeal any provision of the Company’s Amended and Restated Bylaws (the “Bylaws”), in effect at the time such proposal becomes effective, including any amendments thereto, which were not included in the Bylaws that were in effect and were filed with the SEC on July 25, 2025, (2) increase the size of the Board by seven (7) directors to thirteen (13) directors in total pursuant to Article II, Section .02 of the Bylaws, (3) amend Article II, Section .04 of the Bylaws to clarify and affirm stockholders’ ability to fill vacancies on the Board, including those resulting from an increase in the size of the Board by the vote or written consent of the Company’s stockholders or by court order, and (4) elect YZi Labs’ seven (7) nominees: Max S. Baucus, David J. Chapman, Teresa Marie Goody Guillén, Jiajin “Jane” He, Alex Odagiu, Matthew Roszak and Ling “Ella” Zhang, to serve as directors of the Company. The Board will review YZi Labs’ letter to evaluate its validity under the Bylaws, and if such letter is valid the Company will disclose the record date for determining the stockholders entitled to consent to YZi Labs’ proposals.

While we welcome input from all our stockholders, including YZi Labs, and desire to have a constructive relationship with them as our largest stockholder and a key business partner, YZi Labs’ campaign has adversely affected and may continue to adversely affect our business.

Our business has been negatively affected and the trading price of our common stock could be negatively affected by YZi Labs’ campaign because, among other things:

●	responding to YZi Labs’ campaign has required and may continue to require substantial attention from our Board and management team that has distracted and may continue to distract their attention from our operations and strategic plans, which has disrupted and may continue to disrupt our operations;
●	responding to YZi Labs’ campaign and managing the resulting impact on the Company has required us to engage legal, strategic and communications advisors, the costs of which have been and may continue to be significant and could negatively impact our financial results;
●	YZi Labs’ campaign has created and may continue to create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, make it more difficult to attract and retain qualified directors, executives, other employees, investors and commercial and financial providers, and cause our stock price to experience periods of volatility or stagnation;
●	claims made by YZi Labs have and may continue to harm our reputation, damage our relations with employees, investors and commercial and financial providers, or otherwise impair our business; and
●	a deterioration in our relationship with YZi Labs, whose affiliates were involved in the creation of BNB and the BNB Chain, and who we believe continues to hold substantial amounts of BNB, could negatively impact our digital asset treasury strategy or damage our reputation and be an impediment to potential relationships or opportunities involving BNB.

In addition, if YZi Labs is successful in expanding the size of the Board and electing YZi Labs’ nominees to a majority of the Board seats, it may impact our business strategy and operations, and may result in a default, acceleration or result in other consequences under certain of our debt instruments, equity plans, employment agreements, and other agreements, which could negatively affect our business and the trading price of our common stock.

We cannot assure you as to the outcome or timing of any matters relating to actions by YZi Labs and our responses thereto or the ultimate impact on our business, results of operations or financial condition.

Our Stockholder Rights Plan could delay or prevent a change of control, which could limit the market price of our common stock.

On December 26, 2025, the Board of Directors adopted a stockholder rights plan (the “Rights Plan”), which is currently scheduled to expire on December 26, 2026. While in force or if otherwise extended, the Rights Plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Rights Plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board of Directors. The Rights Plan is not intended to interfere with any merger or other business combination approved by the Board, but the Rights Plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information related to our repurchases of common stock during the three months ended January 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

11/1/2025 - 11/30/2025	1,278,064	$5.38	1,278,064	$238,741,797
12/1/2025 - 12/31/2025	-	$-	-	$238,741,797
1/1/2026 - 1/31/2026	368,983	$5.45	368,983	$236,730,476
Total	1,647,047	$5.39	1,647,047	$236,730,476

(1)	On September 22, 2025, our Board of Directors authorized a stock repurchase plan authorizing us to repurchase, from time to time, up to $250 million of our outstanding common stock (the “Repurchase Plan”). As of the date of this filing, we had $236.7 million of authorization remaining under the Repurchase Plan. The Repurchase Plan has no expiration and will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

Item 5. Other Information

Annual Meeting of Stockholders

The Company’s Board of Directors has not yet determined the date, time or location of the Company’s 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”). The Company intends to announce the date, time and location of the 2026 Annual Meeting through a press release and the filing of proxy materials with the SEC once such information has been determined.

Because the date of the 2026 Annual Meeting has not yet been established, the deadlines for stockholder proposals or director nominations pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 and the Company’s bylaws have not yet been determined. Once the Company announces the date of the 2026 Annual Meeting, stockholders will be notified of the applicable deadlines for submission of stockholder proposals and director nominations in accordance with applicable SEC rules and the Company’s governing documents.

Transition Agreement

On March 16, 2026, the Board approved a Transition Agreement (as defined below) with David Namdar, the Company’s current Chief Executive Officer, and his affiliate, and determined that, in accordance with the Transition Agreement, Mr. Namdar’s service in such role will conclude upon the earlier of (a) the Company’s next annual meeting of stockholders, (b) the appointment by the Board of a new or interim chief executive officer of the Company, or (c) August 31, 2026 (the “Separation Date”). In connection with Mr. Namdar’s transition out of his role as Chief Executive Officer, on March 16, 2026, the Company entered into a Transition Agreement (the “Transition Agreement”) with Mr. Namdar and Abound LLC, a Puerto Rico limited liability company pursuant to which Mr. Namdar performs services for the Company, which (i) acknowledges and provides for compensation with respect to the work performed by Mr. Namdar for the Company since his appointment as Chief Executive Officer on August 5, 2025 (for which he has received no cash or equity compensation to date), and (ii) provides for the provision of transitional services by Mr. Namdar until the Separation Date.

As compensation for the work performed by Mr. Namdar from August 5, 2025 (the “Appointment Date”) to the date of the Transition Agreement, Mr. Namdar will receive a make-up consulting fee of $375,000. As compensation for the work to be performed by Mr. Namdar commencing on March 16, 2026 and through the Separation Date, Mr. Namdar will receive a base consulting fee of $50,000 per month. In addition, in lieu of an equity incentive award for his service from the Appointment Date, and in exchange for execution and non-revocation of a release of claims in favor of the Company, Mr. Namdar will receive a lump sum cash payment equal in amount to the product of 132,000 shares multiplied by the greater of the 30-trading day average stock price of the Company’s common stock on (x) March 16, 2026 or (y) the Separation Date. Under the Transition Agreement, in exchange for a release of claims and Mr. Namdar’s agreement to certain restrictive covenants, including confidentiality, non-compete, non-solicitation, non-disparagement and non-assistance to litigants restrictions, Mr. Namdar will receive a lump sum cash payment equal to eighteen months of the base consulting fee ($900,000), payable following the Separation Date.

The foregoing description of the Transition Agreement is not complete and is qualified in its entirety by reference to the full text of the Transition Agreement, a copy of which is attached hereto as Exhibit 10.7 and incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws, dated December 26, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2025).
10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed December 12, 2025).
10.7*	Transition Agreement, dated March 16, 2026, by and between CEA Industries Inc., Abound LLC, and David Namdar
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: March 16, 2026	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
(Principal Executive Officer)

