Form 10-Q/A
period 2025-10-31
CEA Industries Inc.
filed 2026-06-23
CIK 1482541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 12, 2025, the number of outstanding shares of common stock of the registrant was 44,062,938

CEA Industries Inc.

Amendment No. 1 to Quarterly Report on Form 10-Q/A

For the Quarterly Period Ended October 31, 2025

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly owned subsidiaries.

Explanatory Note

Introduction

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of the Company for the three months ended October 31, 2025 and the period from June 7, 2025 through October 31, 2025 (the “Successor period”) and the period from May 1, 2025 through June 6, 2025 (the “Predecessor period”), originally filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2025 (the “Original Filing”). On June 11, 2026, the Company’s management, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued condensed consolidated financial statements included in the Original Filing should no longer be relied upon due to an error in the calculation of the weighted-average number of shares outstanding used in determining basic and diluted earnings per share (“EPS”).

Impact of the Restatement

The error affects only the EPS denominator (weighted-average shares); it has no effect on net income, total assets, total liabilities, stockholders’ equity, revenue, or cash flows, and net income (loss) available to common stockholders is unchanged in each affected period. The error resulted in an understatement of basic and diluted weighted-average shares outstanding, which in turn overstated both basic and diluted EPS for the three months ended October 31, 2025 and the Successor period from June 7 through October 31, 2025.

The error resulted in an understatement of basic and diluted weighted average number of shares outstanding, which in turn overstated basic and diluted EPS for the affected periods as follows:

Three months ended October 31, 2025:

●	Basic and diluted weighted average number of shares understated by 2,214,508 shares
●	Basic and diluted EPS overstated by $0.21

Successor period from June 7 through October 31, 2025:

●	Basic weighted average number of shares understated by 1,857,056 shares
●	Diluted weighted average number of shares understated by 857,057 shares
●	Basic and diluted EPS overstated by $0.45

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Amendment:

Part I - Item 1. Financial Statements (Unaudited), including the Condensed Consolidated Statements of Operations and Comprehensive Income and the Notes to Condensed Consolidated Financial Statements

Part II - Item 6. Exhibits

The error affected the Condensed Consolidated Statements of Operations and Comprehensive Income and the Earnings Per Share note within the Notes to Condensed Consolidated Financial Statements.

Restatement and Correction

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, and concluded that the error is material to the previously issued condensed consolidated financial statements because it affects a separately presented, required primary metric central to investor valuation, is precisely measurable, overstated favorable per-share performance, and arose from a systemic methodology error. When previously issued condensed consolidated financial statements are determined to be materially misstated, they are corrected by restatement. Accordingly, the Company has revised the affected condensed consolidated financial statements and related disclosures to reflect the correction of basic and diluted weighted-average shares outstanding and basic and diluted EPS.

Internal Control Considerations

As disclosed in the Original Filing, management had previously concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2025 due to a material weakness in internal control over financial reporting. The error reported in this Amendment relates to the existing material weakness. Management is continuing to implement remediation measures.

Table of Contents

Page
PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of October 31, 2025 (Successor) (Unaudited) and April 30, 2025 (Predecessor) ( Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended October 31, 2025 and the Three Months Ended October 31, 2024 (Predecessor), for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended October 31, 2025,for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), the Three Months Ended October 31, 2024 (Predecessor) and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from June 7, 2025 through October 31, 2025 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Six Months Ended October 31, 2024 (Predecessor) (Unaudited)	5

Notes to the Condensed Consolidated Financial Statements	6

PART II — OTHER INFORMATION	30

Item 6. Exhibits	30

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CEA Industries Inc.

Condensed Consolidated Balance Sheets

	Successor	Predecessor
	October 31, 2025	April 30, 2025
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,535,255	$2,148,606
Digital asset receivable	20,879,068	-
Accounts receivable, net	83,680	228,507
Related party receivables, net	-	668,301
Contract assets, net	233,274	-
Inventory, net	3,488,357	3,293,947
Prepaid expenses and other	873,408	119,012
Total Current Assets	58,093,042	6,458,373
Noncurrent Assets
Property and equipment, net	272,172	322,880
Goodwill	4,032,316	-
Digital assets	547,108,026	-
Intangible assets, (net of accumulated amortization of $208,992)	4,908,861	-
Deposits	228,887	217,379
Deferred tax assets	-	154,951
Operating lease right-of-use asset	1,821,417	1,890,013
Total Non-Current Assets	558,371,679	2,585,223

TOTAL ASSETS	$616,464,721	$9,043,596

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$5,505,055	$2,255,445
Deferred revenue	739,643	-
Note payable	3,973,720	-
Related party note payable, net of discount	356,900	-
Income taxes payable	-	105,476
Current portion of operating lease liability	671,520	528,914
Royalty liabilities	-	18,051
Total Current Liabilities	11,246,838	2,907,886

Noncurrent Liabilities
Operating lease liability, net of current portion	1,187,373	1,374,639
Deferred tax liabilities	19,623,329	-
Related party convertible note payable	727,922	-
Related party note payable, net of discount	657,095	-
Warrant Liabilities - Stapled Warrants	98,132,639	-
Total Noncurrent Liabilities	120,328,358	1,374,639

TOTAL LIABILITIES	131,575,196	4,282,525

Commitments and Contingencies (Note 12)	-	-

SHAREHOLDERS’ EQUITY
Common stock $0.00001 par value; 200,000,000 authorized; 45,321,002 shares issued and outstanding	454	-
Common stock, unlimited authorized; 1,410 shares issued and outstanding	-	401
Additional paid-in capital	248,946,201	-
Retained earnings	235,992,420	4,837,746
Accumulated comprehensive Income (Loss)	(49,550)	(77,076)
Total Shareholders’ Equity	484,889,525	4,761,071

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$616,464,721	$9,043,596

CEA Industries Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024	Period from June 7 through October 31, 2025	Period from May 1 through June 6, 2025	Six Months Ended October 31, 2024
	As Restated		As Restated
Revenue	$7,143,485	$7,436,751	$11,720,973	$2,927,689	$14,405,418

Cost of revenue	5,050,228	4,591,637	8,256,041	2,001,537	8,652,017

Gross profit	2,093,257	2,845,114	3,464,932	926,152	5,753,401

Operating (income) expenses:
Advertising and marketing expenses	4,655,063	184,013	4,726,687	63,202	297,205
Product development costs	-	-		-	-
Unrealized (gain)/loss on digital assets	(114,033,718)	-	(114,033,718)	-	-
Selling, general and administrative expenses	21,666,564	2,284,433	28,604,021	842,348	4,215,452
Total operating (income) expenses	(87,712,091)	2,468,446	(80,703,010)	905,550	4,512,657

Operating income (loss)	89,805,348	376,668	84,167,942	20,602	1,240,744

Other income (expense), net
Airdrop income	5,827,578	-	5,827,578	-	-
Gain on change in fair value of warrant liability	206,818,087	-	206,818,087	-	-
Interest expense/amortization of debt discount	(392,228)	-	(664,257)	-	-
Other income (expense), net	(254,515)	-	(254,513)	-	-
Total other income (expense)	211,998,922	-	211,726,895	-	-

Income before provision for income taxes	301,804,270	376,668	295,894,837	20,602	1,240,744

Provision for income taxes	18,161,497	85,051	18,100,461	1,589	240,704

Net income (loss)	$283,642,773	$291,617	$277,794,376	$19,013	$1,000,040

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,686)	(21,447)	(49,550)	34,825	10,784

Other comprehensive income (loss), net of tax	$283,640,087	$270,170	$277,744,826	$53,838	$1,010,824

Net income per share of common stock attributable to common stockholders
Basic	$5.18	$206.82	$8.02	$13.48	$709.25
Diluted	$5.15	$206.82	$7.98	$13.48	$709.25

Weighted average number of common shares outstanding		-
Basic	54,801,438	1,410	34,637,698	1,410	1,410
Diluted	55,116,433	1,410	34,817,306	1,410	1,410

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

Note 1 – Restatement of Previously Issued Financial Statements and Nature of Operations

Subsequent to the issuance of the Company’s previously filed unaudited condensed consolidated financial statements for the three months ended October 31, 2025 and the Successor period, the Company identified an error in the calculation of the basic and diluted weighted-average number of shares outstanding used to determine basic and diluted EPS. The error understated the basic and diluted weighted-average number of shares outstanding and, as a result, overstated basic and diluted EPS for the affected periods. Management identified the error in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2026.

The restatement impacts only the basic and diluted weighted-average number of shares outstanding and basic and diluted EPS. The restatement had no impact on revenues, expenses, net income (loss), income before income taxes, total assets, total liabilities, stockholders’ equity, retained earnings or other components of equity, cash flows, or shares of common stock outstanding at period end. Net income (loss) available to common stockholders is unchanged for each affected period.

The following table summarizes the effect of the restatement on the per-share data and weighted-average shares outstanding in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended October 31, 2025 and the successor period from June 7, 2025 through October 31, 2025. The amounts presented represent the (overstatement)/understatement of the previously reported figures:

	Successor	Successor
	Three Months	Period from June 7
	Ended	through
	October 31, 2025	October 31, 2025
(Overstatement)/Understatement
Basic Net Income per share	$(0.21)	$(0.45)
Diluted Net Income per share	$(0.21)	$(0.45)
Basic weighted average number of common shares outstanding	2,214,508	1,857,056
Diluted weighted average number of common shares outstanding	2,214,508	857,057

The restatement impacted the Condensed Consolidated Statements of Operations and Comprehensive Income and the Earnings per Share note within the Notes to Condensed Consolidated Financial Statements. No other financial statement items were affected.

Accordingly, the Company has restated the previously issued financial statements for the periods presented to correct the errors described above. Management believes the restated financial statements present fairly, in all material respects, the Company’s financial position and results of operations for the periods presented.

The following table sets forth the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended October 31, 2025 and the successor period from June 7, 2025 through October 31, 2025, presented as a bridge from the amounts as previously reported to the restatement adjustment and the amounts as restated.

Condensed Consolidated Statement of Operations (Unaudited)

	Successor
	Three Months Ended October 31, 2025			Period from June 7 through October 31, 2025
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Net income (loss)	$283,642,773	$-	$283,642,773	$277,794,376	$-	$277,794,376

Net income per share of common stock attributable to common stockholders
Basic	$5.39	$(0.21)	$5.18	$8.47	$(0.45)	$8.02
Diluted	$5.36	$(0.21)	$5.15	$8.43	$(0.45)	$7.98

Weighted average number of common shares outstanding
Basic	52,586,930	2,214,508	54,801,438	32,780,642	1,857,056	34,637,698
Diluted	52,901,925	2,214,508	55,116,433	33,960,249	857,057	34,817,306

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

The following table summarizes information about warrants outstanding at October 31, 2025:

Warrants Outstanding at October 31, 2025	Exercise price
49,504,988	$15.15
7,750,510	$0
472,590	$60
24,213	$61.95

There were no outstanding warrants during the predecessor period from May 1, 2025 through June 6, 2025.

Note 16 – Earnings Per Share (As Restated)

The following table sets forth the computation of basic and diluted earnings per share:

	Successor	Predecessor	Successor	Predecessor
	Three months ended October 31,	Three months ended October 31,	Period from June 7 through October 31,	Period from May 1 through June 6,	Six months ended October 31,
	2025	2024	2025	2025	2024
	As Restated		As Restated
Basic earnings per share:
Numerator:
Net income available to common shareholders - basic	$283,642,773	291,617	$277,794,376	$19,013	1,000,040
Denominator:
Weighted-average number of common shares outstanding – basic	54,801,438	1,410	34,637,698	1,410	1,410
Basic earnings per common share	$5.18	$206.82	$8.02	$13.48	$709.25

Diluted earnings per share:		-			-
Numerator:
Net income available to common shareholders - basic	$283,642,773	$291,617	$277,794,376	$19,013	1,000,040
Add: Interest and discount amortization on convertible notes	$14,181	-	$22,830	$-	-
Net income available to common shareholders - dilutive	$283,656,954	$291,617	$277,817,206	$19,013	$1,000,040
Denominator:
Weighted-average number of common shares outstanding – basic	54,801,438	1,410	34,637,698	1,410	1,410
Add: dilutive securities
Warrants	273,484	-	136,742	-	-
Stock Options	1,703	-	1,510	-	-
RSUs	-	-	587	-	-
Convertible Note	39,808	-	40,769	-	-
Weighted-average number of common shares outstanding - diluted	55,116,433	1,410	34,817,306	1,410	1,410
Diluted earnings per common share	$5.15	$206.82	$7.98	$13.48	$709.25

The following table summarizes the securities that were not included in the computation of diluted income per common share as they are anti-dilutive:

	Successor
	Period from August 1 through October 31, 2025	Period from June 7 through October 31, 2025
Unvested RSUs	2,660	2,660

Note 17 – Income Taxes

For the period from June 7, 2025 to October 31, 2025 (Successor), the period from May 1, 2025 to June 6, 2025 (Predecessor) and the six months ended October 31, 2024 (Predecessor), the Company’s earnings before income taxes, income tax expense and effective income tax rate were as follows:

	Successor	Predecessor	Predecessor	Successor	Predecessor
	Period from June 7 through October 31,	Period from May 1 through June 6, 2025	Six Months Ended October 31,	Three Months Ended October 31,	Three Months Ended October 31,
	2025	2025	2024	2025	2024

Profit/(loss) before income taxes	$295,894,837	$20,602	$1,240,744	$301,804,270	$376,668
Income tax expense (benefit)	18,100,461	1,589	240,704	18,161,497	85,051
Effective income tax rate	6.1%	7.7%	19.4%	6.0%	22.6%

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

PART II — OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
1.1	Sales Agreement, dated as of August 25, 2025, by and among the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed August 25, 2025).
10.1	Asset Management Agreement, dated August 5, 2025, by and between CEA Industries Inc. and 10X Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.2	Strategic Advisor Agreement, dated August 5, 2025, by and between CEA Industries Inc. and 10X BNB Cayman Sponsor. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.3	Strategic Advisor Agreement, dated August 5, 2025, by and between CEA Industries Inc. and YZi Management Labs Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 8, 2025).
10.4	Form of Amendment No. 1 to the Registration Rights Agreement, dated September 3, 2025 (incorporated by reference to Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed September 9, 2025).
10.5	Open Market Share Repurchase Agreement, dated September 22, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2025).
10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed December 15, 2025).
31.1 *	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: June 23, 2026	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
(Principal Executive Officer)

