Form 10-Q/A
period 2026-01-31
CEA Industries Inc.
filed 2026-06-23
CIK 1482541

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

For the Quarterly Period Ended January 31, 2026

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to CEA Industries Inc. and, where appropriate, its wholly owned subsidiaries.

Explanatory Note

Introduction

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of the Company for the three months ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026 (the “Successor period”) and the period from May 1, 2025 through June 6, 2025 (the “Predecessor period”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 (the “Original Filing”). On June 11, 2026, the Company’s management, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued condensed consolidated financial statements included in the Original Filing should no longer be relied upon due to an error in the calculation of the weighted-average number of shares outstanding used in determining basic and diluted earnings per share (“EPS”).

Impact of the Restatement

The error affects only the EPS denominator (weighted-average shares); it has no effect on net income (loss), total assets, total liabilities, stockholders’ equity, revenue, or cash flows, and net income (loss) available to common stockholders is unchanged in each affected period. The error resulted in an understatement of basic and diluted weighted-average shares outstanding, which in turn understated both basic and diluted EPS for the three months ended January 31, 2026 and overstated both basic and diluted EPS for the Successor period from June 7, 2025 through January 31, 2026.

The error resulted in an understatement of basic and diluted weighted average number of shares outstanding, which in turn understated or overstated basic and diluted EPS for the affected periods as follows:

Three months ended January 31, 2026:

●	Basic and diluted weighted average number of shares understated by 2,376,236 shares
●	Basic and diluted EPS understated by $0.08

Successor period from June 7, 2025 through January 31, 2026:

●	Basic weighted average number of shares understated by 21,806,662 shares
●	Diluted weighted average number of shares understated by 21,806,663 shares
●	Basic EPS overstated by $4.26
●	Diluted EPS overstated by $4.21

Amended Items

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been partially amended and the complete text of those Items, as originally filed and as amended herein, is set out in this Amendment:

Part I – Item 1. Financial Statements (Unaudited), including the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Notes to Condensed Consolidated Financial Statements

Part II – Item 6. Exhibits

The error affected the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), the Earnings Per Share note within the Notes to Condensed Consolidated Financial Statements.

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

Internal Control Considerations

As disclosed in the Original Filing, management had previously concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2026 due to a material weakness in internal control over financial reporting. The error reported in this Amendment relates to the existing material weakness. Management is continuing to implement remediation measures.

Table of Contents

Page
PART I — FINANCIAL INFORMATION	2

Item 1. Financial Statements (Unaudited)	2

Condensed Consolidated Balance Sheets as of January 31, 2026 (Successor) (Unaudited) and April 30, 2025 (Predecessor) (Audited)	2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended January 31, 2026 (Successor) and the Three Months Ended January 31, 2025 (Predecessor), for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended January 31, 2026, for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), the Three Months Ended January 31, 2025 (Predecessor) and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Period from June 7, 2025 through January 31, 2026 (Successor), the Period from May 1, 2025 through June 6, 2025 (Predecessor), and the Nine Months Ended January 31, 2025 (Predecessor) (Unaudited)	5

Notes to the Condensed Consolidated Unaudited Financial Statements	6

PART II — OTHER INFORMATION	29

Item 6. Exhibits	29

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

CEA Industries Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Period from June 7, 2025 through January 31, 2026	Period from May 1 through June 6, 2025	Nine Months Ended January 31, 2025
	As Restated		As Restated
Revenue	$7,334,626	$6,908,817	$19,055,752	$2,927,689	$21,313,671
Cost of revenue	5,571,329	5,146,901	13,827,593	2,001,537	13,824,712
Gross profit	1,763,297	1,761,916	5,228,159	926,152	7,488,959

Operating expenses
Advertising and marketing expenses	284,366	191,531	5,010,953	63,202	490,008
Unrealized loss on digital assets	159,791,308	-	45,757,590	-	-
Selling, general and administrative expenses	5,997,657	612,731	34,599,188	842,348	4,798,756
Total operating expenses	166,073,331	804,262	85,367,731	905,550	5,288,764

Operating income (loss)	(164,310,034)	957,654	(80,139,572)	20,602	2,200,195

Other income (expense), net
Airdrop income	1,265,452	-	7,093,030	-	-
Gain on change in fair value of warrant liability	38,061,767	-	244,879,854	-	-
Interest expense	(158,330)	-	(822,607)	-	-
Other income (expense), net	176,792	-	(80,223)	-	-
Total other income, net	39,345,681	-	251,070,054	-	-

Income (loss) before income tax expense (benefit)	(124,964,353)	957,654	170,930,482	20,602	2,200,195

Income tax expense (benefit)	(18,392,213)	184,337	(291,754)	1,589	426,838

Net income (loss)	$(106,572,140)	$773,317	$171,222,236	$19,013	$1,773,357

Other comprehensive income (loss)
Foreign currency translation adjustment	90,848	$(248,695)	41,298	34,825	(237,911)

Total comprehensive income (loss)	$(106,481,292)	$524,622	$171,263,534	$53,838	$1,535,446

Net income (loss) per share of common stock attributable to common stockholders
Basic	$(1.92)	$548.45	$4.03	$13.48	$1,257.70
Diluted	$(1.92)	$548.45	$4.02	$13.48	$1,257.70

Weighted average number of common shares outstanding
Basic	55,556,553	1,410	42,472,676	1,410	1,410
Diluted	55,556,553	1,410	42,606,699	1,410	1,410

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

CEA Industries Inc.

Notes to Condensed Consolidated Statements Financial Statements

(Unaudited)

Note 1 – Restatement of Previously Issued Financial Statements and Nature of Operations

Subsequent to the issuance of the Company’s previously filed unaudited condensed consolidated financial statements for the three months ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026 (the “Successor” period), the Company identified an error in the calculation of the basic and diluted weighted-average number of shares outstanding used to determine basic and diluted EPS. The error understated the basic and diluted weighted-average number of shares outstanding and, as a result, understated basic and diluted EPS for the three months ended January 31, 2026 and overstated basic and diluted EPS for the period from June 7, 2025 through January 31, 2026. Management identified the error in connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ending April 30, 2026.

The restatement impacts only the basic and diluted weighted-average number of shares outstanding and basic and diluted EPS. The restatement had no impact on revenues, expenses, net income (loss), income (loss) before income taxes, total assets, total liabilities, stockholders’ equity, retained earnings or other components of equity, cash flows, or shares of common stock outstanding at period end. Net income (loss) available to common stockholders is unchanged for each affected period.

The following table summarizes the effect of the restatement on the per-share data and weighted-average shares outstanding in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2026 and the successor period from June 7, 2025 through January 31, 2026. The amounts presented represent the (overstatement)/understatement of the previously reported figures:

	Successor	Successor
	Three Months	Period from June 7, 2025
	Ended	through
	January 31, 2026	January 31, 2026
(Overstatement)/Understatement
Basic Net Income per share	$0.08	$(4.26)
Diluted Net Income per share	$0.08	$(4.21)
Basic weighted average number of common shares outstanding	2,376,236	21,806,662
Diluted weighted average number of common shares outstanding	2,376,236	21,806,663

The restatement impacted the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and the Earnings per Share note within the Notes to Condensed Consolidated Financial Statements. No other financial statement items were affected.

Accordingly, the Company has restated the previously issued financial statements for the periods presented to correct the errors described above. Management believes the restated financial statements present fairly, in all material respects, the Company’s financial position and results of operations for the periods presented.

The following table sets forth the impact of the restatement on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended January 31, 2026 and the successor period from June 7, 2025 through January 31, 2026, presented as a bridge from the amounts as previously reported to the restatement adjustment and the amounts as restated.

Condensed Consolidated Statement of Operations (Unaudited)

	Successor
	Three Months Ended January 31, 2026			Period from June 7, 2025 through January 31, 2026
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Net income (loss)	$(106,572,140)	$-	$(106,572,140)	$171,222,236	$-	$171,222,236

Net income per share of common stock attributable to common stockholders
Basic	$(2.00)	$0.08	$(1.92)	$8.29	$(4.26)	$4.03
Diluted	$(2.00)	$0.08	$(1.92)	$8.23	$(4.21)	$4.02

Weighted average number of common shares outstanding
Basic	53,180,317	2,376,236	55,556,553	20,666,014	21,806,662	42,472,676
Diluted	53,180,317	2,376,236	55,556,553	20,800,037	21,806,663	42,606,699

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

The Company’s buyer transaction costs to acquire Fat Panda totaled approximately $1.0 million and are included within transaction costs in the condensed consolidated statements of operations for the period from June 7, 2025 through January 31, 2026 (Successor).

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

Note 5 – Leases

The Company recorded operating lease costs for the period from June 7, 2025 through January 31, 2026 (Successor) of $0.4 million. For the period from May 1, 2025, through June 6, 2025 (Predecessor) operating lease costs was $91.8 thousand and for the nine months ended January 31, 2025 (Predecessor), operating lease costs was $0.4 million.

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

Depreciation expense for the period from June 7, 2025 through January 31, 2026 (Successor) was $160.5 thousand. For the period from May 1, 2025, through June 6, 2025 (Predecessor) depreciation expense was $6.7 thousand and for the nine months ended January 31, 2025 (Predecessor), depreciation expense was $ 82.7 thousand.

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

Geographic Information

The Company classifies sales by customers’ locations in two geographic regions: the United States and Canada.

	Successor	Predecessor	Successor	Predecessor	Predecessor
	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Period from June 7 through January 31, 2026	Period from May 1 through June 6, 2025	Nine Months Ended January 31, 2025

United States	$675,981	$-	$1,087,371	$-	$-
Canada	6,658,645	6,908,817	17,968,381	2,927,689	21,313,671
Total	$7,334,626	$6,908,817	$19,055,752	$2,927,689	$21,313,671

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

During the period from June 7, 2025 to January 31, 2026, a total of 119,535 warrants were exercised on a cashless basis resulting in the issuance of 17,582 shares of common stock.

The following table summarizes information about warrants outstanding as of January 31, 2026:

	Grant date	Warrants outstanding	Exercise price
Stapled warrants	Aug-25	49,504,988	$15.15
Pre-funded warrants	Aug-25	7,750,510	$0.00
Investor warrants	Feb-22	472,590	$60.00
2022 Underwriter warrants	Feb-22	24,213	$61.95

Note 16 – Earnings Per Share (As Restated)

The following table sets forth the computation of basic and diluted earnings per share:

	Successor	Predecessor	Successor	Predecessor
	Three months ended January 31,	Three months ended January 31,	Period from, 2025 June 7 through January 31,	Period from May 1 through June 6,	Nine months ended January 31,
	2026	2025	2026	2025	2025
	As Restated		As Restated
Basic earnings per share:
Numerator:
Net income/(loss) available to common shareholders - basic	$(106,572,140)	773,317	$171,222,236	$19,013	1,773,357
Denominator:
Weighted-average number of common shares outstanding – basic	55,556,553	1,410	42,472,676	1,410	1,410
Basic earnings per common share	$(1.92)	$548.45	$4.03	$13.48	$1,257.70

Diluted earnings per share:		-			-
Numerator:
Net income/(loss) available to common shareholders - basic	$(106,572,140)	$773,317	$171,222,236	$19,013	1,773,357
Add: Interest and discount amortization on convertible notes	-	-	37,191	-	-
Net income available to common shareholders - dilutive	$(106,572,140)	$773,317	$171,259,427	$19,013	$1,773,357
Denominator:
Weighted-average number of common shares outstanding – basic	55,556,553	1,410	42,472,676	1,410	1,410
Add: dilutive securities
Warrants	-	-	91,161	-	-
Stock options	-	-	1,007	-	-
RSUs	-	-	392	-	-
Convertible note	-	-	41,463	-	-
Weighted-average number of common shares outstanding - diluted	55,556,553	1,410	42,606,699	1,410	1,410
Diluted earnings per common share	$(1.92)	$548.45	$4.02	$13.48	$1,257.70

The following table summarizes the securities that were not included in the computation of diluted income per common share as they are anti-dilutive:

	Successor
	Period from November 1, 2025 through January 31, 2026	Period from June 7 through January 31, 2026
Unvested RSUs	1,330	1,330

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

PART II — OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws, dated December 26, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2025).
10.6	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed December 15, 2025).
10.7	Transition Agreement, dated March 16, 2026, by and between CEA Industries Inc., Abound LLC, and David Namdar (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed March 16, 2026).
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the “Registrant”)

Dated: June 23, 2026	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
(Principal Executive Officer)

