Form 10-K
period 2026-04-30
CEA Industries Inc.
filed 2026-06-23
CIK 1482541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-K
______________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-41266
______________________________________
CEA INDUSTRIES INC.
______________________________________

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 993-5271
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BNC	Nasdaq Capital Market
Warrants to purchase common stock	BNCWW	Nasdaq Capital Market
Warrants to purchase common stock	BNCWZ	Nasdaq Capital Market
Securities registered pursuant to section 12(g) of the Act:
None.
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer		Smaller reporting company
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based on the last reported sale price of the registrant’s common stock on October 31, 2025 on the Nasdaq Capital Market) was approximately $323.5 million.
At June 15, 2026, the registrant had 41,263,850 shares of common stock, $0.00001 par value.
Documents incorporated by reference: Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated herein

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “estimate,” “anticipate,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
There are many factors that may cause our actual results to differ materially from the forward-looking statements, including factors set forth under Part I, Item 1A. "Risk Factors" and Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, as such factors may be updated from time to time in our other periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov and on the investor relations section of our website at www.ceaindustries.com. You should evaluate all forward-looking statements made in this Form 10-K in the context of these risks and uncertainties.
We caution you that the risks, uncertainties and other factors referenced below may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and in other filings we make with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances, except as required by law.
Except where the context requires otherwise, the terms "Company," "we," "us," "our" and "BNC" refer to CEA Industries Inc., a Nevada corporation, and its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
CEA Industries Inc. is the largest publicly-traded digital asset treasury ("DAT") focused exclusively on BNB, the native token of the BNB Chain ecosystem ("BNB Chain"). We seek to continue to build and manage the largest corporate treasury of BNB to provide institutional-grade exposure to BNB Chain and to generate income on our eligible BNB holdings through active treasury management, derivatives, or through new tokens or coins distributed by projects to a wide range of individuals in the crypto community ("Airdrops"). We may also generate returns through additional digital asset-related activities such as validation and staking services, lending, and other decentralized finance ("DeFi") protocols in the future, though we have not staked or pledged any BNB through April 30, 2026 aside from BNB pledged for our debt obligations. At April 30, 2026, we held 515,544 BNB tokens with an aggregate fair value of $317.3 million, and digital assets, primarily BNB, represented 94.6% of our total assets, while our retail and industry segment operating businesses represent a significantly smaller portion of our overall assets based on economic exposure.
Our strategy is built around a simple thesis: BNB is a scarce, utility-driven digital asset that serves as a core economic asset within one of the most active, and growing, blockchain ecosystems in the world. We seek to provide public equity market investors with exposure to BNB through a Nasdaq-listed, SEC-reporting company that combines direct BNB ownership, public company governance, audited financial reporting, treasury controls, custody infrastructure, and capital markets access. We view BNB as a strategic treasury asset and intend to continue evaluating opportunities to acquire additional digital assets as part of its capital allocation strategy.
We believe our platform is differentiated from direct token ownership, private digital asset vehicles, exchange-traded products, and operating companies that hold digital assets as part of a diversified treasury strategy. Our objective is not merely to hold BNB passively, but to build the leading public company platform for BNB ownership, treasury management, and participation in the BNB ecosystem.
We acquired Fat Panda Ltd. and related entities ("Fat Panda") on June 6, 2025 and continue to operate its core retail nicotine vape operations in Canada.
Strategic Transformation
Historically, we operated a portfolio of consumer and industrial businesses, including industrial climate control systems for controlled environment agriculture and, more recently, retail operations in the vaping industry. In August 2025, we initiated a strategic transformation by adopting a DAT strategy focused on BNB ("DAT Strategy"). Through our wholly owned subsidiary, CEA BRS LLC, a Delaware limited liability company and the sole stockholder of BNC BNB Cayman, a Cayman Islands exempt company, we seek to build and manage a substantial corporate treasury of BNB, providing institutional-grade exposure to blockchain infrastructure of BNB Chain.
On August 5, 2025, we launched the DAT Strategy following the closing of a private placement that raised approximately $500.0 million in cash and digital assets, with up to $750.0 million of additional proceeds available through warrant exercises (the "PIPE Transaction"). In connection with this strategic shift, we changed our Nasdaq ticker symbol from "VAPE" to "BNC" on August 6, 2025.
This transformation repositioned our legacy operating business into a public-market vehicle centered on BNB. We believe the DAT Strategy gives investors a differentiated way to participate in the growth, usage, and institutionalization of the BNB ecosystem through a U.S.-listed public company structure.
Upon completion of our Strategic Transformation, we operate our business under two segments: our BNB treasury management ("BNB Treasury Management") segment, within which we operate our DAT Strategy, and our retail and industry ("Retail and Industry") segment attributable to our Fat Panda and industrial climate control systems operating businesses.
Overview of the DAT Strategy
We operate the DAT Strategy through our wholly-owned subsidiary, CEA BRS LLC, a Delaware limited liability company, as a special purpose entity to hold and manage certain cryptocurrency assets in accordance with the DAT Strategy.
Our BNB holdings are held in custody through Ceffu, a non-U.S. institutional digital asset custody platform operating within the Binance ecosystem. Ceffu uses multi-party computation wallet infrastructure and maintains segregated account structures designed for institutional holders. While Ceffu operates as a separate entity from the Binance exchange, our custody arrangement creates concentration exposure to the broader Binance ecosystem. Disruptions to Ceffu’s operations, changes in its regulatory status, or adverse developments affecting the Binance ecosystem could materially impact our ability to access, transfer, or liquidate our BNB holdings.

Key Drivers of Results of Operations
Our BNB Treasury Management segment’s results of operations are influenced by several key factors, including: changes in the market price of BNB and other ancillary digital assets held by us reflected as fair value adjustments recognized under applicable accounting standards for digital assets; the generation of airdrop income; operating expenses associated with maintaining our public company infrastructure; and strategic decisions regarding the acquisition, holding, hedging, pledging, or disposition of digital assets. Because we hold a substantial quantity of digital assets, particularly BNB, changes in the market price of BNB may significantly affect our reported earnings. These fluctuations may not reflect changes in our operating performance but instead reflect market-driven changes in the value of our digital asset holdings.
Digital Asset Market Conditions
The DAT Strategy is designed to accumulate and compound BNB over time, with a focus on growing the value of our digital asset holdings on a per-share basis as a key long-term measure of shareholder value creation. Digital asset markets are inherently cyclical, and short-term price fluctuations — while material to our U.S. GAAP-reported results in any given quarter — do not alter management’s conviction in the long-term trajectory of BNB and the broader Binance ecosystem. We believe that our disciplined approach to treasury management positions us to benefit from market recoveries while managing risk through custody, yield optimization, and strategic capital allocation.
Since we launched the DAT Strategy in August 2025, digital asset markets have experienced, and continue to experience, periods of significant price volatility. The market price of BNB has fluctuated in response to a variety of factors, including macroeconomic conditions, investor sentiment toward digital assets, developments affecting cryptocurrency exchanges and blockchain networks, and regulatory developments in the United States and other jurisdictions. Because we hold a significant quantity of BNB, changes in the market price of BNB had, and will continue to have, a substantial impact on our balance sheet and results of operations. Investors should consider that fluctuations in our financial results during the period were driven primarily by changes in digital asset market prices and airdrop yield as well as fluctuations in the market price of our common stock rather than changes in our operating activities.
BNB and the BNB Ecosystem
BNB is the native cryptocurrency of BNB Chain, a high-performance, scalable, and interoperable blockchain platform. Originally launched as a utility token to reduce trading fees on the Binance exchange, BNB has evolved into a fundamental asset supporting a broad range of DeFi applications, non-fungible tokens (NFTs), gaming, payments, staking, and governance activities. BNB Chain is fully compatible with the Ethereum Virtual Machine (EVM), allowing developers to build smart contracts and decentralized applications (dApps) using familiar Ethereum tools.
BNB operates on a unique consensus mechanism called Proof of Staked Authority (PoSA), which combines delegated proof of stake with proof of authority, enabling faster transaction finality and lower fees. This design supports thousands of transactions per second with sub-second block times, addressing the scalability and high-fee challenges seen in other blockchain networks. Gas fees on BNB Chain remain low, around $0.01 per transaction, facilitating wide user participation and enabling micro-transactions.
The BNB ecosystem includes several integrated chains—BNB Smart Chain for general dApps, opBNB with optimistic rollups optimized for DeFi and gaming, and BNB GreenField which offers decentralized storage solutions giving users full control over their data. This vertically integrated structure meets diverse needs such as scalability, privacy, cost efficiency, and data decentralization without requiring bridges to external networks. BNB serves multiple vital functions:
●Paying transaction fees (gas) across the BNB Chain ecosystem,
●Staking to secure the network,
●Participating in network governance,
●Enabling access to Binance Launchpad and other Binance services, and
●Supporting DeFi protocols and NFT marketplaces within the ecosystem.
The ecosystem benefits from Binance's position as the world's largest cryptocurrency exchange, providing seamless exchange-to-blockchain onboarding and synergistic token utility that boosts demand for BNB. Recent upgrades in 2025 include faster sub-second transaction speeds, gasless transactions via an expanded “megafuel” system allowing fees in stablecoins or BEP-20 tokens, anti-MEV protections to secure transactions, and native liquid staking that enhances validator participation and network security.

Binance's BNB burn policy, implemented using the Auto-Burn system, is a deflationary mechanism designed to reduce the total supply of BNB from 200 million to 100 million tokens, increasing scarcity to potentially boost value. Since December 2021, the Auto-Burn system calculates quarterly burns based on BNB's price and BNB Chain block production, replacing the earlier method of using 20% of Binance's profits for buybacks. Burned tokens are sent to an irretrievable blockchain address, with transactions publicly verifiable for transparency. Additionally, since November 2021, the BEP-95 upgrade burns a portion of the gas fees on BNB Chain in real-time, proportional to network activity. These transparent mechanisms reduce circulating supply, supporting BNB's value, utility, and investor confidence. At June 15, 2026, approximately 34.8 million BNB remain to be burned to reach the 100 million target after the most recent quarterly burn of 1,569,307 BNB in April 2026.
While the Binance ecosystem continues to grow rapidly with expanding developer activity, diverse use cases, and increasing institutional interest, it faces risks common to the crypto space—regulatory uncertainties, technological competition, and market volatility. In addition, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributors of BNB. Further, most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could impact the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price and trading volume of BNB on the Binance Exchange or other secondary markets. Additionally, to our knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB going forward; as such, prior conduct and indications of current intent are not necessarily indicative of future trading activities by these parties. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock. Our dependence on Binance and its affiliates for the health and credibility of the BNB ecosystem also subjects us to material counterparty, reputational, and regulatory risks outside of our control. Binance's commitment to ongoing roadmap improvements, including AI integration and upgraded security protocols, aims to sustain its competitive edge and address evolving challenges.
Overall, BNB and the BNB ecosystem offer a robust, scalable, and cost-effective blockchain platform with deep integration into the global crypto economy, making it a critical infrastructure for decentralized applications and digital asset innovation in 2026 and beyond.
Asset Management Agreement
In connection with the PIPE Transaction, on August 5, 2025, we entered into an asset management agreement (the "AMA") with 10X Capital Partners LLC (the "Asset Manager") pursuant to which we appointed the Asset Manager to provide asset management and related services with respect to our digital assets in accordance with the DAT Strategy.
The assets subject to the AMA consist of the net proceeds from the PIPE Transaction as well as any other cash or digital assets we designate as part of our DAT treasury and are held in cryptocurrency wallets, with custody maintained by a custodian acceptable to the Company's Strategic Committee of our board of directors (the"Board").
On May 22, 2026, we filed a complaint against our Asset Manager in the United States District Court for the District of Delaware, regarding the AMA. The complaint seeks a declaration that the AMA is void from inception as unconscionable and orders all fees we paid to our Asset Manager under the AMA since inception be returned to us. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the AMA, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.
Prior to our complaint, the Asset Manager was compensated according to a management fee schedule set forth in the AMA and was also entitled to a one-time issuance of warrants to purchase shares of our common stock equal to 2% of the aggregate number of shares and certain pre-funded warrants ("Pre-funded Warrants") issued in the PIPE Transaction. We were responsible for all reasonable and documented expenses related to the operation of the DAT Strategy, including custodial, banking, brokerage, transaction, and other related fees. The Asset Manager does not provide advice regarding securities, and the arrangement is structured to avoid the inclusion of securities as defined under the Investment Advisers Act of 1940.
The AMA has a term of twenty years. Under the terms of the AMA, for which we've sought relief as an unenforceable penalty, we are required to pay the Asset Manager all fees and other compensation that would have accrued through the end of the term as liquidated damages, paid monthly, if we terminate the AMA prior to the end of the term for any reason, including termination for breach, or if the Asset Manager terminates due to a material breach by us. The Asset Manager may terminate the agreement at any time for any reason with at least 120 days' prior written notice.

The Asset Manager is not authorized to act as custodian of our assets, nor to take possession or title to any assets. The Asset Manager may provide similar services to other clients, and the Asset Manager or its affiliates may engage in transactions for their own accounts. The AMA contains customary representations, warranties, confidentiality, indemnification and limitation of liability provisions, and is governed by the laws of the State of Delaware.
Overview of Retail and Industry Business
Our Retail and Industry segment includes Fat Panda's retail and distribution operations along with revenue and operating costs related to designing, engineering, and selling industrial climate control systems for the controlled environment agriculture industry.
Description of Fat Panda's Business
In June 2025, we acquired Fat Panda, a retailer and manufacturer of e-cigarettes, vape devices and e-liquids. The acquisition included all the assets of Fat Panda, including among other things, the leases for the retail outlets, intellectual property, inventory, government licenses and permits, franchise agreements, manufacturing facilities and supply agreements, which are necessary for the ongoing manufacturing and retail operations of Fat Panda.
Fat Panda is one of Central Canada’s largest retailer and manufacturer of e-cigarettes, vape devices and e-liquids, with a substantial market share. At April 30, 2026, Fat Panda operates 34 retail locations, including 30 Fat Panda stores and 4 Electric Fog vape outlets, in the provinces of Manitoba, Ontario and Saskatchewan. Fat Panda also serves a wide range of customers through its online e-commerce platform. Its retail footprint is complemented by a comprehensive portfolio of products, including its own line of premium e-liquids manufactured in-house, along with a robust portfolio of trademarks and intellectual property.
As Central Canada’s first dedicated vaping product retailer, Fat Panda's inventory consists solely of high-quality vaping goods. This allows for dedicated investment of funds toward vaping products, yielding a market-leading catalogue of hundreds of various devices, and a countless array of flavors to suit a diverse clientele base. Over the years, Fat Panda has established a highly loyal customer base by curating a product lineup that considers multiple factors including familiarity with vaping systems, previous nicotine dependence, and ergonomics, among other product elements.
Over the last decade, Fat Panda has invested heavily in its in-house manufacturing of e-liquids, allowing it to drastically reduce the cost of the highest value commodity in its product offering. With proprietary recipes, and exclusivity to only Fat Panda retail outlets (where applicable), consumer retention is high with the uptake of Fat Panda's own house-line of products. Furthermore, wholesale of these goods is allowed to alternate retailers in regions where a Fat Panda is not located, which Fat Panda believes acts as a feeder for expanded representation and marketing of the Fat Panda brand.
Located in the geographic center of Canada, Fat Panda's headquarters in Winnipeg, Manitoba also acts as the central distribution hub for all locations in the retail chain. Each satellite location receives one shipment from the warehouse every one to two weeks for all goods manufactured in-house. Third party goods are shipped direct from external suppliers and can occur as often as necessary, allowing for enhanced turnover and manageable inventory levels per location.
Fat Panda's webstore provides another distribution channel direct from the warehouse, with an expanding catalogue and attractive potential for growth. Online sales compliment retail store operations and generally operate with lower costs.
Being one of the earliest entrants in the Central Canadian market in 2013, Fat Panda was able to establish itself as the only dedicated retailer of vaping products at the time. Operating virtually alone in the space, a monopolistic scenario provided the revenue and resources for reinvestment to open multiple locations before any substantial competitor was able to enter the market. As a result, the brand became synonymous with vaping goods in the region, paving the way for future success and recognition as Fat Panda expanded geographically outwards from Winnipeg. This is evident as on many occasions, a competitor will attempt to disrupt a specific market by establishing near a Fat Panda retail store, but the Fat Panda location experiences no or only a minor drop in business at said location.
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
Description of Industrial Climate Control System Business
Our legacy operating business seeks to develop relationships with our customers that will lead to the provision and supply of capital equipment for the construction lifecycle of indoor agriculture facilities. This entails establishing ourselves as subject matter experts to provide education and support to our clients, advising on and assisting with proper installation of the technologies, providing start-up support, and providing ongoing technical support for ensuring proper maintenance and operations, which often leads to additional equipment or parts sales.

We provide a comprehensive range of service solutions that include assistance with facility design and budgeting in cooperation with the customers' engineering, architectural and construction teams, equipment selection and specification, and support for equipment installation and start up. We provide our customers with product offerings that are primarily value-added reseller products.
We aim to provide our services and products to customers who are building, upgrading, or expanding an indoor cultivation facility for any crop. Our customers vary based on the size of the facility, type of crop being cultivated, and extent of construction or retrofitting of the facility.
Many of our customers are new entrants to the controlled environment agriculture industry and have no other cultivation facilities. Many other customers have one or more facilities which we classify as multi-facility operators, though we currently do not have projects with the largest, publicly traded multi-state operators.
In our business operations, we generally rely on a combination of patent and trademark rights, licenses, trade secrets, and laws that protect intellectual property, confidential procedures, and contractual restrictions with our employees and others to establish and protect our intellectual property rights. We have registered trademarks around our core Surna brand as well as the Surna logo and combined Surna logo and name in the United States.
Board Committee Reconstitution and Shareholder Activism
During the fourth quarter, the Board has taken steps to reconstitute all four of its standing committees – the Audit, Compensation, Nominating and Governance, and Strategic Committees - with three fully independent directors. The Board believes this action reinforces its commitment to strong corporate governance and shareholder accountability and reflects the Board’s ongoing focus on aligning its structure with best practices for public companies.
As a result of these governance enhancements and with the termination of an agreement between the Asset Manager and YZi Labs Management Ltd. (“YZi Labs”), as previously disclosed in public statements, the Company, through the Strategic Committee of the Board, had attempted to renegotiate the terms of the AMA with the goal of achieving market standard arms-length terms, including term, termination rights, reduced management fees, and performance obligations, for the benefit of all Company stockholders. 10X did not agree to any of these proposed amendments. On May 22, 2026, the Company filed a complaint against 10X in the United States District Court for the District of Delaware regarding the AMA. The complaint seeks a declaration that the AMA is void from inception as unconscionable and orders all fees paid by the Company to 10X under the AMA since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the AMA, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty. A summary of the material terms of the AMA was included in the Current Report on Form 8-K filed on August 8, 2025.
On March 13, 2026, the Company received a letter from YZi Labs that requested that we fix a record date for determining the stockholders entitled to consent to (1) repeal any provision of our Amended and Restated Bylaws (the “Bylaws”), in effect at the time such proposal becomes effective, including any amendments thereto, which were not included in the Bylaws that were in effect and were filed with the SEC on July 25, 2025, (2) increase the size of the Board by seven (7) directors to thirteen (13) directors in total pursuant to Article II, Section .02 of the Bylaws, (3) amend Article II, Section .04 of the Bylaws to clarify and affirm stockholders’ ability to fill vacancies on the Board, including those resulting from an increase in the size of the Board by the vote or written consent of the Company’s stockholders or by court order, and (4) elect YZi Labs’ seven (7) nominees: Max S. Baucus, David J. Chapman, Teresa Marie Goody Guillén, Jiajin “Jane” He, Alex Odagiu, Matthew Roszak and Ling “Ella” Zhang, to serve as our directors. The Board will review YZi Labs’ letter to evaluate its validity under the Bylaws, and if such letter is valid we will disclose the record date for determining the stockholders entitled to consent to YZi Labs’ proposals.
Recent Developments
Restatements
On June 11, 2026, the management of the Company, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q for the (i) three months ended October 31, 2025, the period from June 7, 2025 through October 31, 2025 (the “Second Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on December 15, 2025 (the “Second Quarter Form 10-Q”) and (ii) three months ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026 (the “Third Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on March 16, 2026 (the “Third Quarter Form 10-Q” and together with the Second Quarter 10-Q, the “Quarterly Reports on Form 10-Q”) should no longer be relied upon.

The conclusion was based on the identification of an error in the calculation of the weighted-average number of shares outstanding used in determining basic and diluted EPS. The error resulted in an understatement of basic and diluted weighted-average shares outstanding, which in turn understated or overstated basic and diluted EPS. For the three months ended October 31, 2025, basic and diluted weighted average number of shares were understated by 2,214,508 shares and as a result, basic and diluted EPS were overstated by $0.21. For the Second Quarter Successor period, basic weighted average shares were understated by 1,857,056 shares and diluted weighted average shares were understated by 857,057 shares and as a result, basic and diluted EPS were overstated by $0.45. For the three months ended January 31, 2026, basic and diluted weighted average number of shares were understated by 2,376,236 shares and as a result, basic and diluted EPS were understated by $0.08. For the Third Quarter Successor period, basic weighted average shares were understated by 21,806,662 shares and diluted weighted average shares were understated by 21,806,663 shares and as a result, basic EPS was overstated by $4.26 and diluted EPS was overstated by $4.21. The error did not impact the Company's net income (loss), total assets, total liabilities, stockholders’ equity, revenue, cash flows, or net income (loss) available to common stockholders in each affected period.
On June 23, 2026, we restated our previously issued unaudited condensed consolidated financial statements for the second and third fiscal quarters of 2026 resulting from an error in the computation of weighted-average shares used to compute basic and diluted earnings (loss) per share, which it deemed material on June 11, 2026.
Nasdaq Compliance
On May 7, 2026, we received a letter from the staff of the Listing Qualifications Department (the "Staff") of The Nasdaq Stock Market ("Nasdaq") notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing of shares of our common stock, due to our failure to hold an annual meeting within 12 months of our fiscal year end. As a result, we have submitted a plan to Nasdaq to regain compliance. If Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year ended April 30, 2026, or until October 27, 2026, to allow the Company to regain compliance.
Our plan of compliance with respect to the foregoing requirement sets forth, among other things, a proxy statement preparation and proxy solicitation timeline leading to our annual meeting of our shareholders. We cannot provide any assurance that the Staff will accept our plan of compliance. In the event our plan is not accepted, our securities may be subject to delisting and we will have the opportunity to appeal the Staff’s delisting determination to a hearings panel. We expect to organize an annual meeting in the coming weeks to regain compliance with the applicable Nasdaq Listing Rules.
AMA Litigation
On May 22, 2026, we filed a complaint against the Asset Manager, in the United States District Court for the District of Delaware, regarding the Asset Management Agreement. The complaint seeks a declaration that the Asset Management Agreement is void from inception as unconscionable and orders all fees paid by us to the Asset Manager under the Asset Management Agreement since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the Asset Management Agreement, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.
Board and Executive Changes
On May 4, 2026, Anthony K. McDonald, our President and a member of our Board, resigned as our President and as a director of the Company. In exchange for a release of claims and Mr. McDonald’s agreement to certain covenants, including cooperation, Mr. McDonald will receive an aggregate of $0.3 million payable over 12 months and reimbursement for legal fees of up to $10,000. Mr. McDonald’s outstanding equity awards will remain in effect in accordance with their terms.
On June 10, 2026, Nicholas J. Etten, a member of the Board, resigned as a director of the Company. In exchange for a release of claims and Mr. Etten's agreement to certain covenants, including cooperation, Mr. Etten received a payment of $85,000 and will receive reimbursement for legal fees of up to $50,000. Mr. Etten's outstanding equity award will remain in effect in accordance with its terms.
Government Regulations
DAT Strategy
The laws and regulations applicable to BNB and digital assets are evolving and subject to interpretation and change.
Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain, and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, and state financial regulators, have been examining the operations of digital asset networks, digital asset users, and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade, or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.
Depending on the regulatory characterization of BNB, the markets for BNB in general, and our activities in particular, our business and the DAT Strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue the DAT Strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity.
The CFTC takes the position that some digital assets fall within the definition of a “commodity” under the Commodity Exchange Act. Under the Commodity Exchange Act, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact.
Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.
As of the date hereof, none of the SEC or any other U.S. federal or state regulator has publicly stated whether they agree that BNB is a “security,” and BNB has not yet been classified with respect to the U.S. federal securities laws. Although we believe that BNB is not a “security” within the meaning of the U.S. federal securities laws, and that registration of the Company or its treasury under the Investment Company Act, is therefore not required under applicable securities laws, we acknowledge the uncertainty that a regulatory body or federal court may determine otherwise in the future. If this occurs, we may face legal or regulatory action, even if our beliefs were reasonable under the circumstances, and we could be required to register as an investment company under the Investment Company Act.
As noted above, activities involving BNB and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the "GENIUS Act") was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of "payment stablecoins" that are designed to be used as a means of payment and settlement. The GENIUS Act prescribes a regulatory framework that would further reduce uncertainty of the legal status and treatment of "payment stablecoins" or other digital assets in general and clarify in certain instances that such digital assets would not be treated or regulated as "securities." In addition, the Digital Asset Market Clarity Act of 2025 (the "CLARITY Act") has passed the U.S. House of Representatives and is currently under consideration in the U.S. Senate. If passed in its current form, the CLARITY Act would grant the CFTC jurisdiction and regulatory authority with respect to "digital commodities," including by establishing new registration requirements for digital commodity exchanges, brokers, and dealers. In addition, the CLARITY Act would amend the Commodity Exchange Act to incorporate "digital commodities" into various aspects of the CFTC’s existing jurisdiction and the regulations promulgated thereunder. If passed, the CLARITY Act could impose additional regulatory requirements on companies holding digital assets as well as their asset managers. For more information regarding the risks related to the DAT Strategy and government regulations, see "Risk Factors" included in this Form 10-K.

Vaping Products
On May 23, 2018, the Tobacco and Vaping Products Act ("TVPA") became effective, and now governs the manufacture, sale, labeling and promotion of vaping products sold in Canada. The TVPA replaced the former Tobacco Act (Canada) and established a legislative framework that applies to vaping products, whether or not they contain nicotine. The TVPA prescribes high-level requirements in relation to vaping products, with regulations governing specific topics such as nicotine concentration and the promotion of vaping products. Other regulations remain forthcoming and there remains a high degree of uncertainty with respect to the compliance landscape for vaping products. As such, there can be no assurance that we will initially be in total compliance, remain competitive, or financially able to meet future requirements administered pursuant to the TVPA. Prior to the TVPA becoming effective, Health Canada had taken the position that electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine, including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fell within the scope of the Food and Drugs Act (Canada) ("Food and Drugs Act"). Vaping products with therapeutic or health-related claims are subject to the Food and Drugs Act and related regulations. Finally, the TVPA provides the authority to make regulations to collect information from the industry about vaping products, their emissions and any research and development (e.g., sales data and information on market research, product composition, ingredients, materials, health effects, hazardous properties and brand elements). Health Canada is currently developing proposed regulations in this area.
On December 21, 2019, Health Canada issued a Regulatory Impact Analysis Statement titled "Vaping Products Promotion Regulations." The Impact Analysis addressed two proposed new regulations that would place stricter limits on the advertising and promotion of nicotine vaping products and make health warnings on nicotine vaping products mandatory (the "Proposed Regulations"). The Proposed Regulations would: (1) prohibit the promotion of nicotine vaping products and nicotine vaping product-related brand elements by means of advertising that is done in a manner that can be seen or heard by youth, including the display of nicotine vaping products at points of sale where they can be seen by youth; and (2) require that all nicotine vaping advertising convey a health warning about the health hazards of nicotine vaping product use.
On July 1, 2020, Health Canada’s "Vaping Products Labeling and Packaging Regulations" (the "VPLPR") came into effect; requiring (1) all vaping products containing nicotine to display a standardized nicotine concentration statement and health warning about the addictiveness of nicotine; (2) products containing nicotine to be packaged in child-resistant containers and display a toxicity warning and first aid treatment statement; and (3) the display of a list of ingredients contained in the vaping substances, regardless of nicotine content. On July 14, 2020, Health Canada issued a guidance document on vaping products titled, "Industry Guide to vaping products subject to the Canada Consumer Product Safety Act" (the "CCPA Guidance"). The CCPA Guidance provided clarity on requirements under the Canada Consumer Product Safety Act ("CCPSA") for vaping products that are manufactured, imported, advertised, or sold in Canada. The CCPA Guidance provided clarity on the requirements of the VPLPR and the authority of the CCPSA to address safety issues posed by a vaping product not marketed for therapeutic use.
In addition to federal regulations, several provinces, including Alberta, British Columbia, Nova Scotia, Ontario, Prince Edward Island ("PEI"), Quebec and Saskatchewan, have passed regulations fully restricting or limiting the advertising and sales of certain types of nicotine vaping products. Many provinces have focused their tobacco and vaping control efforts on retail access and have taken action to go beyond the minimum requirements in the TVPA. For example, Nova Scotia, Newfoundland and Labrador, and the Northwest Territories, have increased the minimum age of sale to 19. Notably, in PEI, as of March 1, 2020, the minimum age for purchasing nicotine products increased to age 21. In 2019, British Columbia, Saskatchewan, and Ontario limited the sales of flavored vaping products with exceptions for some flavors to specialty stores, whereas some provinces have banned flavored vaping products, with the exception of tobacco flavor (Nova Scotia and PEI). By way of example, on August 11, 2020, PEI adopted a regulation to ban the sale of all flavored vaping products, effective March 1, 2021. Quebec is currently considering a ban on flavored products and effective as of March 25, 2022, the sale of flavored vapor products was banned in the Northwest Territories.
Moreover, certain provinces (British Columbia, Newfoundland and Labrador, Saskatchewan, Quebec, Nova Scotia) have implemented an e-cigarette retail licensing system or have guidelines for retailers in order to prevent sales to minors (Alberta, British Columbia, Newfoundland and Labrador, PEI, Saskatchewan).
Finally, with respect to the taxation of vaping products, the Canadian government introduced amendments to the Excise Act, 2001 to implement a new excise duty framework on vaping products. These amendments became law on June 23, 2022. The new framework applies to vaping products that are manufactured in Canada or imported, and that are intended for use in a vaping device in Canada. Manufacturers of vaping products are required to get a vaping product license from the Canada Revenue Agency ("CRA"). Importers are required to apply for registration from the CRA. Manufacturers and importers are also required to register for the vaping stamping regime. All vaping products entering the Canadian duty-paid market are required to be packaged with an excise stamp affixed to the product. The excise stamp shows that duties have been paid.
These developments, together with the passed and proposed federal and provincial regulations may have a material adverse effect on our business, results of operations, and financial condition.

Employees
We currently have 48 active full-time employees, 121 active part-time employees, and two independent contractors in the United States and Canada. We review our staffing needs in light of our current and anticipated obligations and attempt to align headcount and employee skills accordingly. However, we may engage, and have historically utilized, the services of consultants, independent contractors, and other non-employee professionals. Additional employees may be hired in the future depending on need, available resources, and our achieved, or near-term anticipated, growth.
Available Information
We are subject to the reporting requirements of the Exchange Act, which requires us to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports and other information with the SEC. Because we file documents electronically with the SEC, you may obtain this information by visiting the SEC’s website at: www.sec.gov. Our website is located at https://www.ceaindustries.com/. The information on, or that may be accessed through, our website is not incorporated by reference into and should not be considered a part of this report.

ITEM 1A. RISK FACTORS
You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, operating results, or prospects.
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Risks Relating to the DAT Strategy
●Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility.
●Our DAT Strategy is concentrated primarily in a single asset, which subjects us to risks specific to the Binance ecosystem.
●Failures, vulnerabilities, or disruptions in the BNB Chain network could adversely affect the value of BNB and our digital asset holdings.
●Our digital asset holdings’ liquidity may be limited by market conditions.
●Certain of our digital assets are held at third-party exchanges and are subject to custodial and counterparty risks.
●We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.
Risks Relating to Cryptocurrencies
●The further development and acceptance of BNB Chain and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
●The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.
●The availability of spot exchange-traded products and futures exchange-traded funds for BNB and other digital assets may adversely affect the market price of our common stock.
●The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so.
●We may be subject to regulatory developments related to cryptocurrencies and cryptocurrency markets, which could adversely affect our business, financial condition, and results of operations and the price of our common stock.
●Loss or theft of private keys or breaches of our digital wallets could result in the permanent loss of our BNB and materially adversely affect our business.
●The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BNB and adversely affect our business.
●The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.
●The U.S. federal, the state, local and non-U.S. income tax treatment of transactions in digital assets is unclear.
Risks Related to Investing in BNB
●BNB is subject to extreme price volatility, and any sustained decline in the market price of BNB could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our common stock.
●BNB and BNB Chain have links to, and may be controlled by, Binance and its principals.
●The value of our common stock depends on the development and acceptance of BNB Chain. The slowing or stopping of the development or acceptance of BNB Chain may adversely affect an investment in our common stock.
●Digital assets represent a new and rapidly evolving industry, and the price of our common stock would depend on the acceptance of BNB.
●Regulatory changes or actions in foreign jurisdictions may affect the price of our common stock or restrict the use of BNB, mining activity or the operation of their networks or the global BNB markets in a manner that adversely affects our business, financial condition and results of operations and the price of our common stock.
Risk Related to Fat Panda Operations
●There is uncertainty related to the regulation of vaporization products and certain other consumption accessories. Increased regulatory compliance burdens, no matter how they arise, could have a material adverse impact on our business development efforts and our operations.
●The market for vaporizer products and related items is a niche market, subject to a great deal of uncertainty and is still evolving.

●Our success depends, in part, on the quality and safety of our products, as well as the perception of quality and safety in the vaporization products and consumption accessories industry generally.
●If provinces continue the trend of imposing, expanding, and increasing taxes on vaporizer products, it could materially and adversely affect our business.
●We face intense competition and may fail to compete effectively.
●We may become subject to significant product liability litigation.
Risks Related to our Current Controlled Environment Agriculture Operations
●To the extent we continue in the controlled environment agriculture industry, we will need to expand our customer base, expand and develop our products and services and increase marketing and achieve timely contract execution.
●International trade disputes, tariffs, international shipping and domestic trucking issues all contribute to the challenges we face in obtaining the products we need for contract performance. We have experienced and are likely to continue to experience inflationary effects on the cost of products and labor, which is likely to adversely affect our margins. The failure to procure the products we need to satisfy our customer contracts would disrupt our business, harm our reputation, result in losses and potentially cause us to lose our market.
●The build side of the controlled environment agriculture industry is very competitive. To be able to compete successfully, we will need to offer a wide range of products, have adequate capital for expansion, supply and execution, and develop robust marketing.
Risks Related to Our Business and Operations
●Shareholder activism has caused and will continue to cause us to incur substantial costs and divert management’s attention and resources and could disrupt our operations and the trading price of our common stock.
●Our Stockholder Rights Plan could delay or prevent a change of control, which could limit the market price of our common stock.
●We are party to the AMA which contains terms that are materially adverse to our stockholders, and we may be unable to reform or terminate the AMA without incurring substantial costs despite pending litigation against the Asset Manager.
●The Company has identified material weaknesses in its internal control over financial reporting.
Risk Factors
Risks Related to the DAT Strategy
Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility.
Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility. At April 30, 2026, we held 515,544 BNB tokens with an aggregate fair value of $317.3 million, representing the substantial majority of our total assets. As a result, our financial condition, results of operations, and the market price of our common stock may be materially affected by fluctuations in the market price of BNB. The price of BNB has historically experienced significant volatility and may continue to fluctuate substantially in response to numerous factors, many of which are beyond our control. These factors include, among others: overall cryptocurrency market conditions and investor sentiment; technological developments affecting blockchain networks; regulatory developments in the United States or other jurisdictions; changes in trading volumes or liquidity in markets for BNB; macroeconomic factors, including inflation, interest rates and financial market conditions; trading activity by large holders of BNB or other digital assets; and market speculation, media coverage, or social media commentary relating to digital assets. Digital asset markets may be more volatile and less regulated than traditional financial markets, and prices may fluctuate significantly over short periods of time. Because BNB represents a substantial portion of our assets, even modest declines in the market price of BNB could materially reduce the value of our assets and stockholders’ equity and may negatively affect our reported financial results. In addition, because changes in the fair value of our digital assets are reflected in our statements of operations, fluctuations in the market price of BNB may cause significant volatility in our reported earnings.
During the fiscal year ended April 30, 2026, we recognized an unrealized loss of $130.3 million and a realized loss of $1.3 million on digital assets primarily as a result of declines in the price of BNB. Under our accounting policies, unrealized gains and losses from changes in the fair value of our digital asset holdings are recorded in our consolidated statements of operations. Accordingly, our reported net income or loss will be significantly affected by fluctuations in the market price of BNB, and these fluctuations could cause our financial results to vary substantially from period to period, independent of the performance of our operating businesses. A significant decline in the market price of BNB could adversely affect our ability to fund our operations, pursue strategic initiatives, pay dividends, service any indebtedness, or otherwise execute our business strategy. In addition, our stock price may be correlated with the price of BNB and other digital assets, and declines in the price of BNB could adversely affect the trading price of our common stock.

Our DAT Strategy is concentrated primarily in a single asset, which subjects us to risks specific to the Binance ecosystem.
Our DAT Strategy currently focuses primarily on acquiring and holding BNB. As a result, our digital asset holdings are concentrated in a single digital asset rather than diversified across multiple assets or asset classes. This concentration increases our exposure to risks specific to BNB and the broader Binance ecosystem. The value and functionality of BNB are closely tied to the continued development, operation and adoption of the BNB Chain blockchain and the broader Binance ecosystem. Negative developments affecting BNB Chain, the Binance ecosystem, or entities associated with the development or promotion of BNB could adversely affect the value, liquidity, or market perception of BNB. These developments could include technological failures, security vulnerabilities, regulatory actions, reputational harm, or reduced developer or user adoption of BNB Chain. In addition, changes to the economic design, governance structure, or technical features of BNB or the BNB Chain network, including changes to token supply mechanisms, validator governance, or transaction fee structures, could negatively affect the value of BNB. Because we do not currently intend to diversify our digital asset holdings, any adverse developments affecting BNB or the Binance ecosystem could have a disproportionately negative impact on our financial condition and results of operations. Notwithstanding the foregoing, we may in the future diversify our digital asset holdings and reserve all rights to do so at the direction of our Board. Any digital assets into which we diversify may expose the Company to risks similar to those described above, as well as additional risks that may be specific to the particular digital asset or blockchain technology ecosystem in which such asset operates.
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
Digital assets, including BNB, are subject to evolving and uncertain regulatory frameworks in the United States and internationally. The regulatory status of digital assets and related activities is subject to significant uncertainty, and regulations may vary significantly among jurisdictions. Changes in laws, regulations, or enforcement priorities by U.S. or foreign regulators, including the SEC, CFTC, U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), state regulators, or international bodies, could adversely affect our ability to acquire, hold, transact in, or derive value from our digital asset holdings. In particular, if BNB or other digital assets we hold were to be classified as securities under U.S. federal or state laws, we could become subject to registration requirements under the Securities Act of 1933 or the Investment Company Act of 1940, which could impose significant compliance costs, restrict our ability to transact in such assets, or require us to dispose of our holdings. Anti-money laundering and know-your-customer regulations applicable to digital assets may become more stringent and could increase our compliance costs or limit our ability to transact in digital assets. Tax treatment of digital asset transactions is also subject to uncertainty and may change in ways that adversely affect our financial results. Any regulatory developments that restrict or prohibit our digital asset activities could have a material adverse effect on our business, financial condition, and results of operations.
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
At April 30, 2026, we held digital assets with an aggregate fair value of $319.6 million. Although digital asset markets operate continuously, the liquidity of BNB and other digital assets may be limited during periods of market stress or volatility. Order book depth in digital asset markets may be insufficient to support large transactions without materially affecting market prices. Because we hold a substantial quantity of BNB, any attempt by us to sell a significant portion of our holdings could exert downward pressure on the market price of BNB. In addition, a significant portion of the outstanding supply of BNB may be held by a relatively small number of market participants, and sales by large holders could also adversely affect market prices. If market liquidity were to decline, we may be unable to liquidate our digital asset holdings at favorable prices or within desired timeframes. Large sales of BNB by us or other significant holders could adversely affect the market price of BNB, and we may not be able to liquidate our holdings without significant losses. Any inability to convert our digital assets to fiat currency when needed could have a material adverse effect on our liquidity, financial condition, and ability to continue as a going concern.
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
We are subject to significant competition in the growing digital asset industry and the Company’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.
The Company is operating in a competitive environment and will compete against other companies and other entities with similar strategies, including companies with significant holdings in BNB and other digital assets, and the Company’s business, operating results and financial condition may be adversely affected if the Company is unable to compete effectively.
Risks Related to Cryptocurrencies
The further development and acceptance of BNB Chain and other cryptocurrency networks, which represent a relatively new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of BNB Chain and other cryptocurrency networks may adversely affect an investment in the Company.
Cryptocurrency such as BNB may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks and chains are a new and rapidly evolving industry of which BNB Chain are a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and BNB Chain in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as BNB Chain, include:
●continued worldwide growth in the adoption and use of BNB and other cryptocurrencies, including those competitive with BNB;
●government and quasi-government regulation of BNB and other cryptocurrencies and their use, or restrictions on or regulation of access to and operation of BNB Chain or similar cryptocurrency systems;
●the maintenance and development of the open-source software protocol of BNB Chain;
●changes in consumer demographics and public tastes and preferences;
●the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies; and
●general economic conditions and the regulatory environment relating to cryptocurrencies and cryptocurrency service providers.
A decline in the popularity or acceptance of BNB Chain and other cryptocurrency networks may harm the price of our common stock. There is no assurance that BNB Chain, or the service providers necessary to accommodate it, will continue in existence or grow. Furthermore, there is no assurance that the availability of and access to cryptocurrency service providers will not be negatively affected by government regulation or supply and demand of BNB.

The digital asset trading platforms on which cryptocurrency trades are relatively new and largely unregulated or may not be complying with existing regulations.
Cryptocurrency markets, including spot markets for BNB, are growing rapidly. The digital asset trading platforms through which BNB and other cryptocurrencies trade are new and largely unregulated or may not be complying with existing regulations. These markets are local, national and international and include a broadening range of cryptocurrencies and participants. Significant trading may occur on systems and platforms with minimum predictability. Spot markets may impose daily, weekly, monthly or customer-specific transaction or withdrawal limits or suspend withdrawals entirely, rendering the exchange of BNB for fiat currency difficult or impossible. Participation in spot markets requires users to take on credit risk by transferring BNB from a personal account to a third-party’s account.
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
No digital asset trading platform on which cryptocurrency trades is immune from these risks. The closure or temporary shutdown of digital asset trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency and can slow down the mass adoption of it. Further, digital asset trading platform failures can have an adverse effect on cryptocurrency markets and the price of cryptocurrency and could therefore have a negative impact on the performance of our common Stock.
Negative perception, a lack of stability in the digital asset trading platforms, manipulation of cryptocurrency trading platforms by customers and/or the closure or temporary shutdown of such trading platforms due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in cryptocurrency generally and result in greater volatility in the market price of BNB and other cryptocurrency and our common stock. Furthermore, the closure or temporary shutdown of a cryptocurrency trading platform may impact the Company’s ability to determine the value of its cryptocurrency holdings.
The availability of spot exchange-traded products (“ETPs”) and futures exchange-traded funds (“ETFs”) for BNB and other digital assets may adversely affect the market price of our common stock.
Although BNB and other digital assets have experienced a surge of investor attention since BNB was invented in 2017, until recently investors in the United States had limited means to gain direct exposure to BNB through traditional investment channels, and instead generally were only able to hold BNB through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold BNB directly, as well as the potential reluctance of financial planners and advisers to recommend direct BNB holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to BNB through investment vehicles that hold BNB and issue shares representing fractional undivided interests in their underlying BNB holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to BNB.

Although we are a holding company, and we believe we offer a different value proposition than a BNB investment vehicle such as a spot BNB ETP or a BNB futures ETF, investors may nevertheless view our common stock as an alternative to an investment in a spot BNB ETP or BNB futures ETF, and choose to purchase shares of a spot BNB ETP or BNB futures ETF instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs or ETFs offer a “pure play” exposure to BNB that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours. Additionally, unlike spot BNB ETPs or BNB futures ETFs, we (i) do not seek for our shares of common stock to track the value of the underlying BNB we hold before payment of expenses and liabilities, (ii) do not benefit from various exemptions and relief under the Securities Exchange Act of 1934, as amended, including Regulation M, and other securities laws, which enable ETPs and ETFs to continuously align the value of their shares to the price of the underlying assets they hold through share creation and redemption, (iii) are a Nevada corporation rather than a statutory trust and do not operate pursuant to a trust agreement that would require us to pursue one or more stated investment objectives and (iv) are not required to provide daily transparency as to our BNB holdings or our daily net asset value. Furthermore, recommendations by broker-dealers to buy, hold or sell complex products and non-traditional ETPs or ETFs, or an investment strategy involving such products, may be subject to additional or heightened scrutiny that would not be applicable to broker-dealers making recommendations with respect to our common stock. Based on how we are viewed in the market relative to ETPs and ETFs, and other vehicles which offer economic exposure to BNB, futures BNB ETFs, and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our BNB holdings may increase or decrease in different market conditions.
As a result of the foregoing factors, availability of spot ETPs or futures ETFs for BNB and other digital assets could have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.
A disruption of the Internet may affect the operation of the cryptocurrency networks, which may adversely affect the cryptocurrency industry and an investment in the Company.
The cryptocurrency networks rely on the Internet. A significant disruption of Internet connectivity could disrupt the cryptocurrency networks’ functionality until such disruption is resolved. A disruption in the Internet could adversely affect an investment in the Company. In particular, some variants of cryptocurrencies have experienced a number of denial-of-service attacks, which have led to temporary delays in block creation and cryptocurrency transfers.
Cryptocurrencies are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on any cryptocurrency network, participants may lose faith in the security of cryptocurrency, which could affect cryptocurrency’s value and consequently the value of our common stock.
Any Internet failures or Internet connectivity-related attacks that impact the ability to transfer cryptocurrency could have a material adverse effect on the price of cryptocurrency and the value of an investment in the Company.
The trading prices of many digital assets, including BNB, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of BNB, could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of their value.
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

Extreme volatility may persist and the value of our common stock may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset exchanges by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. The 2022 Events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including BNB, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.
Extreme volatility in the future, including further declines in the trading price of BNB, could have a material adverse effect on the value of our common stock and our common stock could lose all or substantially all of its value. Furthermore, negative perception and a lack of stability and standardized regulation in the cryptocurrency economy may reduce confidence in the cryptocurrency economy and may result in greater volatility in the price of BNB and other cryptocurrencies, including a depreciation in value.
We face significant risks relating to disruptions, forks, gain-of-control attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.
Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s validating authority . In such an event, the attacker could potentially double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.
Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.
Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.
The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to gain-of-control attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.
Crypto assets and blockchains are subject to various “attack” risks.
All networked systems are vulnerable to various kinds of attacks. A blockchain may be vulnerable to several types of attacks, including:

●a “33% attack,” where, if a validator or group of validators were to gain control of more than 33% of the total staked crypto asset on the applicable blockchain, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain.
●a “50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked crypto asset on the blockchain, a malicious actor would be able to gain full control of the blockchain and the ability to manipulate the blockchain on a forward-looking basis, including censoring transactions following the achievement of threshold, double-spending and fraudulent block propagation, while the attacker maintains the threshold. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker's ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
●a “>66% attack,” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked BNB on the blockchain, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending, and fraudulent block propagation, both on a forward- and backward-looking basis. The attacker could unilaterally finalize their preferred chain without the votes of any other stakers and could also reverse past finalized blocks.
Further, smart contracts on the network may create systemic risk for the price of a crypto asset in the event of an exploit. If a significant portion of a crypto asset is held by a small number of holders sometimes referred to as “whales,” these holders have the ability to manipulate the price of the crypto asset.
Political or economic crises may motivate large-scale sales of digital assets, which would result in a reduction in values and materially and adversely affect us.
Cryptocurrencies, as an alternative to fiat currencies that are backed by central governments, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. For example, political or economic crises could motivate large-scale acquisitions or sales of digital assets either globally, regionally or locally. Large-scale sales of certain digital assets would result in a reduction in their value and could materially and adversely affect our investment and trading strategies, the value of our assets, our business, financial condition and results of operations, and the price of our common stock.
The value of cryptocurrencies and other digital assets may be subject to momentum pricing risk.
Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for anticipated future appreciation in value. Cryptocurrency and other digital asset market prices are determined primarily using data from various digital asset trading platforms, over-the-counter markets and derivative platforms. Momentum pricing may have resulted, and may continue to result, in speculation regarding future appreciation in the value of cryptocurrencies and other digital assets, inflating and making their market prices more volatile, and such effects may be material and adverse. As a result, cryptocurrencies, including BNB, and other digital assets may be more likely to fluctuate in value due to changing investor confidence in future appreciation (or depreciation) in their market prices, which could adversely materially affect the value of our cryptocurrency holdings and other digital asset inventory and thereby have a material adverse effect on our business, financial condition and results of operations and the market price of our common stock.
The emergence of DeFi subjects us to evolving risks and uncertainties relating to our investments and our services.
DeFi refers to a variety of blockchain-based applications or protocols that provide for peer-to-peer financial services using smart contracts and other technology rather than such services being offered by central intermediaries. There are various DeFi applications and protocols, each with its own unique risks and uncertainties. Common DeFi applications include borrowing/lending digital assets and providing liquidity or market making in digital assets and derivatives referencing digital assets. DeFi applications and ecosystems are demonstrating how public blockchains and smart contracts can revolutionize financial services, but the nascent technology comes with several risks that could materially and adversely affect our investments and trading strategies. It is difficult to quantify the amount of leverage that exists within the DeFi ecosystem and price volatility can result in deleveraging that moves asset prices dramatically. In addition, smart contracts may contain bugs which put funds at risk of theft or loss. Furthermore, in certain decentralized protocols, it may be difficult or impossible to verify the identity of a transaction counterparty necessary to comply with any applicable anti-money laundering, countering the financing of terrorism, or sanctions regulations or controls.

The complexity and interconnectedness of digital asset networks, applications and economic systems enables new forms of malicious attacks that leverage a feature or vulnerability of one system to attack another. Such an attack may take the form of a temporary manipulation of the price of certain digital assets that trigger second order behaviors, such as automatic collateral liquidations on decentralized applications or digital asset trading platforms. Such an attack could adversely affect investments. A malicious actor can exploit the structure of one or a series of smart contracts or applications in ways that do not technically constitute exploitation of a “bug” or flaw in the smart contract or application. For example, such an exploit has occurred repeatedly in the Ethereum DeFi ecosystem, whereby a decentralized trading platform or lending application is designed to reference an external pricing source of a particular digital asset to determine when to liquidate collateral. By manipulating the price of the particular digital asset on a third-party platform (such as a digital asset trading platform), the pricing source used by the decentralized trading platform or application is consequently manipulated, which then leads to uneconomic collateral liquidations on the decentralized trading platform or application. Such liquidations may be processed automatically and could have a material adverse effect on our investments and trading strategies and an adverse impact on the price of our common stock.
Loss or theft of private keys or breaches of our digital wallets could result in the permanent loss of our BNB and materially adversely affect our business.
Digital assets such as BNB are controllable only by the possessor of the unique private keys relating to the digital wallet in which the assets are held. Safeguarding these private keys is critical. If our private keys are lost, destroyed, stolen, or otherwise compromised, we may be unable to access some or all our BNB. Likewise, if the digital wallets used to store our BNB are hacked or otherwise breached, our assets could be diverted, and such losses may be irreversible.
Recovery of lost or stolen assets may be impossible, and remedies against custodians or service providers may be limited. Even if recourse were theoretically available, litigation or enforcement in the jurisdictions where such custodians are located may be uncertain, costly and time-consuming. Any loss of BNB due to key mismanagement, wallet compromise or other security failure could materially adversely affect our financial condition, results of operations and the price of our common stock.
Competition from central bank digital currencies and emerging payments initiatives involving financial institutions could adversely affect the value of BNB and other digital assets.
Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, BNB and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, BNB. As a result of any of the foregoing factors, the value of BNB could decrease, which could adversely affect the Company.
For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, BNB and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of BNB to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results and the price of our common stock.
The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of BNB and adversely affect our business.
As a result of our DAT Strategy, our assets will be concentrated in our BNB holdings. Accordingly, the emergence or growth of digital assets other than BNB may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed other major upgrades since then and may undertake additional upgrades in the future.

Other alternative digital assets that compete with BNB in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to BNB and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. On July 18, 2025, the GENIUS Act was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of “payment stablecoins” that are designed to be used as a means of payment and settlement. The GENIUS Act prescribes a regulatory framework that would further reduce uncertainty of the legal status and treatment of “payment stablecoins” or other digital assets in general and clarify in certain instances that such digital assets would not be treated or regulated as “securities.”
The reliance on open-source code by digital asset networks exposes us to risks related to competitive networks and products built on such code, the failure of individuals to maintain that code and discovery of security vulnerabilities that could threaten the ability of such networks to operate.
Digital asset networks are open-source projects and, although there may be an influential group of leaders in the network community, generally there is no official developer or group of developers that formally controls the digital asset network. Without guaranteed financial incentives, there may be insufficient resources to address emerging issues, upgrade security or implement necessary improvements to the network in a timely manner. If the digital asset network’s software is not properly maintained or developed, it could become vulnerable to security threats, operational inefficiencies and reduced trust, all of which could negatively impact the digital assets’ long-term viability and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.
The lack of legal recourse and insurance for digital assets increases the risk of total loss in the event of theft or destruction.
Digital assets that we have acquired and will acquire will not be insured against theft, loss or destruction. If an event occurs where we lose our digital assets, whether due to cyberattacks, fraud or other malicious activities, we may not have any viable legal recourse or ability to recover the lost assets. Unlike funds held in insured banking institutions, our digital assets would not be protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. If our digital assets are lost under circumstances that render another party liable, there is no guarantee that the responsible party will have the financial resources to compensate us. As a result, we and our stockholders could face significant financial losses.
The state, local and non-U.S. tax treatment of digital assets is unclear.
The taxing authorities of certain states (i) have announced that they will follow the Notice 2014-21 issued by the Internal Revenue Service with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. It is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for state or local tax purposes could result in adverse tax consequences to us and could adversely affect the price of digital assets.
The treatment of digital assets for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currency for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital assets for fiat assets. For instance, if a foreign jurisdiction with a significant share of the market of a digital assets users imposes onerous tax burdens on digital asset users, or imposes sales or value-added tax on purchases and sales of digital assets for fiat assets, such actions could result in decreased demand for digital currency in such jurisdiction, which could adversely affect the price of digital assets.

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
Additionally, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributors of BNB. Most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could have a material impact on the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price or trading volume of BNB on the Binance Exchange or other secondary markets. Further, to the Company’s knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB going forward; as such, prior conduct and indications of current intent are not necessarily indicative of future trading activities by these parties. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock.
BNB and BNB Chain have links to, and may be controlled by, Binance and its principals.
Binance has links to BNB and BNB Chain, and Binance has historically played a major role in BNB Chain’s development. Binance typically has among the highest trading volume of BNB for any global trading platform. Users of the Binance trading platform who pay trading fees in BNB receive a trading discount, and users who maintain a certain minimum balance of BNB on Binance’s trading platform may qualify to receive additional benefits, such as additional reduced fees, lower interest rates, higher borrowing limits, and other benefits, from Binance. (Binance, Fee Schedule, https://www.binance.com/en/fee/schedule (last visited October 15, 2025)). Concurrent with the launch of the Binance’s exchange in July 2017, Binance or its affiliates minted 200 million BNB tokens on the Ethereum blockchain using Ethereum’s ERC-20 functionality. These tokens were initially created for the purpose of allowing the holder of BNB to pay for fees incurred from the use of the Binance exchange, among other uses. Binance according to the Binance Exchange white paper V 1.1 (the “BNB white paper”) issued the 200 million BNB as follows: 10% (20 million BNB) to angel investors in Binance Ltd., 40% (80 million BNB) to the founding employees of Binance exchange subject to a 4 year schedule, and 50% (100 million BNB) in what the BNB white paper termed an “ICO” (an abbreviation of “Initial Coin Offering”) in exchange for Ethereum (ETH) or the equivalent Ethereum price in Bitcoin in three consecutive tranches from July 1, 2017 to July 21, 2017. Neither the Asset Manager nor the Company is aware of the precise extent that the employees, principals and angel investors of Binance and its affiliates have retained their BNB that they originally received in the BNB ICO, or what percentage of outstanding BNB is currently owned by Binance and its associated persons (following open-market purchases or otherwise), but there can be no assurance that they do not currently control a majority of outstanding BNB. If Binance and persons associated with it did in fact possess control of a majority of outstanding BNB, it would give them the corresponding ability to control validator selection via voting, and numerous other governance decisions relating to the future of BNB Chain and BNB, such as forks, future development roadmaps, scaling decisions, etc., which they could in theory choose to exercise in a way that benefits themselves or their interests. In the BNB white paper, Binance represented it would use the proceeds of the BNB ICO to develop the Binance exchange. Moreover, Binance has been responsible for operating the deflationary burning program for BNB tokens, which was a significant force in their market value. U.S. regulators have scrutinized burn mechanisms in past enforcement actions, with the SEC citing issuer-controlled burn programs as evidence of efforts to influence a cryptocurrency’s value consistent with securities characteristics. If regulators were to reach a similar conclusion regarding BNB’s burn mechanism, it could increase the likelihood that BNB would be classified as a security and subject to heightened regulatory restrictions, adversely affecting its liquidity and price.

Apart from the risks of potential centralized control, the perception that BNB Chain and BNB are associated with Binance could cause BNB’s value to be affected by developments involving or affecting Binance. For example, in 2023 the SEC filed a lawsuit against Binance, alleging, inter alia, that the offering and sale of BNB by Binance was an unregistered securities offering. The district court’s decision in SEC v. Binance Holdings Ltd. et al., 738 F.Supp.3d 20, 48-58 (D.D.C. Aug. 23, 2024), ruled that, while the SEC’s allegations regarding the manner in which Binance offered and sold BNB as part of the initial distribution of BNB were sufficient at the motion to dismiss stage, the SEC’s complaint did not include sufficient facts to support a plausible inference that any particular secondary sales of BNB satisfy the Howey test for an investment contract. In 2023, the Department of Justice, the Office of Foreign Assets Control, the Financial Crimes Enforcement Network, and the CFTC reached a series of settlements with Binance for charges involving violations of U.S. laws governing money laundering, sanctions, registration as a money services business, and registration under the Commodity Exchange Act, among others. If Binance were to subject to operating restrictions or was no longer able to facilitate trading in BNB, the liquidity and market value of BNB would be negatively affected, causing our common stock to decline in value. If BNB were no longer able to be used for trading fee discounts on Binance, the demand for BNB would be negatively affected, which would likewise negatively impact BNB’s market value and therefore the price of our common stock. Likewise, negative developments, publicity, or sentiment relating to Binance or its principals could affect market demand for, and value of, BNB.
Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.
Certain digital assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. Bitcoin’s blockchain has been in continual operation since its “genesis” block was mined in 2009. Many newer blockchains that enable smart contract functionality are built on a consensus algorithm known as “proof-of-stake,” including the current Ethereum network following the completion of its transition to a “proof-of-stake” model in 2022. Proponents believe that there are certain advantages to the use of “proof-of-stake” models; however, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including BNB Chain, and their associated digital assets (including the BNB held by the Company), have not been tested at scale over as long of a period of time or subject to as widespread use or adoption. This is in contrast with, for example, Bitcoin’s proof-of-work consensus mechanism.
“Proof-of-stake” blockchains, and their associated digital assets, may have undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, that might otherwise be apparent for a consensus protocol with a longer operational history, such as the bitcoin blockchain. If such problems were to occur, they could result in disrupted functions, or other unintended outcomes, which could further lead to (i) an outright failure that causes a total outage or disruption of network activity, or (ii) other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including the Company’s assets. Over the long term, there can be no assurance that the “proof-of-stake” blockchain on which the Company’s assets rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact our business, financial condition and results of operations and the price of our common stock.
The value of our common stock depends on the development and acceptance of BNB Chain. The slowing or stopping of the development or acceptance of BNB Chain may adversely affect an investment in our common stock.
Digital assets such as BNB were only introduced within the past 15 years, and the medium-to-long-term value of our common stock is subject to a number of factors over time relating to the capabilities and development of blockchain technologies, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers, validators and the potential for malicious activity. BNB itself was launched only in 2017. For example, the realization of one or more of the following risks could materially adversely affect the value of our common stock: digital asset networks, including BNB Chain, and the software used to operate them are in the early stages of development. Given the recentness of the development of digital asset networks, digital assets may not function as intended and parties may be unwilling to use digital assets, which would dampen the growth, if any, of digital asset networks. Because BNB is a digital asset, the value of our common stock is subject to a number of factors relating to the fundamental investment characteristics of digital assets, including the fact that digital assets are bearer instruments and loss, theft, compromise, or destruction of the associated private keys could result in permanent loss of the asset.
BNB Chain, including the cryptographic and algorithmic protocols associated with the operation of BNB Chain, has only been in existence since 2017, and BNB markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks that could materially adversely affect the value of our common stock:

●Digital assets, including BNB, are controllable only by the possessor of both the unique public key and private key or keys relating to the BNB Chain address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key
●Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as BNB Chain, would affect the ability to transfer digital assets, including BNB, and, consequently, their value.
●The foregoing notwithstanding, BNB Chain’s protocol is informally overseen by a collective of core developers who propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and validators were to adopt amendments to BNB Chain based on the proposals of such core developers, BNB Chain would be subject to new protocols that may adversely affect the value of BNB.
●To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in solved blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on BNB Chain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in a digital asset network.
●Many digital asset networks, including BNB Chain, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to BNB Chain and the value of BNB.
●Moreover, in the past, bugs, defects and flaws in the source code for digital assets have been exposed and exploited, including flaws that disrupted normal blockchain network or DApp and smart contract operations or disabled related functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying BNB Chain or BNB as an asset could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of BNB Chain or take the treasury’s BNB, which would adversely affect the value of our common stock. Moreover, normal operations and functionality of BNB Chain may be negatively affected. Such losses of functionality could lead to BNB Chain losing attractiveness to users, nodes, validators, or other stakeholders, thereby dampening demand for BNB. Even if another digital asset other than BNB were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of our common stock.
●BNB Chain is still in the process of developing and making significant decisions that will affect policies that govern the supply and issuance of BNB as well as other BNB Chain protocols. The open-source nature of many digital asset network protocols, such as the protocol for BNB Chain, means that developers and other contributors are generally not directly compensated for their contributions in maintaining and developing such protocols. As a result, the developers and other contributors of a particular digital asset may lack a financial incentive to maintain or develop the network, or may lack the resources to adequately address emerging issues. Alternatively, some developers may be funded by companies whose interests are at odds with other participants in a particular digital asset network. If BNB Chain does not successfully develop its policies on supply and issuance, and other major design decisions or does so in a manner that is not attractive to network participants it could lead to a decline in adoption of BNB Chain and price of BNB.
●Software applications running on top of BNB Chain (often referred to as “decentralized applications” or “Dapps”, whether or not decentralized in fact) and smart contract developers depend on being able to obtain BNB to be able to run their programs and operate their businesses. In particular, decentralized applications and smart contracts require BNB in order to pay the transaction fees needed to pay validators to execute transactions and smart contract operations. As such, they represent a significant source of demand for BNB. BNB’s price volatility (particularly where BNB prices increase), or BNB Chain’s wider inability to meet the demands of decentralized applications and smart contracts in terms of inexpensive, reliable, and prompt transaction execution (including during congested periods), or to solve its scaling challenges or increase its throughput, may discourage such decentralized application and smart contract developers from using BNB Chain as the foundational infrastructure layer for building their applications and smart contracts. If decentralized application and smart contract developers abandon BNB Chain for other blockchain or digital asset networks or protocols for whatever reason, the value of BNB could be negatively affected.
Moreover, because digital assets, including BNB, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this prospectus.

If validators exit BNB Chain, it could increase the likelihood of a malicious actor obtaining control.
Validators exiting the network could make BNB Chain more vulnerable to a malicious actor obtaining control of a large percentage of staked BNB, which might enable them to manipulate BNB Chain by censoring or manipulating specific transactions. If BNB Chain suffers such an attack, the price of BNB could be negatively affected, and a loss of confidence in BNB Chain could result. Any reduction in confidence in the transaction confirmation process or staking power of BNB Chain may adversely affect an investment in our common stock.
Blockchain technologies are based on theoretical conjectures as to the impossibility of solving certain cryptographical puzzles quickly. These premises may be incorrect or may become incorrect due to technological advances.
Blockchain technologies are premised on theoretical conjectures as to the impossibility, in practice, of solving certain mathematical problems quickly. Those conjectures remain unproven, however, and mathematical or technological advances could conceivably prove them to be incorrect. Blockchain technology companies may also be negatively affected by cryptography or other technological or mathematical advances, such as the development of quantum computers with significantly more power than computers presently available, that undermine or vitiate the cryptographic consensus mechanism underpinning BNB Chain and other distributed ledger protocols. If either of these events were to happen, markets that rely on blockchain technologies, such as BNB Chain, could quickly collapse, and an investment in our common stock may be adversely affected.
Due to the nature of private keys, BNB transactions are irrevocable and stolen or incorrectly transferred BNB may be irretrievable. As a result, any incorrectly executed BNB transactions could adversely affect our business, financial condition and results of operations and the price of our common stock.
BNB transactions are typically not reversible without the consent and active participation of the recipient of the transaction. Once a transaction has been signed with private keys, verified and recorded in a block that is added to BNB Chain, an incorrect transfer of cryptocurrency, such as BNB, or a theft of BNB generally will not be reversible and the Company may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the Company’s BNB or other assets could be transferred from the Company’s custodial accounts in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. To the extent that the Company is unable to successfully seek redress for such error or theft, such loss could adversely affect our business, financial condition and results of operations and the price of our common stock.
If a custodian’s internal procedures and controls are inadequate to safeguard the Company’s BNB holdings, and the Company’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Company will be unable to access its BNB, which could adversely affect our business, financial condition and results of operations and the price of our common stock. In addition, if the Company’s private key(s) is (are) misappropriated and the Company’s BNB holdings are stolen, including from or by a custodian, the Company could lose some or all of its BNB holdings, which could adversely impact our business, financial condition and results of operations and the price of our common stock.
Such events have occurred in connection with digital assets in the past. For example, in October 2022, an unidentified hacker or hackers found a bug in the BNB Smart Chain bridge’s code and used it to mint and withdraw about US$570 million worth of BNB tokens. Binance and the crypto community reacted quickly and were able to freeze most of the stolen money. However, around US$100 million worth of stolen assets were moved off-chain. To the extent that the Company is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Company’s BNB through error or theft, the Company will be unable to revert or otherwise recover incorrectly transferred BNB. The Company will also be unable to convert or recover its BNB transferred to uncontrolled accounts. To the extent that the Company is unable to seek redress for such error or theft, such loss could adversely affect our business, financial condition and results of operations and the price of our common stock.

BNB Chain’s decentralized governance structure may negatively affect its ability to grow and respond to challenges.
The governance of decentralized networks, such as BNB Chain, is by voluntary consensus and open competition. In other words, BNB Chain has no central decision-making body or clear manner in which participants can come to an agreement other than through voluntary, widespread consensus. As a result, a lack of widespread consensus in the governance of BNB Chain may adversely affect the network’s utility and ability to adapt and face challenges, including technical and scaling challenges. If a significant majority of users and validators adopt amendments to a decentralized network based on the proposals of core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset. However, BNB Chain would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in BNB Chain. As a general matter, the governance of BNB Chain generally depends on most of members of the BNB Chain community ultimately reaching some form of voluntary agreement on significant changes.
The decentralized governance of BNB Chain may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges. BNB Chain’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, validators, and developer talent to abandon BNB Chain or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of BNB to decline. If the BNB Chain community is unable to reach consensus in the future, it could have adverse consequences for the network or lead to a fork, which could affect the value of BNB.
We face risks relating to the potential compromise of BNB Chain and other cryptocurrencies’ network security by emerging technologies, including artificial intelligence and quantum computing, which may materially and adversely impact our operations and financial condition.
The security and integrity of BNB Chain and other cryptocurrencies’ network are fundamentally dependent on the robustness of its cryptographic algorithms. BNB and other cryptocurrencies’ protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, and prevent double-spending. Advances in emerging technologies, particularly artificial intelligence (“AI”) and quantum computing may pose significant risks to BNB Chain and other cryptocurrencies’ network’s security and operational stability.
Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning BNB Chain and other cryptocurrencies. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure the blockchain, such as elliptic curve digital signature algorithms (ECDSA). A sufficiently powerful quantum computer could potentially reverse-engineer private keys from public addresses or compromise the blockchain’s consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for BNB Chain.
AI may also pose indirect security risks. AI-driven cyberattacks, including advanced phishing schemes, autonomous malware, and intelligent blockchain analysis tools, could increase the sophistication and success rate of attacks targeting BNB and other cryptocurrencies’ users, exchanges, custodians, and node operators. The use of AI to exploit vulnerabilities in software, validator hardware, or network protocols could threaten the stability and reliability of the BNB and other cryptocurrencies’ ecosystem.
There can be no assurance that BNB and other cryptocurrencies’ current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, BNB Chain and other cryptocurrencies’ network may face challenges in adopting such technologies at scale, particularly given its decentralized governance structure. Any successful attack or perceived vulnerability arising from AI or quantum computing could materially and adversely affect the price, liquidity, and adoption of BNB and other cryptocurrencies and could negatively impact our business, financial condition and results of operations.

Any name change and any associated rebranding initiative by the core developers of BNB may not be favorably received by the digital asset community, which could negatively impact the value of BNB, our business, financial condition and results of operations and the price of our common stock.
From time to time, digital assets may undergo name changes and associated rebranding initiatives. For example, Bitcoin Cash may sometimes be referred to as Bitcoin ABC in an effort to differentiate itself from any Bitcoin Cash hard forks, such as Bitcoin Satoshi Vision, and in August 2024, MakerDAO, one of the largest decentralized finance protocols, rebranded to "Sky" and introduced new tokens to replace its established MKR governance token and DAI stablecoin. We cannot predict the impact of any name change and any associated rebranding initiative on BNB. After a name change and an associated rebranding initiative, a digital asset may not be able to achieve or maintain brand name recognition or status that is comparable to the recognition and status previously enjoyed by such digital asset. The failure of any name change and any associated rebranding initiative by a digital asset may result in such digital asset not realizing some or all of the anticipated benefits contemplated by the name change and associated rebranding initiative, and could negatively impact the value of BNB, our business, financial condition and results of operations and the price of our common stock.
Banks, financial institutions and BNB exchanges that our DAT Strategy relies on, may be located outside the United States, may not be subject to U.S. regulation, and may be less reliable than U.S.-equivalents.
In connection with the implementation of our DAT Strategy and the PIPE Transaction, the Company and/or Asset Manager entered into agreements with one or more U.S. state-chartered bank or other U.S. regulated financial institution to provide custodial, trading, and exchange-access services on our behalf. These banks or financial institutions may not be subject to U.S. federal regulation. These arrangements serve as an initial setup for our digital asset and certain fiat activities, including a cash deposit account for U.S. dollars. To increase yield, our service providers may subsequently migrate a substantial portion of related fiat and digital asset custody, trading, and yield-generation activities to offshore custodians or DeFi trading platforms, including U.S. dollar deposits. In addition, our trading and yield-generation activities, whether or not our accounts are held in custody at a U.S. regulated or regulated offshore custodian, are likely to require us to transfer digital assets and fiat currency to counterparties who may be unregulated and who may be located offshore. The use of such onshore unregulated or offshore custodians, banks, counterparties, and DeFi platforms, which may not be subject to U.S. regulation, would expose our assets to heightened risks, including: (i) counterparty risk and the potential insolvency of such custodians or DeFi trading platform operators, which may not be subject to capital, segregation, or supervisory requirements commensurate with those of the initial U.S. custodial, trading, and exchange-access service providers; (ii) regulatory and jurisdictional uncertainty, which could result in sudden changes to access or withdrawal rights; and (iii) increased risk of loss of, or inaccessibility to, our fiat or digital assets in the event of a custodial or bank failure, exchange freeze, government intervention or fraud. Any of these risks could materially and adversely affect our ability to safeguard our assets, reduce expected yields, and negatively impact our business, financial condition and results of operations as well as the price of our common stock.
Additionally, to the extent any of the Company’s activities involving BNB are conducted on BNB trading platforms outside the United States, trading on such exchanges is not regulated by any U.S. governmental agency and may involve certain risks not applicable to trading on U.S. exchanges. Certain foreign markets may be more susceptible to disruption than U.S. exchanges. These factors could adversely affect the performance of the Company and its common stock.
Our DAT Strategy may subject us to enhanced regulatory oversight.
Several spot BNB ETPs have received approval from the SEC to list their shares on a national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and will not expect to function in the manner of, a spot BNB ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our BNB holdings.
In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. If we are found to have purchased any of our BNB from bad actors that have used BNB to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in BNB by us may be restricted or prohibited.
We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our BNB holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our BNB holdings. These types of BNB -related transactions are the subject of enhanced regulatory oversight. These and any other BNB -related transactions we may enter into, beyond simply acquiring and holding BNB, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting BNB, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in BNB.
In addition, private actors that are wary of BNB or the regulatory concerns associated with BNB have in the past taken and may in the future take further actions that may have an adverse effect on our business, financial condition and results of operations and the market price of our common stock.
Regulatory changes or actions in foreign jurisdictions may affect the price of our common stock or restrict the use of BNB, validator activity or the operation of their networks or the global BNB markets in a manner that adversely affects our business, financial condition and results of operations and the price of our common stock.
Various foreign jurisdictions have, and may continue to adopt laws, regulations or directives that affect digital asset networks (including BNB Chain), the digital asset markets (including the BNB market), and their users, particularly digital asset exchanges and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict validating activity, including by regulating or limiting manufacturers’ ability to produce or sell semiconductors or hard drives in connection with BNB validating activities, it would have a material adverse effect on digital asset networks (including BNB Chain), the digital asset market, and as a result, adversely impact our business, financial condition and results of operations and the price of our common stock.
A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in cryptocurrencies illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict cryptocurrency trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in cryptocurrency mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to cryptocurrency miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill- suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), became law in 2023. The FSMB brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of MiCA in October 2022. MiCA came into effect in 2024, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.
Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of BNB. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change on the Company or BNB is impossible to predict, but such change could be substantial and adverse to our business, financial condition and results of operations and the price of our common stock.

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
Our success in the Fat Panda business will depend, in part, on our ability to manage our business and its growth. Any growth in, expansion of, or shift in the focus of our business, is likely to place a strain on our management and administrative resources, infrastructure and systems. As with acquired businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We will also need to hire, train, supervise, and manage existing and new employees. Prior to the acquisition our operations have been handled by a limited number of persons at one location. The acquisition brings into our company over thirty retail locations and a wide range of different products. Learning the new business and its processes will be time consuming and will increase management responsibilities and divert management attention from the historical business. We cannot assure that we will be able to:
●optimize our product offerings effectively or efficiently or in a timely manner, if at all;
●achieve expected synergies or other anticipated benefits;
●allocate our human resources optimally;
●meet our capital needs;
●identify and hire qualified employees or retain valued employees;
●effectively incorporate the components of any business or product line that we may acquire in our effort to achieve growth and income; or
●continue to grow our business.
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
Vaporizer products and related accessories comprise a significant portion of our product offerings through our retail outlets and within our manufacturing line up. These products represent core components of a niche market that is evolving rapidly, is characterized by a number of market participants and is subject to regulatory oversight and a potentially fluctuating regulatory framework. Rapid growth in the use of, and interest in, vaporizer products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty, including, but not limited to, changes in governmental regulation, developments in product technology, perceived safety and efficacy of our products, perceived advantages of competing products and sale and use of materials that can be vaporized. Therefore, we are subject to many of the business risks associated with a new enterprise in a niche market. Continued technical evolution, market uncertainty, evolving regulation and the resulting risk of failure of our new and existing product offerings in this market could have a material adverse effect on our ability to build and maintain market share and on our business, results of operations and financial condition. Further, there can be no assurance that we will be able to continue to compete effectively in this marketplace.
We depend on third-party suppliers for many of our products and may experience supply shortages which could have a material adverse effect on our business.
We depend on third-party suppliers for many of our vaporization products and accessory consumption products that we sell in our retail outlets. Our customers associate certain characteristics of our products, including the weight, feel, draw, flavor, packaging and other unique attributes, to the brands we market, distribute and sell. The selection of our inventory is important. In the future, we may have difficulty obtaining the products we need from our suppliers as a result of unexpected demand or production difficulties that might extend lead times, as well as constraints relating to our low cash position. Also, products may not be available to us in quantities sufficient to meet our customer demand. Any interruption in supply and/or consistency of these products may adversely impact our ability to deliver products to our customers, may harm our relationships and reputation with our customers, and may have a material adverse effect on our business, results of operations and financial condition. Interruptions in supply or consistency of products could arise for a number of reasons, including but not limited to economic and civil unrest, public health crises, embargoes, and sanctions.

We may enter into new markets or lines of business that offer new products, or may expand existing lines of business, which may subject us to additional risks.
From time to time, we may enter into new markets or lines of business that entail offering new products, or may expand existing lines of business. Our historical experience does not necessarily ensure that we will be able to successfully operate expanded lines of business or will be successful in launching new products or entering new markets. In addition, external factors, such as competitive alternatives, potential conflicts of interest, either real or perceived, and shifting market preferences, in addition to our lack of experience with or knowledge of new lines of business or markets may impact our implementation, expansion and operation of new and existing lines of business. Other related risks include:
●the potential diversion of management’s attention, available cash, and other resources from our existing businesses;
●unanticipated liabilities or contingencies;
●compliance with additional regulatory burdens;
●potential damage to existing customer relationships, lack of customer acceptance or an inability to attract new customers; and
●the inability to compete effectively in the new line or expanded line of business or in a new market.

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
We depend on fast and efficient shipping services to obtain our inventory and distribute our products that we manufacture. Any prolonged disruption of these services may have a material adverse effect on our business, financial condition and results of operations. Rising costs associated with transportation services used by us to receive or deliver our products, including tariffs, as well as delays as a result of factors outside of our control have had and may continue to have a material adverse effect on our business, financial condition and results of operations.

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
We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The vaporization products and consumption accessories industry is subject to changing consumer trends, demands and preferences. Therefore, products once favored may, over time, become disfavored by consumers or no longer perceived as the best option. Consumers in the vaporizer market have demonstrated a degree of brand loyalty, but suppliers must continue to adapt their products in order to maintain their status among customers as the market evolves. Our continued success depends in part on our ability and our supplier’s ability to continue to differentiate the brand names we carry at our locations and those that we own or license. Trends within the vaporization products and consumption accessories industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that have previously and may continue to affect consumer perception of our products include health trends and attention to health concerns associated with herbs, oils or other materials used with vaporizers, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new vaporization products or technology consumption accessories products that are currently being researched and produced by participants in our industry. For example, in recent years, we have witnessed a shift in consumer purchases from vaporizers designed for dry herbs to those designed for liquids or wax type concentrates. A failure to react to similar trends in the future could enable our competitors to grow or establish their brands’ market share in these categories before we have a chance to respond.

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
Our success depends, in part, on the quality and safety of the products we sell, including manufacturing issues, health concerns about the substances consumed using the products we sell, and unforeseen product misuse. Even a single incident of product defect or misuse, whether relating to products sold by us or just to our industry generally, could result in significant harm to our reputation. If any of our product offerings are found to be, or are perceived to be, defective or unsafe, or if they otherwise fail to meet our customers’ standards, our sales may be affected, and we could lose market share for our stores and/or become subject to liability claims to the extent a retailer could be responsible, any of which could result in a material adverse effect on our business, results of operations and financial condition.
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
As discussed under the heading “Government Regulations – Vaping Products” above, there has been increasing activity on the provincial and local levels with respect to scrutiny of vaporizer products. National, provincial and local governmental bodies have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations. If one or more of the provinces in which we operate bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of those products at locations therein, which could have a material adverse effect on our business, results of operations and financial condition.
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
In the ordinary course of business, we may become the subject of various claims, lawsuits and governmental proceedings seeking damages or other remedies concerning our commercial operations, the products we distribute, our employees and other matters, including potential claims by individuals alleging injury or other harm caused by the products we distribute. Some of these claims may relate to the activities of businesses that we have acquired, even though these activities may have occurred prior to our acquisition of the businesses. The products we distribute may contain lithium ion or similar type batteries that can explode or release hazardous substances. In addition, defects in the products we distribute could result in death, personal injury, property damage, pollution, release of hazardous substances or damage to equipment and facilities. Actual or claimed defects in the products we distribute may give rise to claims against us for losses and expose us to claims for damages.
We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:
●we may not be able to continue to obtain insurance on commercially reasonable terms;
●we may incur losses from interruption of our business that exceed our insurance coverage;
●we may be faced with types of liabilities that will not be covered adequately or at all by our insurance;
●our insurance carriers may not be able to meet their obligations under the policies; or
●the dollar amount of any liabilities may exceed our policy limits.
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

Risks Relating to Our Current Controlled Environment Agriculture Business
There is no assurance that we will be able to convert our backlog related to our controlled environment agriculture operations into revenue or make a profit.
While we continue our controlled environment agriculture business, we may be unable to convert the full contract value of our backlog in a timely manner, or at all. We inconsistently convert our backlog into revenue on a quarter-to-quarter basis. The performance of our obligations under a sales contract, and the timing of our revenue recognition, is dependent upon our customers’ ability to secure funding and real estate, obtain a license and then build their cultivation facility so they can use our services and take possession of the equipment we provide. Our sales contracts currently are not time specific as to when our customers are required to take delivery of our services and equipment. More recently, we determined that some of our new construction facility projects are becoming larger and more complex and, as a result, delays were more likely due to licensing and permitting, lack of, or delay in, funding, staged facility construction, and/or the shifting priorities of certain customers with multiple facility projects in progress at one time. Even if we obtain more customers, or increase the average size of our projects, there is no guarantee that we will be able to generate a profit. Because we are a small company with limited capital, limited products and services, and limited marketing activities, we may not be able to generate sufficient revenue to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.
Our operating results may fluctuate significantly based on customer acceptance of our services and products, industry uncertainty, project financing concerns, and regulatory requirements. As a result, period-to-period comparisons of our results of operations are unlikely to provide a good indication of our future performance.
Management expects that, under typical operating conditions, we will experience substantial variations in our revenues and operating results from quarter to quarter. This variance may change with fundamental changes in our operations.
In our controlled environment agriculture operations, we have been experiencing a decline in revenues, which has also affected our operating results. Our revenue recognition in our controlled environment agriculture operations is dependent upon shipment of the equipment portions of our sales contracts, which, in many cases, may be delayed while our customers complete permitting, prepare their facilities for equipment installation or obtain project financing. Uncertainty in the controlled environment agriculture industry, project financing concerns, and the licensing and qualification of our prospective customers, which are out of our control, make it difficult for us to predict when we will recognize revenue. If customers are unable to obtain licensing, permitting or financing, our sales and revenue will decline, resulting in a reduction in our operating income or possible increase in losses.
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
Our success depends on us achieving greater and broader acceptance of our products and services in our current and proposed business operations. This will require us to expand our industrial customer base and win larger contracts. There can be no assurance that customers will purchase our services or products or that we will continue to expand our customer base. If we are unable to effectively market or expand our product and service offerings, we will be unable to grow and expand our business or implement our business strategy. This could materially impair our ability to increase sales and revenue, and materially and adversely affect our margins, which could harm our business and cause our stock price to decline.

Our suppliers in our controlled environment agriculture operations could fail to fulfil our orders for parts used to assemble our products, which would disrupt our business, increase our costs, harm our reputation, and potentially cause us to lose our market.
We depend on third party suppliers around the world, including those in The People’s Republic of China ("PRC"), for materials used in our controlled environment agriculture operations, to assemble our products. Any of these suppliers could fail to produce products to our specifications or in a workmanlike manner and may not deliver the material or products on a timely basis. Our suppliers may also have to obtain inventories of the necessary parts and tools for production. Any change in our suppliers’ approach to resolving production issues could disrupt our ability to fulfil orders and could also disrupt our business due to delays in finding new suppliers, providing specifications and testing initial production.
Equipment failures or poor performance may negatively impact our business.
We rely on third party manufacturers for equipment used in controlled environment agriculture operations which we sell or lease. From time to time, such equipment may not perform to specifications or to our customers’ satisfaction. Such equipment deficiencies may lead to down time impacting our revenue. Further, frequent downtime at customers’ sites due to equipment failures may result in such customers generating less revenue and increasing credit default risk. In addition, these failures may also result in additional time spent by our personnel, decreasing profit margins on certain ancillary services.
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
The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977. Following the Supreme Court’s decision, the Trump Administration has implemented a baseline 10% tariff on imports from most U.S. trading partners, with significantly higher rates applicable to goods from specific countries and sectors. The U.S. Trade Representative has also proposed new Section 301 tariffs of 10% to 12.5% on goods from 59 countries and the European Union following an investigation into alleged forced labor-related trade practices. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Shifts in trade policy – whether through legislation, executive action, or international negotiation-could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations. As the PRC is a particular focus of the tariffs and trade policies, and the Company uses products from the PRC in its product offerings, we expect that there will be disruption in that aspect of our business. The progress and continuation of trade negotiations between the U.S. and China continues to be uncertain and a further escalation of the trade war remains a possibility. The imposed tariffs as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries have, and will continue to have, an adverse effect on our results of operations and profit margins. We are in the process of searching for alternative suppliers, but there is no assurance that we will be able to find other suppliers at a price that will be reasonable.
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
We may become subject to additional regulation of controlled environment agriculture facilities.
Our engineering and design services and solutions are focused on controlled environment agriculture facilities that are able to grow a wide variety of crops, such as leafy greens (kale, Swiss chard, mustard, cress), microgreens (leafy greens harvested at the first true leaf stage), ethnic vegetables and small fruits (such as strawberries, blackberries and raspberries), bell peppers, cucumbers, and tomatoes. Some of these crops and their growing methodologies are subject to regulation by the United States Food and Drug Administration, environmental agencies, public utility agencies and other federal, state or foreign agencies. Changes to any regulations and laws that complicate the design and engineering of a subject controlled environment agriculture facility, such as wastewater treatment and electricity-related mandates, make it possible that potential related zoning and enforcement could decrease the demand for our services, and in turn negatively impact our revenues and business opportunities.
The controlled environment agriculture industry is highly competitive, and we have less capital and resources than many of our competitors, which may give them an advantage in developing and marketing services and products similar to ours or make our services and products obsolete.
There are many competitors in the controlled environment agriculture industry. These companies generally offer products and services similar or the same as those offered by us. There can be no guarantees that in the future other companies will not enter this arena by developing products that are in direct competition with us or even superior in quality or price. The barriers to entry into the controlled environment agriculture industry are not insignificant. Over time we anticipate growth and intensity in our competition. Some of our current and future competition may have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical, sales and marketing resources. One or more of these qualities may allow them to respond more quickly than us to market opportunities. They may be able to devote greater resources to the marketing, promotion and sale of their products and/or services. Competitors may also adopt more aggressive pricing policies and make more attractive offers to clients, employees, strategic partners, distribution channels and advertisers. Increased competition is likely to result in price reductions, reduced gross margins and a potential loss of market share.
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
As a result of various factors affecting the controlled environment agriculture industry in which we operate, we have made employee reductions from time to time in the last several years. We believe we are operating as leanly as needed to be able to service our contract obligations. The mix of our current employees and their number may not be sufficient for our current needs and if we increase our business we will need additional employees, which may not be available. If we are not able to service our contract obligations, our business will suffer and we may be liable for contract damages.
System security risks, data protection breaches, cyber-attacks and systems integration issues could disrupt our internal operations or services provided to customers, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation and adversely affect our stock price.
Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack or otherwise exploit any security vulnerabilities of the products that we may sell in the future, especially our SentryIQ® sensors, controls and automation platform. The costs to us to eliminate or alleviate cyber or other security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in interruptions, delays, cessation of service and loss of existing or potential customers may impede our engineering, sales, manufacturing, distribution or other critical functions.
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
We maintain insurance to cover certain of our potential losses, and we are subject to various self-retentions, deductibles and caps under our insurance. We face the following risks with respect to our insurance coverage:

●we may not be able to continue to obtain insurance on commercially reasonable terms;
●we may incur losses from interruption of our business that exceed our insurance coverage;
●we may be faced with types of liabilities that will not be covered adequately or at all by our insurance;
●our insurance carriers may not be able to meet their obligations under the policies; or
●the dollar amount of any liabilities may exceed our policy limits.
Even a partially uninsured claim, if successful and of significant size, could have a material adverse effect on us. Finally, even in cases where we maintain insurance coverage, our insurers may raise various objections and exceptions to coverage that could make uncertain the timing and amount of any possible insurance recovery.
Risks Related to Our Common Stock
Our common stock may be delisted if we fail to comply with Nasdaq’s continued listing standards.
On May 7, 2026, we received written notice from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5620(a) for continued listing of shares of our common stock, due to our failure to hold an annual meeting within 12 months of our fiscal year end. As a result, we have submitted a plan to Nasdaq to regain compliance. If Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year ended April 30, 2026, or until October 27, 2026, to allow us to regain compliance.
Our plan of compliance with respect to the foregoing requirement setting forth, among other things, a proxy statement preparation and proxy solicitation timeline leading to our annual meeting of our shareholders. We cannot provide any assurance that we will be able to present a plan of compliance that will be accepted by Nasdaq. In the event our plan is not accepted, our securities may be subject to delisting and we will have the opportunity to appeal Nasdaq’s delisting determination to a hearings panel. We expect to organize an annual meeting in the coming weeks to regain compliance with the applicable Nasdaq Listing Rules.
If our common stock ultimately were to be delisted from Nasdaq for any reason, including because we cannot regain compliance with Nasdaq’s annual shareholder meeting requirement, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to its employees.
Our securities prices may be volatile and may decrease substantially.
The public trading prices of our securities fluctuate, in some cases substantially, and we expect that they will continue to do so. The price of our securities in the market on any particular day depends on many factors including, but not limited to, the following:
●our ability to maintain the listing of our securities on the Nasdaq Stock Market, and our ability to satisfy current continued listing standards;
●price and volume fluctuations in the overall stock market from time to time;
●investor demand for our shares and warrants;
●variations in our operating results and market conditions specific to our business;
●the emergence of new competitors or new technologies;
●operating and market price performance of other companies that investors deem comparable;
●changes in our Board or management;
●sales or purchases of our securities by insiders, including sales of our common stock issued to employees, directors and consultants under our equity incentive plans which were registered under the Securities Act under our S-8 registration statement;
●commencement of, or involvement in, litigation;
●actual or anticipated changes in our earnings, and fluctuations in our quarterly operating results;
●general economic conditions and trends; and
●departures of any of our key employees.
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

In addition, if the market for equity stocks of companies in our industry, or the stock market in general, experiences a loss of investor confidence, the market price of our securities could decline for reasons unrelated to our business, financial condition, or results of operations. If any of the foregoing occurs, it could cause the price of our securities to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to our Board and management.
Our Board is authorized to reclassify any unissued shares of our preferred stock into one or more classes, which could convey special rights and privileges to its owners.
Our articles of incorporation permit our Board to reclassify any authorized but unissued shares of preferred stock into one or more classes. Our Board will generally have broad discretion over the size and timing of any such classification, subject to a finding that the classification and issuance of preferred stock is in our best interests. In the event our Board opts to classify a portion of our unissued shares of preferred stock into a class of preferred stock, those preferred shares would have a preference over our common stock with respect to dividends and liquidation. The class voting rights of any preferred shares we may issue could make it more difficult for us to take some actions that may, in the future, be proposed by the Board and/or the holders of our common stock, such as a merger, exchange of securities, liquidation, or alteration of the rights of a class of our securities, if these actions were perceived by the holders of preferred shares as not in their best interests. These effects, among others, could have an adverse effect on your investment in our common stock.
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
Risks Related to Our Business and Operations
Shareholder activism has caused and will continue to cause us to incur substantial costs and divert management’s attention and resources and could disrupt our operations and the trading price of our common stock.
A stockholder of the Company, YZi Labs has launched a shareholder activism campaign against the Company . Among other public actions, YZi Labs has filed preliminary consent materials indicating its intent to solicit consents of our stockholders to expand the size of our Board and elect seven candidates identified by YZi Labs to fill the vacancies (the “Consent Solicitation”). In addition, YZi Labs has indicated its intent to nominate candidates at the Company’s next annual meeting of stockholders.
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
Our business has been negatively affected and the trading price of our common stock could be negatively affected by YZi Labs’ campaign because, among other things:

●responding to YZi Labs’ campaign has required and may continue to require substantial attention from our Board and management team that has distracted and may continue to distract their attention from our operations and strategic plans, which has disrupted and may continue to disrupt our operations;
●responding to YZi Labs’ campaign and managing the resulting impact on the Company has required us to engage legal, strategic and communications advisors, the costs of which have been and may continue to be significant and could negatively impact our financial results;
●YZi Labs’ campaign has created and may continue to create perceived uncertainties as to our future direction, strategy or leadership and may result in the loss of potential business opportunities, make it more difficult to attract and retain qualified directors, executives, other employees, investors and commercial and financial providers, and cause our stock price to experience periods of volatility or stagnation;
●claims made by YZi Labs have and may continue to harm our reputation, damage our relations with employees, investors and commercial and financial providers, or otherwise impair our business; and
●a deterioration in our relationship with YZi Labs, whose affiliates were involved in the creation of BNB and BNB Chain, and who we believe continues to hold substantial amounts of BNB, could negatively impact our digital asset treasury strategy or damage our reputation and be an impediment to potential relationships or opportunities involving BNB.
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
On December 26, 2025, the Board adopted a stockholder rights plan (the “Rights Plan”), which is currently scheduled to expire on December 26, 2026. While in force or if otherwise extended, the Rights Plan may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Rights Plan will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board. The Rights Plan is not intended to interfere with any merger or other business combination approved by the Board, but the Rights Plan may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions.
We are party to the AMA which contains terms that are materially adverse to our stockholders, and we may be unable to reform or terminate the AMA without incurring substantial costs despite pending litigation against the Asset Manager.
We are party to the AMA with the Asset Manager, pursuant to which the Asset Manager provides asset management and related services with respect to our digital assets in exchange for a management fee equal to 1.75% of our treasury asset net asset value, subject to certain adjustments. The AMA has a term of 20 years from its original execution date and contains a liquidated damages provision that, upon a termination by us for any reason, would accelerate and render payable fees representing nearly 20 years of future management fees. We believe these terms are not consistent with market practice for comparable asset management arrangements and are materially adverse to the interests of our stockholders.
Our Board sought to renegotiate the AMA to align its terms with market standards, including by proposing reductions to the management fee rate, a substantially shortened term and a commensurate reduction in liquidated damages. The Asset Manager did not agree to any of these proposed amendments and did not engage constructively or in good faith with our renegotiation efforts. Due to the restrictive terms of the AMA as currently in effect, our Board does not have the ability to unilaterally amend the AMA and cannot terminate the AMA without incurring a substantial break fee.
On May 22, 2026, we commenced litigation against the Asset Manager in the United States District Court for the District of Delaware, seeking a declaratory judgment that the AMA is void from inception as unconscionable and that all fees paid to the Asset Manager since inception be returned to us. Alternatively, we are seeking a declaration that the liquidated damages provision in the AMA constitutes an unenforceable penalty under applicable law. We cannot predict the outcome of this litigation or the timeframe in which it will be resolved. Litigation is inherently uncertain, costly and time-consuming, and an adverse outcome could leave us bound by the AMA’s existing terms for the remainder of its 20-year term, obligate us to continue paying fees that we believe are above market, and expose us to the liquidated damages provision in the event of any future termination. Even if we prevail in whole or in part, the litigation process may divert significant management attention and resources from our business operations.

For so long as the AMA remains in effect on its current terms, we will continue to incur management fees that we believe are excessive relative to market standards, which may adversely affect our financial condition and the value of our digital assets. Our inability to reform or terminate the AMA on acceptable terms could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.
The Company has identified material weaknesses in its internal control over financial reporting.
We have identified material weaknesses in our internal controls over financial reporting. Specifically, we lack a sufficient complement of personnel with accounting expertise and an adequate supervisory review structure commensurate with our financial reporting requirements, we have inadequate segregation of duties due to our limited number of accounting personnel, and we have insufficient controls to verify the accuracy and completeness of spreadsheets on which we place significant reliance for financial reporting, including with respect to revenue, taxes, stock-based compensation and other areas.
These weaknesses could result in errors or misstatements in our financial statements, which may not be detected in a timely manner. To note, we filed amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended October 31, 2025 and January 31, 2026 to restate our previously issued financial statements. We are actively working to remediate these weaknesses by enhancing our control environment, and we appointed a Chief Financial Officer effective March 9, 2026, which separates the principal financial and accounting officer function from the Chief Executive Officer role and is expected to strengthen our financial reporting capabilities, supervisory review structure and segregation of duties. However, we cannot assure you that these or other remediation measures will be sufficient to address the identified weaknesses or prevent future control deficiencies, particularly given our limited financial resources and the economic constraints associated with expanding our accounting staff and improving our financial systems.
The existence of these material weaknesses could adversely affect our ability to accurately report our financial condition and results of operations. It may also impact investor confidence, potentially leading to a decline in our stock price and increased scrutiny from regulatory authorities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
The Audit Committee of the Board oversees and evaluates our cybersecurity assessment and management policies. Our Chief Executive Officer conducts the regular assessment and management of material risks from cybersecurity threats, including review with our IT team and third party providers. All employees and consultants are directed to report to senior management with any irregular or suspicious activity that could indicate a cybersecurity threat or incident. Management offers cybersecurity updates to the Audit Committee on at least an annual basis, and more frequently if circumstances warrant. These briefings include assessments of risks, the threat landscape, and updates on any incidents. The Audit Committee actively engages with management on the development and implementation of cybersecurity policies and practices, offering insights and guidance.

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
We have not had any reportable cybersecurity breaches, including what we may perceive or recognize as cybersecurity incidents or credible threats during the twelve months ended April 30, 2026 and 2025. To date, as a result, there has not been any material adverse effect on our business operations or financial condition. If there is a cybersecurity attack and an infiltration of our files, data, customer data and the like, there would be a material adverse effect on our business, our reputation, our operations and financial condition. For example, our reputation would be damaged in the event of a cybersecurity infiltration. If there were a cybersecurity infiltration, we could lose access to our data which would disrupt our operations, and we even may not be able to operate. Such a loss of access might be temporary or permanent, and it might be localized or general. The level of disruption will depend on our backup systems. Our clients’ financial and other data could be taken and used against us reputationally or to damage our clients in different ways. In the latter instance, we may be liable for monetary damages to our clients. We may be held for cyber ransom, which would be loss to our financial resources. Our inability to operate, payment of damages, payment of ransom, and the costs of reparation of our systems, consultants and tangential expenses will all result in damage to our business and our financial resources.

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
We have 35 agreements to lease retail space, office and manufacturing space in Manitoba, Saskatchewan and Ontario, Canada. The earliest lease expiry date is September 30, 2026 and the latest expiry date is March 31, 2033. We currently have 41,274 square feet of retail space and 7,772 square feet of warehouse and office space. We anticipate expanding our number of retail stores in several provinces but believe our warehouse space is adequate for our current business. We will continue to evaluate our needs and make adjustments accordingly.

ITEM 3. LEGAL PROCEEDINGS
From time to time, in the normal course of business, the Company is subject to claims and legal proceedings. Litigation is inherently unpredictable, and the Company's assessments may change as matters progress. The Company expenses legal fees as incurred and records a liability for contingent losses when it is both probable that a loss has been incurred and the amount can be reasonable estimated. An unfavorable outcome to any matter, if material, could adversely affect the Company's financial condition, liquidity or results of operations.
On February 24, 2026, Abraham Gomez, an individual, filed a civil complaint in the Superior Court of the State of California, County of Tulare, captioned Abraham Gomez v. CEA Industries, Inc., et al., (Case No. VCU331863), against the Company and Hans Thomas, a former director of the Company. The complaint asserts various claims against the defendants, including claims for fraud, promissory estoppel, quantum meruit and unjust enrichment, arising from alleged investment-related discussions and alleged services purportedly performed for the benefit of the Company. The plaintiff seeks damages, including compensatory damages according to proof (which the complaint alleges exceed approximately $2.75 million), together with interest, attorneys' fees, costs and other relief. On March 27, 2026, the Company filed a Notice of Removal to the United States District Court for the Eastern District of California. On April 3, 2026, the Company filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. The Company’s motion to dismiss is fully briefed before the court and scheduled for oral argument on June 24, 2026. The Company intends to defend the action vigorously. At this preliminary stage of the matter, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the proceeding.
On or about April 17, 2024, Optima Consulting Services, LLC ("Optima"), a client of the Company under an equipment and engineering contract, notified the Company of a potential claim and demanded mediation. On or about October 28, 2024, Optima asserted claims for negligent/defective design and breach of warranty, alleging damages exceeding $2.0 million. The Company denied the claims, believing it satisfied all contractual obligations and that any issues were attributable to Claimant and/or third parties. The matter was mediated under the AAA process. Effective May 9, 2025, the parties entered into a settlement agreement under which all claims were resolved for a payment of $0.3 million by the Company. This settlement payment was funded by the Company's insurance coverage, except for $35,000 representing the deductibles, which was paid by the Company.

On October 20, 2023, Sweet Cut Grow, LLC and Green Ice, LLC, clients of the Company under an equipment contract and engineering contract, filed a demand for arbitration asserting claims for breach of contract, breach of warranty, and unjust enrichment, and seeking $1.0 million in damages, plus interest. The Company denied the claims and asserted a counterclaim. The Company believes it fulfilled all its contractual obligations and that any alleged issues related to the negligence of a third-party supplier. In April 2026, the Company settled the matter for $2.3 million. Our insurance covered $1.8 million, the equipment supplier paid $.2 million and the Company paid $.3 million. The settlement did not have a material adverse effect on the Company's financial condition or results of operations.
On May 22, 2026, the Company filed a complaint against the Asset Manager, in the United States District Court for the District of Delaware, regarding the Asset Management Agreement. The complaint seeks a declaration that the Asset Management Agreement is void from inception as unconscionable and orders all fees paid by the Company to 10X under the Asset Management Agreement since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the Asset Management Agreement, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock currently are quoted on Nasdaq under the symbol "BNC." In addition, we have two classes of publicly traded warrants to purchase shares of common stock that are quoted on Nasdaq under the symbols "BNCWW" and "BNCWZ."
Based on information made available to us by our transfer agent, at June 15, 2026, there were approximately 55 record holders of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company.
All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are "street name" or beneficial holders, whose common stock is held of record by banks, brokers and other financial institutions.
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
The table below summarizes the stock repurchase activity under our stock repurchase program during the three months ended April 30, 2026:

	Total Number of Shares Purchased(A)	Average Price Paid per Share(B)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
February 1, 2026 to February 28, 2026	545,386	$4.24	545,386	$234,331
March 1, 2026 to March 31, 2026	185,698	3.72	185,698	233,465
April 1, 2026 to April 30, 2026	287,879	2.90	287,879	232,735
Total for the Quarter Ended April 30, 2026	1,018,963	3.77	1,018,963
A.On September 22, 2025, our Board of Directors announced that they had authorized a stock repurchase program that provides for the repurchase of up to $250.0 million of our common stock, with no expiration from the date of authorization. Share repurchases under our stock repurchase program may be made through open market transactions, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws including through Rule 10b5-1 trading plans and under Rule 10b-18, subject to market conditions. Repurchases will be funded through a combination of cash on hand, future cash flow from operations, and borrowings under our debt obligations.
B.Average price paid per share for open market purchases includes broker commissions.

ITEM 6. [ RESERVED ]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Cautionary Statements" appearing elsewhere herein and the risks and uncertainties described or identified in "Item 1A – Risk Factors" in this Annual Report.
Introduction
CEA Industries Inc. is the largest publicly-traded DAT focused exclusively on BNB, the native token of the BNB Chain ecosystem. We seek to continue to build and manage the largest corporate treasury of BNB to provide institutional-grade exposure to BNB Chain and to generate income on our eligible BNB holdings through active treasury management, derivatives, or through Airdrops. We may also generate returns through additional digital asset-related activities such as validation and staking services, lending, and other DeFi protocols in the future, though we have not staked or pledged any BNB through April 30, 2026 aside from BNB pledged for our debt obligations. At April 30, 2026, we held 515,544 BNB tokens with an aggregate fair value of $317.3 million, and digital assets, primarily BNB, represented 94.6% of our total assets, while our Retail and Industry segment operating businesses represent a significantly smaller portion of our overall assets based on economic exposure.
Our strategy is built around a simple thesis: BNB is a scarce, utility-driven digital asset that serves as a core economic asset within one of the most active, and growing, blockchain ecosystems in the world. We seek to provide public equity market investors with exposure to BNB through a Nasdaq-listed, SEC-reporting company that combines direct BNB ownership, public company governance, audited financial reporting, treasury controls, custody infrastructure, and capital markets access. We view BNB as a strategic treasury asset and intends to continue evaluating opportunities to acquire additional digital assets as part of its capital allocation strategy.
We believe our platform is differentiated from direct token ownership, private digital asset vehicles, exchange-traded products, and operating companies that hold digital assets as part of a diversified treasury strategy. Our objective is not merely to hold BNB passively, but to build the leading public company platform for BNB ownership, treasury management, and participation in the BNB ecosystem.
We acquired Fat Panda on June 6, 2025 and continue to operate its core retail nicotine vape operations in Canada.
We have prepared the discussion of our results of operations for the fiscal year ended April 30, 2026 by combining the Predecessor and Successor results of operations and cash flows during the year ended April 30, 2026 ("Combined Annual Period") and comparing the combined data to the results of operations and cash flows of the Predecessor for the year ended April 30, 2025. We believe that the discussion of our combined operational results, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight operational changes for the Predecessor as well as accounting related items specific to the Successor.
Overview of DAT Strategy
Our DAT Strategy represents a significant departure from traditional corporate treasury strategies, which typically involve holding cash, cash equivalents, and short-term investments. Instead, our financial condition and results of operations are significantly influenced by changes in the market price of BNB. Digital asset markets have historically exhibited significant volatility and are subject to evolving regulatory frameworks and technological risks. As a result, fluctuations in the market price of BNB will have a material impact on our financial condition, results of operations, and the market price of our common stock. Investors should carefully consider the risks associated with our DAT Strategy described under "Part I, Item 1A – Risk Factors" in this Annual Report on Form 10-K.
On August 5, 2025, we launched the DAT Strategy following the closing of the PIPE Transaction that raised approximately $500.0 million in cash and digital assets, with up to $750.0 million of additional proceeds available through warrant exercises.
We operate the DAT Strategy through our wholly-owned subsidiary, CEA BRS LLC, a Delaware limited liability company, as a special purpose entity to hold and manage certain cryptocurrency assets in accordance with the DAT Strategy.
Our BNB holdings are held in custody through Ceffu, a non-U.S. institutional digital asset custody platform operating within the Binance ecosystem. Ceffu uses multi-party computation wallet infrastructure and maintains segregated account structures designed for institutional holders. While Ceffu operates as a separate entity from the Binance exchange, our custody arrangement creates concentration exposure to the broader Binance ecosystem. Disruptions to Ceffu’s operations, changes in its regulatory status, or adverse developments affecting the Binance ecosystem could materially impact our ability to access, transfer, or liquidate our BNB holdings.

Key Drivers of Results of Operations
Our results of operations are influenced by several key factors, including: changes in the market price of BNB and other ancillary digital assets held by us; fair value adjustments recognized under applicable accounting standards, including our issued warrants treated as liabilities; the generation of Airdrop income; operating expenses associated with maintaining our public company infrastructure; and strategic decisions regarding the acquisition, holding, or disposition of digital assets. Because we hold a substantial quantity of digital assets, particularly BNB, changes in the market price of BNB may significantly affect our reported earnings. These fluctuations may not reflect changes in our operating performance but instead reflect market-driven changes in the value of our digital asset holdings.
Historically, our results of operations also included significant transactional expenses we incurred in connection with our acquisition of Fat Panda, the PIPE Transaction, and our shareholder advisory expenses in connection with our Board committee reconstitution and shareholder activism; however, we do not anticipate incurring such costs in connection with our ongoing operations.
BNB Holdings
During the period from June 7, 2025 through April 30, 2026, we accumulated 515,544 BNB. During this same period, the market price of BNB declined significantly by 28.9%, from $865.99 weighted-average price we paid per BNB, to $615.38 per BNB at April 30, 2026. As a result, the aggregate fair value of our BNB holdings decreased from our $446.5 million cost basis to $317.3 million, driven by market price volatility rather than changes in the quantity of BNB held. The decline in BNB market prices had a materially greater impact on the carrying value of digital assets than the operating results of our Retail and Industry business during the same period.
In addition to changes in the market value of BNB tokens, we recognized a substantial decrease in Airdrop-related income associated with those holdings. We maintain eligibility to receive Airdrops distributed within the Binance ecosystem for those BNB tokens we hold at Ceffu, however Airdrop activity has declined since we launched our DAT Strategy. This substantial decline in Airdrop-related income reflects reduced Airdrop activity within the Binance ecosystem during the current period. While airdrop income contributed positively to results, it did not offset the impact of the decline in BNB market prices during the period from June 7, 2025 through April 30, 2026.
In addition to Airdrops, a portion of our BNB treasury yield has historically been generated through participation in Binance Launchpool and HODLer Airdrops – platform programs through which BNB holders receive newly issued tokens by locking or holding BNB. Since we launched our DAT Strategy, the frequency and scale of these programs declined materially compared to historical program periods, contributing to a reduction in platform-delivered yield through April 30, 2026. Taken together with the decline in Airdrop activity described above, these trends reflect a broader moderation in yield generation during the period. We cannot predict the timing, frequency, or magnitude of future Launchpool or HODLer Airdrop allocations, and continued reduction in these programs may adversely affect our treasury yield and results of operations.
Warrant Liabilities
Our warrant liabilities were also a significant driver of our reported results of operations for the period, and we believe they will continue to contribute meaningful volatility to our earnings, independent of our underlying operating performance. During the period from June 7, 2025 through April 30, 2026, we recognized a non-cash gain of $282.9 million related to our stapled warrant liability, which was a primary driver of net income. Because the fair value of these out-of-the-money warrants generally fluctuate inversely with the trading price and volatility of our common stock and the underlying digital assets, as well as the passage of time and changes in our assumptions about warrant exercise behavior that can change significantly from period to period, the resulting fair value adjustments can produce substantial non-cash gains or losses that do not reflect our core operating performance, and we caution investors that our reported net income or loss for any given period may be disproportionately influenced by these mark-to-market changes rather than by the underlying profitability of our operating segments.
Digital Asset Market Conditions
Our treasury strategy is designed to accumulate and compound BNB over time, with a focus on growing the value of our digital asset holdings on a per-share basis as a key long-term measure of shareholder value creation. Digital asset markets are inherently cyclical, and short-term price fluctuations — while material to our GAAP-reported results in any given quarter — do not alter our management's conviction in the long-term trajectory of BNB and the broader Binance ecosystem. We believe our disciplined approach to treasury management positions the Company to benefit from market recoveries while managing risk through custody, yield optimization, and strategic capital allocation.

During the period from June 7, 2025 through April 30, 2026, digital asset markets experienced periods of significant price volatility. The market price of BNB fluctuated in response to a variety of factors, including macroeconomic conditions, investor sentiment toward digital assets, developments affecting cryptocurrency exchanges and blockchain networks, and regulatory developments in the United States and other jurisdictions. Because we hold a significant quantity of BNB, changes in the market price of BNB had, and will continue to have, a substantial impact on our balance sheet and results of operations. Investors should consider that fluctuations in our financial results during the period were driven primarily by changes in digital asset market prices and Airdrop yield rather than changes in our operating activities.
Our Retail and Industry Business
We operate our Fat Panda and industrial climate control systems businesses within our Retail and Industry segment. At April 30, 2026, Fat Panda operates 34 retail locations, including 30 Fat Panda branded stores and 4 Electric Fog branded outlets, along with an e-commerce platform. Fat Panda also manufactures a proprietary line of premium e-liquids in-house and maintains a portfolio of trademarks and related intellectual property. Revenue from our industrial climate control systems business represents a relatively small portion of consolidated revenue, totaling $1.7 million for the period from June 7, 2025 through April 30, 2026.
Recent Developments
Restatements
On June 11, 2026, the management of the Company, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q for the (i) three months ended October 31, 2025, the period from June 7, 2025 through October 31, 2025 (the “Second Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on December 15, 2025 (the “Second Quarter Form 10-Q”) and (ii) three months ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026 (the “Third Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on March 16, 2026 (the “Third Quarter Form 10-Q” and together with the Second Quarter 10-Q, the “Quarterly Reports on Form 10-Q”) should no longer be relied upon.
The conclusion was based on the identification of an error in the calculation of the weighted-average number of shares outstanding used in determining basic and diluted EPS. The error resulted in an understatement of basic and diluted weighted-average shares outstanding, which in turn understated or overstated basic and diluted EPS. For the three months ended October 31, 2025, basic and diluted weighted average number of shares were understated by 2,214,508 shares and as a result, basic and diluted EPS were overstated by $0.21. For the Second Quarter Successor period, basic weighted average shares were understated by 1,857,056 shares and diluted weighted average shares were understated by 857,057 shares and as a result, basic and diluted EPS were overstated by $0.45. For the three months ended January 31, 2026, basic and diluted weighted average number of shares were understated by 2,376,236 shares and as a result, basic and diluted EPS were understated by $0.08. For the Third Quarter Successor period, basic weighted average shares were understated by 21,806,662 shares and diluted weighted average shares were understated by 21,806,663 shares and as a result, basic EPS was overstated by $4.26 and diluted EPS was overstated by $4.21. The error did not impact the Company's net income (loss), total assets, total liabilities, stockholders’ equity, revenue, cash flows, or net income (loss) available to common stockholders in each affected period.
On June 23, 2026, we restated our previously issued unaudited condensed consolidated financial statements for the second and third fiscal quarters of 2026 resulting from an error in the computation of weighted-average shares used to compute basic and diluted earnings (loss) per share, which it deemed material on June 11, 2026.
Nasdaq Compliance
On May 7, 2026, we received a letter from the Staff of Nasdaq notifying us that we no longer comply with Nasdaq Listing Rule 5620(a) for continued listing of shares of our common stock, due to our failure to hold an annual meeting within 12 months of our fiscal year end. As a result, we have submitted a plan to Nasdaq to regain compliance. If Nasdaq accepts our plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year ended April 30, 2026, or until October 27, 2026, to allow the Company to regain compliance
Our plan of compliance with respect to the foregoing requirement setting forth, among other things, a proxy statement preparation and proxy solicitation timeline leading to our annual meeting of our shareholders. We cannot provide any assurance that the Staff will accept our plan of compliance. In the event our plan is not accepted, our securities may be subject to delisting and we will have the opportunity to appeal the Staff’s delisting determination to a hearings panel. We expect to organize an annual meeting in the coming weeks to regain compliance with the applicable Nasdaq Listing Rules.

AMA Litigation
On May 22, 2026, we filed a complaint against the Asset Manager, in the United States District Court for the District of Delaware, regarding the Asset Management Agreement. The complaint seeks a declaration that the Asset Management Agreement is void from inception as unconscionable and orders all fees paid by us to the Asset Manager under the Asset Management Agreement since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the Asset Management Agreement, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.
Board and Executive Changes
On May 4, 2026, Anthony K. McDonald, our President and a member of our Board, resigned as our President and as a director of the Company. In exchange for a release of claims and Mr. McDonald’s agreement to certain covenants, including cooperation, Mr. McDonald will receive an aggregate of $0.3 million payable over 12 months and reimbursement for legal fees of up to $10,000. Mr. McDonald’s outstanding equity awards will remain in effect in accordance with their terms.
On June 10, 2026, Nicholas J. Etten, a member of the Board, resigned as a director of the Company. In exchange for a release of claims and Mr. Etten's agreement to certain covenants, including cooperation, Mr. Etten received a payment of $85,000 and will receive reimbursement for legal fees of up to $50,000. Mr. Etten's outstanding equity award will remain in effect in accordance with its terms.
Components of Results of Operation
Revenue
We earn revenues from the two operating businesses within our Retail and Industry segment:
●Retail sales of vaping products through our Fat Panda retail locations in Central Canada and e-commerce sales through Fat Panda's online platform and
●Sales of industrial climate control systems for the controlled environment agriculture industry.
Our revenues do not include any activities within our BNB Treasury Management segment, including the income we earn on our BNB holdings such as income earned from Airdrops.
Fat Panda
Revenues earned by Fat Panda from its retail stores at point of sale are presented at the stated sales price, gross of transaction costs such as credit card processing fees, and net of sales taxes and applicable sales discounts and promotions.
Industrial Climate Control System
We also earn revenue from the design, engineering, and sale of environmental control technologies and components for the controlled environment agriculture industry. Contracts may span multiple phases of a customer's project life cycle, from facility design and system engineering to equipment delivery and start-up, though we do not provide construction or installation services. Generally, we accept a customer's deposit to acquire the necessary equipment and recognize revenue only when we, or our supplier, ship the finished equipment and fulfill our contractual performance obligations.
Cost of Revenue
Like our revenues, our cost of revenue arises solely from our Fat Panda and Industrial Climate Control System businesses within our Retail and Industry segment and consist primarily of the cost of inventory sold, including certain labor costs and charges for inventory excess or obsolescence, shipping and handling costs, and applicable excise taxes.
Operating Expenses
Our operating expenses generally consist of fees we pay to the Asset Manager; selling, general and administrative expenses; and net realized and unrealized gains and losses on our digital assets, primarily on our BNB holdings. During the period from June 7, 2025 through April 30, 2026, we also incurred elevated advisory expenses in connection with a shareholder action.
Management fees to affiliate
We expense contractual asset management fees incurred in connection with the AMA for assets within our DAT Strategy on a monthly basis. Such fees are based on a tiered percentage of the value of those assets.

Selling, general and administrative expenses
Selling, general, and administrative expenses include costs incurred in the day-to-day operations of the business, including employee compensation and benefits, stock-based compensation issued to directors and employees, occupancy and facilities costs, professional and legal fees, insurance, advertising and marketing.
Shareholder advisory expenses
We incurred significant legal, strategic, and investor communications advisors costs in connection with our ongoing response to the shareholder activism campaign. YZi Labs filed preliminary consent solicitation materials seeking to expand the size of the Board and elect its own slate of director candidates, and stated its intent to nominate candidates at our next annual meeting of stockholders. As a result, we engaged advisors to protect shareholder interests and respond to the unsolicited proxy and consent solicitation activities. These matters have required significant time and resources from the Board and management and are expected to continue to do so in the near term.
Unrealized and Realized Loss on Digital Assets
Unrealized and realized loss on digital assets represents net unrealized and realized fair value gains and losses on our digital assets, primarily BNB holdings. Unrealized gains and losses result from the remeasurement of digital assets at fair value at each reporting date using quoted prices. Unrealized losses are driven primarily by fluctuations in the market price of our digital assets rather than changes in the quantity of digital assets held. Realized gains and losses are recognized upon the sale or other disposition of digital assets and are determined using the specific identification method.
Other affiliate operating expenses
Other affiliate operating expenses represent a liability recognized for an incentive award granted to our Chief Executive Officer in connection with a transition agreement, payable in a variable amount of cash in lieu of an equity incentive award.
Other Income, Net
Our other income represents the income or loss generated from non-operating activities, including the income we receive on our BNB holdings, as well as interest we pay on our debt obligations and changes in the fair value of warrants we've issued and treat as liabilities for accounting purposes. During the period from June 7, 2025 through April 30, 2026, we also incurred costs in connection with our acquisition of Fat Panda and our issuance of shares of our common stock and warrants as part of the PIPE Transaction.
Airdrop income
Represents income generated from new tokens or coins distributed by projects within the Binance ecosystem to our eligible BNB holdings. We hold the majority of our BNB tokens with Ceffu, a non-U.S. institutional digital asset custody platform operating within the Binance ecosystem, which enables us to maintain eligibility to receive airdrops. Airdrop income is measured at the fair value of the tokens received on the date of distribution. The timing, frequency, and magnitude of future airdrop allocations are determined by third-party projects and the Binance platform and are outside our control.
Gain on change in fair value of warrant liability
Non-cash gains or losses resulting from the remeasurement of our Stapled Warrants issued as part of the PIPE Transaction are treated as liabilities. Changes in fair value are driven primarily by fluctuations in the market price of the publicly-traded warrants as well as our assumptions around the implied volatility and other inputs used in our valuation model during periods when the publicly-traded warrants become less liquid. Generally, reductions in the market price of our common stock cause us to report unrealized gains since the warrants are more out-of-the-money and their value declines, and the reduced likelihood of warrant exercise reduces our liability. The fair value of the warrants are determined on a gross basis, and does not consider the value of the cash contribution to us upon exercise.
Interest expense, and interest expense to affiliate
Interest expense represents the interest payable by us on our outstanding debt obligations, including a $4.0 million bridge loan used to acquire Fat Panda, which we paid in full in December 2025, as well as convertible and non-convertible note payables also in connection with the Fat Panda acquisition. We include the amortization of debt discounts or premiums as well as applicable foreign currency translation adjustments associated with those instruments.

PIPE transaction costs
Costs incurred in connection with the PIPE Transaction, including legal, advisory, placement agent, and other transaction-related fees allocable to the Stapled Warrants, which are classified as liabilities and carried at fair value. We allocated remaining costs to additional paid-in capital, which did not impact net income.
Business combination expenses
These expenses represent transaction costs incurred in connection with the acquisition of Fat Panda, including legal, advisory, and other professional fees directly attributable to the business combination. These costs are expensed as incurred and are not capitalizable as part of the purchase price allocation.
Other income (expense), net
Other income and expense items include foreign currency transaction gains and losses arising from the our Canadian retail vape operations, interest income on cash deposits, and other non-operating items.
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

Consolidated Statements of Operations and Comprehensive Income

	Successor	Predecessor		Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	Increase (Decrease)
					$	%
Revenue	$26,407	$2,928	$29,335	$27,992	$1,343	4.8%
Cost of revenue	18,536	2,002	20,538	18,013	2,525	14.0
Gross profit	7,871	926	8,797	9,979	(1,182)	(11.8)

Operating expenses
Management fees to affiliate	5,010	—	5,010	—	5,010	n.m.
Selling, general and administrative expenses	25,618	905	26,523	8,819	17,704	200.7
Shareholder advisory expenses	4,644	—	4,644	—	4,644	n.m.
Unrealized loss on digital assets	130,315	—	130,315	—	130,315	n.m.
Realized loss on digital assets	1,293	—	1,293	—	1,293	n.m.
Other affiliate operating expenses	558	—	558	—	558	n.m.
Total operating expenses	167,438	905	168,343	8,819	159,524	n.m.
Operating income (loss)	(159,567)	21	(159,546)	1,160	(160,706)	n.m.

Other income (loss), net
Airdrop income	7,863	—	7,863	—	7,863	n.m.
Gain on change in fair value of warrant liability	282,920	—	282,920	—	282,920	n.m.
Interest expense	(697)	—	(697)	—	(697)	n.m.
Interest expense to affiliate	(143)	—	(143)	—	(143)	n.m.
PIPE Transaction costs	(14,551)	—	(14,551)	—	(14,551)	n.m.
Business combination expenses	(970)	—	(970)	—	(970)	n.m.
Other income (expense), net	18	—	18	(453)	471	n.m.
Total other income (loss), net	274,440	—	274,440	(453)	274,893	n.m.
Income before income tax expense (benefit)	114,873	21	114,894	707	114,187	n.m.
Income tax expense (benefit)	(372)	2	(370)	137	(507)	n.m.
Net income	115,245	19	115,264	570	114,694	n.m.
Other comprehensive income (loss)
Foreign currency translation adjustment	59	35	94	(1)	95	n.m.
Total comprehensive income	$115,304	$54	$115,358	$569	$114,789	n.m.
Revenues
While our revenues increased $1.3 million for the Combined Annual Period compared to the year ended April 30, 2025, $1.7 million of the increase relates to our Industrial Climate Control Systems business, which we omit from our historical results as those operations were not part of the Predecessor and therefore not comparable.

	Successor	Predecessor		Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	Increase (Decrease)
					$	%
Fat Panda
Retail	$23,574	$2,761	$26,335	$25,365	$970	3.8%
E-commerce	742	166	908	1,939	(1,031)	(53.2)
Other	379	1	380	688	(308)	(44.8)
Total Fat Panda	24,695	2,928	27,623	27,992	(369)	(1.3)
Industrial Climate Control Systems
Equipment and systems sales	1,538	—	1,538	—	1,538	n.m.
Other	174	—	174	—	174	n.m.
Total industrial climate control systems	1,712	—	1,712	—	1,712	n.m.
Total revenue, net	$26,407	$2,928	$29,335	$27,992	$1,343	4.8
Fat Panda
Revenue for the Combined Annual Period was $27.6 million, compared to $28.0 million for the year ended April 30, 2025, representing a decrease of $0.4 million, or approximately 1.3%. Retail revenue increased by $1.0 million as a result of increased prices driven by increases in Canadian provincial excise taxes that led to higher excise taxes paid by our customers, partially offset by a decline in volume primarily related to the price increases. The changes in Canadian provincial excise taxes also necessitated substantial changes to our webstore, which experienced prolonged downtime as we redesigned the webstore to comply with the new regulations. As a result, Fat Panda's e-commerce revenue declined $1.0 million as customers were unable to access the Fat Panda webstore and visits to the webstore have not yet returned to levels Fat Panda experienced prior to the webstore redesign as well as impacts from the aforementioned increased excise taxes. Other revenue declined $0.3 million from reduced business-to-business wholesale sales that did not provide attractive margins.
Industrial Climate Control Systems
We earned $1.7 million from the sale of Industrial Climate Control Systems, with $1.5 million representing the delivery of equipment systems under three new contracts and $0.2 million earned from related services provided.
Cost of Revenue
We recognized $2.0 million of costs associated with the $1.7 million in revenues we earned from our Industrial Climate Control Systems business, both of which we omit from presentation during Predecessor periods. The negative margin is a result of project management and manufacturing salaries and overhead exceeding the margin from equipment sales.
The following table presents the results of Fat Panda that relate to both Predecessor and Successor periods:
Fat Panda

	Successor	Predecessor		Predecessor	Increase (Decrease)
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	$	%
Fat Panda	$16,494	$2,002	$18,496	$18,013	$483	2.7%
Fat Panda's cost of revenue was $18.5 million for the Combined Annual Period, compared to $18.0 million for the year ended April 30, 2025, an increase of $0.5 million, or 2.7%. The increase was primarily driven by higher prices we paid for finished goods that we purchased for resale and are subject to increases in provincial excise taxes enacted in April 2025, partially offset by reduced purchases of discontined products.
Operating Expenses
All our operating expenses other than certain selling, general and administrative costs pertain to corporate and BNB Treasury Management business segment activities

	Successor	Predecessor		Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	Increase (Decrease)
					$	%
Management fees to affiliate	$5,010	$—	$5,010	$—	$5,010	n.m.
Selling, general and administrative expenses	25,618	905	26,523	8,819	17,704	200.7%
Shareholder advisory expenses	4,644	—	4,644	—	4,644	n.m.
Unrealized loss on digital assets	130,315	—	130,315	—	130,315	n.m.
Realized loss on digital assets	1,293	—	1,293	—	1,293	n.m.
Other affiliate operating expenses	558	—	558	—	558	n.m.
Total operating expenses	$167,438	$905	$168,343	$8,819	$159,524	n.m.
Selling, General, and Administrative Expenses

	Successor	Predecessor		Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	Change In
					$	%
Retail and Industry
Compensation expense	$5,374	$431	$5,805	$4,950	$855	17.3%
Professional and contractor fees	535	135	670	704	(34)	(4.8)
Advertising and marketing expense	193	63	256	622	(366)	(58.8)
Equity-based compensation	34	—	34	—	34	n.m.
Other	3,967	276	4,243	2,543	1,700	66.9
Total Retail and Industry	10,103	905	11,008	8,819	2,189	24.8
BNB Treasury Management
Compensation expense	245	—	245	—	245	n.m.
Professional and contractor fees	208	—	208	—	208	n.m.
Other	272	—	272	—	272	n.m.
Total BNB Treasury Management	725	—	725	—	725	n.m.
Corporate
Compensation expense	2,152	—	2,152	—	2,152	n.m.
Professional and contractor fees	5,056	—	5,056	—	5,056	n.m.
Advertising and marketing expense	4,938	—	4,938	—	4,938	n.m.
Equity-based compensation	43	—	43	—	43	n.m.
Other	2,601	—	2,601	—	2,601	n.m.
Total Corporate	14,790	—	14,790	—	14,790	n.m.
Total	$25,618	$905	$26,523	$8,819	$17,704	200.7
Retail and Industry
Our Retail and Industry segment includes the results of operations for both our Fat Panda and Industrial Climate Control Systems businesses. The Industrial Climate Control Systems operations, which we do not present in the Predecessor period and are therefore not comparable, incurred $0.6 million of compensation expense, $0.1 million of professional and contractor fees, and $0.6 million of other general and administrative expense during the period from June 7, 2025 through April 30, 2026.
The remaining $0.9 million increase in selling, general, and administrative costs relate to the operations of Fat Panda and includes increased expenses comprised of $1.7 million of accounting, audit, and consulting expenses, directors' and officers' insurance, and board fees, $0.6 million related to amortization of our acquisition of Fat Panda trade names, and $0.1 million of increased compensation. The increases were partially offset by declines of $0.4 million in travel, office, and other benefits related to prior ownership, $0.4 million in advertising and marketing, $0.3 million in shipping, and $0.4 million in other general and administrative costs.

BNB Treasury Management
We incurred $0.7 million of selling, general, and administrative costs that included $0.2 million in compensation expense for personnel supporting treasury operations, $0.2 million in professional and contractor fees related to custody and digital asset advisory services, and $0.3 million in other expenses, which included digital asset management fees and related operational costs, during the period from June 7, 2025 through April 30, 2026.
Corporate
During the period from June 7, 2025 through April 30, 2026, we incurred $14.8 million of selling, general, and administrative costs, which included $5.1 million of professional and contractor fees driven by legal, accounting, and advisory fees incurred for outsourced accounting integration support, public company reporting obligations, and other legal fees incurred in connection with ongoing legal matters, $4.9 million of advertising and marketing expenses incurred primarily in connection with our at-the-market program and investor relations activities, $2.2 million of compensation expense that included $1.4 million related to the transition agreement we entered into with our CEO on March 16, 2026 as well as the addition of other management. Additionally, we incurred other corporate expenses of $2.0 million in insurance costs associated with our expanded public company operations and $0.6 million of general corporate overhead.
Operating Expenses Applicable Solely to the Successor Period
Management fees to affiliate
We incurred $5.0 million of management fees under the AMA, representing tiered fees ranging from 1.4% to 1.8% of the fair value of assets within our DAT Strategy, which included our BNB holdings, with a weighted-average fair value of $330.2 million during the period from June 7, 2025 through April 30, 2026.
Shareholder advisory expenses
We incurred $4.6 million of professional fees for legal, strategic, and communications advice during the period from June 7, 2025 through April 30, 2026 as part of our ongoing response to an activist shareholder campaign, which have required significant time and resources from the Board and management.
Unrealized and Realized Loss on Digital Assets
We experienced unrealized losses of $130.3 million, of which $129.2 million related to a decline in the market value our BNB holdings and $1.1 million related to a decline in the market value of Bitcoin ("BTC"). In addition to these unrealized losses, we realized a loss of $1.3 million upon our disposition of BTC.
Other affiliate operating expenses
Other affiliate operating expenses represent the $0.6 million estimated fair value of a cash incentive award granted to Mr. David Namdar, our Chief Executive Officer, in connection with a transition agreement, payable in a variable amount of cash in lieu of an equity incentive award.
Other income (expense), net
Aside from a $0.5 million impairment of a note receivable from a party related to Fat Panda during the year ended April 30, 2025, substantially all non-operating income and expense relates to our acquisition of Fat Panda, the PIPE Transaction, and our DAT Strategy.

	Successor	Predecessor		Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Combined Annual Period	Year Ended April 30, 2025	Increase (Decrease)
					$	%
Airdrop income	$7,863	$—	$7,863	$—	$7,863	n.m.
Gain on change in fair value of warrant liability	282,920	—	282,920	—	282,920	n.m.
Interest expense	(697)	—	(697)	—	(697)	n.m.
Interest expense to affiliate	(143)	—	(143)	—	(143)	n.m.
PIPE Transaction costs	(14,551)	—	(14,551)	—	(14,551)	n.m.
Business combination expenses	(970)	—	(970)	—	(970)	n.m.
Other income (expense), net	18	—	18	(453)	471	n.m.
Total other income (loss), net	$274,440	$—	$274,440	$(453)	$274,893	n.m.
Airdrop income
We collected Airdrops valued at $7.9 million on our BNB holdings, based on the U.S. dollar equivalent of the token received. During the period from June 7, 2025 through April 30, 2026, Airdrop activity has decreased in the greater BNB ecosystem and there can be no assurance that activity will increase in the future as we cannot predict the timing or magnitude of future Airdrops, and continued reduction in Airdrops frequency or size could have an adverse effect on our results of operations.
Gain on change in fair value of warrant liability
We issued Stapled Warrants in connection with the PIPE Transaction, recognized as a liability under U.S. GAAP, and to which we allocated $305.0 million of value. Since the issuance, the market price of our common stock has declined and the Stapled Warrants began to trade separately on Nasdaq under the symbol "BNCWZ" in April 2026. Increases (decreases) in the market price of our common stock generally corresponds to a higher (lower) value of the Stapled Warrants, resulting in a loss (gain) on such warrants, as it becomes more (less) likely warrant holders will exercise their warrants. The fair value of the Stapled Warrants represent a gross value and do not offset amounts by the cash we would receive upon exercise of such warrants.
Interest expense
We incurred $0.7 million of interest expense incurred on a $4.0 million bridge loan we used to finance the acquisition of Fat Panda that we fully repaid in December 2025.
Interest expense to affiliate
We incurred $0.1 million of interest expense that included amounts paid as well as amortization of debt discount on a promissory note and convertible promissory note issued to the President of Fat Panda and current employee in connection with the Fat Panda Acquisition.
PIPE transaction costs
We incurred $23.9 million of legal, underwriting, and other costs in connection with the PIPE Transaction, of which we allocated $14.6 million to the Stapled Warrants that we recognized in the Consolidated Statements of Operations and Comprehensive Income while we reduced additional paid-in capital by the remaining $9.3 million.
Business combination expenses
We expensed $1.0 million of professional, advisory, and legal costs in connection with our acquisition of Fat Panda.

Income Tax Provision
Our income tax provision is generally not comparable between the Predecessor and Successor periods as the nature and amount of our pre-tax income substantially differs and the Predecessor is solely subject to Canadian federal and provincial tax jurisdictions whereas the Successor is also subject to U.S. federal, state and local taxes. Our effective tax rates were (0.3)%, 10.7%, and 19.4% for the period from June 7, 2025 through April 30, 2026, the period from May 1, 2025 through June 6, 2025, and the year ended April 30, 2025, respectively. Our effective tax rate for the period from June 7, 2025 through April 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to foreign statutory tax rate differences, particularly in the Cayman Islands where our income was not generally subject to tax, the impact of non-taxable gains on our warrant liability, and changes in our valuation allowance against deferred tax assets such as net operating loss carryforwards, and nondeductible expenses. See Note 9 to our Consolidated Financial Statements for further details.
Foreign Currency Translation Adjustment
Our Fat Panda business uses Canadian dollars as its functional currency while we use U.S. dollars as our reporting currency. As a result, we record other comprehensive income related to the difference of certain period-end amounts between the two currencies, though such adjustments have not historically been material.
Financial Condition, Liquidity and Capital Resources
At April 30, 2026, we held cash and cash equivalents of $3.1 million; 515,544 BNB tokens with a fair value of $317.3 million, of which we pledged 27,588, or $17.0 million, to borrow $10.0 million on May 1, 2026; and other digital assets with an aggregate fair value of $2.4 million, and we borrowed a total of $1.9 million consisting of notes payable to the prior owners of Fat Panda issued in connection with the related acquisition.
Our primary sources of liquidity include cash we receive from the sale of retail vape products and, to a lesser extent, the sale of industrial climate control system; cash received from our debt obligations; proceeds from the sale of shares of or common stock through at-the-market offerings or other capital raise activities; the cash we would receive from the exercise of our outstanding warrants if the market value of our common stock rises above the warrants' exercise price and such in-the-money warrants are not exercised on a cashless basis. We may also sell our digital assets, including BNB tokens, at their then-current market price for cash, but do not generally intend to sell BNB tokens for working capital purposes.
Our primary uses of liquidity include acquisitions of digital assets, primarily BNB tokens, repurchases of our common stock, repayment of our debt obligations, and payment of selling, general, and administrative costs to operate as a publicly-traded company. We may also use cash to acquire, or otherwise fund, operating or other businesses.
Historically, we have incurred substantial costs in connection with the PIPE Transaction and shareholder advisory costs in connection with recent shareholder activism. While there can be no assurance that we will not incur such costs in the future, we do not expect to incur such costs on a recurring basis over the long-term.
Digital Assets
We hold a significant portion of our liquid assets in digital assets, which are measured at fair value with changes recognized in earnings, further described in Note 4 to our Consolidated Financial Statements.
Our liquidity and capital resources are subject to substantial volatility in the market price of BNB and other digital assets. A decline in the market price of BNB or other digital assets would reduce the fair value of our digital assets and could adversely affect our ability to fund operations, invest in growth, or meet obligations as they come due. We manage this risk by maintaining fiat liquidity; however, these measures may not fully mitigate market, custodial, regulatory, or other risks. A 10.0% increase (decline) in the price of BNB at April 30, 2026, holding all other factors constant, would have resulted in an additional unrealized gain (loss) of approximately $31.7 million. These potential fluctuations significantly exceed the operating income or loss expected from our Retail and Industry segment.
Although digital assets may be traded on various cryptocurrency exchanges, the liquidity of these assets may vary depending on market conditions. Periods of significant volatility or market stress may reduce liquidity, widen bid-ask spreads, and limit our ability to sell digital assets at favorable prices. Our ability to generate liquidity from our digital assets may depend in part on our ability to sell digital assets in the market. If we were required to liquidate a significant portion of our BNB holdings to meet liquidity needs, such sales could adversely affect the market price of BNB and reduce the value of our remaining holdings. Management evaluates the Company's liquidity requirements on an ongoing basis and may determine to sell or otherwise utilize portions of its digital asset holdings to fund operations, pursue strategic opportunities, or satisfy other capital requirements.

Digital Asset Treasury Risk Management
We have implemented policies and procedures designed to manage risks associated with holding digital assets. These measures include the use of institutional custodial platforms, internal controls governing the authorization and execution of digital asset transactions, and monitoring market conditions affecting our digital asset holdings. Despite these measures, digital assets are subject to risks that differ from traditional financial assets, including cybersecurity risks, technological risks associated with blockchain networks, and the potential for rapid changes in market conditions. We continuously evaluate and update our risk management practices as our digital asset treasury strategy evolves.
At-the-Market Program
In August 2025, we entered into an at-the-market offering agreement (the "ATM Program"), under which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through our agent acting as our sales agent or principal. Sales under the ATM Program, if any, will be made by means of ordinary brokers' transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under this program, we have provided our agent with customary indemnification rights, and they are entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares made through, or to, the agent. We sold and issued 856,275 shares for $13.1 million in cash, gross of $0.2 million transaction costs, during the period from June 7, 2025 through April 30, 2026.
Share Repurchase Program
In September 2025, our Board authorized a share repurchase program pursuant to which we may repurchase up to $250.0 million of our common stock on a perpetual basis period from the date of authorization. We intend to fund the share repurchases through a combination of cash on hand, future cash flow from operations, and borrowings under our debt obligations. Under the share repurchase program, we may purchase common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of our stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. We repurchased and cancelled 3,242,210 shares of common stock at an average price per share of $5.36 for a total of $17.4 million, excluding $0.1 million transaction costs, during the period from June 7, 2025 through April 30, 2026.
Debt Obligations
Promissory Note
In connection with the Fat Panda Acquisition, we issued an interest-only promissory note in the principal amount of $0.8 million to the President of Fat Panda, bearing interest at a rate of 7.0% per annum, payable monthly. The Promissory Note matures in November 2026. We expect to satisfy this debt obligation at maturity with available cash on hand.
Convertible Promissory Note
We issued a convertible promissory note in the principal amount of $0.8 million to the President of Fat Panda, bearing interest at a rate of 7.0% per annum. The holder has the right to convert the outstanding principal amount of the convertible promissory note into shares of our common stock at a conversion price of $19.00 per share at any time on or before June 1, 2027. If no conversion election is made by the holder on or prior to such date, we are required to repay the entire outstanding principal balance plus accrued and unpaid interest in cash. To the extent the holder elects conversion, the settlement would not require the use of cash and would instead result in the issuance of additional shares of common stock.
Tax Indemnification Note
We issued a non-interest-bearing note in the amount of $0.4 million to the former Fat Panda shareholders that does not have a fixed maturity date. Within 15 days following the date on which the Canada Revenue Agency issues a letter confirming that a certain tax liability does not exist in connection with our acquisition of Fat Panda, we are required to repay the note, reduced by any taxes assessed, if any.

Other Debt Activities
We entered into a collateralized loan agreement on April 30, 2026 and pledged $17.0 million of BNB tokens, for which received $10.0 million USDC on May 1, 2026. Our ability to sell, transfer, or otherwise use the pledged digital assets is restricted for the duration of the borrowing, the proceeds from which we expect to use for share repurchases and working capital.
Summary of Cash Flows
The following summarizes our cash flow data for the each of the periods presented:

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Net cash provided by (used in) operating activities	$(26,622)	$(239)	$171
Net cash used in investing activities	(387,694)	(2)	(97)
Net cash provided by financing activities	405,779	—	—
Cash Flow from Operating Activities
For the Period from June 7, 2025 through April 30, 2026
Cash used in operating activities for the period from June 7, 2025 through April 30, 2026 was $26.6 million. We received $24.7 million in cash from Fat Panda vape sales and $1.7 million from the sale of industrial climate control system and related services, as well as $0.7 million in income tax refunds. We paid $19.9 million for inventory (which includes excise tax paid on inventory items purchased from suppliers), and excise taxes on production of $1.8 million. We also paid $7.6 million in cash compensation, $5.1 million for advertising and marketing, $4.6 million for asset management fees, $3.9 million for shareholder advisory costs, $5.1 million for other professional fees, $2.0 million for directors' and officers' insurance, other legal fees of $1.8 million, and $1.9 million for rent, utilities, insurance and other office expenses.
For the Period from May 1, 2025 through June 6, 2025
Cash used in operating activities for the period from May 1, 2025 through June 6, 2025 was $0.2 million. We received $2.9 million in cash from Fat Panda vape sales, for which we paid $2.4 million for inventory, including excise taxes on inventory items purchased from suppliers, $0.3 million in excise tax for produced items, and $0.4 million in cash compensation.
For the Year Ended April 30, 2025
Cash provided by operating activities for the year ended April 30, 2025 was $0.2 million. We received $26.8 million in cash from Fat Panda vape sales, for which we paid $16.2 million for inventory, including excise tax paid for finished items purchased from suppliers, and excise taxes on produced items of $1.4 million. Additionally, we paid $5.0 million in cash compensation, $1.2 million for rent, utilities, insurance and office expenses, $0.7 million in accounting, consulting and legal fees, $0.6 million in advertising and marketing, $0.4 million for shipping and postage, $0.4 million in travel and vehicle expenses, $0.3 million in income taxes paid, and $0.3 million for bank and credit card fees, and other expenses.
Cash Flow from Investing Activities
Cash used in investing activities for the period from June 7, 2025 through April 30, 2026 was $387.7 million, including $380.9 million paid to purchase digital assets and $10.6 million paid to acquire Fat Panda, partially offset by $3.7 million we received from the sale of digital assets.
Additionally, we purchased $— million, $— million, and $0.1 million of property and equipment during the period from June 7, 2025 through April 30, 2026, the period from May 1, 2025 through June 6, 2025, and the year ended April 30, 2025, respectively.

Cash Flow from Financing Activities
Cash provided by financing activities for the period from June 7, 2025 through April 30, 2026 was $405.8 million, including $433.8 million received from issuance of common stock and warrants from the PIPE Transaction, less $23.9 million paid for related costs, and $12.9 million received from the sale of our common stock under our at-the-market program, partially offset by $17.0 million we paid to repurchase shares of our common stock under our share repurchase program. Additionally, we received $3.9 million, net of issuance discounts, on $4.0 million bridge loan that we fully repaid during the period from June 7, 2025 through April 30, 2026.
Fat Panda, our accounting Predecessor, did not receive or pay any cash for financing activities during the period from May 1, 2025 through June 6, 2025 or the year ended April 30, 2025.
Other Changes in Financial Position
In addition to the changes in our financial position from April 30, 2025 to April 30, 2026 described in "—Results of Operations" and "—Summary of Cash Flows," the following activities also occurred:
●In connection with the PIPE Transaction, we received approximately $66.3 million of in-kind digital asset contributions from investors in exchange for the issuance of common stock and warrants.
●We issued 39,000 shares of our common stock, valued at $0.3 million, and issued related party seller notes totaling $1.4 million, net of discounts and a $0.4 million non-interest-bearing tax indemnification note as non-cash transactions in connection with our acquisition of Fat Panda. Our acquisition of Fat Panda also resulted in our acquisition of $5.2 million of identifiable intangible assets and $4.2 million of goodwill, reduced by $0.7 million of measurement period and foreign exchange rate adjustments that also resulted in corresponding adjustments to the estimated fair values of certain assets acquired and liabilities assumed.
●We repurchased $0.5 million of our common stock in connection with our share repurchase program that we had not yet settled with our broker at April 30, 2026.
●We issued 2,393,884 shares of our common stock upon cashless exercise of 3,831,719 warrants.
Commitments and Contingencies
See Note 11 to our Consolidated Financial Statements, included as part of this Annual Report, for a discussion of commitments and contingencies, including contractual payment obligations.
Known Trends and Uncertainties Affecting Our Business
Management is aware of several trends and uncertainties that may affect our financial condition and results of operations, including: continued volatility in digital asset markets; evolving regulatory frameworks governing digital assets and cryptocurrency exchanges; technological developments affecting blockchain networks and decentralized applications; and macroeconomic conditions affecting investor demand for digital assets. These trends may influence the market value and liquidity of BNB and other digital assets and may therefore materially affect our financial condition and results of operations.
Critical Accounting Estimates
The preparation of our Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported therein. In preparing these financial statements, our estimates and judgments are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting policy discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements, particularly as many of the critical policies relate to our DAT Strategy, for which we have little history with which to compare the accuracy of our estimates. These significant accounting policies are described more fully in Note 2 of our Consolidated Financial Statements.

Warrant Liabilities
We classify the Stapled Warrants issued in connection with the PIPE Transaction as liabilities measured at fair value. These were initially recorded at a fair value of $305.0 million at the date of issuance and are remeasured at each reporting period, with changes in fair value recognized in earnings. The determination of fair value requires significant estimates and assumptions, including expected volatility, risk-free interest rate, expected term. During the period from June 7, 2025 through April 30, 2026, we recognized a $282.9 million gain from changes in the fair value of warrant liabilities. Given the magnitude of the warrant liability and the sensitivity of the valuation to changes in the underlying assumptions, small changes in these inputs could result in material differences in the reported fair value. In April 2026, the Stapled Warrants began trading on Nasdaq under the ticker symbol "BNCWZ." Since management does not believe the Stapled Warrants trade with sufficient liquidity on which we can solely rely on the traded market price, we equal-weight the traded market price with its internal valuation model, with assistance from an independent valuation agent.
Digital Assets
We hold significant digital asset positions, including BNB, Bitcoin, Tether, and USDC, which are accounted for at fair value with changes recognized in earnings in accordance with ASC 350-60. Fair value is determined using observable, quoted market prices on principal exchanges, classified within Level 1 of the fair value hierarchy. While the fair value measurements themselves rely on observable inputs, management judgment is required in evaluating the determination of the principal market for each digital asset and in the valuation of digital assets received through non-cash transactions, including Airdrops. Additionally, management periodically reassesses whether the selected principal market continues to represent the most advantageous market for each digital asset. Key indicators monitored by management in this assessment include changes in trading volume, liquidity, and the availability of reliable pricing data across exchanges. During the period from June 7, 2025 through April 30, 2026, we acquired $455.0 million of digital assets, including $7.9 million of Airdrops for which we recognized non-cash income, and recognized unrealized and realized losses of $130.3 million and $1.3 million, respectively. Given the inherent price volatility of digital assets, changes in fair value between reporting periods could be material to our Consolidated Financial Statements.
Cash Incentive Award
We awarded a cash-settled incentive award that is classified as a liability and remeasured at fair value at each reporting period, with changes in fair value recognized in net income. The determination of fair value requires the use of observable inputs, including quoted market prices of our common stock, as well as significant unobservable inputs, including adjusted historical volatility of our common stock, for which we classify the cash incentive award within Level 3 of the fair value hierarchy and engage an independent valuation agent to assist us with these valuations. Changes in the assumptions used to determine fair value, particularly volatility, could result in materially different fair value amounts in future periods.
Goodwill and Intangible Assets
We account for business combinations under the acquisition method of accounting and allocate the purchase price we pay to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Any purchase consideration in excess of the fair value of net assets acquired is recorded as goodwill. We determine the fair value of tangible and identifiable intangible assets acquired and liabilities assumed using the best available information, which incorporates various estimates and assumptions, including, but not limited to, future expected cash flows, useful lives, discount rates, and royalty rates. These estimates are based on historical data, internal estimates, and external sources. Unanticipated events may affect the validity of these assumptions.
In connection with the Fat Panda Acquisition, we initially recorded $4.2 million of goodwill, reduced by $0.7 million of measurement period and foreign exchange rate adjustments, and $5.2 million of definite-lived intangible assets. The fair value of the intangible assets was determined based on the relief-from-royalty method, which required applying significant assumptions including the discount rate, revenue projections, the selected royalty rate, and estimated useful life. While we believe these assumptions to be reasonable and appropriate, changes in these estimates could result in different fair value amounts.

Goodwill
Goodwill represents the excess of the purchase price we paid to acquire Fat Panda over the fair value of identifiable net assets acquired. Goodwill is denominated in Canadian dollars, the functional currency of the acquired entity, and translated into U.S. dollars at each reporting date, with changes recognized in accumulated other comprehensive income (loss). Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill impairment testing purposes, we have determined that there is one reporting unit. During the quarter ended April 30, 2026, management performed a quantitative goodwill impairment test with the assistance of an independent third-party valuation firm. For purposes of this assessment, management estimated the fair value of the reporting unit using an equal weighting of the discounted cash flow method (income approach) and the guideline public company method (market approach), and determined that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, no impairment was identified. At April 30, 2026, the carrying value of goodwill was $3.5 million.
Definite-lived intangible assets
Definite-lived intangible assets consist of Fat Panda trade names, which are expected to contribute to the future cash flows of Fat Panda over its estimated useful life of 10 years, are amortized on a straight-line basis over its remaining expected useful life. Management periodically evaluates the remaining useful life and carrying value of the intangible asset to determine whether events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include significant adverse changes in the business climate, declines in revenue performance relative to historical results, changes to applicable legal, regulatory, or contractual provisions, and reductions in underlying operating cash flows. During the quarter ended April 30, 2026, management identified triggering events and performed a recoverability test under ASC 360-10 by comparing estimated future undiscounted cash flows of the asset group to its carrying value. Based on this analysis, management concluded that the undiscounted cash flows exceeded the carrying value and no impairment was recorded. As of April 30, 2026, the carrying value of definite-lived intangible assets was $4.8 million, net of accumulated amortization.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities. Management evaluates the realizability of deferred tax assets on a jurisdictional basis and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.
At April 30, 2026, we recorded a $4.0 million increase in our valuation allowance, primarily related to our results of operations in the United States, reflecting cumulative losses and updated forecasts of future taxable income. The valuation allowance remains affected by cumulative losses in certain jurisdictions and uncertainty about the timing of future reversals of deferred tax liabilities.
Future changes in the valuation allowance could materially affect our effective tax rate and results of operations.
We are subject to income taxes in the United States and Canada and subject to audit by taxing authorities. As part of the income tax provision, we evaluate our tax positions to determine whether it is more likely than not that such positions will be sustained upon examination based on their technical merits. For those positions that do not meet the recognition threshold, we record a liability for unrecognized tax benefits.
We account for uncertainty in income taxes under the recognition and measurement framework of ASC 740. An uncertain tax position is a position taken or expected to be taken in a tax return where there is uncertainty as to whether the relevant taxing authority would sustain the position upon examination.
Tax benefits are recognized only for positions that meet the more-likely-than-not recognition threshold, and the amount recognized is measured as the largest benefit that is greater than 50 percent likely to be realized upon settlement.
We record liabilities for unrecognized tax benefits related to these positions, as well as interest and penalties, where applicable. Changes in uncertain tax positions may result from new information, audit developments, expiration of statutes of limitation, or changes in tax law.
At April 30, 2026 and April 30, 2025, we had no unrecognized tax benefits under ASC 740.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CEA Industries Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CEA Industries Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CEA Industries Inc. (“the Company”) as of April 30, 2026 (Successor Company), and 2025 (Predecessor Company), the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the periods from June 7, 2025 through April 30, 2026 (Successor Company), and the period from May 1, 2025 through June 6, 2025, and the year ended April 30, 2025 (Predecessor Company), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 (Successor Company) and 2025 (Predecessor Company), and the results of its operations and comprehensive income and its cash flows for each of the periods from June 7, 2025 through April 30, 2026 (Successor Company), and the period from May 1, 2025 through June 6, 2025, and the year ended April 30, 2025 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Business Combination
Critical Audit Matter Description
On June 6, 2025, the Company acquired Fat Panda, Ltd., for an aggregate purchase price of $12.7 million. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction date. The Company utilized a third-party valuation specialist to assist in determining the fair value of the consideration granted and intangible assets acquired. We identified the estimation of the fair value of the consideration granted, assets acquired, and liabilities assumed in this acquisition as a critical audit matter.
We identified the valuation of the consideration given, assets acquired, and liabilities assumed as a critical audit matter due to the significant estimates and assumptions management made in determining the fair value of certain of these elements. This required a high degree of auditor judgment and increased effort when performing audit procedures to evaluate the reasonableness of the valuation methodologies applied and the assumptions used. In addition, the audit effort involved professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the following:
●Obtaining an understanding of management’s processes used to determine the fair value of assets acquired and liabilities assumed, including obtaining the valuation report prepared by a valuation specialist engaged by management to assist in the purchase price allocation, including determination of fair values assigned to acquired intangible assets, and examining the valuation methods used and the qualifications of the specialist.
●Evaluating whether significant assumptions used by management and the valuation specialist were reasonable and whether such assumptions were consistent with evidence obtained in other areas of the audit.
●Examining the completeness and accuracy of the underlying data supporting the significant assumptions and estimates used in the valuation report, including historical and projected financial information.
●Evaluating the accuracy and completeness of the financial statement presentation and disclosure of the acquisition.
Additionally, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.
Valuation of Warrants
Critical Audit Matter Description
As described in Notes 2, 6, and 8 to the consolidated financial statements, the Company issued stapled warrants during the period that are classified as liabilities and are required to be measured at fair value at each reporting period. At issuance and as of April 30, 2026, the warrant liabilities had fair values of approximately $305 million and $22 million, respectively.
We identified the valuation of these warrants as a critical audit matter due to the significant estimates and assumptions management made in determining their fair value, including the appropriateness of the valuation models utilized and the respective weighting between various models as applicable, and the appropriateness of model inputs, including market pricing information for the underlying shares and warrant, when applicable, expected volatility, the risk-free interest rate, and the expected holding period (term). This required a high degree of auditor judgment and greater effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions. In addition, the audit effort involved professionals with specialized skills and knowledge.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the following:
●Obtaining an understanding of management’s process for developing the valuation model and assumptions applied, as well as the use of a third-party valuation expert.
●Evaluating the reasonableness of the significant assumptions used in the valuation model, including market pricing information for the underlying shares and warrants, as applicable, expected volatility, the risk-free interest rate, the expected holding period (term), and the volume-weighted average price exercise threshold.
●Independently recalculating the fair value of the warrants using the contractual terms and the assumptions we tested, and comparing the results to the Company’s estimate.
Additionally, the Firm utilized professionals with specialized skills and knowledge to assist in the performance of these procedures.
/s/ Sadler, Gibb & Associates, LLC
We have served as the Company’s auditor since 2020.

Draper, UT
June 23, 2026

Table of Contents    CEA Industries Inc.
Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	Successor	Predecessor
	April 30, 2026	April 30, 2025
ASSETS
Current assets
Cash and cash equivalents	$3,061	$2,149
Inventory, net	4,040	3,294
Other current assets	3,127	1,016
Total current assets	10,228	6,459

Non-current assets
Digital assets, net of current portion	317,256	—
Intangible assets, net	4,800	—
Goodwill	3,538	—
Other non-current assets	2,024	2,585
Total non-current assets	327,618	2,585
Total Assets	$337,846	$9,044

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$5,290	$2,255
Current portion of operating lease liability	670	529
Related party note payable	1,083	—
Other current related party liabilities, at fair value	558	—
Other current related party liabilities	365	—
Other current liabilities	678	124
Total current liabilities	8,644	2,908

Non-current liabilities
Warrants	22,031	—
Related party note payable	753	—
Other non-current liabilities	1,642	1,375
Total non-current liabilities	24,426	1,375
Total liabilities	33,070	4,283

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock $0.00001 par value; 25,000,000 authorized; none issued and outstanding (Successor)	—	—
Common stock $0.00001 par value; 200,000,000 authorized; 42,607,962 shares issued and outstanding (Successor)	—	—
Common stock, no par value; unlimited authorized; 1,410 shares issued and outstanding (Predecessor)	—	—
Additional paid-in capital	231,274	—
Retained earnings	73,443	4,838
Accumulated other comprehensive income (loss)	59	(77)
Total shareholders’ equity	304,776	4,761
Total Liabilites and Shareholders' Equity	$337,846	$9,044
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents    CEA Industries Inc.
Consolidated Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025

Revenue	$26,407	$2,928	$27,992
Cost of revenue	18,536	2,002	18,013
Gross profit	7,871	926	9,979

Operating expenses
Management fees to affiliate	5,010	—	—
Selling, general and administrative expenses	25,618	905	8,819
Shareholder advisory expenses	4,644	—	—
Unrealized loss on digital assets	130,315	—	—
Realized loss on digital assets	1,293	—	—
Other affiliate operating expenses	558	—	—
Total operating expenses	167,438	905	8,819
Operating income (loss)	(159,567)	21	1,160

Other income (loss), net
Airdrop income	7,863	—	—
Gain on change in fair value of warrant liability	282,920	—	—
Interest expense	(697)	—	—
Interest expense to affiliate	(143)	—	—
PIPE Transaction costs	(14,551)	—	—
Business combination expenses	(970)	—	—
Other income (expense), net	18	—	(453)
Total other income (loss), net	274,440	—	(453)
Income before income tax expense (benefit)	114,873	21	707
Income tax expense (benefit)	(372)	2	137
Net income	115,245	19	570

Other comprehensive income (loss)
Foreign currency translation adjustment	59	35	(1)
Total comprehensive income	$115,304	$54	$569

Net income per share of common stock attributable to common shareholders
Basic	$2.52	$13.48	$404.20
Diluted	$2.52	$13.48	$404.20

Weighted average number of common shares outstanding
Basic	45,686,394	1,410	1,410
Diluted	45,797,971	1,410	1,410
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents    CEA Industries Inc.
Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands)

	Successor
	Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
June 7, 2025	802,346	$—	—	$—	$49,613	$(41,802)	$—	$7,811
Issuance of common stock, net
PIPE Transaction	41,754,478	—	—	—	185,776	—	—	185,776
Exercise of warrants	2,393,884	—	—	—	—	—	—	—
At-the-market	856,275	—	—	—	12,928	—	—	12,928
Fat Panda Acquisition	39,000	—	—	—	314	—	—	314
Repurchase of common stock, net	(3,242,210)	—	—	—	(17,434)	—	—	(17,434)
Equity-based compensation	4,189	—	—	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Net income	—	—	—	—	—	115,245	—	115,245
April 30, 2026	42,607,962	$—	—	$—	$231,274	$73,443	$59	$304,776

	Predecessor
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
April 30, 2025	1,410	$—	$—	$4,838	$(77)	$4,761
Foreign currency translation adjustment	—	—	—	—	35	35
Net income	—	—	—	19	—	19
June 6, 2025	1,410	$—	$—	$4,857	$(42)	$4,815

	Predecessor
	Common Stock		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
April 30, 2024	1,410	$—	$—	$4,268	$(76)	$4,192
Foreign currency translation adjustment	—	—	—	—	(1)	(1)
Net income	—	—	—	570	—	570
April 30, 2025	1,410	$—	$—	$4,838	$(77)	$4,761

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents    CEA Industries Inc.
Consolidated Statements of Cash Flows
(dollars in thousands)

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Cash flows from operating activities
Net income	$115,245	$19	$570
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	870	13	777
Equity-based compensation	77	—	—
Non-cash income from airdrops	(7,863)	—	—
Deferred tax liabilities	(798)	—	(134)
PIPE transaction costs	14,551	—	—
Realized loss on digital asset	1,293	—	—
Unrealized loss on digital assets	130,315	—	—
Change in fair value of warrant liabilities	(282,920)	—	—
Other, net	229	—	—
Changes in operating assets and liabilities:
Accounts receivable	189	53	(113)
Income taxes payable	952	2	(13)
Inventory	(431)	(363)	113
Prepaid expenses	851	7	(44)
Accounts payable and accrued liabilities	1,191	35	(759)
Lease liabilities	—	—	(639)
Deferred revenue	(373)	—	—
Royalty	—	(5)	(21)
Related parties	—	—	434
Net cash provided by (used in) operating activities	(26,622)	(239)	171

Cash flows from investing activities
Cash paid for acquisition of Fat Panda	(10,571)	—	—
Purchase of digital assets	(380,857)	—	—
Sale of digital assets	3,743	—	—
Purchases of property and equipment	(9)	(2)	(97)
Net cash used in investing activities	(387,694)	(2)	(97)

Cash flows from financing activities
Proceeds from notes payable	3,910	—	—
Proceeds from issuance of common stock and warrants in PIPE offering	433,755	—	—
Issuance cost of common stock and warrants in PIPE offering	(23,860)	—	—
Proceeds from issuance of common stock	12,928	—	—
Repurchase of shares	(16,954)	—	—
Repayments from notes payable	(4,000)	—	—
Net cash provided by financing activities	405,779	—	—
Net increase (decrease) in cash and cash equivalents	(8,537)	(241)	74
Effect of exchange rate changes on cash and cash equivalents	129	14	(2)
Cash and cash equivalents, beginning of period	11,469	2,149	2,077
Cash and cash equivalents, end of period	$3,061	$1,922	$2,149

Supplemental cash flow information
Cash paid for interest	$647	$—	$—
Cash paid for income taxes	—	—	285

Non-cash Investing and Financing Activities:
Issuance of common stock to acquire Fat Panda	$(314)	$—	$—
Accrued share repurchase liability	(480)	—	—
CRA indemnity note	365	—	—
Issuance of related party notes for Fat Panda acquisition	1,394	—	—
In-kind digital assets contribution received against issuance of equity and warrants in PIPE offerings	66,281	—	—
In-kind digital assets acquired from PIPE offerings proceeds	(66,281)	—	—
The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 1 — Nature of Operations
Description of Business
CEA Industries Inc. ("CEAI," or, together with its subsidiaries, the "Company" or "BNC") is a digital asset treasury ("DAT") focused exclusively on BNB, the native token of the BNB blockchain network ("BNB Chain"). Its primary business is to build and manage the largest corporate treasury of BNB to provide institutional-grade exposure to blockchain infrastructure and decentralized finance ("DeFi") and to generate income, such as new tokens or coins distributed by a project to a wide range of individuals in the crypto community ("Airdrops"), including to BNC in connection with its eligible BNB holdings, as well as continue its core retail nicotine vape operations. The Company may generate returns through additional digital asset-related activities such as validation services, lending, and other DeFi protocols in the future, though it has not staked any BNB thereto aside from BNB pledged for the Company's debt obligations (Note 5), through April 30, 2026.
As more fully described in "—Segment Reporting," the Company operates the following two business segments:
●BNB Treasury Management — Operations directly related to the Company's DAT strategy, including the acquisition, disposition, and management of the Company's BNB holdings or other digital assets such as Airdrops.
●Retail and Industry — Fat Panda's retail and distribution operations along with revenue and operating costs related to designing, engineering, and selling industrial climate control systems for controlled environment agriculture.
Formation and Organization
CEAI was incorporated under the laws of the State of Nevada on October 14, 2009, and is headquartered in Louisville, Colorado. Historically, CEAI operated a portfolio of consumer and industrial businesses, including industrial climate control systems for controlled environment agriculture.
On June 6, 2025 (the "Acquisition Date"), CEAI completed the acquisition of Fat Panda Ltd., a Canadian corporation, and its related entities ("Fat Panda") (the "Fat Panda Acquisition"), entering the Canadian retail nicotine vape industry. The Fat Panda Acquisition, completed before the Company commenced its DAT strategy, aligned with the Company's then-current strategy to focus on high-growth, regulated consumer markets and provide a vertically integrated infrastructure to support retail expansion and e-commerce capabilities. The Company changed its Nasdaq ticker symbol from "CEAD" to "VAPE" on June 13, 2025 in connection with its acquisition of Fat Panda.
In August 2025, the Company initiated a strategic transformation to adopt the current BNB-focused DAT strategy that commenced on August 5, 2025, following the closing of a private placement that raised $500.0 million (the "PIPE Transaction"), with up to $750.0 million additional proceeds available through warrant exercises (Note 6), and execution of an Asset Management Agreement ("AMA") to provide asset management and related services with respect to the Company's DAT strategy with 10X Capital Partners LLC ("Asset Manager") (Note 10). In connection with this strategic shift, the Company changed its Nasdaq ticker symbol from "VAPE" to "BNC" on August 6, 2025, reflecting the Company's strategic focus on BNB as its primary treasury reserve asset held by BNC BNB Cayman, a Cayman Islands exempt company, indirectly owned through the Company's wholly owned subsidiary, CEA BRS LLC, a Delaware limited liability company and the sole stockholder of BNC BNB Cayman (Note 8).
See Note 12 regarding the Company's entry into litigation with its Asset Manager after April 30, 2026.
Segment Reporting
During the second fiscal quarter of 2026, the Company introduced a new business line focused on the Company's DAT strategy, and appointed a new Chief Executive Officer, who serves as the chief operating decision maker ("CODM"). These changes triggered a reassessment of the Company's operating segments under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting. As a result of this reassessment, the Company determined that it operates two reportable segments: BNB Treasury Management and Retail and Industry (see "—Description of Business"). Comparative periods have been recast to reflect this change in segment composition. The CODM evaluates the financial performance of the business and makes resource allocation decisions based on these two distinct sources of business activity.
The CODM uses income (loss) from operations before provision for income taxes as the primary measure to assess segment performance. This measure is reviewed regularly by examining period-over-period trends, benchmarking against competitors, and monitoring budget versus actual results. The CODM also considers this metric when evaluating income generated from segment assets to determine whether to reinvest profits within the segment or allocate resources elsewhere within the Company.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following tables present, for each segment and consolidated total, the Company's revenues and significant expenses regularly provided to the CODM, reconciled to income (loss) from operations before provision for income taxes for each of the periods presented. Total segment assets provided to the CODM are also disclosed in the tables below for each period presented. Corporate activities are not considered an operating segment consisting primarily of corporate support functions that include capital and funding to support the business activities of the Company as well as costs and expenses not allocated to a line of business.

	Successor
	Period from June 7, 2025 through April 30, 2026
	Retail and Industry	BNB Treasury Management	Corporate	Total
Total revenue, net	$26,407	$—	$—	$26,407
Cost of revenue	(18,536)	—	—	(18,536)
Unrealized gain (loss) on digital assets	—	(130,315)	—	(130,315)
Realized gain (loss) on digital assets	—	(1,293)	—	(1,293)
Other income from Airdrops	—	7,863	—	7,863
Advertising and marketing expense	(193)	—	(4,938)	(5,131)
Compensation expense	(5,374)	(245)	(2,710)	(8,329)
Management fees to affiliate	—	(5,010)	—	(5,010)
Professional and contractor fees	(535)	(208)	(5,056)	(5,799)
Equity-based compensation	(34)	—	(43)	(77)
Gain from change in fair value of warrant liabilities	—	—	282,920	282,920
Interest expense and other income, net	(822)	—	—	(822)
Other segment expenses(A)	(4,937)	(272)	(21,796)	(27,005)
Income (loss) from operations before provision for income taxes	(4,024)	(129,480)	248,377	114,873
Total Assets	16,910	320,597	339	337,846

	Predecessor
	Period from May 1, 2025 through June 6, 2025
	Retail and Industry	BNB Treasury Management	Corporate	Total
Total revenue, net	$2,928	$—	$—	$2,928
Cost of revenue	(2,002)	—	—	(2,002)
Advertising and marketing expense	(63)	—	—	(63)
Compensation expense	(431)	—	—	(431)
Professional and contractor fees	(135)	—	—	(135)
Other segment expenses(A)	(276)	—	—	(276)
Income (loss) from operations before provision for income taxes	21	—	—	21
Total Assets	9,191	—	—	9,191

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Predecessor
	Year Ended April 30, 2025
	Retail and Industry	BNB Treasury Management	Corporate	Total
Total revenue, net	$27,992	$—	$—	$27,992
Cost of revenue	(18,013)	—	—	(18,013)
Advertising and marketing expense	(622)	—	—	(622)
Compensation expense	(4,950)	—	—	(4,950)
Professional and contractor fees	(704)	—	—	(704)
Other segment expenses(A)	(2,996)	—	—	(2,996)
Income (loss) from operations before provision for income taxes	707	—	—	707
Total Assets	9,044	—	—	9,044
A.Includes other selling, general, and administrative expenses such as occupancy expenses, maintenance expenses, utilities, depreciation and amortization expenses. Starting in the second quarter of 2026, other segment items also include business combination expenses, PIPE Transaction costs, insurance fees, and advisory fees.
Note 2 — Basis of Presentation and Significant Accounting Policies
Basis of Presentation
On the Acquisition Date, the Company acquired Fat Panda, Central Canada's leading retailer and manufacturer of vaping products, holding a significant market share across Manitoba, Ontario, and Saskatchewan. With 34 retail locations and an e-commerce platform, Fat Panda offers a wide range of high-quality vape devices and e-liquids, including its own premium in-house line.
The Company has been identified as the accounting acquirer ("Successor") in the Fat Panda Acquisition, and Fat Panda as the accounting predecessor ("Predecessor") in accordance with the acquisition method of accounting under ASC 805, Business Combinations. As a result of this designation, the financial statements reflect a change in reporting entity. Financial information for periods prior to the Acquisition Date represents the historical operations of Fat Panda because CEAI's operations prior to the acquisition were insignificant relative to those of Fat Panda. Financial information for periods beginning on and after the Acquisition Date reflects the operations of the combined entities under the control of the Company. The merger was accounted for as a business combination using the acquisition method of accounting. The Successor's financial statements reflect a new basis of accounting based on the fair value of the identifiable net assets acquired. Determining the fair value of certain assets and liabilities assumed involves significant judgment and the use of estimates and assumptions. See "—Business Combinations" below for additional information on the fair values of assets and liabilities recorded in connection with the Fat Panda Acquisition.
As a result of applying the acquisition method of accounting at the Acquisition Date, the accompanying consolidated financial statements include a black line division to distinguish between the Predecessor and Successor reporting entities. These entities are presented on different bases and are therefore not comparable. The lack of comparability is primarily due to the impacts of the Fat Panda Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor's consolidated financial statements.
The accompanying consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of CEA Industries Inc. and its consolidated subsidiaries.
In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.
Certain prior period amounts have been reclassified to conform to the current period's presentation. In particular, the Company has separated components of selling, general, and administrative expenses related to depreciation and amortization as well as management fees to affiliate.
Consolidation
The Company consolidates those entities over which it controls significant operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities ("VIEs") in which the Company is determined to be the primary beneficiary.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The analysis as to whether to consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders, the relation of the equity holders to each other and a determination of the primary beneficiary in entities in which the Company has a variable interest. These analyses involve estimates, based on the assumptions of management, as well as judgments regarding significance and the design of entities.
VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The Company monitors investments in VIEs and analyzes the potential need to consolidate the related entities pursuant to the VIE consolidation requirements. These analyses require considerable judgment in determining whether an entity is a VIE and determining the primary beneficiary of a VIE since they involve subjective determinations of significance with respect to both power and economics. The result could be the consolidation of an entity that otherwise would not have been consolidated or the deconsolidation of an entity that otherwise would have been consolidated. See Note 7 for more information regarding the VIEs in which the Company holds an interest.
Segments
The Company operates through two operating and reportable segments, which reflects how the CODM allocates resources and assesses performance. (Note 1)
Risks and Uncertainties
In the normal course of business, the Company is subject to risks and uncertainties common to companies in its industries, including, but not limited to, changes in general economic conditions, customer demand, supplier relationships, regulatory developments, competition, liquidity, and access to capital. The Company’s operating results and financial condition may also be affected by volatility in digital asset markets, including changes in the fair value and liquidity of its BNB holdings and other digital assets held by the Company, as well as evolving laws, regulations, custody practices, exchange practices, and accounting guidance applicable to digital assets. These factors could materially affect the Company’s future results of operations, cash flows, liquidity, and financial position.
Concentrations
BNB Holdings
The Company’s digital asset holdings were substantially concentrated in its BNB holdings, which is its primary treasury reserve asset. Since a significant portion of the Company’s assets consists of BNB, adverse changes in the market price, liquidity, custody environment, regulatory treatment, or broader adoption of BNB or the BNB ecosystem could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and liquidity.
All of the Company's BNB holdings not pledged as collateral are held in custody through the Company’s sole custodian, Ceffu, a non-U.S. institutional digital asset custody platform operating within the Binance ecosystem. Ceffu utilizes a multi-party computation wallet infrastructure and maintains segregated account structures designed for institutional holders. While Ceffu operates as a separate entity from the Binance exchange, the Company's custody arrangement creates concentration exposure to the broader Binance ecosystem. Disruptions to Ceffu's operations, changes in its regulatory status, or adverse developments affecting the Binance ecosystem could materially impact the Company's ability to access, transfer, or liquidate its BNB holdings.
Fat Panda Suppliers
Fat Panda sources inventory, including raw materials and finished goods, from multiple suppliers. However, two suppliers accounted for 42.0% and 37.0% for the period June 7, 2025 through April 30, 2026, 42.0% and 37.0% for the period May 1, 2025 through June 6, 2025, and 42.0% and 39.0% during the year ended April 30, 2025, respectively, of inventory purchases. Loss of one, or both, suppliers could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and liquidity.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Foreign Currency Translation
The Company's consolidated financial statements are presented in U.S. dollars ("USD"). Financial statements of foreign subsidiaries are translated into USD using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within the consolidated financial statements. The Company's functional currency is USD, except for Fat Panda that uses Canadian dollars ("CAD").
Use of Estimates and Assumptions
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of project installations, warranty claims, product returns, promotional programs, and other variable consideration that significantly impacts revenue; inventory obsolescence, cost allocation, and impairment that significantly impacts costs of revenue; determinations of fair value of digital assets, including the value of tokens received from Airdrops that impact realized and unrealized digital asset gains or losses; volatility of the Company's stock that significantly impacts the fair value of warrants accounted as liabilities as well as warrants and other forms of compensatory equity awards that impacts such compensation expense or changes in liability fair value; the fair value of acquired tangible and intangible assets and liabilities assumed that significantly impacts goodwill and amortization of definite-lived intangible assets; estimates regarding trade accounts receivable that impact impairment and allowances for related losses; the useful lives of tangible and intangible assets; estimates of future taxable income and deductibility of compensatory warrants that impact current and deferred tax assets and liabilities and related tax provisions; and the outcome of litigation that may impact losses, expenses, or other items, including transactions with the Company's Asset Manager. Actual results may ultimately differ materially from those estimates.
Accounting Changes
Change in Accounting Principle for Payment Stablecoins
In April 2026, the Company voluntarily elected to change its method of accounting for certain payment stablecoins that (a) provide holders with enforceable rights to, or claims on, underlying cash and cash equivalents, (b) are readily convertible into known amounts of cash, and (c) present insignificant risk of changes in value because of changes in interest rates. Specifically, the Company now classifies such payment stablecoins as cash equivalents instead of crypto assets.
USD Coin ("USDC") is a digital dollar fully reserved by highly liquid cash and cash-equivalent assets as a covered stablecoin, as defined by the U.S. Securities and Exchange Commission ("SEC"), and is thus readily redeemable for USD on a 1:1 basis. Circle, a blockchain-based treasury and payments financial technology provider reserved the majority of USDC in the Circle Reserve Fund (USDXX), a SEC-registered 2a-7 government money market fund, and the Company primarily transacts USDC on Circle Mint.
The Company believes the reclassification of USDC to cash equivalents is preferable because it better reflects its economic substance, risks, and liquidity characteristics of cash equivalents and has applied this change in accounting principle retrospectively to all periods presented, including in the Consolidated Statements of Cash Flows; however, all such changes occurred within the period from June 7, 2025 through April 30, 2026. This reclassification had no effect on previously reported total assets, total liabilities, equity, net income, or earnings per share for any period presented.
Significant Accounting Policies
Fair Value Measurement
U.S. GAAP requires the categorization of the fair value of financial instruments into three broad levels that form a hierarchy, based on the transparency of inputs to the valuation to estimate the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Level	Measurement
1	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
2
Inputs are other than quoted prices that are observable for the asset or liability as level 1 inputs, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

3	Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

The Company follows this hierarchy for the fair value measurement of applicable assets and liabilities, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes the Company's asset and liability fair value hierarchy at April 30, 2026:

Level	Asset or Liability	Measurement
1	Cash and cash equivalents	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs. For USDC, fair value estimated at parity with USD.
	Digital Assets	Estimates of fair value are measured using observable, quoted market prices on principal exchanges, or Level 1 inputs, on Binance exchange for BNB, Bitcoin ("BTC"), and Tether ("USDT").
3	Warrant Liabilities
Estimates of fair value are measured using observable, quoted market prices on Nasdaq Capital Markets traded under BNCWZ that started trading on April 15, 2026, but are not actively traded at April 30, 2026, as well as unobservable inputs, including adjusted historical volatility of shares of the Company's common stock.

Cash Incentive Award
Estimates of fair value are measured using observable, quoted market prices of shares of the Company's common stock as well as unobservable inputs, including adjusted historical volatility of shares of the Company's common stock.

Intangible Assets & Goodwill
Estimates of fair value of Fat Panda's trade name and goodwill recorded from the Fat Panda Acquisition are based upon discounted future cash flows of Fat Panda. Carrying value represents the lower of carrying value or impaired fair value if undiscounted cash flows are less than the carrying value at the date of the impairment assessment.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of the Company's Level 3 financial instruments. The Company's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of assets or liabilities in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that asset or liability. At April 30, 2026, the Company's valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management.
Valuation of Digital Assets — The Company has designated the Binance exchanges as its principal markets for its digital assets as the markets to which it has access and that provides the greatest volume and level of orderly transactions for its respective digital assets. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines. For digital assets that trade continuously across global markets, the Company applies a consistent valuation cut-off at midnight Coordinated Universal Time ("UTC") on the reporting date to determine fair value. All of the Company's digital assets are held by BNC BNB Cayman, and the principal market for each asset is determined based on the markets accessible to this subsidiary.
Valuation of Warrant Liabilities — Management considers the Stapled Warrants (Note 6) issued together with shares in connection with the PIPE Transaction and redeemable for the Company's equity as Level 3 liabilities in the fair value hierarchy as liquid markets exist for such liabilities, but the instruments do not actively trade. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the Company's warrants, which includes a Monte-Carlo model using estimates of volatility, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates. Management estimates fair value of warrants on an equal-weighted basis between the observed market trades and model outputs.
Valuation of Cash Incentive Award — Management considers the Cash Incentive Award issued under the Transition Agreement (Note 10) as Level 3 liability in the fair value hierarchy as no market exists for the agreement and management uses a model with unobservable inputs to estimate the award value. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the Cash Incentive Award, which includes a Monte-Carlo model using estimates of volatility, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates.
Valuation of Intangibles and Goodwill — The Company carries intangible assets, excluding applicable digital assets, and goodwill at the lower of their carrying value or fair value. Significant assumptions and estimates used in the valuation of intangible assets and goodwill includes future expected cash flows, including projected revenues and expenses, and applicable discount rates. These assumptions and estimates were Level 3 inputs and based on assumptions that the Company believes to be reasonable.
Other Valuation Matters — For Level 3 assets acquired and liabilities assumed during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these financial instruments, unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes in a counterparty’s intent or ability to make payments on a financial asset may cause material changes in the fair value of that financial asset.
The Company's financial assets and liabilities consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying value of cash and cash equivalents; accounts receivable, net of allowances for doubtful accounts; accounts payable; accrued expenses; and current debt approximates fair value due to the short-term nature of those instruments.
See Note 8 for additional information regarding the valuation of the Company's assets and liabilities.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Leases
The Company recognizes right-of-use assets and lease liabilities at the commencement date of the lease based on the present value of remaining fixed and determinable lease payments over the lease term. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis and over a similar term, and recognizes lease expense for operating leases on a straight-line basis over the lease term. Right-of-use assets represent the Company's right to control the use of an identified asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company uses the incremental borrowing rate on the commencement date in determining the present value of the lease payments. See Note 11 for additional information regarding the Company's leases.
Balance Sheet Measurement
Cash and Cash Equivalents
Cash and cash equivalents consist of bank checking accounts and USDC. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company reported cash and cash equivalents in the following line items of its Consolidated Balance Sheets, which totals the aggregate amount presented in the Company's Consolidated Statements of Cash Flows:

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$3,061	$2,149
See "—Accounting Changes" for changes in the Company's accounting for payment stablecoins included as cash equivalents.
Digital Assets
The Company holds digital assets, primarily BNB as part of its DAT strategy, including stablecoins, digital assets received from Airdrops, and other digital assets. Digital assets that meet the scope criteria in ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, are accounted for as crypto intangible assets. The Company initially recognizes these digital assets, whether restricted or not, at cost or at fair value when received in a non-cash transaction, and subsequently remeasures such digital assets at fair value at each reporting date, with changes in fair value recognized in the Consolidated Statements of Operations and Comprehensive Income within "Unrealized loss on digital assets." The Company classifies digital assets, or receivables thereon, that it does not expect to hold for more than twelve months as current assets. Generally, the Company expects to hold BNB holdings longer than twelve months and classifies such digital assets as non-current assets.
Digital Assets Held by Third Parties
The Company may deposit certain digital assets with certain third-parties (e.g. exchanges or custodians) to facilitate digital asset treasury activities. Digital assets held by these third parties may not be maintained in segregated wallets under the Company's exclusive control and may be pooled with assets of other customers. The Company evaluates such arrangements to determine whether it has ownership of, and control over, the underlying digital assets.
●Digital assets held under arrangements for which the Company retains ownership and unrestricted control are presented as digital assets in the Consolidated Balance Sheets.
●If the Company retains ownership of digital assets held under such arrangements, but the Company may not freely control those assets, the Company reports restricted digital assets (Note 4). See Note 5 for more information regarding the Company's pledge of BNB under its debt facility.
●If, due to the lack of sufficient regulatory oversight or the Company's inability to prevent a third party from using digital assets for purposes other than those directed by the Company, the Company concludes that it would not retain sufficient control over the deposited assets, the Company derecognizes the digital assets and records a receivable from the third party in the Consolidated Balance Sheets. The Company did not record any digital asset receivables at April 30, 2026.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Digital Asset Purchases and Sales
The Company recognizes any realized gains and losses from the sale, exchange, conversion, or other derecognition of digital assets in the Consolidated Statements of Operations and Comprehensive Income within "Realized loss on digital assets." The Company uses the specific identification method to calculate the realized gains/losses on digital assets.
Sales and purchases of digital assets are reflected as cash flows from investing activities in the Consolidated Statements of Cash Flows whereas contributions of digital assets received as part of the consideration received in the PIPE Transaction (Note 6) are presented within supplemental information for non-cash investing and financing activities.
See Note 4 for additional information regarding the Company's digital assets.
Inventory
The Company accounts for inventory at the lower of cost or net realizable value on a first-in, first-out basis. Lower of cost or net realizable value is evaluated by considering obsolescence, excessive levels of inventory, deterioration and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess, obsolescence, or impaired inventory and presented in "Cost of revenue" in the Consolidated Statements of Operations and Comprehensive Income. Inventory consisted of the following:

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Finished goods	$4,070	$3,241
Raw materials	379	264
Allowance for excess and obsolete inventory	(409)	(211)
Inventory, net(A)	$4,040	$3,294
A.Includes labor and overhead expenses of $0.4 million and $0.6 million at April 30, 2026 and April 30, 2025, respectively. The Predecessor measured inventory on a standard cost basis until acquired by the Company.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of entities acquired in a business combination. The Company does not amortize goodwill, but it tests goodwill for impairment at the reporting unit level during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of the relevant reporting unit is less than its carrying amount. If, based on this assessment, the Company concludes that it is more likely than not that the fair value is less than the carrying amount, a quantitative goodwill impairment test is performed. Under a quantitative test, the Company compares the estimated fair value of the reporting unit to its carrying amount, and recognizes an impairment loss for any excess of carrying value over fair value, limited to the carrying amount of goodwill. If the estimated fair value exceeds the carrying amount, the Company does not recognize any impairment.
The Company recorded goodwill in connection with the Fat Panda Acquisition. Goodwill recognized in connection with the acquisition is denominated in the functional currency of the acquired entity, Fat Panda, and translated into USD using the exchange rate at the acquisition date as well as at each reporting date using the period-end exchange rate, with changes recognized in the Consolidated Statements of Operations and Comprehensive Income within "Foreign currency translation adjustment."
During the quarter ended April 30, 2026, the Company conducted its annual goodwill impairment test and compared its estimated fair value of the Fat Panda reporting unit to its carrying value. Based on this evaluation, management concluded that the estimated fair value was greater than its carrying value. Therefore, the Company did not record any goodwill impairment.
The carrying value of the Company's goodwill changed by the following amounts:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

June 7, 2025
Goodwill	$—
Accumulated impairment losses	—
—
Changes in Goodwill
Fat Panda Acquisition	4,218
Purchase price adjustments	(782)
Foreign currency translation adjustment	102

April 30, 2026
Goodwill	3,538
Accumulated impairment losses	—
$3,538
Intangible Assets
The Company amortizes intangible assets on a straight-line basis over the assets' estimated useful life, based on the expected economic benefit and use of the asset, and evaluates intangible assets for impairment on an quarterly basis, or more frequently if events or changes in circumstances suggest that the asset may be impaired. The evaluation compares the carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If the carrying value exceeds those cash flows, the asset is considered impaired, and the impairment loss is measured as the excess of the carrying amount over its fair value. The Company's identified intangible assets include:

	Estimated Useful Life (Years)	Successor
		Carrying Amount
Asset		April 30, 2026	April 30, 2025
Trade names(A)	10.0	$5,229	$—
Accumulated amortization(B)(C)		(474)	—
Foreign currency translation adjustment		45
		$4,800	$—
A.Trade name acquired as part of the Fat Panda Acquisition ("—Business Combinations—Fat Panda Acquisition"), and valued using a relief-from-royalty method.
B.Includes amortization expense of $0.5 million for the period from June 7, 2025 through April 30, 2026.
C.At April 30, 2026, the approximate aggregate annual amortization expense for definite-lived intangible assets is as follows:

2027	$527
2028	529
2029	527
2030	527
2031	527
Thereafter	2,163
$4,800
Debt Obligations
The Company's debt obligations consist of short-term notes payable to the selling shareholders of Fat Panda ("Selling Fat Panda Shareholders"), including related parties, and a long-term convertible notes payable to a related party, each of which is denominated in CAD. The Company initially recognizes debt obligations at the fair value of consideration received, net of debt-issuance costs and any original issue discount, and subsequently measured at amortized cost using the effective-interest method, unless the Company has elected the fair value option and carries the debt obligation at its estimated fair value, with changes in fair value recorded in its Consolidated Statements of Operations and Comprehensive Income. At April 30, 2026, The Company has not elected the fair value option for any of its outstanding debt instruments.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Current debt obligations represent borrowings with contractual maturities of twelve months or less from the balance sheet date or when the Company does not have the unconditional right to defer settlement for at least twelve months. Debt obligations under which an uncured or unwaived default existed at the balance sheet date that would permit the lender to demand repayment within twelve months are also classified as current. All other debt obligations are classified as non-current liabilities.
The Company capitalizes and amortizes deferred debt facility costs incurred when entering into financing agreements on a straight-line basis over the expected debt term, when such recognition does not materially differ from the effective interest method, with amortization of deferred debt issuance costs, write-offs of unamortized deferred costs upon early extinguishment, contractual interest and fees, and foreign exchange remeasurement gains and losses on debt denominated in currency other than USD included within "Interest expense", or "Interest expense to affiliate" for debt obligations to related parties, in its Consolidated Statements of Operations and Comprehensive Income.
Interest payable on debt of $— million at April 30, 2026 is recorded as a component of "Other current liabilities" in the Consolidated Balance Sheets.
See Note 5 for additional information regarding the Company's debt obligations.
Warrants
The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company's shares of common stock, among other conditions for equity classification. This assessment, which requires significant judgment, is conducted at the time of warrant issuance and at each quarterly reporting date thereafter while the warrants are outstanding. For warrants classified as equity, the Company records an increase to additional paid-in capital at the time of issuance based on the warrant's fair value. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss within "Gain on change in fair value of warrant liability" in the Company's Consolidated Statements of Operations and Comprehensive Income. Upon exercise of warrants classified as liabilities, the Company reclassifies the fair value of the warrant immediately prior to exercise as additional paid-in capital, together with any cash exercise price received, while the Company recognizes a gain upon expiry of warrants classified as liabilities that expire unexercised.
The Company issued the Pre-funded Warrants, Stapled Warrants, Strategic Advisor Warrants, and Asset Manager Warrants together with shares of its common stock in the PIPE Transaction (Note 6). Therefore, the Company allocated the $500.0 million gross proceeds from the PIPE Transaction to each component of the transaction, including the aforementioned warrants. First, the Company allocated $305.0 million to the Stapled Warrants, classified as liabilities as the Company does not control certain warrant settlement conditions, at their issuance-date fair value. The Company then allocated remaining proceeds to the other instruments issued in the transaction, including the Pre-funded Warrants, classified as equity, based on the relative fair value of all equity-classified instruments issued in the PIPE Transaction, including shares of the Company's common stock issued but excluding Strategic Advisor Warrants, and Asset Manager Warrants treated as equity-based compensation expensed at their grant-date fair values. Direct and incremental transaction costs are allocated between instruments classified as liabilities and equity on the same proportionate basis as the gross proceeds. The Company expensed issuance costs allocated to Stapled Warrants within "PIPE Transaction costs" in the Consolidated Statements of Operations and Comprehensive Income upon issuance while the Company reduced additional paid-in capital for transaction costs allocated to instruments classified as equity; such issuance costs include the grant-date fair value of both the Strategic Advisor Warrants and Asset Manager Warrants accounted for as equity-based compensation awards that were fully vested upon issuance as there were no service conditions.
See Note 6 for additional information regarding warrants issued by the Company.
Other Assets and Liabilities
At April 30, 2026 and April 30, 2025, accounts payable and accrued expenses, other assets, and other liabilities included:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Other current and non-current assets(A)	$2.4 million of non-BNB digital assets as well as right-of-use lease assets, prepaid expenses, accounts receivable, deposits, contract assets, and property and equipment.	Right-of-use lease assets, accounts receivable, property and equipment, and deposits.
Accounts payable and accrued expenses	$5.3 million of accounts payable as well as accrued compensation, sales taxes payable, and other expenses	$1.4 million of accrued compensation and $0.7 million of accounts payable as well as sales taxes payable.
Other current related party liabilities	Accrued fees under the AMA.	n.a.
Other current related party liabilities, at fair value	$0.6 million Cash Incentive Award(B)	n.a.
Other current and non-current liabilities	Current and deferred tax liabilities, lease liabilities, and deferred revenue.	Current tax liabilities, lease liabilities, and deferred revenue.
A.Net of $0.3 million, $— million, and $0.8 million depreciation and amortization for the period from June 7, 2025 through April 30, 2026, the period from May 1, 2025 through June 6, 2025, and the year ended April 30, 2025, respectively.
B.The Company estimates the fair value of this variable consideration cash award based on the trading price of shares of its common stock on a quarterly basis, with changes in fair value presented within "Other affiliate operating expenses" in the Consolidated Statements of Operations and Comprehensive Income. See Note 8 and Note 10 for more information regarding the Cash Incentive Award.
The Company paid $0.3 million during the period from June 7, 2025 through April 30, 2026 to resolve litigation matters related to Sweet Cut Grow, LLC and Green Ice, LLC and Optima Consulting Services, LLC.
Income Statement Measurement
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the Company to recognize revenue as control of promised goods or services is transferred to customers in an amount that reflects the expected consideration that the Company earns in satisfaction of its performance obligations.
Fat Panda
Fat Panda revenues consist primarily of retail and e-commerce sales, with other revenues earned from factory-direct wholesale vape sales and franchise arrangements. Control generally transfers to customers upon shipment under FOB shipping terms or at point of sale for retail sales, except franchise royalty fees represent variable consideration based on a percentage of franchisee sales and are recognized over the period in which sales occur. Initial franchise fees are recognized upon opening of the new franchise location, though the Company does not have any franchisees at April 30, 2026.
Generally, the Company's delivery of vape products at time of control transfer represents its single performance obligation aside from separate performance obligations for product return guarantees and loyalty programs, including Fat Panda's "Buy 10, Get 1 Free" program; however, the Company has not recorded liabilities for such returns and loyalty program redemptions as they have not been material. The Company records revenue at the sales price, gross of transaction processing costs such as credit card fees, if any, and net of any discounts and sales taxes. The Company considers shipping and handling costs as fulfillment costs, and expenses such amounts as cost of revenue.
Fat Panda also sells gift cards, for which the Company records a liability at time of sale and recognizes revenues upon redemption or when the Company determines redemption is remote.
Other Industry Activities
Climate control revenues are derived from contracts that may include engineering and technical services and the sale of industrial climate control system equipment and components. These contracts may span multiple phases, from facility design to equipment delivery and start-up. The Company does not provide construction or installation services. A performance obligation is a promise in a contract to transfer a distinct good or service. Most climate control contracts include multiple performance obligations, while certain contracts consist of a single performance obligation, typically engineering-only services.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The transaction price is allocated to each performance obligation based on its standalone selling price. For engineering services, standalone selling price is estimated using project characteristics such as facility size and system complexity. For equipment sales, standalone selling price is determined by expected costs plus an appropriate margin. When prices are highly variable, the Company uses a combination of methods and observable inputs. Revenue is recognized when control transfers, generally upon shipment for goods and over time for engineering services based on percentage completion toward milestones.
The Company excludes taxes assessed by governmental authorities from transaction prices and recognizes revenue net of sales taxes. Freight revenue and related costs are recorded when control of goods passes to the customer. The Company offers assurance-type warranties only and maintains a warranty reserve based on historical costs.
Airdrops
Airdrops are distributed randomly without consideration or contractual agreement; therefore, they do not meet the criteria for revenue recognition under ASC 606. The Company records the fair value of Airdrops upon receipt as non-operating income, presented within "Airdrop income" in its Consolidated Statements of Operations and Comprehensive Income.
See Note 3 and Note 4 for additional information regarding the Company's revenues and Airdrops, respectively.
Cost of Revenue
Cost of revenue consists of all costs incurred to acquire, manufacture, transport and deliver the products sold in the operations of the Company's Retail and Industry segment, comprising Fat Panda vape sales and industrial climate control systems. The Company recognizes cost of revenue concurrently with the recognition of the related revenue. Costs incurred prior to the recognition of the related revenue are deferred in inventory or in prepaid expenses, as applicable, and recognized in cost of revenue when the related revenue is recognized. The principal components of cost of revenue include:
Inventory cost — The cost of inventory sold during the period, including the purchase price of finished goods and raw materials, allowances for excess or obsolete inventory, and other costs incurred such as capitalized direct labor and manufacturing overhead applicable to the Company's in-house production of vape products and industrial climate control systems.
Shipping and handling costs — Shipping and handling costs incurred to deliver goods to customers that represent activities to fulfill sales orders.
Excise taxes — Products sold by Fat Panda are subject to federal and provincial excise taxes included as direct costs of revenue.
Compensation and Benefits
The Company expenses salaries, benefits, and equity-based compensation as services are provided, which it presents within "Selling, general and administrative expenses" in its Consolidated Statements of Operations and Comprehensive Income when not otherwise included in the Company's cost of revenues.
Equity-Based Compensation
The Company grants equity-based awards to employees and members of the Company's Board of Directors ("Board") under its equity plans, which entitle the holder to receive shares of the Company's common stock on various future dates if the recipient meets applicable service conditions, if any. The Company expenses the grant-date fair value of awards on a straight-line basis over the requisite service period, and records actual forfeitures as they occur since the Company does not estimate forfeitures. In addition, the Company issued compensatory warrants to its Strategic Advisors that did not contain any service conditions and the Company expensed the grant-date fair value upon issuance.
See Note 6 for information regarding the Company's equity-based compensation awards.
Other Operating Expenses
Selling, general, and administrative expenses and other operating expenses include professional accounting, consulting, audit, and legal fees, excluding such costs unrelated to the Company's recurring operations and presented separately in the Consolidated Statements of Operations and Comprehensive Income; compensation, including equity-based compensation, and benefits paid or accrued to employees, consultants, officers, and members of the Board; advertising and marketing expenses; lease, utilities, and other facility costs; insurance premiums; depreciation and amortization; and other general and administrative costs.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
See Note 10 for information regarding management fees paid to the Asset Manager and Note 4 for realized and unrealized gains (losses) on digital assets, respectively.
Income Taxes
The Company computes current income tax expense or benefit as the estimated tax payable to, or refundable from, federal, state, foreign and other taxing authorities in respect of taxable income or loss for the year, determined based on the enacted tax laws of each taxing jurisdiction. The Company classifies all deferred tax assets and liabilities as non-current, and accounts for those income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date. Valuation allowances are established considering all available positive and negative evidence, including the existence and reversal pattern of taxable temporary differences, the Company's history of taxable income and losses, projections of future taxable income exclusive of reversing temporary differences and the carryforward periods and limitations applicable to net operating losses and tax credits. A valuation allowance is recorded against deferred tax assets when, based on the weight of all such evidence, the Company concludes that it is more likely than not that all or a portion of those deferred tax assets will not be realized.
The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company regularly evaluates the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance.
The Company applies a two-step process to the recognition and measurement of uncertain tax positions: (i) determining whether a tax position is more likely than not to be sustained on the basis of the technical merits of the position and (ii) measuring the amount of benefit to recognize, if any, as the largest amount that is more likely than not to be realized upon ultimate settlement with the relevant taxing authority.
See Note 9 for additional information regarding the Company's income taxes.
Business Combinations
The Company evaluates its acquisition of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the test is met, the transaction is accounted for as an asset acquisition. If the test is not met, further determination is required as to whether or not the Company acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the test to determine whether an acquisition is a business combination or an acquisition of assets.
For acquisitions meeting the definition of a business combination, the Company uses the acquisition method of accounting. Under the acquisition method, the Company's financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired, including identifiable intangible assets, and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the consideration transferred for the acquired business, or purchase price, over the estimated fair values of the identifiable net assets acquired is allocated to goodwill. Acquisition-related costs, such as professional fees, are excluded from the consideration transferred and are expensed as incurred.
Determining estimated fair value requires a significant amount of judgment and estimates. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company's estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, the Company initially records any uncertain tax positions, tax-related valuation allowances, and pre-acquisition contingencies in connection with a business combination on the acquisition date. The Company recognizes measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Income statement effects of these adjustments are calculated as if the accounting had been completed at the acquisition date.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Fat Panda Acquisition
The Company accounted for the Fat Panda Acquisition as a business combination under ASC 805. The acquisition of Fat Panda constitutes the acquisition of a business for purposes of ASC 805, and has been accounted for using the acquisition method resulting from a change of control with CEAI as the legal and accounting acquirer and Fat Panda as the accounting acquiree based on evaluation of the following primary factors:
●CEAI acquired 100% of the voting interests in Fat Panda having full and complete authority over all the affairs of Fat Panda and
●The Selling Fat Panda Shareholders do not have a controlling interest in CEAI after the Fat Panda Acquisition.
The $12.7 million purchase price paid by CEAI to the Selling Fat Panda Shareholders in the Fat Panda Acquisition consisted of: (a) $10.6 million cash, of which $4.0 million consisted of proceeds from the Fat Panda Bridge Loan, net of a $0.1 million original issue discount, and $1.9 million was placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters ("Escrow Deposit"); (b) 39,000 shares of the Company's common stock with an agreed-upon value of $0.3 million; (c) a $0.4 million note payable upon resolution of uncertain tax obligations in connection with the Fat Panda Acquisition ("Tax Indemnification Note"); and (d) two promissory notes payable to the President of Fat Panda, one of the Selling Fat Panda Shareholders and current employee of the Company, totaling $1.4 million ("Fat Panda Promissory Notes"). The Fat Panda Promissory Notes are comprised of a $0.8 million promissory note payable in cash ("Promissory Note") and a $0.8 million promissory note payable in cash or convertible into the Company's common stock ("Convertible Promissory Note"). Each of the Tax Indemnification Note and Fat Panda Promissory Notes is payable in CAD and reported in USD.
The Company incurred $1.0 million of expenses directly related to the Fat Panda Acquisition during the period from June 7, 2025 through April 30, 2026 and included in "Business combination expenses" in the Consolidated Statements of Operations and Comprehensive Income.
See Note 5 and Note 10 for additional information regarding the Fat Panda Bridge Loan, Tax Indemnification Note, and Fat Panda Promissory Notes.
Purchase Price Allocation
The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their preliminary estimated fair values at the Acquisition Date. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill, primarily attributable to the assembled workforce, synergies expected from combining operations, and future growth opportunities.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date and is based on the best estimate of management, which is subject to change within the measurement period.

	As Initially Reported	Adjustments(A)	Revised Amount
Cash and cash equivalents	$1,922	$—	$1,922
Accounts receivable	177	88	265
Related party receivables	673	—	673
Inventory	3,685	(20)	3,665
Prepaid expenses	113	(33)	80
Fixed assets	314	—	314
Right-of-use asset	1,851	(19)	1,832
Deposits	219		219
Intangibles(B)	5,229	—	5,229
Goodwill	4,218	(782)	3,436
Accounts payable and accrued liabilities	(2,308)	46	(2,262)
Income taxes payable	(108)	670	562
Deferred tax liability	(1,256)	(33)	(1,289)
Lease liabilities, current	(533)	—	(533)
Current portion of royalty liabilities	(13)	13	—
Lease liabilities, non-current	(1,332)	—	(1,332)
Total net assets acquired	$12,851	$(70)	$12,781
A.During the period from June 7, 2025 to April 30, 2026, the Company recorded measurement period adjustments resulting from new information about facts and circumstances that existed as of the Acquisition Date. These adjustments primarily related to updated valuations of working capital accounts, including accounts receivable, inventory, prepaid expenses, right-of-use asset, and accrued liabilities, as well as the fair value of the Fat Panda Promissory Notes as part of the purchase consideration. The cumulative impact of these adjustments was recorded as a decrease to goodwill, and prior-period comparative information has been revised as if the adjustments had been recognized at the Acquisition Date. At April 30, 2026, the release of amounts within the $1.9 million Escrow Deposit remains uncertain and may require further purchase price adjustments.
B.Represents the estimated fair value of Fat Panda's trade names, valued using a relief-from-royalty method, with an estimated useful life of 10 years.
Unaudited Pro Forma Operating Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the twelve months ended April 30, 2026, and 2025, as if the Fat Panda Acquisition transactions, including related financing, on June 6, 2025 had occurred on May 1, 2024. The unaudited pro forma results gives effect to certain purchase accounting and financing adjustments based on the historical financial statements of the Company, but neither necessarily reflect actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Year Ended April 30,
	2026	2025
Revenue	$31,960	$31,486
Net income (loss)	116,806	(5,111)
Pro forma adjustments include adjustments for amortization of intangible assets, elimination of non-recurring transaction costs incurred related to the acquisition, debt discount amortization and interest expense on the Fat Panda Bridge Loan and Fat Panda Promissory Notes.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Recently Issued Accounting Pronouncements
The FASB has issued the following Accounting Standards Updates ("ASUs") that may materially impact the Company's financial position and results of operations, or may impact the preparation of, but not materially affect, the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. The Company evaluated the potential impact of adopting this guidance on its consolidated financial statements and disclosures and does not expect such adoption to be material.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires disaggregated disclosure of income statement expenses for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This ASU is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the effect this guidance will have on its disclosures.
Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosure.
Accounting Pronouncements Recently Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"), which enhances transparency by requiring additional disaggregation in the rate reconciliation and expanded disclosures of income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024 for public business entities. The Company adopted ASU 2023-09 to incorporate the expanded disclosure in Note 9, which the Company adopted on a prospective basis for the fiscal year ended April 30, 2026, including disclosures of required disaggregation categories in its effective income tax rate reconciliation; disaggregation of income taxes paid by significant jurisdiction; and tax years open to audit by taxing authorities.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3 — Revenue
U.S. GAAP does not recognize the income that the Company generates from its digital assets (Note 4), which comprise approximately 94.6% of its total assets, as revenue. However, the Company recognizes revenue from (a) Canadian retail vape sales from its Fat Panda operations at time of sale and (b) industrial climate control system sales in the United States over a period of time between system delivery and completion of its performance obligations, if any, in connection with the installation of delivered systems. The Company's contracts include the following groups of similar services, which do not include any significant financing components:

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025

Fat Panda
Retail	$23,574	$2,761	$25,365
E-commerce	742	166	1,939
Other	379	1	688
Total Fat Panda	24,695	2,928	27,992
Industrial Climate Control Systems(A)
Equipment and systems sales(B)	1,538	—	—
Other	174	—	—
Total industrial climate control systems	1,712	—	—
Total revenue, net(C)	$26,407	$2,928	$27,992
A.Since Fat Panda is the accounting predecessor, the Company omits its revenues earned prior to the Acquisition Date.
B.At April 30, 2026, the Company had yet to deliver, or provide installation services for, equipment totaling $— million, which represents its remaining performance obligations under such contracts, and for which the Company has not recognized revenue; the the timing and realized amount of such potential revenue is uncertain and depends, in part, on the performance of third parties.
C.The Company presents revenues net of variable consideration, including sales taxes, commissions, and promotional discounts.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4 — Digital Assets
The Company holds its unrestricted BNB with Ceffu and periodically receives Airdrops from blockchain projects within the Binance ecosystem whereas restricted BNB held by lenders as collateral (Note 5) is not eligible to receive Airdrops. The Company may hold other digital assets at Ceffu and Circle. Digital assets to which the Company is entitled, but does not control, are presented as receivables in the Consolidated Balance Sheets; however, the Company did not have any digital asset receivables at April 30, 2026.
The following table sets forth the units held, cost basis, and fair value of digital assets held as shown in the Consolidated Balance Sheets at April 30, 2026:

Crypto Asset(A)	Number of Tokens(B)	Cost(C)	Fair Value
Current Digital Assets(D)
BTC	27	$3,173	$2,056
USDT	310,383	310	310
Total current Digital Assets	310,410	3,483	2,366

Non-Current Digital Assets
Unrestricted
BNB	487,956	424,942	300,279
Total unrestricted, non-current Digital Assets	487,956	424,942	300,279
Restricted
BNB	27,588	21,512	16,977
Total restricted, non-current Digital Assets	27,588	21,512	16,977
Total non-current Digital Assets	515,544	446,454	317,256
Total	825,954	$449,937	$319,622
A.Gains and losses presented within "Unrealized loss on digital assets" of the Consolidated Statements of Operations and Comprehensive Income. Excludes USDC presented as "Cash and cash equivalents" in the Consolidated Balance Sheets.
B.Rounded to the nearest whole token.
C.Cost basis is equal to the cost of the digital asset, net of any transaction fees, if any, at the time of purchase or upon receipt. The Company uses specific identification to determine its cost basis for computing gains and losses.
D.Current digital assets are held primarily for operating liquidity and are expected to be available for use within the next twelve months, presented within "Other current assets" in the Consolidated Balance Sheets.
The following table summarizes changes in the Company's digital asset holdings:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	BNB		Other Digital Assets(A)		Total
	Unrestricted	Restricted	Unrestricted	Restricted	Unrestricted	Restricted
June 7, 2025	$—	$—	$—	$—	$—	$—
Additions
Purchases(B)	380,807	—	50	—	380,857	—
PIPE Transaction(C)	—	—	66,281	—	66,281	—
Airdrop income(D)	—	—	7,863	—	7,863	—
Total additions	380,807	—	74,194	—	455,001	—
Dispositions
Sales	—	—	(3,743)	—	(3,743)	—
Commission expense(E)	(28)	—	—	—	(28)	—
Total dispositions	(28)	—	(3,743)	—	(3,771)	—
Unrealized Gains (Losses)
Unrealized losses	(124,663)	(4,535)	(1,117)	—	(125,780)	(4,535)
Total unrealized gains (losses)	(124,663)	(4,535)	(1,117)	—	(125,780)	(4,535)
Realized Gains (Losses)
Realized losses	—	—	(1,293)	—	(1,293)	—
Total realized gains (losses)	—	—	(1,293)	—	(1,293)	—
Transfers
To restricted	(21,512)	21,512	—	—	(21,512)	21,512
Conversions and other(F)	65,675	—	(65,675)	—	—	—
April 30, 2026	$300,279	$16,977	$2,366	$—	$302,645	$16,977
A.Includes USDT, BTC, and digital assets temporarily held from Airdrops. Excludes USDC presented as "Cash and cash equivalents" in the Consolidated Balance Sheets.
B.Includes BNB 436,313 and USDT 49,980 purchased.
C.The Company received BTC 55, and USDT 59,829,438 then valued at $6.5 million, and $59.8 million, respectively, in connection with the PIPE Transaction.
D.The Company received 49,497,601 of digital asset tokens from Airdrops totaling $7.9 million, of which the Company exchanged for BNB 4,932 valued at $5.8 million at time of exchange.
E.Certain counterparties that hold or transact in the Company's digital assets collect fees in certain digital assets. Typically, these fees are paid in cash, BNB, USDC, or USDT.
F.Includes the exchange of various digital assets received from Airdrops and the PIPE Transaction into BNB 79,261.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5 — Debt Obligations
The Company's debt obligations consisted of the following:

	Successor
	April 30, 2026
					Weighted Average		Collateral
	Carrying Value	Outstanding Face Amount	Month Issued	Final Stated Maturity	Funding Cost	Life (Years)	Carrying Value
Related Party Notes Payable
Current
Tax Indemnification Note(A)	$368	$368	Jun-2025	n.a.	—%	n.a.	$—
Promissory Note(B)	759	759	Jun-2025	Nov-2026	7.0	0.5	n.a.
Total current notes payable, gross	1,127	1,127			4.7	0.5	—
Unamortized deferred financing costs(C)	(44)	—
Total current notes, net	1,083	1,127
Non-Current
Convertible Promissory Note(D)	758	758	Jun-2025	Jun-2027	7.0	1.1	n.a.
Total non-current notes payable	758	758			7.0	1.1	—
Unamortized deferred financing costs(C)	(5)	—
Total non-current notes, net	753	758
Total, net	$1,836	$1,885					$—
A.The $0.4 million note with the Selling Fat Panda Shareholders does not bear interest and does not have a fixed maturity date. The Company must repay the note in full within 15 days following the date that Canada Revenue Agency issues a letter confirming a certain tax liability does not exist in connection with the Fat Panda Acquisition. Conversely, the note payable is reduced in the amount of any tax liability assessed.
B.The $0.8 million interest-only note with the President of Fat Panda bears interest at 7.0% per annum, payable monthly.
C.During the period from June 7, 2025 through April 30, 2026, the Company amortized a total of $0.1 million of deferred financing costs for both the Related Party Notes Payable above as well as the Fat Panda Bridge Loan, which the Company repaid in full.
D.The $0.8 million convertible note with the President of Fat Panda bears interest at 7.0% per annum. The President of Fat Panda may elect to convert the note into shares of the Company's common stock at a conversion price of $19.00 per share until June 1, 2027. If no election occurs by that date, the Company must pay the entire principal plus interest in cash. At April 30, 2026, the Company accrued $— million of unpaid interest in "Other non-current liabilities" in the Consolidated Balance Sheets.
Maturities
Contractual maturities of the Company's debt obligations at April 30, 2026, are as follows:

Fiscal Years Ending April 30,	Total(A)
2027	$759
2028	758
Total	$1,517
A.All debt obligations are recourse to the Company. Excludes the Tax Indemnification Note, which does not have a stated maturity.
Covenants
The Company's debt obligations contain customary representations and warranties, financial and non-financial covenants, and event of default provisions. The Company complied with all of its debt covenants at April 30, 2026.
Debt Activities
Other Debt Activities
In connection with the Fat Panda Acquisition, the Company entered into a nine-month loan facility on June 4, 2025 with CEAD Panda Lender LLC, a United States based lender, under which it borrowed $4.0 million ("Fat Panda Bridge Loan"). The Company fully repaid borrowings on December 4, 2025 and incurred total interest expense of $0.7 million in connection with the facility.
See Note 11 for information regarding a master loan facility into which the Company entered on April 30, 2026 and under which it received proceeds on May 1, 2026.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 6 — Equity and Earnings Per Share
The Company's articles of incorporation dated October 2009 authorize the Company's Board to issue preferred stock as well as subordinated common stock, which the Company listed its common stock on The Nasdaq Stock Market ("Nasdaq") using the ticker symbol "CEAD" in February 2022 in connection with its initial public offering, subsequently changed to "BNC" (Note 1), as well as public warrants ("Public Warrants") using ticker symbol "CEADW", subsequently changed to "BNCWW". The Company also issued warrants in connection with the PIPE Transaction ("PIPE Warrants"), including certain warrants ("Stapled Warrants") traded on Nasdaq using the ticker symbol "BNCWZ" beginning April 15, 2026. The Company's equity at April 30, 2026 included:

	Successor
	Shares		Potential Shares(A)
	Authorized	Issued and Outstanding	Warrants(B)	Stock Rights(C)	RSUs(D)	Options(E)	Total
Common stock(F)	200,000,000	42,607,962	62,305,007	—	364,966	22,109	105,300,044
Preferred stock(G)(H)	25,000,000	—	—	200,000	—	—	200,000
Total	225,000,000	42,607,962	62,305,007	200,000	364,966	22,109	105,500,044
A.Excludes shares issuable upon conversion of the Convertible Promissory Note (Note 5).
B.Includes unexercised Public Warrants and PIPE Warrants.
C.Represents Series C Junior Participating Preferred Stock Rights, subject to the terms of the Stockholder Rights Agreement described below.
D.Restricted stock units ("RSUs") represent the right to receive, upon vesting and lapse of restrictions, one share of the Company's common stock for each unit granted.
E.Stock options provide optionholders the opportunity to purchase shares of the Company's common stock in the future at the exercise price of the option
F.Par value of $0.00001 per share. Each shareholder of common stock is entitled to one vote per share held, and shareholders of Series C Junior Participating Preferred Stock is entitled to voting, dividend, and other rights equivalent to 1,000 shares of common stock for each share of Series C Junior Participating Preferred Stock held. Shareholders of common stock are entitled to ratable dividends, when declared by the Board, and liquidation preferences subordinate to preferred stock.
G.Represents up to 200,000 shares of Series C Junior Participating Preferred Stock with a par value of $0.00001 per share. After the first issuance of a share, or fraction of a share, of Series C Junior Participating Preferred Stock, shareholders of Series C Junior Participating Preferred Stock are entitled to quarterly dividends in an amount per share equal to the greater of (i) $1,000 and (ii) 1,000 times the aggregate per share amount of all cash dividends, plus 1,000 times the aggregate per share amount of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, paid in-kind. At April 30, 2026, no Series C Junior Participating Preferred Stock Rights were exercised and the Company had not issued any shares of Series C Junior Participating Preferred Stock.
H.The Board is authorized, subject to the laws of the state of Nevada or other applicable law and without further stockholder action, to designate one or more series of preferred stock and to fix the number of shares, designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including, but not limited to, dividend, conversion, and voting rights as well as redemption terms and liquidation preferences. In the event of the Company's liquidation, holders of preferred stock are entitled to a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if applicable, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock, whether or not earned or declared, to the date of such distribution before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation. Neither the sale, lease or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, is deemed to be a liquidation for the purposes of preferred stock liquidation preferences.
Predecessor Equity
For periods prior to the Acquisition Date, the Company presents the equity of Fat Panda as the accounting predecessor, which consisted of 1,410 shares of unlimited authorized common stock with no par value, which are different than the Company's equity and therefore incomparable. While the Company eliminates the equity it holds in Fat Panda as a wholly-owned subsidiary, the Company issued 39,000 shares of its common stock to the Selling Fat Panda Shareholders as part of the consideration paid in the Fat Panda Acquisition (Note 2).
Stockholder Rights Agreement
On December 26, 2025, the Board adopted a limited duration shareholder rights agreement ("Stockholder Rights Agreement"). This agreement is designed to reduce the probability that any person, entity, or group can gain control of the Company through open-market accumulation without providing all shareholders with an appropriate control premium or affording the Board sufficient time to make well-informed decisions in the best interests of all shareholders. In accordance with the Stockholder Rights Agreement, the Company issued, as a dividend, one right ("Series C Junior Participating Preferred Stock Right") for each share of the Company's common stock held at January 8, 2026, and for each share of certain outstanding common stock warrants. Each Series C Junior Participating Preferred Stock Right allows its holder to purchase 1/1000th of a share of Series C Junior Participating Preferred Stock at an exercise price of $33.50 per Series C Junior Participating Preferred Stock Right. Each share of Series C Junior Participating Preferred Stock is equivalent to 1,000 shares of the Company's common stock. The Series C Junior Participating Preferred Stock Rights have a limited term and will expire on December 26, 2026, or earlier, as specified in the Stockholder Rights Agreement.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Under the terms of the Stockholder Rights Agreement, if any person or group obtains beneficial ownership of 15.0% or more of the Company's outstanding common stock ("Acquiring Party"), subject to certain exceptions, including an exception for current holders exceeding this percentage who do not acquire additional shares, the Series C Junior Participating Preferred Stock Rights become exercisable. All holders of Series C Junior Participating Preferred Stock Rights, excluding those held by the Acquiring Party that will become void and non-exercisable, are entitled to purchase shares of the Company's common stock at a 50.0% discount to the prevailing market price, at an exchange ratio of one share of common stock, or one one-thousandth of a share of Series C Junior Participating Preferred Stock (or of another class or series of preferred stock with equivalent rights, preferences, and privileges), per outstanding Series C Junior Participating Preferred Stock Right, subject to adjustment.
Equity Activities
Share Repurchase Program
In September 2025, the Board approved a share repurchase program to repurchase up to $250.0 million outstanding shares of the Company's common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. The Company repurchased and retired 3,242,210 shares, at a weighted-average price of $5.36, for a total of $17.4 million, excluding $0.1 million transaction costs, during the period from June 7, 2025 through April 30, 2026, presented as a reduction of stockholders' equity. See Note 12 regarding the Company's repurchases of its common stock after April 30, 2026.
ATM Program
In August 2025, the Company entered into an at-the-market offering agreement ("ATM Program") with Cantor Fitzgerald & Co. ("ATM Agent"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Agent, acting as the Company's sales agent or principal. Sales under the ATM Program, if any, will be made by means of ordinary brokers' transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the ATM Program, the Company has provided the ATM Agent with customary indemnification rights, and the ATM Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares made through, or to, the ATM Agent. The Company sold and issued 856,275 shares for $13.1 million in cash, gross of $0.2 million transaction costs, during the period from June 7, 2025 through April 30, 2026.
PIPE Transaction
In August 2025, the Company entered into securities purchase agreements with a group of institutional and accredited investors pursuant to which it issued and sold shares of its common stock and the PIPE Warrants in a private placement:
●41,754,478 shares of common stock at a purchase price of $10.10 per share;
●7,750,510 pre-funded warrants, each immediately exercisable at an exercise price of $0.00001 per share ("Pre-funded Warrants"); and
●49,504,988 Stapled Warrants, each exercisable at $15.15 per share.
Additionally, the Company issued the following fully-vested compensatory warrants to 10X BNB Cayman Sponsor, an affiliate of the Asset Manager, and YZi Labs Management Ltd ("Strategic Advisors"):
●5,940,598 warrants issued to the Strategic Advisors, valued at $105.6 million, to provide strategic advice and guidance relating to the Company's business, operations, growth initiatives and industry trends in the digital asset technology sector ("Strategic Advisor Warrants").
●990,099 warrants issued to the Asset Manager, valued at $15.0 million, under the AMA ("Asset Manager Warrants").
On August 5, 2025, the Company closed the PIPE Transaction, which was settled through a combination of cash, cash equivalents, and digital assets. The Company received $409.9 million in cash and cash equivalent proceeds, net of $23.9 million of issuance costs, and $66.3 million in digital assets, consisting of USDT and BTC. The Company allocated $305.0 million in proceeds to warrant liability based on the fair value of the Stapled Warrants with the remaining gross proceeds of $195.1 million recorded in additional paid-in capital, net of $9.3 million allocated issuance costs. To allocate total issuance costs of $23.9 million, the Company valued Pre-funded Warrants and Strategic Advisor Warrants at the fair value of its common stock given the nominal exercise price. Issuance costs of $14.6 million were allocated to the Stapled Warrants and recorded as an expense in "PIPE Transaction costs" in the Consolidated Statements of Operations and Comprehensive Income.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Warrants
The Company has issued the following outstanding warrants at April 30, 2026:

	Nasdaq Symbol	Issue Date	Expiry Date	Warrants Outstanding(A)	Exercise Price
Stapled Warrants(B)	BNCWZ	August 2025	August 2028	49,504,988	$15.15
Pre-funded Warrants(C)	n.a.	August 2025	n.a.	7,750,510	—
Strategic Advisor Warrants(D)	n.a.	August 2025	August 2030	3,564,362	—
Asset Manager Warrants	n.a.	August 2025	August 2030	990,099	10.23
Public Warrants	BNCWW	February 2022	February 2027	4,909,408	60.00
2022 Underwriter Warrants(E)	n.a.	February 2022	February 2027	1,031,162	60.51
A.Each warrantholder may exercise their warrant for one share of the Company's common stock, except for the Public Warrants and 2022 Underwriter Warrants that are exercisable for 1/12th and 1/12th common shares per warrant, respectively.
B.The Company holds a mandatory exercise right to force exercise of the Stapled Warrants if the volume-weighted average price of its common stock exceeds $20.20 for 20 out of 30 consecutive trading days.
C.Pre-funded Warrants have an exercise price of $0.00001 per share and do not have an expiration date.
D.The Strategic Advisor Warrants have an exercise price of $0.00001 per share.
E.Includes 761,670 and 269,492 warrants with exercise prices of $60.00 and $61.95 held by underwriters and their employees, respectively.

	Number of Warrants	Weighted-Average Exercise Price(A)	Fair Value at Date of Grant
Outstanding at June 7, 2025	7,396,053	$60.08	$219,219
Issued(B)	64,186,195	11.84	503,799
Exercised(C)	(3,831,719)	2.92	(85,366)
Outstanding at April 30, 2026	67,750,529	$12.68	$637,652
Exercisable at April 30, 2026	67,750,529	$12.68	$637,652
A.Weighted by the common share equivalents.
B.Includes issuances or grants of the following warrants:

	Number of Warrants	Exercise Price	Fair Value at Date of Grant
Stapled Warrants	49,504,988	$15.15	$304,951
Pre-funded Warrants	7,750,510	—	78,280
Strategic Advisor Warrants	5,940,598	—	105,564
Asset Manager Warrants	990,099	10.23	15,004
Total/ Weighted Average	64,186,195	$11.84	$503,799
C.Includes the cashless exercise of the following warrants:

	Common Shares Issued	Number of Warrants	Exercise Price	Fair Value at Date of Grant
Strategic Advisor Warrants	2,376,236	(2,376,236)	—	42,226
Public Warrants	17,582	(1,434,418)	60.00	42,516
2022 Underwriter Warrants	66	(21,065)	61.95	624
Total/ Weighted Average	2,393,884	(3,831,719)	$2.92	$85,366

At April 30, 2026, outstanding and exercisable warrants had the following characteristics:

Intrinsic value	$35,189
Weighted-average exercise period (in years)	2.1

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Equity-Based Compensation
The Compensation Committee of the Board, which must approve all grants and is composed entirely of independent members of the Board, has granted stock options and RSUs to its employees, consultants, officers, and members of the Company's Board under the following equity incentive plans at April 30, 2026:

	Common Shares Equivalents			Outstanding
Plan(A)	Authorized	Issued	Remaining Available	RSUs	Options(B)	Total
2026 Inducement Plan(C)	1,000,000	363,636	636,364	363,636	—	363,636
2021 Equity Incentive Plan(D)	55,556	35,927	6,573	1,330	11,726	13,056
2017 Equity Incentive Plan(E)	27,778	13,641	3,754	—	10,383	10,383
Total	1,083,334	413,204	646,691	364,966	22,109	387,075
A.Excludes the 2025 Equity Incentive Plan adopted by the Board, but not approved by shareholders at April 30, 2026. The Predecessor did not adopt any equity incentive plans or otherwise issue equity-based compensation.
B.The Company issued options with a 10-year contractual term and a vesting period ranging from one month to thirty-two months. Options outstanding include:

	NQSO	ISO	Total
2021 Equity Incentive Plan	8,325	3,401	11,726
2017 Equity Incentive Plan	10,383	—	10,383
Total	18,708	3,401	22,109
C.In April 2026, the Board approved the 2026 Inducement Plan, which permits the Compensation Committee to grant equity-based awards, including stock options, stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), and RSUs.
D.The 2021 Equity Incentive Plan permits the Board to grant incentive stock options ("ISOs"), non-qualified stock options ("NQSOs"), SARs, RSAs, RSUs, and other equity linked awards. If an equity award expires, or otherwise terminates without having been exercised in full, or settled in cash instead of the issuance of shares, then shares subject to such awards are again available for grant under the 2021 Equity Incentive Plan.
E.The Company may modify or amend the 2017 Equity Incentive Plan without shareholder approval, which permits the Compensation Committee to grant equity-based awards, including stock options, SARs, RSAs, RSUs, shares granted as a bonus or in lieu of another award, and other stock-based performance awards. Any shares subject to forfeited, expired, or otherwise terminated awards without issuance are again available for grant under the 2017 Equity Incentive Plan.
Activities
The Company presents equity-based compensation within the following line items in the Consolidated Statements of Operations and Comprehensive Income:

Successor
Period from June 7, 2025 through April 30, 2026
Selling, general and administrative expenses	$77

The following tables summarize the change in equity-based compensation awards to employees and members of the Company's Board.
Employees

	RSUs		Options
		Grant Date Fair Value Per Unit		Weighted Average Per Share
	Units		Underlying Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 7, 2025	—	$—	18,296	$83.19
Granted	363,636	2.75	2,700	7.74
Forfeited and cancelled	—	—	(2,536)	20.46
Outstanding at April 30, 2026	363,636	2.75	18,460	79.45	5.4	$—
Exercisable at April 30, 2026			16,211	89.41	4.9	$—

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Board Members

	RSUs		Options
		Grant Date Fair Value Per Unit		Weighted Average Per Share
	Units		Underlying Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 7, 2025	1,529	$8.18	4,760	$113.34
Granted	5,320	9.40	—	—
Vested(A)	(4,189)	8.95	—	—
Forfeited and cancelled	(1,330)	9.40	—	—
Expired	—	—	(1,111)	52.20
Outstanding at April 30, 2026	1,330	9.40	3,649	131.95	3.7	$—
Exercisable at April 30, 2026			3,649	131.95	3.7	$—
A.Includes accelerated vesting of 1,529 RSUs in July 2025.
Unrecognized Compensation Expense
At April 30, 2026, the Company has not yet recognized compensation expense for the following awards:

	Weighted-Average Recognition Period (Years)		Shares			Unrecognized Compensation Expense
Vesting Condition	Options	RSUs	Options	RSUs	Total	Options	RSUs	Total
Time-based	0.1	3.9	2,250	364,966	367,216	$2	$988	$990
Total			2,250	364,966	367,216	$2	$988	$990
Basic and Diluted Earnings (Loss) per Share
The Company computes earnings per share ("EPS") in accordance with ASC 260, Earnings per Share. Basic EPS is computed by dividing undistributed earnings attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The diluted impact from potential common stock instruments is calculated using the treasury stock method, and if-converted method as applicable, unless the effect would be anti-dilutive.
The following table sets forth the computation of basic and diluted earnings per share:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Net income available to common shareholders
Net income (loss)	$115,245	$19	$570
Net income available to common shareholders, basic	115,245	19	570
Add: Interest and discount amortization on convertible notes	52	—	—
Net income available to common shareholders, diluted	$115,297	$19	$570

Weighted average shares outstanding
Common shares outstanding	36,406,819	1,410	1,410
Common share equivalents(A)	9,279,575	—	—
Weighted average shares outstanding, basic	45,686,394	1,410	1,410
Add: dilutive securities
Warrants	68,371	—	—
Stock options	755	—	—
RSUs	294	—	—
Convertible note	42,157	—	—
Weighted average shares outstanding, diluted	45,797,971	1,410	1,410

Earnings per share
Basic	$2.52	$13.48	$404.20
Diluted	$2.52	$13.48	$404.20
A.Includes fully-vested, pre-funded warrants issued for nominal exercise prices.
The following table summarizes the outstanding securities that were not included in the computation of diluted income per common share as they are anti-dilutive:

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Warrants
Stapled Warrants	49,504,988	—	—
Asset Manager Warrants	990,099	—	—
Public Warrants	427,703	—	—
2022 Underwriter Warrants	86,204	—	—
Unvested RSUs	364,966	—	—
Stock Options	22,109	—	—
Total	51,396,069	—	—
The following table summarizes the Company's weighted-average shares of all the potential equity (both dilutive and antidilutive) on a fully diluted basis:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Common shares	36,406,819	1,410	1,410
Common share equivalents
Pre-funded Warrants	6,356,363	—	—
Strategic Advisor Warrants	2,923,212	—	—
	45,686,394	1,410	1,410
Dilutive Shares
Warrants(A)
Stapled Warrants	40,600,127	—	—
Asset Manager Warrants	812,002	—	—
Public Warrants	427,703	—	—
2022 Underwriter Warrants	86,204	—	—
Total warrants	41,926,036	—	—
Unvested RSUs	103,475	—	—
Stock Options	22,109	—	—
Convertible Promissory Note(B)	42,157	—	—
Total dilutive shares	42,093,777	—	—
Total	87,780,171	1,410	1,410
A.Includes warrants that are out-of-the-money. Amounts shown represent common stock equivalents assuming warrant exercise on a cash basis.
B.Assumes note conversion at the [weighted average] foreign exchange rate for each period.

The following table summarizes the Company's common shares outstanding as well as potential shares at each period-end:

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Common shares	42,607,962	1,410
Common share equivalents
Pre-funded Warrants	7,750,510	—
Strategic Advisor Warrants	3,564,362	—
	53,922,834	1,410
Dilutive Shares
Warrants(A)
Stapled Warrants	49,504,988	—
Asset Manager Warrants	990,099	—
Public Warrants	409,117	—
2022 Underwriter Warrants	85,931	—
Total warrants	50,990,135	—
Unvested RSUs	364,966	—
Stock Options	22,109	—
Convertible Promissory Note(B)	38,500	—
Total dilutive shares	51,415,710	—
Total	105,338,544	1,410
A.Includes warrants that are out-of-the-money. Amounts shown represent common stock equivalents assuming warrant exercise on a cash basis.
B.Assumes note conversion based upon foreign exchange in effect at April 30, 2026.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 7 — Variable Interest Entities
Consolidated VIEs
The Company consolidates VIEs in which the Company is deemed to have both the power to direct the most significant activities of the entities and the right to receive benefits, or the obligation to absorb losses, that could potentially be significant to the entities. The Company did not identify any VIEs that it does not consolidate.
The table below presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Consolidated Balance Sheets, after elimination of intercompany balances:

	Successor		Predecessor
	April 30, 2026		April 30, 2025
	Total Assets	Total Liabilities	Total Assets			Total Liabilities
BNC BNB Cayman	$319,622	$26	$		n.a.	$		n.a.
CEA BRS LLC	975	—			n.a.			n.a.
Total	$320,597	$26		$—			$—
CEA BRS LLC and BNC BNB Cayman
CEA BRS LLC, a wholly-owned subsidiary of CEA Industries Inc., and its subsidiary, BNC BNB Cayman, hold the Company's unrestricted digital assets (Note 4), but do not otherwise conduct activities sufficient to finance their activities without additional subordinated financial support. Therefore, the Company considers each entity as a VIE. CEA Industries Inc. consolidates both entities as it has the power to direct the activities that most significantly impact each entities economic performance, which, subject to the terms of the AMA, include the management of the digital assets held by each entity.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 8 — Fair Value Measurement
The carrying values and fair values of the Company's assets or liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at April 30, 2026 and April 30, 2025 were as follows:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
April 30, 2026 (Successor)
Assets:
Cash and cash equivalents	$3,061	$3,061	$—	$—	$3,061
Digital assets	319,622	319,622	—	—	319,622
Liabilities:
Related party note payable	1,083	—	—	1,083	1,083
Other current related party liabilities, at fair value	558	—	—	558	558
Warrants	22,031	—	—	22,031	22,031
Related party note payable	753	—	—	753	753
	$347,108	$322,683	$—	$24,425	$347,108
April 30, 2025 (Predecessor)
Assets:
Cash and cash equivalents	$2,149	$2,149	$—	$—	$2,149
	$2,149	$2,149	$—	$—	$2,149
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.
The Company's liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Liabilities
	Warrants	Cash Incentive Award(A)
June 7, 2025	$—	$—
Transfers(B)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(C)
Gain on change in fair value of warrant liability	(282,920)	—
Other affiliate operating expenses	—	558
Issuance	304,951	—
April 30, 2026	$22,031	$558
A.See Note 10 for information regarding this affiliate agreement.
B.Transfers are assumed to occur at the beginning of the respective period.
C.Increases in the fair value of liabilities represent losses included in net income.
Liabilities Carried at Fair Value on a Recurring Basis
Stapled Warrants
The Company equally weights observed market pricing data of publicly-traded Stapled Warrants with a Monte-Carlo option pricing model to estimate their fair value, using the following inputs:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

April 30, 2026
Stock price	$3.11
Expected volatility	95.0%
Risk-free interest rate	3.9%
Dividend yield	—%
Holding period (years)	2.3
Cash Incentive Award
The Company values the Cash Incentive Award with a Monte-Carlo option pricing model to estimate their fair value, using the following inputs:

April 30, 2026
Stock price	$3.11
Expected volatility	85.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Holding period (years)	0.3
Assets and Liabilities Carried at Fair Value on a Non-Recurring Basis
Identified Intangibles
In connection with the Company's tradename impairment assessment (Note 2), the Company estimates the cash flows that it doesn't need to pay to use a tradename to generate revenues using an estimated, market-based percentage of expected revenues. If the carrying amount of the intangible asset is higher than those aggregate, undiscounted cash flows, the Company impairs the intangible asset to its estimated fair value equal to those discounted cash flows.
The Company initially records identified intangibles at fair value at initial measurement and on the date of impairment, if any, else the Company reports finite-lived identified intangibles at its amortized cost basis, which may be different from its estimated fair value at a reporting date.
Goodwill
In connection with the Company's goodwill impairment assessment (Note 2), the Company valued its Fat Panda reporting unit using a weighted valuation methodology, which incorporated (a) an income approach using a discounted cash flow analysis and (b) a market approach using publicly-traded companies similar to the Company. The Company records goodwill at its fair value at initial measurement and on the date of impairment, if any, else the Company reports goodwill at its lowest, last known fair value, which may be different from its estimated fair value at a reporting date.
Assets and Liabilities for which Fair Value Only Disclosed
Debt Obligations
The Company determined the carrying value of current notes payable approximates fair value given the short-term nature of the borrowings. Further, Company estimates that the fair value of the Convertible Promissory Note materially approximates its carrying amount.
Equity-based Compensation
Options
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the grant‑date fair value of options issued during the period from June 7, 2025 through April 30, 2026:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Stock price	$7.74
Expected volatility	132.4%
Risk-free interest rate	4.4%
Dividend yield	—%
Holding period (years)	1.0
Warrants
While the Company valued the Strategic Advisor Warrants based on the fair value of the underlying shares of its common stock given a nominal exercise price, it valued the Asset Manager Warrants with a Black-Scholes option-pricing model using the following inputs:

Stock price	$17.77
Exercise price	$10.23
Expected term (in years)(A)	5.0
Risk-free interest rate	3.8%
Expected volatility(B)	110.0%
Expected dividend yield	—%
A.Expected term equals the contractual term since the warrant holders are nonemployees and expected to hold the warrants to expiration to maximize their value.
B.The Company estimates volatility based on the historical volatility of the guideline public companies over a period approximately equal to the expected term.
RSUs
The Company values RSU awards at the fair value of the underlying shares of the Company's common stock as such awards are entitled to dividends and are only subject to time-based vesting.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 9 — Taxes
The Company is subject to taxation in the United States (federal and various state jurisdictions), Canada (federal and provincial), and the Cayman Islands. The Cayman Islands does not impose corporate income tax, and, accordingly, the statutory income tax rate for the Company's Cayman Islands subsidiary is zero percent. The U.S. federal statutory rate is 21.0%, and the Canadian combined federal and provincial statutory rate is approximately 27.0% (Manitoba).
Components of (Loss) Income Before Income Taxes
The components of (loss) income before income taxes, disaggregated between domestic and foreign operations, are as follows:

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
United States	$240,610	$—	$—
Foreign
Canada	(1,549)	21	707
Cayman Islands	(124,188)	—	—
Total foreign	(125,737)	21	707
Income before income tax expense (benefit)	$114,873	$21	$707
Components of Income Tax Expense (Benefit)
The components of income tax expense (benefit) consist of the following:

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	426	—	263
Total current	426	—	263

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(798)	2	(126)
Total deferred	(798)	2	(126)
Total income tax expense (benefit)	$(372)	$2	$137
Effective Income Tax Rate Reconciliation
A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate is presented below:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Successor		Predecessor
	Period from June 7, 2025 through April 30, 2026		Period from May 1, 2025 through June 6, 2025		Year Ended April 30, 2025
	$	%	$	%	$	%
Income before income tax expense (benefit)	$114,873		$21		$707
U.S. federal statutory income tax rate	$24,123	21.0%	$4	21.0%	$149	21.0%
State and local income tax, net of federal benefit	—	—	—	—	—	—
Canada
Statutory rate difference between Canada and the United States	(93)	(0.1)	1	6.0	42	6.0
Other permanent differences	47	—	(3)	(16.3)	(54)	(7.6)
Cayman Islands
Statutory rate difference between Cayman Islands and the United States	26,079	22.7		—		—
Changes in valuation allowances	4,084	3.6	—	—	—	—
Warrant valuation	(59,413)	(51.7)	—	—	—	—
Other	4,801	4.2	—	—	—	—
Income tax expense (benefit) and effective tax rate	$(372)	(0.3)	$2	10.7	$137	19.4

The Company's effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to (i) the impact of foreign earnings, including earnings of the Company's Canadian subsidiary that are taxed at the Canadian combined federal and provincial statutory rate (which is higher than the U.S. statutory rate) and earnings of the Company's Cayman Islands subsidiary that are not subject to income tax, (ii) changes in the valuation of warrants treated as liabilities under U.S. GAAP, (iii) non-deductible transaction costs incurred in connection with the Fat Panda Acquisition and other strategic transactions, (iv) U.S. tax inclusions on foreign income, and (v) changes in valuation allowances on deferred tax assets, principally those associated with the legacy U.S. operations of CEAI.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and deferred tax liabilities are as follows:

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Deferred tax assets:
Net operating loss carryforwards	$12,201	$—
Stock-based compensation	291	—
Accrued expenses and reserves	96	—
Operating lease liabilities	13	514
Other	770	151
Total deferred tax assets	13,371	665
Less: valuation allowance	(12,571)	—
Net deferred tax assets	800	665
Deferred tax liabilities:
Intangible assets	(1,291)	—
Right-of-use assets	—	(510)
Total deferred tax liabilities	(1,291)	(510)
Net deferred tax asset (liability)	$(491)	$155

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Net Operating Loss Carryforwards
At April 30, 2026, the Company had approximately $71.0 million of U.S. federal and state net operating loss ("NOL") carryforwards related to its legacy U.S. operations. Approximately $11.2 million of these NOL carryforwards will expire, if not utilized, in calendar years 2034 through 2037. NOLs generated in tax years beginning after December 31, 2017 do not expire but may be used to offset no more than 80.0% of taxable income in any given year. State NOL carryforwards have varying expiration periods that range from 5 to 20 years, depending on the jurisdiction.
The Company's Canadian subsidiary had no material NOL carryforwards at April 30, 2026. The Company's Cayman Islands subsidiary is not subject to income tax and accordingly does not have NOL carryforwards.
Section 382 Considerations
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and applicable state law, the Company's ability to utilize its NOL carryforwards may be limited if the Company experiences an "ownership change," generally defined as a greater than 50.0% cumulative change in equity ownership by value over a rolling three-year period. The securities offerings completed in September 2021 and February 2022, the August 2025 private placement, and other equity transactions completed during the fiscal year must be evaluated to determine whether one or more ownership changes have occurred. The Company has not yet completed a formal Section 382 analysis at April 30, 2026. If an ownership change is determined to have occurred, the Company's ability to utilize its NOL carryforwards may be materially limited, which could adversely affect the Company's future tax obligations. The amount of NOL carryforwards reflected as deferred tax assets in the table above does not reflect any potential limitation that may result from such an analysis; however, any such limitation would not result in a charge to income tax expense given the full valuation allowance recorded against the related deferred tax assets.
Valuation Allowance
The Company assesses, on a quarterly basis, whether it is more likely than not that its deferred tax assets will be realized. In making this determination, the Company considers all available positive and negative evidence, including its history of cumulative losses, projected future taxable income, the period over which deferred tax assets are expected to reverse, and the availability of tax-planning strategies. The weight given to each piece of evidence is commensurate with the extent to which it can be objectively verified.
At April 30, 2026, based primarily on the existence of cumulative losses in recent years and the inherent uncertainty of forecasting future taxable income for the legacy U.S. operations, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its U.S. net deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. No valuation allowance has been recorded against the deferred tax assets of the Company's Canadian subsidiary, as the Company has determined it is more likely than not that those deferred tax assets will be realized.
Fat Panda Acquisition
Fat Panda is taxed as a Canadian corporation. For Canadian federal and provincial income tax purposes, the transaction was treated as a stock acquisition with no step-up in tax basis. As a result, the goodwill and identifiable intangible assets recorded for financial reporting purposes are not deductible for tax purposes, giving rise to a deferred tax liability of approximately $1.4 million on the Acquisition Date, which the Company includes in its consolidated net deferred tax liability. The Company has not asserted indefinite reinvestment of Fat Panda's undistributed earnings; however, no additional U.S. or Canadian income tax has been provided on such undistributed earnings as the Company believes any incremental tax cost upon repatriation would not be material.
Income Taxes Paid
Income taxes paid by the Company, net of refunds received, disaggregated by federal (national), state, and foreign jurisdiction, are as follows:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Successor	Predecessor
	Period from June 7, 2025 through April 30, 2026	Period from May 1, 2025 through June 6, 2025	Year Ended April 30, 2025
United States
Federal	$—	$—	$—
State and local	—	—	—
Total United States	—	—	—
Foreign
Canada	(539)	—	285
Cayman Islands(A)	n.a.	n.a.	n.a.
Total foreign	(539)	—	285
Total income taxes paid, net of refunds received	$(539)	$—	$285
A.The Company did not pay any income taxes as its Cayman Islands subsidiary is not subject to income taxes.
Uncertain Tax Positions
At April 30, 2026 and April 30, 2025, the Company had no unrecognized tax benefits, and has recorded a $0.2 million reserve for Canadian excise taxes. The Company does not anticipate any significant change in its uncertain tax benefit balance during the twelve months following April 30, 2026.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any interest or penalties related to uncertain tax positions at April 30, 2026.
Open Tax Years
The Company files income tax returns in U.S. federal, various U.S. state, and Canadian federal and provincial jurisdictions. The following tax years remain subject to examination by the relevant taxing authorities:

	Open Tax Years Ended April 30,
Jurisdiction	From	Through
United States
Federal	2022	2026
State	2021	2026
Canada(A)	2022	2026
Cayman Islands(B)	n.a.	n.a.
A.Includes both federal and provincial tax years.
B.No income taxes assessed in jurisdiction.
Tax Legislation
One Big Beautiful Bill Act
On July 4, 2025, the President signed H.R. 1, the One Big Beautiful Bill Act ("OBBB Act"), into law. The OBBB Act includes several changes to U.S. federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic research and experimental expenditures, reinstatement of 100.0% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.
The OBBB Act also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, the global intangible low-taxed income ("GILTI") regime, the foreign-derived intangible income ("FDII") regime, and the base erosion and anti-abuse tax ("BEAT"), among other changes. These foreign-related changes are generally effective for tax years beginning after December 31, 2025.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The Company has accounted for the impact of the OBBB Act, where required, in the period of enactment. The OBBB Act did not have a material impact on the Company's consolidated financial statements for the fiscal year ended April 30, 2026, and the Company does not currently expect the OBBB Act to have a material impact on its consolidated income tax provision in future periods.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 10 — Transactions with Affiliates and Affiliated Entities
CEO Transition Agreement
On March 16, 2026, the Company, Mr. David Namdar, its current Chief Executive Officer, and Abound LLC, a Puerto Rico limited liability company pursuant to which Mr. Namdar performs services for the Company, entered into an agreement ("Transition Agreement"), approved by the Board, that awarded Mr. Namdar (a) a $0.4 million consulting fee for services Mr. Namdar performed for the Company since August 5, 2025, but for which the Company had not provided compensation, (b) a $50,000 monthly consulting fee as compensation for services provided until his separation from the Company, and (c) a lump sum cash payment ("Cash Incentive Award"), in lieu of an equity incentive award, equal in amount to the product of 132,000 shares of the Company's common stock multiplied by the greater of the 30-trading day average stock price of the Company's common stock on (x) March 16, 2026 or (y) the date of separation, which is the earlier of (a) the Company's next annual meeting of stockholders, (b) the appointment by the Board of a new or interim chief executive officer of the Company, or (c) August 31, 2026. In addition, the Company will pay Mr. Namdar $0.9 million at the date of separation in exchange for restrictive conditions, including confidentiality, non-compete, non-solicitation, non-disparagement and non-assistance to litigants restrictions.
The Company recorded compensation expense of $1.4 million within "Selling, general and administrative expenses" in the Consolidated Statements of Operations and Comprehensive Income and paid $0.5 million in cash to Mr. Namdar through Abound LLC. In addition, the Company recognized a $0.6 million liability for the Cash Incentive Award, presented within "Other current related party liabilities, at fair value" in the Consolidated Balance Sheets.
AMA Controlled by a Former Board Member
Mr. Hans Thomas, a member of the Board until March 2026, owns the majority of the Asset Manager. Under the AMA (Note 1), the Company incurred management fees of $5.0 million during the period from June 7, 2025 through April 30, 2026, presented as "Management fees to affiliate" in the Consolidated Statements of Operations and Comprehensive Income, of which the Company paid $4.6 million. At April 30, 2026, the Company accrued unpaid asset management fees of $0.4 million within "Other current related party liabilities" in the Consolidated Balance Sheets, and the Asset Manager and its affiliates hold all of the Asset Manager Warrants and exercised all of the 2,376,236 Strategic Advisor Warrants issued to them during the period from June 7, 2025 through April 30, 2026 in a cashless exercise.
See Note 12 for recent activities related to the AMA and the Company's Asset Manager.
Seller Note Payable to Employee
The Company issued the Tax Indemnification Note to, and created the Escrow Deposit for the potential benefit of, the Selling Fat Panda Shareholders, one of whom is the President of Fat Panda, a current employee of the Company. In addition, the Company issued the Fat Panda Promissory Notes to the President of Fat Panda (Note 2). During the period from June 7, 2025 through April 30, 2026, the Company incurred interest expense totaling $0.1 million, presented as "Interest expense to affiliate" in the Consolidated Statements of Operations and Comprehensive Income, of which the Company paid $0.1 million. See Note 5 for additional detail regarding these notes payable, which the Company presents as "Related party note payable" in the Consolidated Balance Sheets. The Company does not reflect the Escrow Deposit in these Consolidated Financial Statements as a third-party administrator controls those funds; however, the release of the Escrow Deposit, which depends upon finalization of working capital adjustments at the Acquisition Date, may impact the purchase price the Company paid for Fat Panda in the Fat Panda Acquisition (Note 2).
Agreements and Transaction with a Board Member
On June 19, 2024, Mr. Nicholas J. Etten, a member of the Board, and the Company entered into a consulting agreement, replaced on July 28, 2025 with a new consulting agreement (the "2025 Agreement"), whereby Mr. Etten would provide advisory services related to acquisition sourcing, strategic consulting, and investor coordination, and would be compensated at a rate of $2,500 per week, subject to downward adjustment based on hours worked. During the period from June 7, 2025 through January 1, 2026, the Company paid $0.1 million to Mr. Etten for consulting services under these agreements. In April 2026, the Company identified excess payments totaling $6,300 to Mr. Etten that Mr. Etten returned to the Company.
Mr. Etten terminated the 2025 Agreement on February 2, 2026 with effect from January 1, 2026. At April 30, 2026, there were no amounts payable to Mr. Etten under the 2025 Agreement.
See Note 12 for information regarding Mr. Etten's resignation as a member of the Board.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 11 — Commitments and Contingencies
The Company was subject to the following commitments and contingencies at April 30, 2026:
Indemnifications
In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and that provide general indemnifications, including indemnifications to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers and employees that will require the Company to, among other things, indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and certain of its officers and employees, and former officers, directors, and employees of acquired companies, in certain circumstances. The Company's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Company's experience, the Company expects the risk of material loss to be remote.
Litigation
From time to time, in the normal course of business, the Company is subject to claims and legal proceedings. Litigation is inherently unpredictable, and the Company's assessments may change as matters progress. The Company expenses legal fees as incurred and records a liability for contingent losses when it is both probable that a loss has been incurred and the amount can be reasonable estimated. An unfavorable outcome to any matter, if material, could adversely affect the Company's financial condition, liquidity, or results of operations.
AMA Litigation
On May 22, 2026, the Company filed a complaint against the Asset Manager, in the United States District Court for the District of Delaware, regarding the AMA. The complaint seeks a declaration that the AMA is void from inception as unconscionable and orders all fees paid by the Company to its Asset Manager under the AMA since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the AMA, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.
Abraham Gomez Matter
In February 2026, Abraham Gomez, an individual, filed a civil complaint in the Superior Court of the State of California, County of Tulare, Abraham Gomez v. CEA Industries, Inc., et al. (Case No. VCU331863), against the Company and Mr. Hans Thomas, a former member of the Board. The complaint asserts various claims against the defendants, including claims for fraud, promissory estoppel, quantum meruit and unjust enrichment, arising from alleged investment-related discussions and alleged services purportedly performed for the benefit of the Company. The plaintiff seeks damages, including compensatory damages according to proof (which the complaint alleges exceed approximately $2.8 million), together with interest, attorneys' fees, costs and other relief.
On March 27, 2026, the Company filed a Notice of Removal to the United States District Court for the Eastern District of California. On April 3, 2026, the Company filed a motion to dismiss the complaint for lack of personal jurisdiction and failure to state a claim upon which relief can be granted. The Company's motion to dismiss is fully briefed before the court and scheduled for oral argument on June 24, 2026. The Company intends to defend the action vigorously. At this preliminary stage of the matter, the Company cannot reasonably estimate the possible loss or range of loss, if any, that may result from the proceeding.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Debt Facility
On April 30, 2026, the Company and BitGo Prime, LLC ("Lender 1") entered into an uncommitted master loan facility ("Facility 1"), pursuant to which the Company may borrow digital assets or cash from Lender 1 from time to time. Each loan is documented in a separate loan agreement by the parties setting forth the specific terms, including principal amount, fees, collateral requirements, and the date on which the loan is to commence and mature. Each loan may have a fixed term, or may include a call option held by Lender 1 or prepayment option held by the Company, as specified in each loan agreement. Borrowings under the master loan agreement are secured by collateral in favor of Lender 1. Collateral may include BNB, cash, or other forms agreed upon by the parties. The collateral’s required value is typically higher than the borrowed amount, subject to margin calls as set forth in the master loan agreement. If the value of posted collateral falls below the margin call threshold, the Company must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to Lender 1, including the right to liquidate pledged collateral. Lender 1 holds BNB collateral owned by the Company in a segregated custody account in the Company's name, and Lender 1 is not permitted to use such BNB to secure any other loan or account.
On April 30, 2026, the Company and Lender 1 entered into a loan agreement whereby the Company received $10.0 million of USDC on May 1, 2026, and for which the Company pledged $17.0 million of BNB reported as restricted digital assets.
Fat Panda
Customer Rewards Program
Fat Panda offers a "Buy 10, Get 1 Free" card redemption program that it started in the year ended 2022. Customers at Fat Panda's retail stores may collect redemption cards, which do not expire, upon purchase and redeem the card for a complimentary product after purchasing ten items. While the Company does not believe accumulated redemptions to be material, it cannot estimate its potential economic exposure and has not accrued a liability for such redemptions.
Fat Panda Acquisition
The Company has not recorded any assets or liabilities in connection with the Escrow Deposit, which the Company and Selling Fat Panda Shareholders have not mutually released, (Note 2) or the Tax Indemnification Note (Note 5).
Industrial Climate Control System Installation Contracts
The Company has not yet completed the delivery and installation of certain industrial climate control systems, for which the Company holds non-refundable deposit assets of $0.1 million, net of reserves. The Company does not have any material exposure to customers in excess of deposit assets held.
Leases
At April 30, 2026. the Company has 35 non-cancellable leases on retail, office, and manufacturing spaces expiring through March 2033 that it does not sublease. Leases held by the Company include renewal options, and escalation clauses, though the Company has not considered such renewal provisions in the determination of the lease term as it is not reasonably certain it will exercise these options. The terms of the leases do not impose any financial restrictions or covenants.
One lease pertains to 11,491 square feet of manufacturing and office space in Louisville, CO used for the Company's industrial climate control system operations that expires in January 2027 while the remaining leases relate to an aggregate 49,046 square feet of retail, office, and manufacturing space in Manitoba, Saskatchewan, and Ontario, Canada for Fat Panda's operations.
The Company made the following rent payments and incurred expense, presented within "Selling, general and administrative expenses" in the Consolidated Statements of Operations and Comprehensive Income:

Successor
Period from June 7, 2025 through April 30, 2026
Rent expense	$1,024
Cash paid for operating leases	659
The Company's operating right-of-use assets and lease liabilities are as follows:

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Consolidated Balance Sheets Line Items	Successor	Predecessor
		April 30, 2026	April 30, 2025
Operating lease right-of-use asset	Other current and non-current assets	$1,710	$1,890
Operating lease liability, current	Current portion of operating lease liability	670	529
Operating lease liability, long-term	Other non-current liabilities	1,100	1,375
Future undiscounted, minimum lease payments for the Company's non-cancellable operating leases at April 30, 2026 were as follows:

Successor
Fiscal Years Ending April 30,	April 30, 2026
2027	$753
2028	504
2029	319
2030	186
2031	91
Thereafter	126
Total undiscounted, minimum lease payments	1,979
Less: imputed interest	(209)
Present value of minimum lease payments	$1,770
Other information related to the Company's leases were as follows:

	Successor	Predecessor
	April 30, 2026	April 30, 2025
Weighted-average remaining lease term (years)	3.6	4.1
Weighted-average discount rate	6.1%	6.3%
Other Contingent Payments
The Company has engaged various third parties entitled to contingent payments totaling $0.7 million, which primarily represent success fees contingent upon future events.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12 — Subsequent Events
The following events occurred subsequent to April 30, 2026 through the issuance date of these Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.
Restatements
On June 11, 2026, the management of the Company, with the concurrence of the Audit Committee of the Board of Directors, concluded that the previously issued condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q for the (i) three months ended October 31, 2025, the period from June 7, 2025 through October 31, 2025 (the “Second Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on December 15, 2025 (the “Second Quarter Form 10-Q”) and (ii) three months ended January 31, 2026 and the period from June 7, 2025 through January 31, 2026 (the “Third Quarter Successor” period) and the period from May 1, 2025 through June 6, 2025, originally filed with the SEC on March 16, 2026 (the “Third Quarter Form 10-Q” and together with the Second Quarter 10-Q, the “Quarterly Reports on Form 10-Q”) should no longer be relied upon.
The conclusion was based on the identification of an error in the calculation of the weighted-average number of shares outstanding used in determining basic and diluted EPS. The error resulted in an understatement of basic and diluted weighted-average shares outstanding, which in turn understated or overstated basic and diluted EPS. For the three months ended October 31, 2025, basic and diluted weighted average number of shares were understated by 2,214,508 shares and as a result, basic and diluted EPS were overstated by $0.21. For the Second Quarter Successor period, basic weighted average shares were understated by 1,857,056 shares and diluted weighted average shares were understated by 857,057 shares and as a result, basic and diluted EPS were overstated by $0.45. For the three months ended January 31, 2026, basic and diluted weighted average number of shares were understated by 2,376,236 shares and as a result, basic and diluted EPS were understated by $0.08. For the Third Quarter Successor period, basic weighted average shares were understated by 21,806,662 shares and diluted weighted average shares were understated by 21,806,663 shares and as a result, basic EPS was overstated by $4.26 and diluted EPS was overstated by $4.21. The error did not impact the Company's net income (loss), total assets, total liabilities, stockholders’ equity, revenue, cash flows, or net income (loss) available to common stockholders in each affected period.
On June 23, 2026, the Company restated its previously issued unaudited condensed consolidated financial statements for the second and third fiscal quarters of 2026 resulting from an error in the computation of weighted-average shares used to compute basic and diluted earnings (loss) per share, which it deemed material on June 11, 2026.
Asset Manager Litigation
On May 22, 2026, the Company filed a complaint against its Asset Manager in the United States District Court for the District of Delaware, regarding the AMA. The complaint seeks a declaration that the AMA is void from inception as unconscionable and orders all fees paid by the Company to its Asset Manager under the AMA since inception be returned to the Company. Alternatively, the complaint seeks a declaration that a liquidated damages clause in the AMA, which would accelerate nearly 20 years of future fees upon termination, is an unenforceable penalty.
Nasdaq Compliance
On May 7, 2026, the Company received a letter from the staff of Nasdaq (the "Nasdaq Staff") notifying the Company that it no longer complies with Nasdaq Listing Rule 5620(a) for continued listing of shares of the Company's common stock, due to the Company's failure to hold an annual meeting within 12 months of the Company's fiscal year end. As a result, the Company has submitted a plan to Nasdaq to regain compliance. If Nasdaq accepts the Company's plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year ended April 30, 2026, or until October 27, 2026, to allow the Company to regain compliance.
The Company's plan of compliance with respect to the foregoing requirement setting forth, among other things, a proxy statement preparation and proxy solicitation timeline leading to its annual meeting of our shareholders. There is no assurance that the Staff will accept the Company's plan of compliance. In the event our plan is not accepted, the Company's securities may be subject to delisting and it will have the opportunity to appeal the Staff’s delisting determination to a hearings panel. The Company expects to organize an annual meeting in the coming weeks to regain compliance with the applicable Nasdaq Listing Rules.

Table of Contents    CEA Industries Inc.
Notes to Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The Company intends to submit its plan of compliance with respect to the foregoing requirement setting forth, among other things, a proxy statement preparation and proxy solicitation timeline leading to the Company's annual meeting of its shareholders. While the Company intends to submit its compliance plan to address the foregoing deficiency, the Company cannot provide any assurance that it will be able to present a plan of compliance that will be accepted by the Nasdaq Staff. In the event the Company's plan is not accepted, the Company's securities may be subject to delisting and the Company will have the opportunity to appeal the Nasdaq Staff's delisting determination to a hearings panel. The Company expects to organize an annual meeting in the coming weeks to regain compliance with the applicable Nasdaq Listing Rules.
Debt Obligations
On May 1, 2026, the Company received $10.0 million of USDC from Lender 1 for which the Company pledged $17.0 million of BNB. (Note 11)
Share Repurchases
The Company purchased 1,434,112 shares of its common stock for $3.8 million, including costs of $— million, in connection with the Share Repurchase Program.
Other
On May 4, 2026, Anthony K. McDonald, the Company's President and a member of the Company's Board, resigned as President and as a director of the Company. In exchange for a release of claims and Mr. McDonald’s agreement to certain covenants, including cooperation, Mr. McDonald will receive an aggregate of $0.3 million payable over 12 months and reimbursement for legal fees of up to $10,000. Mr. McDonald’s outstanding equity awards will remain in effect in accordance with their terms.
On June 10, 2026, Nicholas J. Etten, a member of the Board, resigned as a director of the Company. In exchange for a release of claims and Mr. Etten's agreement to certain covenants, including cooperation, Mr. Etten received a payment of $85,000 and will receive reimbursement for legal fees of up to $50,000. Mr. Etten's outstanding equity award will remain in effect in accordance with its terms.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 30, 2026 due to the material weakness in internal control over financial reporting described below.
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
Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in 2013 and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of April 30, 2026, for the reasons discussed below.
A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Management identified the following material weakness in its assessment of the effectiveness of internal control over financial reporting as of April 30, 2026:
The Company did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements, (ii) there is inadequate segregation of duties due to our limited number of accounting personnel, and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes including revenue, taxes, stock-based compensation, earnings per share computations, and other areas, and place significant reliance on, for our financial reporting.
This material weakness contributed to material misstatements to basic and diluted weighted-average shares outstanding and basic and diluted earnings per share (“EPS”) in the Company’s quarterly reports on Form 10-Q for the second and third quarters for the fiscal year ended April 30, 2026, which were corrected in amendments to such filings prior to the issuance of the consolidated financial statements as of and for the year ended April 30, 2026.

We are in the process of taking appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. As a significant step in the remediation of these deficiencies, effective March 9, 2026, the Company appointed William B. Miller as Chief Financial Officer. Mr. Miller’s appointment separates the principal financial and accounting officer function from the Chief Executive Officer role for future periods and is expected to strengthen the Company’s financial reporting capabilities, supervisory review structure, and segregation of duties. We are committed to taking additional steps to improve our financial organization when we are able including, without limitation, expanding our accounting staff and improving our systems and controls to reduce our reliance on the manual nature of our existing systems. However, due to our size and our financial resources, remediating the several identified weaknesses has not been possible and may not be economically feasible now or in the future.
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
Changes in Internal Control over Financial Reporting
There were no changes identified in connection with our internal control over financial reporting during the quarter ended April 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the steps we have taken to address material weaknesses described immediately above.

ITEM 9B. OTHER INFORMATION
During the quarter ended April 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 relating to executive officers, directors and nominees for election of directors at the 2026 Annual Meeting of Shareholders (the "2026 Annual Meeting"), the timely filing of reports under Section 16 of the Securities Exchange Act of 1934, audit committees and audit committee financial experts, and the Company's Code of Business Conduct and Ethics is incorporated herein by reference to the relevant information in the Company's proxy statement for the 2026 Annual Meeting (the "2026 Proxy Statement"), which will be filed with the SEC within 120 days after the end of the Company's fiscal year ended April 30, 2026.
The Company has adopted an insider trading policy and procedures applicable to directors, officers, and employees and has implemented processes for the Company it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of the Company's insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 for the Company is incorporated herein by reference to the relevant information in the 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company's fiscal year ended April 30, 2026.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 for the Company is incorporated herein by reference to the relevant information in the 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company's fiscal year ended April 30, 2026.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 for the Company is incorporated herein by reference to the relevant information in the 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company's fiscal year ended April 30, 2026.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 for the Company is incorporated herein by reference to the relevant information in the 2026 Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company's fiscal year ended April 30, 2026.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed January 28, 2010).
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1(b) to the Annual Report on Form 10-K filed April 2, 2018).
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 4, 2021).
3.4	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 18, 2021).
3.5	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report filed February 1, 2022).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2025).
3.7	Certificate of Designations of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 30, 2021).
3.8	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed December 29, 2025).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed January 28, 2010).
4.2	Form of the Underwriter Representative Warrant (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed February 4, 2022).
4.3
Form of Warrant Agency Agreement for the Public Warrants, dated February 10, 2022, between the Registrant and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.4
Form of Public Warrant, issued February 10, 2022, with Continental Stock Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed January 31, 2022).

4.5
Warrant Agreement, dated August 5, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (including the form of Warrant Certificate attached as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed April 14, 2026).

4.6
Stockholder Rights Agreement, dated December 26, 2025, by and between the Registrant and Continental Stock Transfer & Trust Company, as rights agent (including the Form of Rights Certificate attached as Exhibit B thereto) (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A filed December 29, 2025).

4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 28, 2025).
4.8	Form of Stapled Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed July 28, 2025).
4.9	Form of Asset Manager Warrants (incorporated by reference to Exhibit 4. to the Current Report on Form 8-K filed August 8, 2025).
4.10	Form of Strategic Advisor Warrants (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed August 8, 2025).

4.11*	Description of Securities.
10.1+
Executive Employment Agreement, dated November 24, 2021, by and between the Registrant and Anthony K. McDonald (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed November 26, 2021).

10.2+	CEA Industries Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed August 3, 2017).

10.3+	CEA Industries Inc, 2021 Equity Incentive Plan (incorporated by reference to Exhibit B to the Proxy Statement of the Registrant filed April 7, 2021).
10.4	Purchase Agreement, dated February 7, 2025, for the acquisition of Fat Panda Ltd. et.al. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 12, 2025).
10.5	Amendment No. 1 to the Purchase Agreement, dated February 7, 2025 (incorporated by reference from Exhibit 1.2 of the Current Report on Form 8-K filed June 10, 2025).
10.6	Amendment No. 2 to the Purchase Agreement, dated February 7, 2025 (incorporated by reference from Exhibit 1.3 of the Current Report on Form 8-K filed June 10, 2025).
10.7
Form of Cash Securities Purchase Agreement, dated July 28, 2025, between the Registrant and each Purchaser (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed July 28, 2025).

10.8
Form of Cryptocurrency Securities Purchase Agreement, dated July 28, 2025, between the Registrant and each Purchaser (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed July 28, 2025).

10.9	Form of Registration Rights Agreement, dated July 28, 2025, between the Registrant and each Holder (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed July 28, 2025).
10.1
Asset Management Agreement, dated August 5, 2025, by and between the Registrant and 10X Capital Partners LLC (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed August 8, 2025).

10.11
Strategic Advisor Agreement, dated August 5, 2025, by and between the Registrant and 10X BNB Cayman Sponsor (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed August 8, 2025).

10.12
Strategic Advisor Agreement, dated August 5, 2025, by and between the Registrant and YZi Management Labs Ltd. (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed August 8, 2025).

10.13	Form of Amendment No. 1 to the Registration Rights Agreement, dated September 3, 2025 (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed September 9, 2025).
10.14	Open Market Share Repurchase Agreement, dated September 22, 2025 (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed September 25, 2025).
10.15+	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.6 to the Company‘s Quarterly Report on Form 10-Q filed December 12, 2025).
10.16+	Employment Agreement, dated March 9, 2026, by and between the Registrant and William B. Miller (incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed March 12, 2026).
10.17+
Transition Agreement, dated March 16, 2026, by and between the Registrant, Abound LLC and David Namdar (incorporated by reference from Exhibit 10.7 of the Current Report on Form 8-K filed March 16, 2026).

10.18+	CEA Industries Inc. 2026 Inducement Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8, filed April 8, 2026).
10.19+	Form of Restricted Stock Unit Award Agreement under the CEA Industries Inc. 2026 Inducement Plan (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed April 9, 2026).
14.1	Code of Business Conduct and Ethics adopted February 13, 2018 (incorporated by reference to Exhibit 14 to the Current Report on Form 8-K filed February 14, 2018).
18.1*	Preferability Letter of Sadler, Gibb & Associates, LLC Regarding Change in Accounting Principle.
19.1
Form of CEA Industries Statement of Policy on Insider Trading (adopted by the Board of Directors on November 24, 2021) (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed March 27, 2025).

21.1*	Significant Subsidiaries of Registrant.
23.1*	Consent of Sadler, Gibb & Associates, LLC.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	CEA Industries Policy for the Recovery of Erroneously Awarded Compensation adopted March 1, 2023 (incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K filed March 27, 2025).

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+    Indicates a management contract or compensatory plan.
*Filed herewith.
**Furnished herewith.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the "Registrant")

Dated: June 23, 2026	By:	/s/ David Namdar
David Namdar
Chief Executive Officer
(Principal Executive Officer)

Dated: June 23, 2026	By:	/s/ Brent Miller
Brent Miller
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Namdar	Chief Executive Officer	June 23, 2026
David Namdar	(Principal Executive Officer)

/s/ Brent Miller	Chief Financial Officer	June 23, 2026
Brent Miller	(Principal Financial Officer and Principal Accounting Officer)

/s/ Carly Howard	Chair of the Board of Directors	June 23, 2026
Carly Howard

/s/ Annemarie Tierney	Director	June 23, 2026
Annemarie Tierney

/s/ Glenn Tyranski	Director	June 23, 2026
Glenn Tyranski