Form 10-Q
period 2026-07-31
CEA Industries Inc.
filed 2026-09-11
CIK 1482541

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number 001-41266
______________________________________
CEA INDUSTRIES INC.
______________________________________
(Exact name of registrant as specified in its charter)

Nevada	27-3911608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

385 South Pierce Avenue, Suite C, Louisville, Colorado	80027
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (303) 993-5271
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	BNC	Nasdaq Capital Market
Warrants to purchase common stock	BNCWW	Nasdaq Capital Market
Warrants to purchase common stock	BNCWZ	Nasdaq Capital Market
Preferred Stock Purchase Rights	N/A	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
At September 4, 2026, the registrant had 41,173,850 shares of common stock, $0.00001 par value, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that constitute "forward-looking statements" within the meaning of the U.S. federal securities laws, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believe,” “expect,” “potential,” “continue,” “may,” “should,” “seek,” “approximately,” “predict,” “intend,” “will,” “plan,” “project,” “target,” “estimate,” “anticipate,” “conviction,” the negative version of these words, other comparable words or other statements that do not relate strictly to historical or factual matters. By their nature, forward-looking statements speak only as of the date they are made, are not statements of historical fact or guarantees of future performance and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. BNC’s expectations, beliefs and projections are expressed in good faith and BNC believes there is a reasonable basis for them. However, there can be no assurance that BNC’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
The statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements which involve risks and uncertainties. Examples of forward-looking statements include, but are not limited to, statements regarding the Company’s execution of its BNB digital asset treasury strategy, driving operational and strategic execution and resolving the pending Asset Management Agreement litigation, the Company’s position as the world’s largest corporate BNB treasury, the Company’s BNB holdings, treasury management opportunities within the BNB ecosystem, the Company’s expectations with respect to shareholder advisory costs, the Company’s director search, the Company’s CEO search, the Company’s financial condition and liquidity outlook, the Company’s future financial results, share repurchases, strategy, plans, objectives, expectations (financial or otherwise) and growth potential, and the Company’s ability to create shareholder value and statements in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. BNC wishes to caution readers that these forward-looking statements may be affected by the risks and uncertainties in BNC’s business, as well as other important factors that may have affected and could in the future affect BNC’s actual results and could cause BNC’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of BNC. In evaluating these forward-looking statements, readers should consider various risk factors, which include, but are not limited to: volatility in the market price of BNB and other digital assets; the concentration of BNC’s holdings in BNB and of its custody arrangements within the Binance ecosystem; collateral maintenance and repayment obligations under BNC’s master loan facility; the outcome of the AMA litigation, BNC’s non-payment of accrued management fees, and the enforceability of the AMA’s liquidated damages provision; BNC’s ability to appoint a permanent chief executive officer and an additional independent director within the deadlines under the Cooperation Agreement; the previously disclosed material weakness in BNC’s internal control over financial reporting; BNC’s continued compliance with Nasdaq listing requirements; BNC’s ability to finance its current business and proposed future business, including the ability to finance the continued acquisition of BNB; evolving laws, regulations and accounting guidance applicable to digital assets; the future value and adoption of BNB; the Company's expectations with respect to shareholder activism; outcome of the Company's director and CEO searches; and execution of the Company's BNB digital asset treasury strategy.
Forward-looking statements are subject to numerous conditions and risks, many of which are beyond BNC’s control. In addition, these forward-looking statements and the information in this Quarterly Report on Form 10-Q are qualified in their entirety by cautionary statements and risk factor disclosures contained in BNC’s filings with the SEC, including BNC’s most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and BNC’s subsequent filings with the SEC, as each may be amended or supplemented from time to time. Copies of BNC’s filings with the SEC are available on the SEC’s website at www.sec.gov. BNC undertakes no obligation to update these forward-looking statements for revisions or changes after the date of this Quarterly Report on Form 10-Q, except as required by law.
Except where the context requires otherwise, the terms "Company," "we," "us," "our," and "BNC" refer to CEA Industries Inc., a Nevada corporation, and its subsidiaries.

PART I
Financial Information
ITEM 1. FINANCIAL STATEMENTS
CEA Industries Inc.

Table of Contents    CEA Industries Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$7,084	$3,061
Inventory, net	3,816	4,040
Other current assets	3,931	3,127
Total current assets	14,831	10,228

Non-current assets
Digital assets, net of current portion	302,297	317,256
Intangible assets, net	4,520	4,800
Goodwill	3,427	3,538
Other non-current assets	2,077	2,024
Total non-current assets	312,321	327,618
Total Assets	$327,152	$337,846

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$4,437	$5,290
Current portion of operating lease liability	621	670
Debt	15,000	—
Related party note payable	1,798	1,083
Other current related party liabilities, at fair value	—	558
Other current related party liabilities	1,468	365
Other current liabilities	760	678
Total current liabilities	24,084	8,644

Non-current liabilities
Warrants	12,049	22,031
Related party note payable	—	753
Other non-current liabilities	1,590	1,642
Total non-current liabilities	13,639	24,426
Total liabilities	37,723	33,070

Commitments and contingencies (Note 11)

SHAREHOLDERS’ EQUITY
Preferred stock $0.00001 par value; 25,000,000 authorized; none issued and outstanding	—	—
Common stock $0.00001 par value; 200,000,000 authorized; 41,173,850 and 42,607,962 issued and outstanding at July 31, 2026 and April 30, 2026, respectively	—	—
Additional paid-in capital	227,542	231,274
Retained earnings	62,043	73,443
Accumulated other comprehensive income (loss)	(156)	59
Total shareholders’ equity	289,429	304,776
Total Liabilities and Shareholders' Equity	$327,152	$337,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents    CEA Industries Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands, except per share amounts)

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025

Revenue	$7,165	$4,580	$2,928
Cost of revenue	5,201	3,207	2,002
Gross profit	1,964	1,373	926

Operating expenses
Management fees to affiliate	1,103	—	—
Selling, general and administrative expenses	5,427	1,630	905
Shareholder advisory expenses	1,391	—	—
Unrealized loss on digital assets	15,294	—	—
Other affiliate operating expenses	(20)	—	—
Total operating expenses	23,195	1,630	905

Operating income (loss)	(21,231)	(257)	21

Other income (loss), net
Airdrop income	284	—	—
Gain on change in fair value of warrant liability	9,982	—	—
Interest expense	(314)	(252)	—
Interest expense to affiliate	(26)	(16)	—
Business combination expenses	—	(721)	—
Total other income (loss), net	9,926	(989)	—
Income (loss) before income tax expense (benefit)	(11,305)	(1,246)	21
Income tax expense (benefit)	95	(60)	2
Net income (loss)	(11,400)	(1,186)	19

Other comprehensive income (loss)
Foreign currency translation adjustment	(215)	(47)	35
Total comprehensive income (loss)	$(11,615)	$(1,233)	$54

Net income (loss) per share of common stock attributable to common shareholders
Basic	$(0.22)	$(1.41)	$13.48
Diluted	$(0.22)	$(1.41)	$13.48

Weighted average number of common shares outstanding
Basic	52,914,444	842,852	1,410
Diluted	52,914,444	842,852	1,410
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents    CEA Industries Inc.
Unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity
(dollars in thousands)

	Successor
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
April 30, 2026	42,607,962	$—	—	$—	$231,274	$73,443	$59	$304,776
Repurchase of common stock, net	(1,434,112)	—	—	—	(3,799)	—	—	(3,799)
Equity-based compensation	—	—	—	—	67	—	—	67
Foreign currency translation adjustment	—	—	—	—	—	—	(215)	(215)
Net loss	—	—	—	—	—	(11,400)	—	(11,400)
July 31, 2026	41,173,850	$—	—	$—	$227,542	$62,043	$(156)	$289,429

	Successor
	Common Stock		Preferred Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
June 7, 2025	802,346	$—	—	$—	$49,613	$(41,802)	$—	$7,811
Issuance of common stock, net
Exercise of warrants	17,648	—	—	—	—	—	—	—
Fat Panda Acquisition	39,000	—	—	—	314	—	—	314
Equity-based compensation	1,529	—	—	—	7	—	—	7
Foreign currency translation adjustment	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	(1,186)	—	(1,186)
July 31, 2025	860,523	$—	—	$—	$49,934	$(42,988)	$(47)	$6,899

	Predecessor
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
April 30, 2025	1,410	$—	$—	$4,838	$(77)	$4,761
Foreign currency translation adjustment	—	—	—	—	35	35
Net income	—	—	—	19	—	19
June 6, 2025	1,410	$—	$—	$4,857	$(42)	$4,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents    CEA Industries Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Cash flows from operating activities
Net income (loss)	$(11,400)	$(1,186)	$19
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	158	124	13
Equity-based compensation	67	7	—
Non-cash income from airdrops	(284)	—	—
Unrealized loss on digital assets	15,294	—	—
Change in fair value of warrant liabilities	(9,982)	—	—
Other, net	240	(74)	—
Changes in operating assets and liabilities:
Accounts receivable	(96)	(8)	53
Income taxes payable	153	(60)	2
Inventory	96	286	(363)
Prepaid expenses	(1,057)	1,118	7
Accounts payable and accrued liabilities	(275)	(1,972)	35
Lease liabilities	(31)	—	—
Deferred revenue	76	(33)	—
Royalty	—	—	(5)
Related party liabilities	1,104	—	—
Cash Incentive Award	(538)	—	—
Net cash used in operating activities	(6,475)	(1,798)	(239)

Cash flows from investing activities
Cash paid for acquisition of Fat Panda	—	(10,571)	—
Purchases of property and equipment	(123)	—	—
Net cash used in investing activities	(123)	(10,571)	—

Cash flows from financing activities
Proceeds from notes payable	14,963	3,910	—
Repurchase of shares	(4,279)	—	—
Net cash provided by financing activities	10,684	3,910	—
Net increase (decrease) in cash and cash equivalents	4,086	(8,459)	(239)
Effect of exchange rate changes on cash and cash equivalents	(63)	32	14
Cash and cash equivalents, beginning of period	3,061	11,447	2,149
Cash and cash equivalents, end of period	$7,084	$3,020	$1,924

Supplemental cash flow information
Cash paid for interest	$211	$—	$—
Cash paid for income taxes	—	—	—

Non-cash Investing and Financing Activities:
Issuance of common stock to acquire Fat Panda	$—	$(314)	$—
CRA indemnity note	—	365	—
Issuance of related party notes for Fat Panda acquisition	—	1,394	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

Note 1 — Nature of Operations
Description of Business
CEA Industries Inc. ("CEAI," or, together with its subsidiaries, the "Company" or "BNC") is a digital asset treasury ("DAT") focused exclusively on BNB, the native token of the BNB blockchain network ("BNB Chain"). Its primary business is to build and manage the largest corporate treasury of BNB to provide institutional-grade exposure to blockchain infrastructure and decentralized finance ("DeFi") and to generate income, such as by receiving new tokens or coins distributed by a project to a wide range of individuals in the crypto community ("Airdrops"), including to BNC in connection with its eligible BNB holdings. The Company may also generate returns through additional digital asset-related activities, such as staking, validation services, lending, and other DeFi protocols in the future, though it has not staked any BNB through July 31, 2026. Additionally, as part of the Company's ongoing operations, it engages in core retail nicotine vape operations and sale of industrial climate control systems for controlled environment agriculture.
As more fully described in "—Segment Reporting," the Company operates the following two business segments:
●BNB Treasury Management — Operations directly related to the Company's DAT strategy, including the acquisition, disposition, and management of the Company's BNB holdings or other digital assets such as via Airdrops.
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
In August 2025, the Company initiated a strategic transformation to adopt the current BNB-focused DAT strategy that commenced on August 5, 2025, following the closing of a private placement that raised $500.0 million (the "PIPE Transaction"), with up to $750.0 million additional proceeds available through warrant exercises (Note 6), and execution of an Asset Management Agreement ("AMA") to provide asset management and related services with respect to the Company's DAT strategy with 10X Capital Partners LLC ("Asset Manager") (Note 10). In connection with this strategic shift, the Company changed its Nasdaq ticker symbol from "VAPE" to "BNC" on August 6, 2025, reflecting the Company's strategic focus on BNB as its primary treasury reserve asset. The Company's treasury assets are held by BNC BNB Cayman, a Cayman Islands exempt company, indirectly owned through the Company's wholly owned subsidiary, CEA BRS LLC, a Delaware limited liability company and the sole stockholder of BNC BNB Cayman (Note 7).
Segment Reporting
During the second fiscal quarter of 2026, the Company introduced a new business line focused on the Company's DAT strategy, and appointed a new Chief Executive Officer, who served as the chief operating decision maker ("CODM") until July 2026, after which the Interim Principal Executive Officer and Chief Financial Officer served as the CODM. These changes triggered a reassessment of the Company's operating segments under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") ASC 280, Segment Reporting. As a result of this reassessment, the Company determined that it operates two reportable segments: BNB Treasury Management and Retail and Industry (see "—Description of Business"). Comparative periods have been recast to reflect this change in segment composition. The CODM evaluates the financial performance of the business and makes resource allocation decisions based on these two distinct sources of business activity.
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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

	Successor
	Three Months Ended July 31, 2026
	Retail and Industry	BNB Treasury Management	Corporate	Total
Total revenue, net	$7,165	$—	$—	$7,165
Cost of revenue	(5,201)	—	—	(5,201)
Unrealized gain (loss) on digital assets	—	(15,294)	—	(15,294)
Other income from Airdrops	—	284	—	284
Advertising and marketing expense	(43)	—	(108)	(151)
Compensation expense	(1,206)	(44)	(726)	(1,976)
Management fees to affiliate	—	(1,103)	—	(1,103)
Professional and contractor fees	(84)	—	(1,359)	(1,443)
Equity-based compensation	(1)	—	(66)	(67)
Gain from change in fair value of warrant liabilities	—	—	9,982	9,982
Interest expense and other income, net	(26)	—	(314)	(340)
Other segment expenses(A)	(1,063)	(82)	(2,016)	(3,161)
Income (loss) from operations before provision for income taxes	(459)	(16,239)	5,393	(11,305)
Total Assets	16,611	309,384	1,157	327,152

	Successor
	Period from June 7, 2025 through July 31, 2025
	Retail and Industry	BNB Treasury Management	Corporate	Total
Total revenue, net	$4,580	$—	$—	$4,580
Cost of revenue	(3,207)	—	—	(3,207)
Advertising and marketing expense	(72)	—	—	(72)
Compensation expense	(518)	—	—	(518)
Professional and contractor fees	(549)	—	—	(549)
Equity-based compensation	(7)	—	—	(7)
Interest expense and other income, net	(268)	—	—	(268)
Other segment expenses(A)	(1,205)	—	—	(1,205)
Income (loss) from operations before provision for income taxes	(1,246)	—	—	(1,246)
Total Assets	19,128	—	—	19,128

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
A.Includes other selling, general, and administrative expenses such as occupancy expenses, maintenance expenses, utilities, depreciation and amortization expenses. Amounts also include business combination expenses during the period from June 7, 2025 through July 31, 2025 and shareholder advisory expenses during the three months ended July 31, 2026.
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
As a result of applying the acquisition method of accounting at the Acquisition Date, the accompanying unaudited condensed consolidated financial statements include a black line division to distinguish between the Predecessor and Successor reporting entities. These entities are presented on different bases and are therefore not comparable. The lack of comparability is primarily due to the impacts of the Fat Panda Acquisition, including the remeasurement of acquired assets and assumed liabilities at fair value in the Successor's unaudited condensed consolidated financial statements.
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, certain information and note disclosures, normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2027.
The balance sheet information at April 30, 2026 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto contained in the Annual Report on Form 10-K for the year ended April 30, 2026.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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
Concentrations
BNB Holdings
The Company’s digital asset holdings are substantially concentrated in its BNB holdings, which is its primary treasury reserve asset. Since a significant portion of the Company’s assets consists of BNB, adverse changes in the market price, liquidity, custody environment, regulatory treatment, or broader adoption of BNB or the BNB ecosystem could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and liquidity.
All of the Company's BNB holdings not pledged as collateral are held in custody through the Company’s sole custodian, Ceffu, a non-U.S. institutional digital asset custody platform operating within the Binance ecosystem. Ceffu uses a multi-party computation wallet infrastructure and maintains segregated account structures designed for institutional holders. While Ceffu operates as a separate entity from the Binance exchange, the Company's custody arrangement creates concentration exposure to the broader Binance ecosystem. Disruptions to Ceffu's operations, changes in its regulatory status, or adverse developments affecting the Binance ecosystem could materially impact the Company's ability to access, transfer, or liquidate its BNB holdings.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Fat Panda Suppliers
Fat Panda sources inventory, including raw materials and finished goods, from multiple suppliers. However, two suppliers accounted for 41.0% and 34.0% for the three months ended July 31, 2026 and 42.0% and 37.0% for the period from May 1, 2025 through June 6, 2025, respectively, of inventory purchases. One of those two suppliers accounted for 81.0% of inventory purchases for the period from June 7, 2025 through July 31, 2025. Loss of one, or both, suppliers could have a material adverse effect on the Company’s financial condition, results of operations, cash flows, and liquidity.
Foreign Currency Translation
The Company's unaudited condensed consolidated financial statements are presented in U.S. dollars ("USD"). Financial statements of foreign subsidiaries are translated into USD using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within the unaudited condensed consolidated financial statements. The Company's functional currency is USD, except for Fat Panda that uses Canadian dollars ("CAD").
Use of Estimates and Assumptions
The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes subjective estimates of project installations, warranty claims, product returns, promotional programs, and other variable consideration that significantly impacts revenue; inventory obsolescence, cost allocation, and impairment that significantly impacts costs of revenue; determinations of fair value of digital assets, including the value of tokens received from Airdrops that impact realized and unrealized digital asset gains or losses; volatility of the Company's stock that significantly impacts the fair value of warrants accounted as liabilities as well as warrants and other forms of compensatory equity awards that impacts such compensation expense or changes in liability fair value; the fair value of acquired tangible and intangible assets and liabilities assumed that significantly impacts goodwill and amortization of definite-lived intangible assets; estimates regarding trade accounts receivable that impact impairment and allowances for related losses; the useful lives of tangible and intangible assets; estimates of future taxable income and deductibility of compensatory warrants that impact current and deferred tax assets and liabilities and related tax provisions; and the outcome of litigation that may impact losses, expenses, or other items, including transactions with the Company's Asset Manager. Actual results may ultimately differ materially from those estimates.
Accounting Changes
Accounting Changes and Error Corrections
As previously disclosed in the Company's quarterly financial statements filed on Form 10-Q on March 16, 2026, the Company erroneously recognized $4.6 million of compensation expense in July 2025 for equity-based awards granted under a proposed equity incentive plan (the "2025 Equity Incentive Plan") that had not been approved by shareholders of the Company, and has not been approved at July 31, 2026. In July 2026, the Company's shareholders voted against the 2025 Equity Incentive Plan, though the Company may be required to offer its shareholders the opportunity to vote upon the 2025 Equity Incentive Plan a second time.
The Company evaluated the impact in accordance with SEC Staff Accounting Bulletins ("SAB") 99 Topic 1.M, Materiality, and SAB 108 Topic 1.N, Accounting Changes and Error Corrections and concluded that the error and subsequent correction were not material to prior or current unaudited condensed consolidated financial statements. Accordingly, an amendment to the previously issued financial statements was not required.
The accompanying comparative unaudited condensed consolidated financial statements for the period from June 7, 2025 through July 31, 2025 have been recast to correct the immaterial error.
Unaudited Condensed Consolidated Statement of Operations

	Period from June 7 through July 31, 2025
	As Reported(A)	Adjustment	Recast
Selling, general and administrative expenses	$6,292	$(4,662)	$1,630
A.Includes $0.1 million of advertising and marketing expenses, but excludes $0.7 million of business combination expenses presented separately.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Unaudited Condensed Consolidated Statement of Changes in Shareholders' Equity

	Period from June 7 through July 31, 2025
	As Reported	Adjustment	Recast
Equity-based compensation	$4,669	$(4,662)	$7
Net loss	(5,848)	4,662	(1,186)
Unaudited Condensed Consolidated Statement of Cash Flows

	Period from June 7 through July 31, 2025
	As Reported	Adjustment	Recast
Net loss	$(5,848)	$4,662	$(1,186)
Equity-based compensation	4,669	(4,662)	7
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
The Company follows this hierarchy for the fair value measurement of applicable assets and liabilities, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes the Company's asset and liability fair value hierarchy at July 31, 2026:

Level	Asset or Liability	Measurement
1	Cash and cash equivalents	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs. The Company estimates the fair value of USD Coin ("USDC") at parity with USD.
	Digital Assets	Estimates of fair value are measured using observable, quoted market prices on principal exchanges, or Level 1 inputs, on Binance exchange for BNB, Bitcoin ("BTC"), and Tether ("USDT").
3	Warrant Liabilities
Estimates of fair value are measured using observable, quoted market prices on Nasdaq Capital Markets traded under BNCWZ that started trading on April 15, 2026, but are not actively traded at July 31, 2026, as well as unobservable inputs, including adjusted historical volatility of shares of the Company's common stock.

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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of the Company's Level 3 financial instruments. The Company's determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after consideration of a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of assets or liabilities in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that asset or liability. At July 31, 2026, the Company's valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management.
Valuation of Digital Assets — The Company has designated the Binance exchange as its principal market for its digital assets as it is the market to which it has access that provides the greatest volume and level of orderly transactions for its respective digital assets. The Company reassesses its principal market when facts and circumstances change, including, but not limited to, when new markets become accessible, or the volume/activity in the current principal market declines. For digital assets that trade continuously across global markets, the Company applies a consistent valuation cut-off at midnight Coordinated Universal Time ("UTC") on the reporting date to determine fair value. All of the Company's digital assets are held by BNC BNB Cayman, and the principal market for each asset is determined based on the markets accessible to this subsidiary.
Valuation of Warrant Liabilities — Management considers the Stapled Warrants (Note 6) issued together with shares in connection with the PIPE Transaction and redeemable for the Company's equity as Level 3 liabilities in the fair value hierarchy as liquid markets exist for such liabilities, but the instruments do not actively trade. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of the Company's warrants, applying a Monte-Carlo model using estimates of volatility, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates. Management estimates fair value of warrants on an equal-weighted basis between the observed market trades and model outputs.
Valuation of Cash Incentive Award — Management considers the Cash Incentive Award issued under the Transition Agreement (Note 10) as Level 3 liability in the fair value hierarchy as no market exists for the agreement and management uses a model with unobservable inputs to estimate the award value. Management engaged an independent valuation firm to estimate the fair value of the Cash Incentive Award at April 30, 2026, applying a Monte-Carlo model using estimates of volatility, contractual terms, discount rates, dividend rates, expiration dates, and risk-free rates.
Valuation of Intangibles and Goodwill — The Company carries intangible assets, excluding applicable digital assets, and goodwill at the lower of their carrying value or fair value. Significant assumptions and estimates used in the valuation of intangible assets and goodwill include future expected cash flows, including projected revenues and expenses, and applicable discount rates. These assumptions and estimates are Level 3 inputs and based on assumptions that the Company believes to be reasonable.
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Balance Sheet Measurement
Cash and Cash Equivalents
Cash and cash equivalents consist of bank checking accounts and USDC. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed insured limits. The Company reported cash and cash equivalents in the following line items of its Condensed Consolidated Balance Sheets, which totals the aggregate amount presented in the Company's Unaudited Condensed Consolidated Statements of Cash Flows:

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
Total cash and cash equivalents shown in the Consolidated Statements of Cash Flows	$7,084	$3,061
Digital Assets
The Company holds digital assets, primarily BNB, as part of its DAT strategy, including stablecoins, digital assets received from Airdrops, and other digital assets. Digital assets that meet the scope criteria in ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets, are accounted for as crypto intangible assets. The Company initially recognizes these digital assets, whether restricted or not, at cost or at fair value when received in a non-cash transaction, and subsequently remeasures such digital assets at fair value at each reporting date, with changes in fair value recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within "Unrealized loss on digital assets." The Company classifies digital assets, or receivables thereon, that it does not expect to hold for more than twelve months as current assets. Generally, the Company expects to hold BNB holdings longer than twelve months and classifies such digital assets as non-current assets.
Digital Assets Held by Third Parties
The Company may deposit certain digital assets with certain third parties (e.g., exchanges or custodians) to facilitate digital asset treasury activities. Such third parties may not maintain these digital assets in segregated wallets under the Company's exclusive control and may pool the digital assets with assets of other customers. The Company evaluates such arrangements to determine whether it has ownership of, and control over, the underlying digital assets.
●Digital assets held under arrangements for which the Company retains ownership and unrestricted control are presented as digital assets in the Condensed Consolidated Balance Sheets.
●If the Company retains ownership of digital assets held under such arrangements, but the Company may not freely control those assets, the Company reports restricted digital assets (Note 4). See Note 5 for more information regarding the Company's pledge of BNB under its debt facility.
●If, due to the lack of sufficient regulatory oversight or the Company's inability to prevent a third party from using digital assets for purposes other than those directed by the Company, the Company concludes that it would not retain sufficient control over the deposited assets, the Company derecognizes the digital assets and records a receivable from the third party in the Condensed Consolidated Balance Sheets. The Company did not record any digital asset receivables at July 31, 2026.
Digital Asset Purchases and Sales
The Company recognizes any realized gains and losses from the sale, exchange, conversion, or other derecognition of digital assets in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within "Realized loss on digital assets." The Company uses the specific identification method to calculate the realized gains and losses on digital assets.
Sales and purchases of digital assets are reflected as cash flows from investing activities in the Unaudited Condensed Consolidated Statements of Cash Flows whereas contributions of digital assets received as part of the consideration received from the Company's issuance of its common stock (Note 6) are presented within supplemental information for non-cash investing and financing activities.
See Note 4 for additional information regarding the Company's digital assets.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Inventory
The Company accounts for inventory at the lower of cost or net realizable value on a first-in, first-out basis, and the Company evaluates lower of cost or net realizable value by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for the estimated excess, obsolescence, or impaired inventory and presented in "Cost of revenue" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Inventory consisted of the following:

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
Finished goods	$3,848	$4,070
Raw materials	368	379
Allowance for excess and obsolete inventory	(400)	(409)
Inventory, net(A)	$3,816	$4,040
A.Includes labor and overhead expenses of $0.8 million and $0.4 million at July 31, 2026 and April 30, 2026, respectively. The Predecessor measured inventory on a standard cost basis until acquired by the Company.
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
The Company recorded goodwill in connection with the Fat Panda Acquisition. Goodwill recognized in connection with the acquisition is denominated in the functional currency of the acquired entity, Fat Panda, and translated into USD using the exchange rate at the acquisition date as well as at each reporting date using the period-end exchange rate, with changes recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) within "Foreign currency translation adjustment."
During the quarter ended July 31, 2026, the Company qualitatively evaluated events and circumstances relevant to the Fat Panda reporting unit to determine whether it was more likely than not that the reporting unit's fair value was less than its carrying amount. Based on this evaluation, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount.
The carrying value of the Company's goodwill changed by the following amounts:

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)

	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025

Beginning Carrying Value
Goodwill	$3,538	$—
Accumulated impairment losses	—	—
	3,538	—
Changes in Goodwill
Fat Panda Acquisition	—	4,218
Foreign currency translation adjustment	(111)	—

Ending Carrying Value
Goodwill	3,427	4,218
Accumulated impairment losses	—	—
	$3,427	$4,218
Intangible Assets
The Company amortizes intangible assets on a straight-line basis over the assets' estimated useful life, based on the expected economic benefit and use of the asset, and evaluates intangible assets for impairment on a quarterly basis, or more frequently if events or changes in circumstances suggest that the asset may be impaired. The evaluation compares the carrying value to the estimated future undiscounted cash flows expected to be generated by the asset. If the carrying value exceeds those cash flows, the asset is considered impaired, and the impairment loss is measured as the excess of the carrying amount over its fair value. The Company's identified intangible assets include:

	Estimated Useful Life (Years)	Carrying Amount
Asset		July 31, 2026	April 30, 2026
		(Unaudited)	(Audited)
Trade names(A)	10.0	$5,229	$5,229
Accumulated amortization(B)(C)		(588)	(474)
Foreign currency translation adjustment		(121)	45
		$4,520	$4,800
A.Trade names acquired as part of the Fat Panda Acquisition ("—Business Combinations—Fat Panda Acquisition"), and valued using a relief-from-royalty method.
B.Includes amortization expense of $0.1 million and $0.1 million for the three months ended July 31, 2026 and the period from June 7, 2025 through July 31, 2025, respectively.
C.At July 31, 2026, the approximate aggregate annual amortization expense for definite-lived intangible assets is as follows:

Remaining nine months during fiscal year 2027	$382
2028	512
2029	511
2030	511
2031	511
Thereafter	2,093
$4,520

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Debt Obligations
The Company's debt obligations consist of short-term notes payable to the selling shareholders of Fat Panda ("Selling Fat Panda Shareholders"), including related parties, and a short-term convertible note payable to a related party, each of which is denominated in CAD as well as borrowings collateralized by BNB. The Company initially recognizes debt obligations at the fair value of consideration received, net of debt-issuance costs and any original issue discount, and subsequently measures such obligations at amortized cost using the effective-interest method, unless the Company has elected the fair value option and carries the debt obligation at its estimated fair value, with changes in fair value recorded in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At July 31, 2026, the Company has not elected the fair value option for any of its outstanding debt instruments.
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
The Company pledges BNB as collateral under secured financing agreements with a financial institution, the terms and conditions of which are governed by each respective financing agreement. Such collateralized financing arrangements do not provide the counterparty the right to rehypothecate the underlying collateral, and the Company discloses in the notes to the financial statements the extent to which such collateral has been pledged. The related collateral and corresponding liabilities are presented on a gross basis in the financial statements and any associated interest expense is recognized on a basis consistent with the Company's other financing arrangements. The amounts available to be borrowed under financing agreements are dependent upon the fair value of the collateral, which can be volatile and fluctuate with changes in BNB supply, ecosystem growth rate, sentiment, and other factors. The Company manages credit, market, and liquidity risks related to these agreements by holding additional collateral available to pledge and actively monitoring and maintaining margin requirements.
The Company capitalizes and amortizes deferred debt facility costs incurred when entering into financing agreements on a straight-line basis over the expected term of term facilities or weighted-average life of the expected principal repayments for open loans, when such recognition does not materially differ from the effective interest method, with amortization of deferred debt issuance costs, write-offs of unamortized deferred costs upon early extinguishment, contractual interest and fees, and foreign exchange remeasurement gains and losses on debt denominated in currency other than USD included within "Interest expense", or "Interest expense to affiliate" for debt obligations to related parties, in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Interest payable on debt of $0.2 million and $— million at July 31, 2026 and April 30, 2026, respectively, is recorded as a component of "Other current liabilities" in the Condensed Consolidated Balance Sheets.
See Note 5 for additional information regarding the Company's debt obligations.
Warrants
The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant's specific terms. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all of the requirements for equity classification, including whether the warrants are indexed to the Company's shares of common stock, among other conditions for equity classification. This assessment, which requires significant judgment, is conducted at the time of warrant issuance and at each quarterly reporting date thereafter while the warrants are outstanding. For warrants classified as equity, the Company records an increase to additional paid-in capital at the time of issuance based on the warrant's fair value. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss within "Gain on change in fair value of warrant liability" in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Upon exercise of warrants classified as liabilities, the Company reclassifies the fair value of the warrant immediately prior to exercise as additional paid-in capital, together with any cash exercise price received, while the Company recognizes a gain upon expiry of warrants classified as liabilities that expire unexercised.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The Company issued the Pre-funded Warrants, Stapled Warrants, Strategic Advisor Warrants, and Asset Manager Warrants together with shares of its common stock in the PIPE Transaction (Note 6). Therefore, the Company allocated the $500.0 million gross proceeds from the PIPE Transaction to each component of the transaction, including the aforementioned warrants. First, the Company allocated $305.0 million to the Stapled Warrants, classified as liabilities as the Company does not control certain warrant settlement conditions, at their issuance-date fair value. The Company then allocated remaining proceeds to the other instruments issued in the transaction, including the Pre-funded Warrants, classified as equity, based on the relative fair value of all equity-classified instruments issued in the PIPE Transaction, including shares of the Company's common stock issued but excluding Strategic Advisor Warrants and Asset Manager Warrants treated as equity-based compensation that were expensed at their respective grant-date fair values. Direct and incremental transaction costs are allocated between instruments classified as liabilities and equity on the same proportionate basis as the gross proceeds. The Company expensed issuance costs allocated to Stapled Warrants within "PIPE Transaction costs" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon issuance while the Company reduced additional paid-in capital for transaction costs allocated to instruments classified as equity; such issuance costs include the grant-date fair value of both the Strategic Advisor Warrants and Asset Manager Warrants accounted for as equity-based compensation awards that were fully vested upon issuance as there were no service conditions.
See Note 6 for additional information regarding warrants issued by the Company.
Other Assets and Liabilities
At July 31, 2026 and April 30, 2026, accounts payable and accrued expenses, other assets, and other liabilities included:

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
Other current and non-current assets(A)
$2.2 million of non-BNB digital assets, $1.7 million of right-of-use assets, $1.4 million of prepaid expenses; remaining balance is composed of receivables, property and equipment, and contract assets.
$2.4 million of non-BNB digital assets as well as right-of-use lease assets, prepaid expenses, accounts receivable, deposits, contract assets, and property and equipment.
Accounts payable and accrued expenses	$1.7 million of accrued professional fee expenses and $1.5 million of accounts payable; remaining balance is composed of accrued compensation and other expenses.	$5.3 million of accounts payable as well as accrued compensation, sales taxes payable, and other expenses.
Other current related party liabilities	Accrued fees under the AMA.	Accrued fees under the AMA.
Other current related party liabilities, at fair value	n.a.	$0.6 million Cash Incentive Award(B)
Other current and non-current liabilities	$1.1 million of non-current lease liabilities; remaining balance is composed of current and deferred tax liabilities and deferred revenue.	Current and deferred tax liabilities, lease liabilities, and deferred revenue.
A.Net of accumulated depreciation and amortization of $0.6 million and $0.6 million at July 31, 2026 and April 30, 2026, respectively. Includes $0.1 million, $0.1 million, and $— million depreciation and amortization for the three months ended July 31, 2026, the period from June 7, 2025 through July 31, 2025, and the period from May 1, 2025 through June 6, 2025, respectively.
B.The Company estimates the fair value of this variable consideration cash award based on the trading price of shares of its common stock on a quarterly basis, with changes in fair value presented within "Other affiliate operating expenses" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 8 and Note 10 for more information regarding the Cash Incentive Award.
Income Statement Measurement
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which requires the Company to recognize revenue as control of promised goods or services is transferred to customers in an amount that reflects the expected consideration that the Company earns in satisfaction of its performance obligations.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Fat Panda
Revenue from Fat Panda consists primarily of retail and e-commerce vape sales, with other revenues earned from factory-direct wholesale vape sales and franchise arrangements. Control generally transfers to customers upon shipment under FOB shipping terms or at point of sale for retail sales, except franchise royalty fees that represent variable consideration based on a percentage of franchisee sales and are recognized over the period in which sales occur. Initial franchise fees are recognized upon opening of the new franchise location, though the Company does not have any franchisees at July 31, 2026.
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
Other Industry Activities
Revenue from the sale of climate control systems are derived from contracts that may include engineering and technical services as well as the sale of industrial climate control system equipment and components. These contracts may span multiple phases, from facility design to equipment delivery and start-up. The Company does not provide construction or installation services. A performance obligation is a promise in a contract to transfer a distinct good or service. Most climate control contracts include multiple performance obligations, while certain contracts consist of a single performance obligation, typically engineering-only services.
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
Airdrops
Airdrops are distributed randomly without consideration or contractual agreement; therefore, they do not meet the criteria for revenue recognition under ASC 606. The Company records the fair value of Airdrops upon receipt as non-operating income, presented within "Airdrop income" in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
See Note 3 and Note 4 for additional information regarding the Company's revenues and Airdrops, respectively.
Cost of Revenue
Cost of revenue consists of all costs incurred to acquire, manufacture, transport, and deliver the products sold in the operations of the Company's Retail and Industry segment, comprising Fat Panda vape sales and industrial climate control systems. The Company recognizes cost of revenue concurrently with the recognition of the related revenue. Costs incurred prior to the recognition of the related revenue are deferred in inventory or in prepaid expenses, as applicable, and recognized in cost of revenue when the related revenue is recognized. The principal components of cost of revenue include:
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Compensation and Benefits
The Company expenses salaries, benefits, and equity-based compensation as services are provided, which it presents within "Selling, general and administrative expenses" in its Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) when not otherwise included in the Company's cost of revenues.
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
Other Operating Expenses
Selling, general, and administrative expenses and other operating expenses include professional accounting, consulting, audit, and legal fees, excluding such costs unrelated to the Company's recurring operations and presented separately in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); compensation, including equity-based compensation, and benefits paid or accrued to employees, consultants, officers, and members of the Board; advertising and marketing expenses; lease, utilities, and other facility costs; insurance premiums; depreciation and amortization; and other general and administrative costs.
See Note 10 for information regarding management fees paid to the Asset Manager and Note 4 for realized and unrealized gains (losses) on digital assets, respectively.
Income Taxes
The Company computes current income tax expense or benefit as the estimated tax payable to, or refundable from, federal, state, foreign, and other taxing authorities in respect of taxable income or loss for the year, determined based on the enacted tax laws of each taxing jurisdiction. The Company classifies all deferred tax assets and liabilities as non-current, and accounts for those income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in the period that includes the enactment date. Valuation allowances are established considering all available positive and negative evidence, including the existence and reversal pattern of taxable temporary differences, the Company's history of taxable income and losses, projections of future taxable income exclusive of reversing temporary differences, the carryforward periods, and limitations applicable to net operating losses and tax credits. A valuation allowance is recorded against deferred tax assets when, based on the weight of all such evidence, the Company concludes that it is more likely than not that all or a portion of those deferred tax assets will not be realized.
The Company accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return, and recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company regularly evaluates the adequacy of its provisions for income tax contingencies in accordance with the applicable authoritative guidance.
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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
The $12.7 million purchase price paid by CEAI to the Selling Fat Panda Shareholders in the Fat Panda Acquisition consisted of: (a) $10.6 million cash, of which $4.0 million consisted of proceeds from the Fat Panda Bridge Loan, net of a $0.1 million original issue discount, and $1.9 million was placed in escrow to support post-closing adjustments, indemnity obligations, and employee-related matters ("Escrow Deposit"); (b) 39,000 shares of the Company's common stock with an agreed-upon value of $0.3 million; (c) a $0.4 million note payable upon resolution of uncertain tax obligations in connection with the Fat Panda Acquisition ("Tax Indemnification Note"); and (d) two promissory notes payable to the President of Fat Panda, one of the Selling Fat Panda Shareholders and a current employee of the Company, totaling $1.4 million ("Fat Panda Promissory Notes"). At the Acquisition Date, the Fat Panda Promissory Notes were composed of a $0.7 million promissory note payable in cash ("Promissory Note") and a $0.7 million promissory note payable in cash or convertible into the Company's common stock ("Convertible Promissory Note"). Each of the Tax Indemnification Note and Fat Panda Promissory Notes is payable in CAD and reported in USD.
The Company incurred $0.7 million of expenses directly related to the Fat Panda Acquisition during the period from June 7, 2025 through July 31, 2025 and included in "Business combination expenses" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
See Note 5 and Note 10 for additional information regarding the Fat Panda Bridge Loan, Tax Indemnification Note, and Fat Panda Promissory Notes.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Purchase Price Allocation
The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values at the Acquisition Date. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill, primarily attributable to the assembled workforce, synergies expected from combining operations, and future growth opportunities.
The following table summarizes the fair value of assets acquired and liabilities assumed at the Acquisition Date and is based on the best estimates of management, which were subject to change within the measurement period.

	As Initially Reported	Adjustments(A)	Revised Amount
Cash and cash equivalents	$1,922	$—	$1,922
Accounts receivable	177	88	265
Related party receivables	673	—	673
Inventory	3,685	(20)	3,665
Prepaid expenses	113	(33)	80
Fixed assets	314	—	314
Right-of-use asset	1,851	(19)	1,832
Deposits	219	—	219
Intangibles(B)	5,229	—	5,229
Goodwill	4,218	(782)	3,436
Accounts payable and accrued liabilities	(2,308)	46	(2,262)
Income taxes payable	(108)	670	562
Deferred tax liability	(1,256)	(33)	(1,289)
Lease liabilities, current	(533)	—	(533)
Current portion of royalty liabilities	(13)	13	—
Lease liabilities, non-current	(1,332)	—	(1,332)
Total net assets acquired	$12,851	$(70)	$12,781
A.During the period from June 7, 2025 to June 6, 2026, the Company recorded measurement period adjustments resulting from new information about facts and circumstances that existed at the Acquisition Date. These adjustments primarily related to updated valuations of working capital accounts, including accounts receivable, inventory, prepaid expenses, right-of-use asset, and accrued liabilities, as well as the fair value of the Fat Panda Promissory Notes as part of the purchase consideration. The cumulative impact of these adjustments was recorded as a decrease to goodwill, and prior-period comparative information has been revised as if the adjustments had been recognized at the Acquisition Date. At July 31, 2026, the release of amounts within the $1.9 million Escrow Deposit remains uncertain, and the Company expects to record further adjustments, if any, within the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the measurement period ended in June 2026.
B.Represents the estimated fair value of Fat Panda's trade names, valued using a relief-from-royalty method, with an estimated useful life of 10 years.
Unaudited Pro Forma Operating Results
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended July 31, 2026, and 2025, as if the Fat Panda Acquisition transactions, including related financing, on June 6, 2025 had occurred on May 1, 2024. The unaudited pro forma results give effect to certain purchase accounting and financing adjustments based on the historical financial statements of the Company, but neither necessarily reflect actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

	Three Months Ended July 31,
	2026	2025
Revenue	$7,165	$10,133
Net loss	(11,400)	(616)
Pro forma adjustments include adjustments for amortization of intangible assets, elimination of non-recurring transaction costs incurred related to the acquisition, debt discount amortization and interest expense on the Fat Panda Bridge Loan and Fat Panda Promissory Notes.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Accounting Pronouncements Recently Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. The Company adopted ASU 2025-05, which did not materially impact the Company's consolidated financial statements and disclosures.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 3 — Revenue
U.S. GAAP does not recognize the income that the Company generates from its digital assets (Note 4), which comprise approximately 93.1% and 94.6% of its total assets at July 31, 2026 and April 30, 2026, respectively, as revenue. However, the Company recognizes revenue from (a) Canadian retail vape sales from its Fat Panda operations at time of sale and (b) industrial climate control system sales in the United States over a period of time between system delivery and completion of its performance obligations, if any, in connection with the installation of delivered systems. The Company's contracts include the following groups of similar services that do not include any significant financing components:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025

Fat Panda
Retail	$6,784	$4,192	$2,761
E-commerce	316	223	166
Other	—	7	1
Total Fat Panda	7,100	4,422	2,928
Industrial Climate Control Systems(A)
Equipment and systems sales(B)	65	108	—
Other	—	50	—
Total industrial climate control systems	65	158	—
Total revenue, net(C)	$7,165	$4,580	$2,928
A.Since Fat Panda is the accounting predecessor, the Company omits its revenues earned prior to the Acquisition Date.
B.At July 31, 2026, the Company had yet to deliver, or provide installation services for, equipment totaling $0.2 million, which represents its remaining performance obligations under such contracts, and for which the Company has not recognized revenue; the timing and realized amount of such potential revenue is uncertain and depends, in part, on the performance of third parties.
C.The Company presents revenues net of variable consideration, including sales taxes, commissions, and promotional discounts.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 4 — Digital Assets
The Company holds its unrestricted BNB with Ceffu and periodically receives Airdrops from blockchain projects within the Binance ecosystem whereas restricted BNB held by a lender as collateral (Note 5) is not eligible to receive Airdrops. The Company may hold other digital assets at Ceffu and Circle Internet Group, a blockchain-based treasury and payments financial technology provider ("Circle"). Digital assets to which the Company is entitled, but does not control, are presented as receivables in the Condensed Consolidated Balance Sheets; however, the Company did not have any digital asset receivables at July 31, 2026 or April 30, 2026.
The following table sets forth the units held, cost basis, and fair value of digital assets held as shown in the Condensed Consolidated Balance Sheets:

	July 31, 2026			April 30, 2026
	(Unaudited)			(Audited)
Crypto Asset(A)	Number of Tokens(B)	Cost(C)	Fair Value	Number of Tokens(B)	Cost(C)	Fair Value
Current Digital Assets(D)
BTC	27	$3,173	$1,691	27	$3,173	$2,056
USDT	519,520	520	519	310,383	310	310
Total current Digital Assets	519,547	3,693	2,210	310,410	3,483	2,366

Non-Current Digital Assets
Unrestricted
BNB	471,346	411,745	276,381	487,956	424,942	300,279
Total unrestricted, non-current Digital Assets	471,346	411,745	276,381	487,956	424,942	300,279
Restricted
BNB	44,198	34,709	25,916	27,588	21,512	16,977
Total restricted, non-current Digital Assets	44,198	34,709	25,916	27,588	21,512	16,977
Total non-current Digital Assets	515,544	446,454	302,297	515,544	446,454	317,256
Total	1,035,091	$450,147	$304,507	825,954	$449,937	$319,622
A.Gains and losses presented within "Unrealized loss on digital assets" of the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Excludes USDC presented as "Cash and cash equivalents" in the Condensed Consolidated Balance Sheets.
B.Rounded to the nearest whole token.
C.Cost basis is equal to the cost of the digital asset, net of transaction fees, if any, at the time of purchase or upon receipt. The Company specifically identifies tokens to determine its cost basis for computing gains and losses.
D.Current digital assets are held primarily for operating liquidity, expected to be available for use within the next twelve months, and presented within "Other current assets" in the Condensed Consolidated Balance Sheets.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 5 — Debt Obligations
The Company's debt obligations consisted of the following:

	July 31, 2026							April 30, 2026
					Weighted Average		Collateral
	Carrying Value	Outstanding Face Amount	Month Issued	Final Stated Maturity	Funding Cost	Life (Years)	Carrying Value	Carrying Value
Debt
BitGo Facility(A)	$15,000	$15,000	Apr-2026	Jan-2027	9.8%	0.3	$25,916	$—
Total debt	15,000	15,000			9.8%	0.3	25,916	—

Related Party Notes Payable
Tax Indemnification Note(B)	357	357	Jun-2025	n.a.	—	n.a.	—	368
Promissory Note(C)	734	734	Jun-2025	Nov-2026	7.0	0.3	n.a.	759
Convertible Promissory Note(D)	734	734	Jun-2025	Jun-2027	7.0	0.8	n.a.	758
Total related party notes payable, gross	1,825	1,825			5.6	0.6	—	1,885
Unamortized deferred financing costs(E)	(27)	—						(49)
Total related party notes payable	1,798	1,825					—	1,836
Total, net	$16,798	$16,825					$25,916	$1,836
A.On April 30, 2026, the Company and BitGo Prime, LLC ("BitGo") entered into an uncommitted master loan facility ("BitGo Facility"), pursuant to which the Company may borrow digital assets or cash from BitGo from time to time. BitGo is not obligated to make any loan, and we have no committed borrowing capacity. Each loan is documented in a separate loan agreement by the parties setting forth the specific terms, including principal amount, fees, collateral requirements, and the date on which the loan is to commence and mature. Each loan may have a fixed term, or may include a call option held by BitGo or prepayment option held by the Company, as specified in each loan agreement. Borrowings under the master loan agreement are secured by collateral in favor of BitGo. Collateral may include BNB, cash, or other forms agreed upon by the parties. The collateral’s required value is typically higher than the borrowed amount, subject to margin calls as set forth in the master loan agreement. If the value of posted collateral falls below the margin call threshold, the Company must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to BitGo, including the right to liquidate pledged collateral. BitGo holds BNB collateral owned by the Company in a segregated custody account in the Company's name, and BitGo is not permitted to use such BNB to secure any other loan or account. The final stated maturity of the facility represents the greater of the maturity of the master loan agreement or the maturity of any fixed term loan agreement thereunder. At July 31, 2026 and April 30, 2026, the Company accrued $0.1 million and $— million of unpaid interest, respectively, in "Other current liabilities" in the Condensed Consolidated Balance Sheets.
B.The $0.4 million note with the Selling Fat Panda Shareholders does not bear interest and does not have a fixed maturity date. The Company must repay the note in full within 15 days following the date that Canada Revenue Agency issues a letter confirming a certain tax liability does not exist in connection with the Fat Panda Acquisition. Conversely, the note payable is reduced in the amount of any tax liability assessed.
C.The $0.7 million interest-only note with the President of Fat Panda bears interest at 7.0% per annum, payable monthly.
D.The $0.7 million convertible note with the President of Fat Panda bears interest at 7.0% per annum. The President of Fat Panda may elect to convert the note into shares of the Company's common stock at a conversion price of $19.00 per share until June 1, 2027. If no election occurs by that date, the Company must pay the entire principal plus interest in cash. At July 31, 2026 and April 30, 2026, the Company accrued $0.1 million and $— million of unpaid interest, respectively, in "Other current liabilities" in the Condensed Consolidated Balance Sheets.
E.The Company amortized a total of $— million, $0.1 million, and $— million of deferred financing costs during the three months ended July 31, 2026, the period from June 7, 2025 through July 31, 2025, and the period from May 1, 2025 through June 6, 2025, respectively.
Maturities
All of the Company's debt obligations are recourse to the Company and mature within its current fiscal year, except the Tax Indemnification Note that is recourse to the Company, presented as a current obligation as the Tax Indemnification Note does not have a stated maturity.
Covenants
The Company's debt obligations contain customary representations and warranties, financial and non-financial covenants, event of default provisions, including cross-default provisions, and financial reporting requirements. Financial covenants include requirements that the Company maintain (a) a minimum net equity of $25.0 million, and (b) a maximum ratio of total assets-to-net equity of 2:1, in each case excluding the impact of warrants treated as liabilities under U.S. GAAP. The Company was in compliance with all of its debt covenants at July 31, 2026.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Debt Activities
BitGo Facility
On April 30, 2026, the Company and BitGo entered into a loan agreement with a six-month rolling term to borrow USDC 10.0 million collateralized with BNB (Note 4) for which the Company received proceeds on May 1, 2026. Borrowed amounts bear interest at 9.5% per annum and the Company paid a 0.3% onboarding fee on borrowed amounts. During the three months ended July 31, 2026, the Company borrowed a total of USDC 15.0 million, inclusive of amounts received on May 1, 2026, collateralized with BNB valued at $25.5 million at the time of each borrowing, on the aforementioned terms.
Other Debt Activities
In connection with the Fat Panda Acquisition, the Company entered into a nine-month loan facility on June 4, 2025 with CEAD Panda Lender LLC, a United States-based lender, under which it borrowed $4.0 million ("Fat Panda Bridge Loan"). The Company fully repaid borrowings on December 4, 2025 and incurred total interest expense of $0.7 million in connection with the facility.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 6 — Equity and Earnings Per Share
The Company's articles of incorporation (as amended) authorize the issuance of 200,000,000 shares of common stock, par value $0.00001 per share, and 25,000,000 shares of preferred stock, par value $0.00001 per share. The Company listed its common stock on The Nasdaq Stock Market LLC ("Nasdaq") using the ticker symbol "CEAD" in February 2022 in connection with its initial public offering (subsequently changed to "BNC" (Note 1)), as well as public warrants ("Public Warrants") using ticker symbol "CEADW" (subsequently changed to "BNCWW"). The Company also issued warrants in connection with the PIPE Transaction ("PIPE Warrants"), including certain warrants ("Stapled Warrants") which were listed on Nasdaq using the ticker symbol "BNCWZ" beginning April 15, 2026. No shares of preferred stock were issued or outstanding at July 31, 2026 or April 30, 2026. In December 2025, the Board designated 200,000 shares of preferred stock as Series C Junior Participating Preferred Stock in connection with the Stockholder Rights Agreement described below; no shares of that series have been issued. The Company's equity at July 31, 2026 included:

	Successor
	Shares		Potential Shares(A)
	Authorized	Issued and Outstanding	Warrants(B)	Stock Rights(C)	RSUs(D)	Options(E)	Total
Common stock(F)	200,000,000	41,173,850	62,305,007	—	364,966	16,265	103,860,088
Preferred stock(G)(H)	25,000,000	—	—	200,000	—	—	200,000
Total	225,000,000	41,173,850	62,305,007	200,000	364,966	16,265	104,060,088
A.Excludes shares issuable upon conversion of the Convertible Promissory Note (Note 5), which is convertible only at the holder's election on or before June 1, 2027. The share count varies with the CAD/USD exchange rate.
B.Includes unexercised Public Warrants and PIPE Warrants.
C.Represents the 200,000 shares of Series C Junior Participating Preferred Stock reserved for issuance upon exercise of the Series C Junior Participating Preferred Stock Rights, subject to the terms of the Stockholder Rights Agreement described below. The Series C Junior Participating Preferred Stock Rights were not exercisable at July 31, 2026, and no shares of Series C Junior Participating Preferred Stock have been issued.
D.Restricted stock units ("RSUs") represent the right to receive, upon vesting and lapse of restrictions, one share of the Company's common stock for each unit granted.
E.Stock options provide optionholders the opportunity to purchase shares of the Company's common stock in the future at the exercise price of the option.
F.Par value of $0.00001 per share. Each shareholder of common stock is entitled to one vote per share, ratable dividends, when and as declared by the Board, and liquidation preferences subordinate to preferred stock.
G.Represents up to 200,000 shares of Series C Junior Participating Preferred Stock with a par value of $0.00001 per share, reserved for issuance upon exercise of the associated preferred stock purchase rights. Each Series C Junior Participating Preferred Stock Rights entitles the holder to purchase 1/1000th of a share of Series C Junior Participating Preferred Stock, and each share of Series C Junior Participating Preferred Stock is designed to be economically equivalent to 1,000 shares of common stock. After the first issuance of a share, or fraction of a share, of Series C Junior Participating Preferred Stock, shareholders of Series C Junior Participating Preferred Stock are entitled to quarterly dividends in an amount per share equal to the greater of (i) $1,000 and (ii) 1,000 times the aggregate per share amount of all cash dividends, plus 1,000 times the aggregate per share amount of all non-cash dividends or other distributions other than a dividend payable in shares of common stock, paid in-kind, subject to adjustment for stock splits, stock dividends, and combinations. Holders are similarly entitled to preferential amounts on liquidation and to equivalent consideration in a merger or consolidation At July 31, 2026, no Series C Junior Participating Preferred Stock Rights were exercised and the Company had not issued any shares of Series C Junior Participating Preferred Stock.
H.The Board is authorized, subject to the laws of the state of Nevada or other applicable law and without further stockholder action, to designate one or more series of preferred stock and to fix the number of shares, designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock, including, but not limited to, dividend, conversion, and voting rights as well as redemption terms and liquidation preferences. In the event of the Company's liquidation, holders of preferred stock are entitled to a distribution per share in the amount of the liquidation preference, if any, fixed or determined in accordance with the terms of such preferred stock plus, if applicable, an amount per share equal to accumulated and unpaid dividends in respect of such preferred stock, whether or not earned or declared, to the date of such distribution before any payment or distribution on the common stock or any other class of stock junior to the preferred stock upon liquidation. Neither the sale, lease, or exchange of all or substantially all of the property and assets of the Company, nor any consolidation or merger of the Company, is deemed to be a liquidation for the purposes of preferred stock liquidation preferences.
Predecessor Equity
For periods prior to the Acquisition Date, the Company presents the equity of Fat Panda as the accounting predecessor, which consisted of 1,410 shares of unlimited authorized common stock with no par value, which are different than the Company's equity and therefore not comparable. While the Company eliminates the equity it holds in Fat Panda as a wholly-owned subsidiary, the Company issued 39,000 shares of its common stock to the Selling Fat Panda Shareholders as part of the consideration paid in the Fat Panda Acquisition (Note 2).

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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
Equity Activities
Share Repurchase Program
In September 2025, the Board approved a share repurchase program to repurchase up to $250.0 million total dollar value in outstanding shares of the Company's common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise, in accordance with applicable federal securities laws, based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations, and other factors. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. The Company repurchased and retired 1,434,112 shares, at a weighted-average price of $2.63, for a total of $3.8 million, excluding $— million transaction costs, during the three months ended July 31, 2026, presented as a reduction of stockholders' equity. At July 31, 2026, the Company had repurchased and retired a total of 4,676,322 shares equaling a total dollar value of $21.1 million, excluding transaction costs, under the program.
ATM Program
In August 2025, the Company entered into an at-the-market offering agreement ("ATM Program") with Cantor Fitzgerald & Co. ("ATM Agent"), pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Agent, acting as the Company's sales agent or principal. Sales under the ATM Program, if any, will be made by means of ordinary brokers' transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the ATM Program, the Company has provided the ATM Agent with customary indemnification rights, and the ATM Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares made through, or to, the ATM Agent. Since the inception of the ATM Program through July 31, 2026, the Company has sold and issued 856,275 shares at a total dollar value of $13.1 million, gross of $0.2 million transaction costs, under the ATM Program. The Company did not sell any shares under the ATM Program during the three months ended July 31, 2026.
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Additionally, the Company issued the following fully-vested compensatory warrants to 10X BNB Cayman Sponsor, an affiliate of the Asset Manager, and YZi Labs Management Ltd. (together, the "Strategic Advisors"):
●5,940,598 warrants issued to the Strategic Advisors, valued at $105.6 million, to provide strategic advice and guidance relating to the Company's business, operations, growth initiatives and industry trends in the digital asset technology sector ("Strategic Advisor Warrants"); and
●990,099 warrants issued to the Asset Manager, valued at $15.0 million, under the AMA ("Asset Manager Warrants").
On August 5, 2025, the Company closed the PIPE Transaction, which was settled through a combination of cash, cash equivalents, and digital assets. The Company received $409.9 million in cash and cash equivalent proceeds, net of $23.9 million of issuance costs, and $66.3 million in digital assets, consisting of USDT and BTC. The Company allocated $305.0 million in proceeds to warrant liabilities based on the fair value of the Stapled Warrants with the remaining gross proceeds of $195.1 million recorded in additional paid-in capital, net of $9.3 million allocated issuance costs. To allocate total issuance costs of $23.9 million, the Company valued Pre-funded Warrants and Strategic Advisor Warrants at the fair value of its common stock given the nominal exercise price. Issuance costs of $14.6 million were allocated to the Stapled Warrants and expensed in August 2025.
Warrants
The Company has issued the following outstanding warrants at July 31, 2026:

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
A.Each warrantholder may exercise their warrant for one share of the Company's common stock, except for the Public Warrants and 2022 Underwriter Warrants that are exercisable for 1/12th and 1/12th of a common share per warrant, respectively.
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
During the period from June 7, 2025 through July 31, 2025, 1,434,418 and 21,065 Public Warrants and 2022 Underwriter Warrants were exercised for 17,582 and 66 of the Company's common shares, representing $42.5 million and $0.6 million fair value at date of grant, respectively.
At July 31, 2026, outstanding and exercisable warrants had the following characteristics:

Intrinsic value	$30,097
Weighted-average exercise period (in years)	2.2

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Equity-Based Compensation
The Compensation Committee of the Board, which must approve all grants and is composed entirely of independent members of the Board, has granted stock options and RSUs to its employees, consultants, officers, and members of the Company's Board under the following equity incentive plans at July 31, 2026:

	Common Shares Equivalents			Outstanding
Plan(A)	Authorized	Issued	Remaining Available	RSUs	Options(B)	Total
2026 Inducement Plan(C)	1,000,000	363,636	636,364	363,636	—	363,636
2021 Equity Incentive Plan(D)	55,556	35,927	7,130	1,330	11,169	12,499
2017 Equity Incentive Plan(E)	27,778	13,641	9,041	—	5,096	5,096
Total	1,083,334	413,204	652,535	364,966	16,265	381,231
A.The Predecessor did not adopt any equity incentive plans or otherwise issue equity-based compensation.
B.The Company issued options with a 10-year contractual term and a vesting period ranging from one month to thirty-two months. Options outstanding include:

	NQSO	ISO	Total
2021 Equity Incentive Plan	7,768	3,401	11,169
2017 Equity Incentive Plan	5,096	—	5,096
Total	12,864	3,401	16,265
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
Activities
The Company presents equity-based compensation within the following line items in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Successor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025
Selling, general and administrative expenses	$67	$7
The following table summarizes the change in equity-based compensation awards to employees and members of the Company's Board.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Employees

	RSUs		Options
		Grant Date Fair Value Per Unit		Weighted Average Per Share
	Units		Underlying Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 7, 2025	—	$—	18,296	$83.19
Granted	—	—	2,700	7.74
Forfeited and cancelled	—	—	(600)	8.05
Outstanding at July 31, 2025	—	—	20,396	74.68	5.6	$—

Outstanding at April 30, 2026	363,636	2.75	18,460	79.45
Forfeited and cancelled	—	—	(146)	7.74
Expired	—	—	(2,374)	126.54
Outstanding at July 31, 2026	363,636	2.75	15,940	73.16	2.5	$—
Exercisable at July 31, 2026			15,940	73.16	2.5	$—
Board Members

	RSUs		Options
		Grant Date Fair Value Per Unit		Weighted Average Per Share
	Units		Underlying Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 7, 2025	1,529	$8.18	4,760	$113.34
Vested(A)	(1,529)	8.18	—	—
Expired	—	—	(1,111)	52.20
Outstanding at July 31, 2025	—	—	3,649	131.95	4.4	$—

Outstanding at April 30, 2026	1,330	9.40	3,649	131.95
Forfeited and cancelled	—	—	(3,324)	138.08
Outstanding at July 31, 2026	1,330	9.40	325	69.48	4.0	$—
Exercisable at July 31, 2026			325	69.48	4.0	$—
A.Includes accelerated vesting of 1,529 RSUs in July 2025.
Unrecognized Compensation Expense
At July 31, 2026, the Company has not yet recognized compensation expense for the following awards:

Vesting Condition	Weighted-Average Recognition Period (Years)	Shares	Unrecognized Compensation Expense
Time-based	1.9	364,966	$923

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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
The following table sets forth the computation of basic and diluted earnings per share:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Net income (loss) available to common shareholders
Net income (loss)	$(11,400)	$(1,186)	$19
Net income (loss) available to common shareholders, basic	(11,400)	(1,186)	19
Net income (loss) available to common shareholders, basic and diluted	$(11,400)	$(1,186)	$19

Weighted average shares outstanding
Common shares outstanding	41,599,572	842,852	1,410
Common share equivalents(A)	11,314,872	—	—
Weighted average shares outstanding, basic and diluted	52,914,444	842,852	1,410

Earnings (loss) per share
Basic	$(0.22)	$(1.41)	$13.48
Diluted	$(0.22)	$(1.41)	$13.48
A.Includes fully-vested, Pre-funded Warrants issued for nominal exercise prices and Strategic Advisor Warrants.

The following table summarizes the outstanding securities that were not included in the computation of diluted income (loss) per common share as they were anti-dilutive:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Warrants
Stapled Warrants	49,504,988	—	—
Asset Manager Warrants	990,099	—	—
Public Warrants	409,117	519,959	—
2022 Underwriter Warrants	85,931	87,558	—
Unvested RSUs(A)	13,212	1,175	—
Stock Options	16,574	22,109	—
Convertible Promissory Note(B)	42,426	39,850	—
Total	51,062,347	670,651	—
A.Incremental shares computed using the treasury stock method.
B.Denominator adjustment computed using the if-converted method.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table summarizes the Company's weighted-average shares of all the potential equity (both dilutive and antidilutive) on a fully diluted basis:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Common shares	41,599,572	842,852	1,410
Common share equivalents
Pre-funded Warrants	7,750,510	—	—
Strategic Advisor Warrants	3,564,362	—	—
	52,914,444	842,852	1,410
Dilutive Shares
Warrants(A)
Stapled Warrants	49,504,988	—	—
Asset Manager Warrants	990,099	—	—
Public Warrants	409,117	519,959	—
2022 Underwriter Warrants	85,931	87,558	—
Total warrants	50,990,135	607,517	—
Unvested RSUs	364,966	1,175	—
Stock Options	16,574	22,109	—
Convertible Promissory Note(B)	42,426	39,850	—
Total dilutive shares	51,414,101	670,651	—
Total	104,328,545	1,513,503	1,410
A.Includes warrants that are out-of-the-money. Amounts shown represent common stock equivalents assuming warrant exercise on a cash basis.
B.Assumes note conversion at the weighted average foreign exchange rate for each period.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
The following table summarizes the Company's common shares outstanding as well as potential shares at each period-end:

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
Common shares	41,173,850	42,607,962
Common share equivalents
Pre-funded Warrants	7,750,510	7,750,510
Strategic Advisor Warrants	3,564,362	3,564,362
	52,488,722	53,922,834
Dilutive Shares
Warrants(A)
Stapled Warrants	49,504,988	49,504,988
Asset Manager Warrants	990,099	990,099
Public Warrants	409,117	409,117
2022 Underwriter Warrants	85,931	85,931
Total warrants	50,990,135	50,990,135
Unvested RSUs	364,966	364,966
Stock Options	16,265	22,109
Convertible Promissory Note(B)	41,771	38,500
Total dilutive shares	51,413,137	51,415,710
Total	103,901,859	105,338,544
A.Includes warrants that are out-of-the-money. Amounts shown represent common stock equivalents assuming warrant exercise on a cash basis.
B.Assumes note conversion based upon foreign exchange in effect at July 31, 2026.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
The table below presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Condensed Consolidated Balance Sheets, after elimination of intercompany balances:

	July 31, 2026		April 30, 2026
	(Unaudited)		(Audited)
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
BNC BNB Cayman	$304,507	$—	$319,622	$26
CEA BRS LLC	4,877	—	975	—
Total	$309,384	$—	$320,597	$26
CEA BRS LLC and BNC BNB Cayman
CEA BRS LLC, a wholly-owned subsidiary of CEA Industries Inc., and its subsidiary, BNC BNB Cayman, hold the Company's unrestricted digital assets (Note 4), but do not otherwise conduct activities sufficient to finance their activities without additional subordinated financial support. Therefore, the Company considers each entity as a VIE. CEA Industries Inc. consolidates both entities as it has the power to direct the activities that most significantly impact each entity's economic performance, which, subject to the terms of the AMA, include the management of the digital assets held by each entity.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 8 — Fair Value Measurement
The carrying values and fair values of the Company's assets or liabilities recorded at fair value on a recurring or non-recurring basis, as well as other financial instruments for which fair value is disclosed, at July 31, 2026 and April 30, 2026 were as follows:

		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
July 31, 2026 (Unaudited)
Assets:
Cash and cash equivalents	$7,084	$7,084	$—	$—	$7,084
Digital assets	304,507	304,507	—	—	304,507
Liabilities:
Related party note payable, current	1,798	—	—	1,798	1,798
Warrants	12,049	—	—	12,049	12,049
	$325,438	$311,591	$—	$13,847	$325,438
April 30, 2026 (Audited)
Assets:
Cash and cash equivalents	$3,061	$3,061	$—	$—	$3,061
Digital assets	319,622	319,622	—	—	319,622
Liabilities:
Related party note payable, current	1,083	—	—	1,083	1,083
Other current related party liabilities, at fair value	558	—	—	558	558
Warrants	22,031	—	—	22,031	22,031
Related party note payable, non-current	753	—	—	753	753
	$347,108	$322,683	$—	$24,425	$347,108
Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value.
The Company's liabilities measured at fair value on a recurring basis using Level 3 inputs changed as follows:

	Liabilities
	Warrants	Cash Incentive Award(A)
April 30, 2026	$22,031	$558
Transfers(B)
Transfers to Level 3	—	—
Transfers from Level 3	—	—
Gains (losses) included in net income(C)
Gain on change in fair value of warrant liability	(9,982)	—
Other affiliate operating expenses	—	(20)
Payments, net	—	(538)
July 31, 2026	$12,049	$—
A.See Note 10 for information regarding this affiliate agreement.
B.Transfers are assumed to occur at the beginning of the respective period.
C.Increases in the fair value of liabilities represent losses included in net income.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Liabilities Carried at Fair Value on a Recurring Basis
Stapled Warrants
The Company equally weights observed market pricing data of publicly-traded Stapled Warrants with a Monte-Carlo option pricing model to estimate their fair value, using the following inputs:

July 31, 2026
Stock price	$2.66
Expected volatility	105.0%
Risk-free interest rate	4.2%
Dividend yield	—%
Holding period (years)	2.0
Assets and Liabilities Carried at Fair Value on a Non-Recurring Basis
Identified Intangibles
In connection with the Company's tradename impairment assessment (Note 2), the Company estimates the cash flows that it does not need to pay to use a tradename to generate revenues using an estimated, market-based percentage of expected revenues. If the carrying amount of the intangible asset is higher than those aggregate, undiscounted cash flows, the Company impairs the intangible asset to its estimated fair value equal to those discounted cash flows.
The Company initially records identified intangibles at fair value at initial measurement and on the date of impairment, if any, else the Company reports finite-lived identified intangibles at their amortized cost basis, which may be different from their estimated fair value at a reporting date.
Goodwill
In connection with the Company's goodwill impairment assessment (Note 2), the Company valued its Fat Panda reporting unit using a weighted valuation methodology, which incorporated (a) an income approach using a discounted cash flow analysis, and (b) a market approach using publicly-traded companies similar to the Company. The Company records goodwill at its fair value at initial measurement and on the date of impairment, if any, else the Company reports goodwill at its lowest, last known fair value, which may be different from its estimated fair value at a reporting date.
Assets and Liabilities for which Fair Value Only Disclosed
Debt Obligations
The Company determined the carrying value of current debt and notes payable approximates fair value given the short-term nature of the borrowings.
Equity-based Compensation
Options
The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model. The following table summarizes the assumptions used to estimate the grant‑date fair value of options issued during the period from June 7, 2025 through July 31, 2025:

Stock price	$7.74
Expected volatility	132.4%
Risk-free interest rate	4.4%
Dividend yield	—%
Holding period (years)	1.0

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
RSUs
The Company values RSU awards at the fair value of the underlying shares of the Company's common stock as such awards are entitled to dividends and are only subject to time-based vesting.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
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
Effective Income Tax Rate Reconciliation
The Company's income (loss) before income taxes, income tax expense (benefit), and effective income tax rate were as follows:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Income (loss) before income tax expense (benefit)	$(11,305)	$(1,246)	$21
Income tax expense (benefit)	95	(60)	2
Effective income tax rate	(0.8)%	4.8%	10.7%
The change in the effective tax rate for the three months ended July 31, 2026, compared to the period from June 7, 2025 through July 31, 2025 and the period from May 1, 2025 through June 6, 2025, was primarily due to (i) the impact of foreign earnings, including earnings of the Company's Canadian subsidiary that are taxed at the Canadian combined federal and provincial statutory rate (which is higher than the U.S. statutory rate) and earnings of the Company's Cayman Islands subsidiary that are not subject to income tax, and (ii) changes in the valuation of warrants treated as liabilities under U.S. GAAP.
Net Operating Loss Carryforwards
At July 31, 2026, the Company had approximately $75.0 million of U.S. federal and state net operating loss ("NOL") carryforwards primarily related to its legacy U.S. operations. Approximately $11.2 million of these NOL carryforwards will expire, if not utilized, in calendar years 2034 through 2037. NOLs generated in tax years beginning after December 31, 2017 do not expire but may be used to offset no more than 80.0% of taxable income in any given year. State NOL carryforwards have varying expiration periods that range from 5 to 20 years, depending on the jurisdiction.
The Company's Canadian subsidiary had no material NOL carryforwards at July 31, 2026. The Company's Cayman Islands subsidiary is not subject to income tax and accordingly does not have NOL carryforwards.
Section 382 Considerations
Pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and applicable state law, the Company's ability to utilize its pre-change NOL carryforwards may be limited if the Company experiences an "ownership change," generally defined as a greater than 50.0% cumulative change in equity ownership by value over a rolling three-year period. The Company evaluated its equity transactions, including the PIPE Transaction, and determined that an ownership change occurred at the time of the PIPE Transaction. As a result, the Company’s ability to utilize a portion of its pre-change NOL carryforwards is subject to annual limitations under Section 382. Based on the application of these limitations and projected taxable income, management determined that approximately $3.0 million of such NOL carryforwards is expected to expire unutilized prior to expiration. Accordingly, the related tax benefits have not been recognized as deferred tax assets.
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

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
At July 31, 2026, based primarily on the existence of cumulative losses in recent years and the inherent uncertainty of forecasting future taxable income for its U.S. operations, the Company concluded that it is more likely than not that its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance against its U.S. net deferred tax assets. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. No valuation allowance has been recorded against the deferred tax assets of the Company's Canadian subsidiary, as the Company has determined it is more likely than not that those deferred tax assets will be realized.
Uncertain Tax Positions
At July 31, 2026 and April 30, 2026, the Company had no unrecognized tax benefits, and has recorded a $0.2 million reserve for Canadian excise taxes. The Company does not anticipate any significant change in its uncertain tax benefit balance during the twelve months following July 31, 2026.
The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company has not accrued any interest or penalties related to uncertain tax positions at July 31, 2026.
Open Tax Years
The Company files income tax returns in U.S. federal, various U.S. state, and Canadian federal and provincial jurisdictions. The following tax years remain subject to examination by the relevant taxing authorities:

	Open Tax Years Ended April 30,
Jurisdiction	From	Through
United States
Federal	2022	2027
State	2021	2027
Canada(A)	2023	2027
Cayman Islands(B)	n.a.	n.a.
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
The Company has accounted for the impact of the OBBB Act, where required, in the period of enactment. The OBBB Act did not have a material impact on the Company's consolidated financial statements for the fiscal period ended July 31, 2026, and the Company does not currently expect the OBBB Act to have a material impact on its consolidated income tax provision in future periods.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 10 — Transactions with Affiliates and Affiliated Entities
CEO Transition Agreement
On March 16, 2026, the Company, Mr. David Namdar, its Chief Executive Officer, and Abound LLC, a Puerto Rico limited liability company pursuant to which Mr. Namdar performed services for the Company, entered into an agreement ("Transition Agreement"), approved by the Board, that awarded Mr. Namdar (a) a $375,000 consulting fee for services Mr. Namdar performed for the Company since August 5, 2025, but for which the Company had not provided any compensation, (b) a $50,000 monthly consulting fee as compensation for services provided from the date of the Transition Agreement until his separation from the Company in July 2026, and (c) a $538,318 lump sum cash payment ("Cash Incentive Award") in lieu of an equity incentive award. In addition, the Company paid Mr. Namdar $900,000 at the date of separation in July 2026 in exchange for restrictive conditions, including confidentiality, non-compete, non-solicitation, non-disparagement, and non-assistance to litigants restrictions.
The Company recorded compensation expense of $135,484 within "Selling, general and administrative expenses" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and paid $1,623,802 in cash to Mr. Namdar through Abound LLC during the three months ended July 31, 2026.
AMA Controlled by a Former Board Member
Mr. Hans Thomas, a member of the Board until March 2026, owns the majority of the Asset Manager. Under the AMA (Note 1), the Company incurred management fees of $1.1 million during the three months ended July 31, 2026, presented as "Management fees to affiliate" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). At July 31, 2026, the Company accrued unpaid asset management fees of $1.4 million within "Other current related party liabilities" in the Condensed Consolidated Balance Sheets, and the Asset Manager and its affiliates hold all of the Asset Manager Warrants. See Note 11 regarding AMA litigation.
Seller Note Payable to Employee
The Company issued the Tax Indemnification Note to, and created the Escrow Deposit for the potential benefit of, the Selling Fat Panda Shareholders, one of whom is the President of Fat Panda, a current employee of the Company. In addition, the Company issued the Fat Panda Promissory Notes to the President of Fat Panda (Note 2). During the three months ended July 31, 2026 and the period from June 7, 2025 through July 31, 2025, the Company incurred interest expense totaling $25,813 and $15,516, respectively, presented as "Interest expense to affiliate" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), of which the Company paid $12,853 and $7,758. See Note 5 for additional detail regarding these notes payable, which the Company presents as "Related party note payable" in the Condensed Consolidated Balance Sheets. The Company does not reflect the Escrow Deposit in these Unaudited Condensed Consolidated Financial Statements as a third-party administrator controls those funds; however, the release of the Escrow Deposit, which depends upon finalization of working capital adjustments at the Acquisition Date, may impact the purchase price the Company paid for Fat Panda in the Fat Panda Acquisition (Note 2).
Agreements and Transaction with a Board Member
On June 19, 2024, Mr. Nicholas J. Etten, a former member of the Board, and the Company entered into a consulting agreement (the "2024 Agreement"), which was replaced on July 28, 2025 with a new consulting agreement (the "2025 Agreement"), whereby Mr. Etten would provide advisory services related to acquisition sourcing, strategic consulting, and investor coordination, and would be compensated at a rate of $2,500 per week, subject to downward adjustment based on hours worked. During the period from June 7, 2025 through July 31, 2025, the Company paid $10,250 to Mr. Etten for consulting services under the 2025 Agreement. In January 2026, the Company identified excess payments totaling $6,300 made to Mr. Etten under the 2024 Agreement which Mr. Etten refunded to the Company in April 2026.
Mr. Etten terminated the 2025 Agreement with effect from January 1, 2026, and no amounts were payable to him thereunder at July 31, 2026. On June 10, 2026, Mr. Etten resigned from the Board and entered into a separation agreement providing for a payment of $85,000 and reimbursement of up to $50,000 of legal fees, in exchange for a release of claims and customary covenants. He will also assist with the Company's ongoing litigation matters for eighteen months at $450 per hour for time exceeding ten hours per month. No amounts were incurred under that provision during the three months ended July 31, 2026. The Company recognized $85,000 during the three months ended July 31, 2026, $20,750 during the period June 7, 2025 through July 31, 2025, and $10,500 during the period May 1, 2025 through June 6, 2025 of related expense within "Selling, general and administrative expenses," none of which remained unpaid at July 31, 2026 aside from reimbursable legal costs.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Severance Agreement with a Former Officer and Board Member
On May 4, 2026, Mr. Anthony K. McDonald resigned as the Company's President and as a member of the Board. In connection with his departure, the Company and Mr. McDonald entered into a severance agreement under which, in exchange for a release of claims and customary post-employment covenants, the Company agreed to pay Mr. McDonald $250,000 in substantially equal bi-weekly installments over twelve months and reimbursement for legal fees of $10,000.
During the three months ended July 31, 2026, the Company recognized $250,000 of expense within "Selling, general and administrative expenses" related to the foregoing, of which $57,692 was paid. At July 31, 2026, $192,308 remained unpaid and is presented within "Accounts payable and accrued expenses" in the Condensed Consolidated Balance Sheets. All remaining amounts are payable within twelve months of July 31, 2026. Additionally, during the three months ended July 31, 2026, the company paid $10,000 for legal fees on behalf of Mr. McDonald incurred in connection with the negotiation of the severance agreement.
Cooperation Agreement with YZILabs
On June 23, 2026, the Company entered into a cooperation agreement (the "Cooperation Agreement") with YZi Labs Management Ltd. ("YZILabs") which held 2,150,481 shares of the Company's common stock and 21,215,863 warrants at each of July 31, 2026 and April 30, 2026. Under the Cooperation Agreement, YZILabs terminated its consent solicitation and withdrew its related demands, and the parties exchanged mutual releases of claims arising from events occurring prior to that date. The Company increased the size of the Board to six directors and appointed three directors designated by YZILabs, and agreed to form a chief executive officer search committee. YZILabs agreed to customary standstill restrictions and to vote its shares in accordance with the Board's recommendations, in each case subject to the exceptions set forth in the Cooperation Agreement, which remains in effect until the dates specified therein. Neither party paid any consideration to the other under the Cooperation Agreement, and each party bore its own costs. As a result of the board designation and replacement rights held by YZILabs, the Company considers YZILabs a related party. YZILabs has represented that neither it nor its affiliates has paid or will pay any compensation to any of the directors it designated in respect of their service on the Board.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 11 — Commitments and Contingencies
The Company was subject to the following commitments and contingencies at July 31, 2026:
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
Litigation
From time to time, in the normal course of business, the Company is subject to claims and legal proceedings. Litigation is inherently unpredictable, and the Company's assessments may change as matters progress. The Company expenses legal fees as incurred and records a liability for contingent losses when it is both probable that a loss has been incurred and the amount can be reasonably estimated. An unfavorable outcome to any matter, if material, could adversely affect the Company's financial condition, liquidity, or results of operations.
AMA Litigation
The Company is party to the AMA with the Asset Manager, which by its terms continues for a twenty-year term expiring in 2045 and provides for a management fee representing a flat fee of 1.4% of the fair value of assets within the Company's DAT Strategy. The AMA provides that, if the Company terminates the AMA during the term for any reason, or if the Asset Manager terminates the AMA following a material breach by the Company, the Company shall pay the Asset Manager, as liquidated damages, all fees and other compensation that would have accrued through the end of the term, payable monthly in accordance with the agreement's payment provisions. The Asset Manager is controlled by Mr. Hans Thomas, who served as a member of the Company's Board of Directors until March 2026.
On May 22, 2026, the Company filed a complaint against the Asset Manager in the United States District Court for the District of Delaware seeking a declaration that the AMA is void from inception as unconscionable and that all fees paid under it be returned to the Company and, in the alternative, a declaration that the liquidated damages provision in Section 13(a) is an unenforceable penalty under Delaware law. On July 28, 2026, the Asset Manager moved to dismiss the complaint, contending among other things that Section 13(a) is an enforceable liquidated damages provision and that any amount payable under it would be paid monthly over the remainder of the term rather than in a single accelerated payment. The Company filed its opposition to the motion on August 14, 2026. The motion remains pending, and the Company cannot predict its outcome or the timing of any ruling.
The Company has not terminated the AMA, and no amount is presently due under Section 13(a). The provision nonetheless remains in effect and its enforceability has not been determined, which constrains the Board's ability to terminate or restructure the Company's treasury management arrangements and continues to affect the strategic alternatives available to the Company.
While the Company accrues current monthly management fees under the AMA (Note 10), it has not recorded a liability in respect of Section 13(a). Any obligation under the provision would arise only upon a termination that has not occurred. Further, the Company is unable to estimate the amount of any possible loss, or range of possible loss, since the amount of any such obligation would depend on the resolution of the pending litigation regarding the provision's enforceability. An adverse determination as to enforceability, followed by a termination of the AMA, could result in obligations material to the Company's financial condition, results of operations, and liquidity.

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
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
On March 27, 2026, the Company removed the action to the United States District Court for the Eastern District of California, where it is pending as Case No. 1:26-cv-02403-KES-SAB. On April 3, 2026, the Company moved to dismiss the complaint for lack of personal jurisdiction and for failure to state a claim upon which relief can be granted. The motion was fully briefed, the court heard argument on August 26, 2026, and the court took the motion under submission. The Company intends to defend the action vigorously.
No liability has been recorded in respect of this matter. At this preliminary stage, the Company is unable to estimate the amount or range of any reasonably possible loss, if any, that may result from the proceeding.
Saad Naja Demand Letter
On July 17, 2026, counsel for Saad Naja delivered a pre-litigation demand letter to Mr. David Namdar, the Company's former Chief Executive Officer, addressed to him personally and in his capacity as an officer of the Company. Mr. Naja was part of the outside deal team that brought the private placement to the Company and is not affiliated with the Company. The letter asserts claims against Mr. Namdar personally arising out of Mr. Naja's alleged involvement in the transactions relating to the Company's July 2025 private placement, including alleged representations regarding an executive role and associated compensation, and demands a payment of $8.0 million by Mr. Namdar personally in resolution of those claims. No claim has been asserted against the Company, and no litigation has been commenced.
No liability has been recorded in respect of this matter. Because no claim has been asserted against the Company and the matter is at a preliminary stage, the Company is unable to estimate the amount or range of any reasonably possible loss, if any, arising from this matter, including in respect of any indemnification obligation.
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
Fat Panda Acquisition
The Company has not recorded any net assets or liabilities in connection with the Escrow Deposit, which the Company and Selling Fat Panda Shareholders have not mutually released (Note 2), or the Tax Indemnification Note (Note 5).
Industrial Climate Control System Installation Contracts
The Company has not yet completed the delivery and installation of certain industrial climate control systems, for which the Company holds non-refundable deposit assets of $0.1 million, net of reserves. The Company does not have any material exposure to customers in excess of deposit assets held.
2025 Equity Incentive Plan Awards
Neither Mr. Etten's nor Mr. McDonald's restricted stock units, granted under the 2025 Equity Incentive Plan, were affected by their respective separation agreements. Because that plan did not receive the vote required for approval at the special meeting held July 22, 2026, no grant date has been established and no compensation expense has been recognized with respect to these awards in any period presented (Note 2).

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Leases
At July 31, 2026, the Company has 36 non-cancellable leases on retail, office, and manufacturing spaces, including a retail location not yet operational, expiring through March 2033, none of which the Company subleases. Leases held by the Company include renewal options and escalation clauses, though the Company has not considered such renewal provisions in the determination of the lease term as it is not reasonably certain that the Company will exercise these options. The terms of the leases do not impose any financial restrictions or covenants.
One lease pertains to 11,491 square feet of manufacturing and office space in Louisville, CO used for the Company's industrial climate control system operations that expires in January 2027 while the remaining leases relate to an aggregate 49,046 square feet of retail, office, and manufacturing space in Manitoba, Saskatchewan, and Ontario, Canada for Fat Panda's operations.
The Company made the following rent payments and incurred the following expense presented within "Selling, general and administrative expenses" in the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Rent expense	$277	$142	$121
Cash paid for operating leases	208	97	92
The Company's operating right-of-use assets and lease liabilities are as follows:

	Condensed Consolidated Balance Sheets Line Items	July 31, 2026	April 30, 2026
		(Unaudited)	(Audited)
Operating lease right-of-use asset	Other current and non-current assets	$1,672	$1,710
Operating lease liability, current	Current portion of operating lease liability	621	670
Operating lease liability, long-term	Other non-current liabilities	1,111	1,100
Future undiscounted, minimum lease payments for the Company's non-cancellable operating leases at July 31, 2026 were as follows:

Fiscal Years Ending April 30,	July 31, 2026
Remaining nine months during fiscal year 2027	$572
2028	569
2029	393
2030	265
2031	175
Thereafter	153
Total undiscounted, minimum lease payments	2,127
Less: imputed interest	(395)
Present value of minimum lease payments	$1,732
Other information related to the Company's leases includes:

	July 31, 2026	April 30, 2026
	(Unaudited)	(Audited)
Weighted-average remaining lease term (years)	3.7	3.6
Weighted-average discount rate	6.1%	6.1%

Table of Contents    CEA Industries Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in tables in thousands, except per share amounts)
Note 12 — Subsequent Events
Developments in the Company's legal proceedings and Nasdaq matter occurring subsequent to July 31, 2026 are described in Note 11 and are not repeated here. The following events occurred subsequent to July 31, 2026 through the issuance date of these Unaudited Condensed Consolidated Financial Statements. Events subsequent to that date have not been considered in these financial statements.
Preferred Share Class Withdrawal
In September 2026, the Company filed certificates of withdrawal with the Nevada Secretary of State eliminating two series of preferred stock previously designated, no shares of which were issued or outstanding. The withdrawals did not affect the Company's authorized capital stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report, which include additional information about our accounting policies, practices, and the transactions underlying our financial results, as well as with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2026, as filed with the SEC. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under "Cautionary Note Regarding Forward-Looking Statements" appearing elsewhere herein and the risks and uncertainties described or identified in "Item 1A – Risk Factors" in our Annual Report on Form 10-K for the year ended April 30, 2026, as updated from time to time in the Company's filings with the SEC, and Part II, Item 1A of this Quarterly Report entitled "Risk Factors."
Introduction
CEA Industries Inc. is the largest publicly-traded digital asset treasury ("DAT") focused exclusively on BNB, the native token of the BNB Chain ecosystem. We seek to continue to build and manage the largest corporate treasury of BNB to provide institutional-grade exposure to BNB Chain and to generate income on our eligible BNB holdings through active treasury management, derivatives, or through the receipt of new tokens or coins distributed by a project to a wide range of individuals in the crypto community ("Airdrops") (the "DAT Strategy"). We may also generate returns through additional digital asset-related activities such as validation and staking services, lending, and other DeFi protocols in the future, though we have not staked any BNB through July 31, 2026. At July 31, 2026, we held 515,544 BNB tokens with an aggregate fair value of $302.3 million, and digital assets, primarily BNB, represented 93.1% of our total assets, while our Retail and Industry segment operating businesses represent a significantly smaller portion of our overall assets based on economic exposure.
Our strategy is built around a simple thesis: BNB is a scarce, utility-driven digital asset that serves as a core economic asset within one of the most active, and growing, blockchain ecosystems in the world. We seek to provide public equity market investors with exposure to BNB through a Nasdaq-listed, SEC-reporting company that combines direct BNB ownership, public company governance, audited financial reporting, treasury controls, custody infrastructure, and capital markets access. We view BNB as a strategic treasury asset and intend to continue evaluating opportunities to acquire additional digital assets as part of our capital allocation strategy.
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
We launched the DAT Strategy following the closing of a private placement on August 5, 2025, that raised approximately $500.0 million in cash and digital assets (the "PIPE Transaction") with up to $750.0 million of additional proceeds available through warrant exercises.
We acquired Fat Panda on June 6, 2025 and continue to operate its core retail nicotine vape operations in Canada.
We have prepared the discussion of our results of operations for the fiscal quarter ended July 31, 2025 by combining the Predecessor and Successor results of operations and cash flows during the three months ended July 31, 2025 ("Combined Quarterly Period") and comparing the combined data to the results of operations and cash flows of the Successor for the three months ended July 31, 2026. We believe that the discussion of our combined operational results, while on different bases of accounting related to the application of purchase accounting, is appropriate as we highlight operational changes for the Predecessor as well as accounting related items specific to the Successor.
Overview of DAT Strategy
Our DAT Strategy represents a significant departure from traditional corporate treasury strategies, which typically involve holding cash, cash equivalents, and short-term investments. Instead, our financial condition and results of operations are significantly influenced by changes in the market price of BNB. Digital asset markets have historically exhibited significant volatility and are subject to evolving regulatory frameworks and technological risks. As a result, fluctuations in the market price of BNB will have a material impact on our financial condition, results of operations, and the market price of our common stock. Investors should carefully consider the risks associated with our DAT Strategy described under Part II, Item 1A-Risk Factors.
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
Key Drivers of Results of Operations
Our results of operations are influenced by several key factors, including: changes in the market price of BNB and other ancillary digital assets held by us; fair value adjustments recognized under applicable accounting standards, including our issued warrants treated as liabilities; the generation of Airdrop income; operating expenses associated with maintaining our public company infrastructure; and strategic decisions regarding the acquisition, holding, or disposition of digital assets. Because we hold a substantial quantity of digital assets, particularly BNB, changes in the market price of BNB have significantly affected our reported earnings in the past and may continue to significantly affect our reported earnings. These fluctuations may not reflect changes in our operating performance but instead reflect market-driven changes in the value of our digital asset holdings.
Historically, our results of operations also included significant transactional expenses we incurred in connection with our acquisition of Fat Panda, the PIPE Transaction, and our shareholder advisory expenses in connection with our Board committee reconstitution and shareholder activism; however, we do not anticipate incurring such costs in connection with our ongoing operations.
BNB Holdings
Since the PIPE Transaction, we have accumulated 515,544 BNB. During this same period, the market price of BNB declined significantly by 32.3%, from the $865.99 weighted-average price we paid per BNB, to $586.36 per BNB at July 31, 2026. As a result, the aggregate fair value of our BNB holdings decreased from our $446.5 million cost basis to $302.3 million, driven by market price volatility rather than changes in the quantity of BNB held. The decline in BNB market prices had a materially greater impact on the carrying value of digital assets than the operating results of our Retail and Industry business during the same period.
In addition to changes in the market value of BNB tokens, we recognized a substantial decrease in Airdrop-related income associated with those holdings. We maintain eligibility to receive Airdrops distributed within the Binance ecosystem for those BNB tokens we hold at Ceffu, however Airdrop activity has declined since we launched our DAT Strategy. This substantial decline in Airdrop-related income reflects reduced Airdrop activity within the Binance ecosystem during the current period. While Airdrop income contributed positively to results, it did not offset the impact of the decline in BNB market prices since the PIPE Transaction.
A portion of our BNB treasury yield has historically been generated through participation in Binance Launchpool and HODLer Airdrops – platform programs through which BNB holders receive newly issued tokens by locking or holding BNB. Since we launched our DAT Strategy, the frequency and scale of these programs declined materially compared to historical program periods, contributing to a reduction in platform-delivered yield through July 31, 2026. Taken together with the decline in Airdrop activity described above, these trends reflect a broader moderation in yield generation during the period. We cannot predict the timing, frequency, or magnitude of future Launchpool or HODLer Airdrop allocations, and continued reduction in these programs may adversely affect our treasury yield and results of operations.
Warrant Liabilities
Our warrant liabilities were also a significant driver of our reported results of operations for the reported periods, and we believe they will continue to contribute meaningful volatility to our earnings, independent of our underlying operating performance. During the three months ended July 31, 2026, we recognized a non-cash gain of $10.0 million related to the liability for the stapled warrants issued in connection with the PIPE Transaction (the "Stapled Warrants"), which was a primary driver to partially offset net losses. Because the fair value of these out-of-the-money warrant liabilities generally fluctuates inversely with the trading price and volatility of our common stock and the underlying digital assets, as well as the passage of time and changes in our assumptions about warrant exercise behavior that can change significantly from period to period, the resulting fair value adjustments can produce substantial non-cash gains or losses that do not reflect our core operating performance, and we caution investors that our reported net income or loss for any given period may be disproportionately influenced by these mark-to-market changes rather than by the underlying profitability of our operating segments.

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
Since the PIPE Transaction, digital asset markets experienced periods of significant price volatility. The market price of BNB fluctuated in response to a variety of factors, including macroeconomic conditions, investor sentiment toward digital assets, developments affecting cryptocurrency exchanges and blockchain networks, and regulatory developments in the United States and other jurisdictions. Because we hold a significant quantity of BNB, changes in the market price of BNB had, and will continue to have, a substantial impact on our balance sheet and results of operations. Investors should consider that fluctuations in our financial results during the period were driven primarily by changes in digital asset market prices and Airdrop yield rather than changes in our operating activities.
Our Retail and Industry Business
We operate our Fat Panda and industrial climate control systems businesses within our Retail and Industry segment. At July 31, 2026, Fat Panda operates 34 retail locations, including 30 Fat Panda branded stores and 4 Electric Fog branded outlets, along with an e-commerce platform. Fat Panda also manufactures a proprietary line of premium e-liquids in-house and maintains a portfolio of trademarks and related intellectual property. Revenue from our industrial climate control systems business represents a relatively small portion of consolidated revenue, totaling $0.1 million and $0.2 million for the three months ended July 31, 2026 and the period from June 7, 2025 through July 31, 2025, respectively.
Recent Developments
Leadership Transition.
On July 22, 2026, Mr. David Namdar concluded his service as Chief Executive Officer in accordance with a transition agreement entered into in March 2026. The Board of Directors (the "Board") appointed William B. Miller, our Chief Financial Officer, to serve additionally as Interim Principal Executive Officer, without additional compensation, until the Board appoints a new or interim chief executive officer. Mr. Miller continues to serve as our principal financial officer and principal accounting officer. On July 20, 2026, the Company entered a consulting agreement with W4 LLC, an entity of which Alex Odagiu is the sole owner, providing that Mr. Odagiu would serve as the Company's Interim President, reporting to the Board. Anthony K. McDonald resigned as President and as a director on May 4, 2026. The Board's search for a new chief executive officer is ongoing.
Cooperation Agreement and Board Composition.
On June 23, 2026, we entered into a cooperation agreement (the "Cooperation Agreement") with YZi Labs Management Ltd. ("YZILabs") resolving the consent solicitation and related activism campaign commenced in November 2025 (the "Consent Solicitation"). Upon execution of the Cooperation Agreement, YZILabs terminated the Consent Solicitation and withdrew its related demands; Nicholas J. Etten resigned from the Board; the Board was reconstituted to six directors and Ling "Ella" Zhang, Alex Odagiu, and Matthew Roszak were appointed as directors; and the Board agreed to form a chief executive officer search committee (formed June 29, 2026) and to appoint a new independent director mutually agreeable to all parties (appointment remains pending). In addition, YZILabs agreed to standstill, voting, and mutual non-disparagement covenants for the term of the agreement. The Board also adopted amended and restated bylaws on June 23, 2026. See Note 10 to our Unaudited Condensed Consolidated Financial Statements for additional information.
2026 Special Meeting of Stockholders.
On July 22, 2026, we held our 2026 Special Meeting in Lieu of Annual Meetings of Stockholders. Stockholders elected six directors and ratified the appointment of our independent registered public accounting firm. Proposals to approve the 2025 Equity Incentive Plan and the 2026 Equity Incentive Plan did not receive the vote required for approval. Complete voting results are reported in our Current Report on Form 8-K filed on July 24, 2026 for additional information.
Nasdaq Listing Compliance.
On May 7, 2026, we received notice from The Nasdaq Stock Market LLC ("Nasdaq") that we did not comply with Listing Rule 5620(a) because we had not held an annual meeting within twelve months of our fiscal year end. We submitted a plan of compliance on June 22, 2026 and held the Special Meeting on July 22, 2026. On August 5, 2026, Nasdaq notified us that we had regained compliance and that the matter is closed.
Collateralized Borrowing.

On April 30, 2026, we entered into an uncommitted master loan facility with BitGo Prime, LLC ("BitGo"), under which we borrowed $15.0 million during the three months ended July 31, 2026 and secured by pledged BNB. See Note 5 to our Unaudited Condensed Consolidated Financial Statements and "— Financial Condition, Liquidity and Capital Resources" for additional information.
Components of Results of Operations
Revenue
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
Cost of Revenue
Like our revenues, our cost of revenue arises solely from our Fat Panda and Industrial Climate Control System businesses within our Retail and Industry segment that consists primarily of the cost of inventory sold, including certain labor costs and charges for inventory excess or obsolescence, shipping and handling costs, and applicable excise taxes.
Operating Expenses
Our operating expenses generally consist of fees we accrue to 10X Capital Partners LLC (the "Asset Manager"); selling, general and administrative expenses; and net realized and unrealized gains and losses on our digital assets, primarily on our BNB holdings. During the three months ended July 31, 2026, we also incurred significant advisory expenses in connection with the Consent Solicitation.
Management fees to affiliate
We expense contractual asset management fees incurred in connection with the Asset Management Agreement with the Asset Manager (the "AMA") for assets within our DAT Strategy on a monthly basis. Such fees are based on a fixed percentage of the value of assets subject to the AMA.
Selling, general and administrative expenses
Selling, general, and administrative expenses include costs incurred in the day-to-day operations of the business, including employee compensation and benefits, stock-based compensation issued to directors and employees, occupancy and facilities costs, professional and legal fees, insurance, advertising, and marketing.
Shareholder advisory expenses
We incurred significant legal, strategic, and investor communications advisor costs to protect shareholder interests in connection with our response to the Consent Solicitation through its resolution on June 23, 2026 when the Cooperation Agreement was executed. These matters required significant time and resources from the Board and management, but we do not expect to incur significant additional costs related to this matter after July 31, 2026.

Unrealized and Realized Loss on Digital Assets
Unrealized and realized loss on digital assets represents net unrealized and realized fair value gains and losses on our digital assets, primarily BNB holdings. Unrealized gains and losses result from the remeasurement of digital assets at fair value at each reporting date using quoted prices, and are driven primarily by fluctuations in the market price of our digital assets rather than changes in the quantity of digital assets held. Realized gains and losses are recognized upon the sale or other disposition of digital assets and are determined using the specific identification method.
Other affiliate operating expenses
Other affiliate operating expenses represent a liability recognized for an incentive award granted to our former Chief Executive Officer in connection with a transition agreement in March 2026, payable in a variable amount of cash in lieu of an equity incentive award that we paid in July 2026 in satisfaction of this award.
Other Income (Loss), Net
Our other income represents the income or loss generated from non-operating activities, including the income we receive on our BNB holdings, as well as interest we pay on our debt obligations and changes in the fair value of warrants we have issued and treat as liabilities for accounting purposes. During the period from June 7, 2025 through July 31, 2025, we also incurred costs in connection with our acquisition of Fat Panda.
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
Gain on change in fair value of warrant liability
Non-cash gains or losses resulting from the remeasurement of our Stapled Warrants issued as part of the PIPE Transaction are treated as liabilities. Changes in fair value are driven primarily by fluctuations in the market price of the publicly-traded warrants as well as our assumptions around the implied volatility and other inputs used in our valuation model during periods when the publicly-traded warrants become less liquid. Generally, reductions in the market price of our common stock cause us to report unrealized gains since the warrants are more out-of-the-money and their value declines, and the reduced likelihood of warrant exercise reduces our expected liability. The fair value of the warrants is determined on a gross basis, and does not consider the value of the cash contribution to us upon exercise.
Interest expense
Interest expense represents the interest payable by us on our outstanding debt obligations, including borrowings under our collateralized loan facility.
Interest expense to affiliate
Interest expense to affiliate represents the interest payable by us on our outstanding debt obligations to affiliates including a $4.0 million bridge loan used to acquire Fat Panda that we paid in full in December 2025 and convertible and non-convertible note payables issued in connection with the Fat Panda acquisition. We include the amortization of debt discounts or premiums as well as applicable foreign currency translation adjustments associated with those instruments.
Business combination expenses
These expenses represent transaction costs incurred in connection with the acquisition of Fat Panda, including legal, advisory, and other professional fees directly attributable to the business combination. These costs are expensed as incurred and are not capitalizable as part of the purchase price allocation.

Other income (loss), net
Other income and expense items include foreign currency transaction gains and losses arising from our Canadian retail vape operations, interest income on cash deposits, and other non-operating items.
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
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	Increase (Decrease)
					$	%
Revenue	$7,165	$4,580	$2,928	$7,508	$(343)	(4.6)%
Cost of revenue	5,201	3,207	2,002	5,209	(8)	(0.2)
Gross profit	1,964	1,373	926	2,299	(335)	(14.6)

Operating expenses
Management fees to affiliate	1,103	—	—	—	1,103	n.m.
Selling, general and administrative expenses	5,427	1,630	905	2,535	2,892	114.1
Shareholder advisory expenses	1,391	—	—	—	1,391	n.m.
Unrealized loss on digital assets	15,294	—	—	—	15,294	n.m.
Other affiliate operating expenses	(20)	—	—	—	(20)	n.m.
Total operating expenses	23,195	1,630	905	2,535	20,660	815.0

Operating income (loss)	(21,231)	(257)	21	(236)	(20,995)	n.m.

Other income (loss), net
Airdrop income	284	—	—	—	284	n.m.
Gain on change in fair value of warrant liability	9,982	—	—	—	9,982	n.m.
Interest expense	(314)	(252)	—	(252)	(62)	24.6
Interest expense to affiliate	(26)	(16)	—	(16)	(10)	62.5
Business combination expenses	—	(721)	—	(721)	721	n.m.
Total other income (loss), net	9,926	(989)	—	(989)	10,915	n.m.
Income (loss) before income tax expense (benefit)	(11,305)	(1,246)	21	(1,225)	(10,080)	822.9
Income tax expense (benefit)	95	(60)	2	(58)	153	n.m.
Net income (loss)	(11,400)	(1,186)	19	(1,167)	(10,233)	876.9
Other comprehensive income (loss)
Foreign currency translation adjustment	(215)	(47)	35	(12)	(203)	n.m.
Total comprehensive income (loss)	$(11,615)	$(1,233)	$54	$(1,179)	$(10,436)	885.2

Revenues
While our revenues decreased $0.3 million for the three months ended July 31, 2026 compared to the Combined Quarterly Period, $0.1 million of the decrease relates to our Industrial Climate Control Systems business, which we omit from our historical results as those operations were not part of the Predecessor and therefore not comparable.

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	Increase (Decrease)
					$	%
Fat Panda
Retail	$6,784	$4,192	$2,761	$6,953	$(169)	(2.4)%
E-commerce	316	223	166	389	(73)	(18.8)
Other	—	7	1	8	(8)	n.m.
Total Fat Panda	7,100	4,422	2,928	7,350	(250)	(3.4)
Industrial Climate Control Systems
Equipment and systems sales	65	108	—	108	(43)	(39.8)
Other	—	50	—	50	(50)	n.m.
Total industrial climate control systems	65	158	—	158	(93)	(58.9)
Total revenue, net	$7,165	$4,580	$2,928	$7,508	$(343)	(4.6)
Fat Panda
Revenue for the three months ended July 31, 2026 was $7.1 million, compared to $7.4 million for the Combined Quarterly Period, representing a decrease of $0.3 million, or approximately 3.4%. Retail revenue decreased by $0.2 million as a result of the discontinuance of a product line. The decrease was partially offset by higher revenue due to increased prices driven by increases in Canadian provincial excise taxes that led to higher excise taxes paid by our customers, partially offset by a decline in volume primarily related to the price increases. Fat Panda's e-commerce revenue declined $0.1 million from lower business to business sales resulting from a refocus to higher gross margin retail sales.
Industrial Climate Control Systems
We earned $0.1 million from the sale of Industrial Climate Control Systems during the three months ended July 31, 2026 and $0.2 million during the period from June 7, 2025 through July 31, 2025, a decrease of $0.1 million primarily representing the delivery of equipment systems under several smaller equipment orders.
Cost of Revenue
We recognized $0.1 million of associated costs during the three months ended July 31, 2026, and $0.2 million during the period June 7, 2025 through July 31, 2025 from our Industrial Climate Control Systems business. The nominal margin is a result of project management and manufacturing salaries and overhead offsetting the margin from equipment sales.
The following table presents the results of Fat Panda that relate to both the Predecessor and Successor periods:
Fat Panda

	Successor		Predecessor		Increase (Decrease)
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	$	%
Fat Panda	$5,089	$3,029	$2,002	$5,031	$58	1.1%
Fat Panda's cost of revenue was $5.1 million for the three months ended July 31, 2026 compared to $5.0 million for the Combined Quarterly Period, an increase of $0.1 million, or 1.1%. The increase was primarily driven by the write off of inventory for a discontinued product line.

Operating Expenses
All of our operating expenses, other than certain selling, general and administrative costs, pertain to corporate and BNB Treasury Management business segment activities.

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	Increase (Decrease)
					$	%
Management fees to affiliate	$1,103	$—	$—	$—	$1,103	n.m.
Selling, general and administrative expenses	5,427	1,630	905	2,535	2,892	114.1%
Shareholder advisory expenses	1,391	—	—	—	1,391	n.m.
Unrealized loss on digital assets	15,294	—	—	—	15,294	n.m.
Other affiliate operating expenses	(20)	—	—	—	(20)	n.m.
Total operating expenses	$23,195	$1,630	$905	$2,535	$20,660	815.0
Selling, General, and Administrative Expenses

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	Change In
					$	%
Retail and Industry
Compensation expense	$1,206	$518	$431	$949	$257	27.1%
Professional and contractor fees	84	549	135	684	(600)	(87.7)
Advertising and marketing expense	43	72	63	135	(92)	(68.1)
Equity-based compensation	1	7	—	7	(6)	(85.7)
Other	1,063	484	276	760	303	39.9
Total Retail and Industry	2,397	1,630	905	2,535	(138)	(5.4)
BNB Treasury Management
Compensation expense	44	—	—	—	44	n.m.
Other	82	—	—	—	82	n.m.
Total BNB Treasury Management	126	—	—	—	126	n.m.
Corporate
Compensation expense	726	—	—	—	726	n.m.
Professional and contractor fees	1,359	—	—	—	1,359	n.m.
Advertising and marketing expense	108	—	—	—	108	n.m.
Equity-based compensation	66	—	—	—	66	n.m.
Other	645	—	—	—	645	n.m.
Total Corporate	2,904	—	—	—	2,904	n.m.
Total	$5,427	$1,630	$905	$2,535	$2,892	114.1
Retail and Industry
Our Retail and Industry segment includes the results of operations for both our Fat Panda and Industrial Climate Control Systems businesses. The Industrial Climate Control Systems operations, which we do not present in the Predecessor period and are therefore not comparable, incurred $0.3 million of compensation expense, $0.1 million of professional and contractor fees, and $0.1 million of other general and administrative expense during the three months ended July 31, 2026 and $0.4 million of compensation expense, $0.3 million of professional and contractor fees, and $0.1 million of other general and administrative expense for the period from June 7, 2025 through July 31, 2025.
The $0.2 million increase in selling, general, and administrative costs related to the operations of Fat Panda and includes increases of $0.4 million of compensation expense and $0.3 million of foreign currency translation adjustments, partially offset by a $0.4 million decrease in professional and contractor fees and a $0.1 million decrease in advertising and marketing expenses.

BNB Treasury Management
We incurred $0.1 million of selling, general, and administrative costs comprised of compensation costs as well as custody and bank fees for the three months ended July 31, 2026.
Corporate
For the three months ended July 31, 2026, we incurred $2.9 million of selling, general, and administrative costs, which included $1.4 million of professional and contractor fees driven by legal, accounting, and advisory fees, $0.7 million of compensation expense, approximately $0.2 million of advertising, marketing and equity-based compensation, and $0.6 million of other corporate costs.
Operating Expenses Applicable Solely to the Successor Period
Management fees to affiliate
We incurred $1.1 million of management fees under the AMA, representing a flat fee of 1.4% of the fair value of assets within our DAT Strategy, which included our BNB holdings, with a weighted-average fair value of $312.8 million for the three months ended July 31, 2026.
Shareholder advisory expenses
We incurred $1.4 million of professional fees for legal, strategic, and communications advice for the three months ended July 31, 2026 as part of our response to an activist shareholder campaign that required significant time and resources from the Board and management until entry into a cooperation agreement with YZILabs in June 2026 that resolved the matter. We do not expect to incur additional material costs in connection with this matter.
Unrealized Loss on Digital Assets
For the three months ended July 31, 2026, we experienced unrealized losses of $15.3 million, of which $15.0 million related to a decline in the market value of our BNB holdings and $0.4 million related to a decline in the market value of Bitcoin ("BTC").
Other affiliate operating expenses
In March 2026, we granted a cash incentive award to Mr. David Namdar, our former Chief Executive Officer, in connection with a transition agreement, valued at an estimated $0.6 million at April 30, 2026. During the three months ended July 31, 2026, we adjusted the estimated fair value of that award to the actual, lower cash paid in satisfaction of that award in July 2026.
Other income (loss), net
Fat Panda did not have any other income or expense prior to our acquisition. However, we incurred $0.7 million of costs to acquire Fat Panda, expensed as business combination expenses as well as interest expense of $0.3 million in connection with a bridge loan used to acquire Fat Panda that we repaid in December 2025. Additionally, we continue to incur interest expense in connection with notes payable to a former owner and current employee of Fat Panda. Since the closing of the PIPE Transaction, we also generate income and incur expenses in connection with our DAT Strategy.

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025	Combined Quarterly Period	Increase (Decrease)
					$	%
Airdrop income	$284	$—	$—	$—	$284	n.m.
Gain on change in fair value of warrant liability	9,982	—	—	—	9,982	n.m.
Interest expense	(314)	(252)	—	(252)	(62)	24.6
Interest expense to affiliate	(26)	(16)	—	(16)	(10)	62.5
Business combination expenses	—	(721)	—	(721)	721	n.m.
Total other income (loss), net	$9,926	$(989)	$—	$(989)	$10,915	n.m.

Airdrop income
For the three months ended July 31, 2026, we collected Airdrops valued at $0.3 million on our BNB holdings, based on the U.S. dollar equivalent of the tokens received. Generally, Airdrop activity has continued to decrease in the greater BNB ecosystem and there can be no assurance that activity will increase in the future as we cannot predict the timing or magnitude of future Airdrops, and continued reduction in Airdrops frequency or size could have an adverse effect on our results of operations.
Gain on change in fair value of warrant liability
We issued Stapled Warrants in connection with the PIPE Transaction, recognized as a liability under U.S. GAAP, and to which we allocated $305.0 million of value. Since the issuance, the market price of our common stock has declined and the Stapled Warrants began to trade separately on Nasdaq under the symbol "BNCWZ" in April 2026. Increases (decreases) in the market price of our common stock generally correspond to a higher (lower) value of the Stapled Warrants, resulting in a loss (gain) on such warrants, as it becomes more (less) likely warrant holders will exercise their warrants. The fair value of the Stapled Warrants represents a gross value and does not offset amounts by the cash we would receive upon exercise of such warrants.
During the three months ended July 31, 2026, the estimated fair value of the Stapled Warrants declined primarily as a result of lower traded prices of the Stapled Warrants, with a lower common stock price and a shorter remaining contractual term also contributing to the decrease.
Interest expense
For the three months ended July 31, 2026, we incurred $0.3 million of interest expense on $15.0 million borrowed under our new loan facility collateralized by BNB.
During the period from June 7, 2025 through July 31, 2025, we incurred $0.3 million of interest expense on a $4.0 million bridge loan we used to finance the acquisition of Fat Panda that we fully repaid in December 2025, which was unrelated to our DAT strategy.
Interest expense to affiliate
We incurred interest expense that included amounts paid as well as amortization of debt discount on a promissory note and convertible promissory note issued to the President of Fat Panda and current employee in connection with the Fat Panda Acquisition, outstanding over a longer period of time during the three months ended July 31, 2026 than during the period from June 7, 2025 through July 31, 2025.
Business combination expenses
We expensed $0.7 million of professional, advisory, and legal costs in connection with our acquisition of Fat Panda during the period from June 7, 2025 through July 31, 2025.
Income Tax Provision
Our income tax provision is generally not comparable between the Predecessor and Successor periods as the nature and amount of our pre-tax income substantially differs and the Predecessor is solely subject to Canadian federal and provincial tax jurisdictions whereas the Successor is also subject to U.S. federal, state and local taxes. Our effective tax rates were (0.8)%, 4.8%, and 10.7% for the three months ended July 31, 2026, the period from June 7, 2025 through July 31, 2025, and the period from May 1, 2025 through June 6, 2025, respectively. Our effective tax rate for the three months ended July 31, 2026 and the period from June 7, 2025 through July 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to foreign statutory tax rate differences, particularly in the Cayman Islands where our income was not generally subject to tax, the impact of non-taxable gains on our warrant liability, and changes in our valuation allowance against deferred tax assets such as net operating loss carryforwards, and nondeductible expenses. See Note 9 to our Unaudited Condensed Consolidated Financial Statements for further details.
Foreign Currency Translation Adjustment
Our Fat Panda business uses Canadian dollars as its functional currency while we use U.S. dollars as our reporting currency. As a result, we record other comprehensive income related to the difference of certain period-end amounts between the two currencies, though such adjustments have not historically been material.

Financial Condition, Liquidity, and Capital Resources
At July 31, 2026, we held cash and cash equivalents of $7.1 million; 515,544 BNB tokens with a fair value of $302.3 million, of which we pledged 44,198 BNB, valued at $25.9 million, in exchange for $15.0 million in net debt proceeds; and other digital assets with an aggregate fair value of $2.2 million. We borrowed a total of $16.8 million consisting of the BNB collateralized debt facility and notes payable to the prior owners of Fat Panda issued in connection with the related acquisition.
Our primary sources of liquidity include cash we receive from the sale of retail vape products and, to a lesser extent, the sale of industrial climate control system; cash received from our debt obligations; proceeds from the sale of shares of our common stock through at-the-market offerings or other capital raise activities; and the cash we would receive from the exercise of our outstanding warrants if the market value of our common stock rises above the warrants' exercise price and such in-the-money warrants are not exercised on a cashless basis. We may also sell our digital assets, including BNB tokens, at their then-current market price for cash, but do not generally intend to sell BNB tokens for working capital purposes.
Our primary uses of liquidity include acquisitions of digital assets, primarily BNB tokens, repurchases of our common stock, repayment of our debt obligations, and payment of selling, general, and administrative costs to operate as a publicly-traded company. We may also use cash to acquire, or otherwise fund, operating or other businesses.
Historically, we have incurred substantial costs in connection with the PIPE Transaction and the Consent Solicitation defense advisory costs. While there can be no assurance that we will not incur such costs in the future, we do not expect to incur such costs on a recurring basis.
Digital Assets
We hold a significant portion of our liquid assets in digital assets, which are measured at fair value with changes recognized in earnings, further described in Note 4 to our Unaudited Condensed Consolidated Financial Statements.
Our liquidity and capital resources are subject to substantial volatility in the market price of BNB and other digital assets. A decline in the market price of BNB or other digital assets would reduce the fair value of our digital assets and could adversely affect our ability to fund operations, invest in growth, or meet obligations as they come due. We seek to manage this risk by maintaining fiat liquidity; however, these measures may not fully mitigate market, custodial, regulatory, or other risks. A 10.0% increase (decline) in the price of BNB at July 31, 2026, holding all other factors constant, would have resulted in an additional unrealized gain (loss) of approximately $30.2 million. These potential fluctuations significantly exceed the operating income or loss expected from our Retail and Industry segment.
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

At-the-Market Program
In August 2025, we entered into an at-the-market offering agreement (the "ATM Program") with Cantor Fitzgerald & Co. ("ATM Agent"), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million from time to time through the ATM Agent, acting as our sales agent or principal. Sales under the ATM Program, if any, will be made by means of ordinary brokers' transactions on Nasdaq or otherwise at market prices prevailing at the time of sale, or at prices related to prevailing market prices. Under the ATM Program, we have provided the ATM Agent with customary indemnification rights, and the ATM Agent will be entitled to a commission of up to 3.0% of the gross proceeds from each sale of shares made through, or to, the ATM Agent. Since the inception of the ATM Program, we have sold and issued 856,275 shares at a total dollar value of $13.1 million, gross of $0.2 million of transaction costs, under the ATM Program. We did not sell any shares under the ATM Program during the three months ended July 31, 2026.
Share Repurchase Program
In September 2025, our Board authorized a share repurchase program pursuant to which we may repurchase up to $250.0 million total dollar value of our common stock on a perpetual basis from the date of authorization. We fund these share repurchases through a combination of cash on hand, future cash flow from operations, and borrowings under our debt obligations. Under the share repurchase program, we may purchase common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended, or by any combination of such methods, in each case subject to compliance with all SEC rules and other legal requirements. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, debt covenant restrictions, general business conditions, the market price of our stock, self-imposed trading blackout periods, and the availability of alternative investment opportunities. There is no minimum number of shares required to be repurchased under the share repurchase program, and the share repurchase program may be suspended or discontinued at any time. We repurchased and cancelled 1,434,112 shares of common stock at an average price per share of $2.63 for a total dollar value of $3.8 million, excluding $— million transaction costs, during the three months ended July 31, 2026. By July 31, 2026, the Company had repurchased and retired a total of 4,676,322 shares equaling a total dollar value of $21.1 million, excluding transaction costs, under the program.
Debt Obligations
BitGo Facility
On April 30, 2026, we entered into an uncommitted master loan facility with BitGo pursuant to which the Company may borrow digital assets or cash from BitGo from time to time. BitGo is not obligated to make any loan, and we have no committed borrowing capacity. Each loan is documented in a separate loan agreement by the parties setting forth the specific terms, including principal amount, fees, collateral requirements, and the date on which the loan is to commence and mature. Each loan may have a fixed term, or may include a call option held by BitGo or prepayment option held by the Company, as specified in each loan agreement. Borrowings under the master loan agreement are secured by collateral in favor of BitGo. Collateral may include BNB, cash, or other forms agreed upon by the parties. The collateral’s required value is typically higher than the borrowed amount, subject to margin calls as set forth in the master loan agreement. If the value of posted collateral falls below the margin call threshold, the Company must promptly post additional collateral. Failure to maintain sufficient collateral can result in an event of default and remedies available to BitGo, including the right to liquidate pledged collateral. BitGo holds BNB collateral owned by the Company in a segregated custody account in the Company's name, and BitGo is not permitted to use such BNB to secure any other loan or account. The final stated maturity of the facility represents the greater of the maturity of the master loan agreement or the maturity of any fixed term loan agreement thereunder.
We pledged $25.5 million of BNB tokens at the time of borrowing, for which we received $15.0 million of USD Coin ("USDC"). Each loan bears a loan fee of 9.50% per annum. At July 31, 2026, $15.0 million aggregate principal amount was outstanding and our pledged BNB had a fair value of $25.9 million. Our ability to sell, transfer, or otherwise use the pledged digital assets is restricted for the duration of the borrowings, the proceeds of which we have used, and expect to use, for share repurchases and working capital.
Each borrowing is a fixed term loan. BitGo may not require repayment before maturity, and we have no contractual right to prepay. We therefore do not expect to be able to reduce these borrowings, or to release the pledged BNB, before the applicable maturity dates.
We are required to pledge collateral equal to 170% of the amount borrowed. If the value of our pledged collateral falls below 150% of the loan balance, BitGo may require us to post additional collateral immediately; if it falls below 120% of the amount loaned, BitGo may liquidate the collateral. Because BNB is also our principal treasury asset, such a decline would reduce the value of our collateral and our other digital asset holdings at the same time.

The master loan agreement requires that our net equity, as defined, be at least $25.0 million at the end of each calendar month and that our ratio of total assets to net equity not exceed 200%. If either requirement is not satisfied, or if BitGo determines in its sole discretion that the assets loaned to us are at risk of being treated as a security, BitGo may require us to immediately repay all outstanding loans and accrued fees. Because share repurchases reduce our net equity, this requirement constrains the amount of our common stock that we are able to repurchase.
Promissory Note
In connection with the Fat Panda Acquisition, we issued an interest-only promissory note (the "Promissory Note") in the principal amount of $0.7 million to the President of Fat Panda, bearing interest at a rate of 7.0% per annum, payable monthly. The Promissory Note matures in November 2026.
Convertible Promissory Note
We issued a convertible promissory note in the principal amount of $0.7 million to the President of Fat Panda, bearing interest at a rate of 7.0% per annum. The holder has the right to convert the outstanding principal amount of the convertible promissory note into shares of our common stock at a conversion price of $19.00 per share at any time on or before June 1, 2027. If no conversion election is made by the holder on or prior to such date, we are required to repay the entire outstanding principal balance plus accrued and unpaid interest in cash. To the extent the holder elects conversion, the settlement would not require the use of cash and would instead result in the issuance of additional shares of common stock.
Tax Indemnification Note
We issued a non-interest-bearing note in the amount of $0.4 million to the former Fat Panda shareholders that does not have a fixed maturity date. We must repay the note in full within 15 days following the date that Canada Revenue Agency issues a letter confirming a certain tax liability does not exist in connection with the Fat Panda Acquisition. Conversely, the note payable is reduced in the amount of any tax liability assessed.
Summary of Cash Flows
The following summarizes our cash flow data for each of the periods presented:

	Successor		Predecessor
	Three Months Ended July 31, 2026	Period from June 7, 2025 through July 31, 2025	Period from May 1, 2025 through June 6, 2025
Net cash used in operating activities	$(6,475)	$(1,798)	$(239)
Net cash used in investing activities	(123)	(10,571)	—
Net cash provided by financing activities	10,684	3,910	—
Cash Flow from Operating Activities
For the Three Months Ended July 31, 2026
Cash used in operating activities for the three months ended July 31, 2026 was $6.5 million. We received $7.1 million in cash from Fat Panda vape sales and $0.1 million from the sale of industrial climate control systems and related services. We paid $4.7 million for inventory (which includes excise tax paid on inventory items purchased from suppliers), and excise taxes on production of $0.4 million. We also paid $3.3 million for other professional fees, $2.0 million in cash compensation, other legal fees of $1.7 million, $0.7 million for shareholder advisory costs, $0.5 million for rent, utilities, insurance and other office expenses, $0.2 million for directors' and officers' insurance, and $0.2 million for advertising and marketing.

For the Period from June 7, 2025 through July 31, 2025
Cash used in operating activities for the period from June 7, 2025 through July 31, 2025 was $1.8 million. We received $4.4 million in cash from Fat Panda vape sales and $0.2 million from the sale of industrial climate control systems and related services. We paid $3.6 million for inventory (which includes excise tax paid on inventory items purchased from suppliers), and excise taxes on production of $0.3 million. We also paid $1.1 million for other professional fees, $0.7 million for acquisition-related expenses, $0.5 million in cash compensation, $0.1 million for advertising and marketing, and $0.1 million for rent, utilities, insurance and other office expenses.
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
Cash Flow from Investing Activities
Cash used in investing activities for the three months ended July 31, 2026 was $0.1 million, representing cash paid to acquire property and equipment.
Cash used in investing activities for the period from June 7, 2025 through July 31, 2025 was $10.6 million, representing the cash paid to acquire Fat Panda.
Cash Flow from Financing Activities
Cash provided by financing activities for the three months ended July 31, 2026 was $10.7 million, including proceeds from notes payable of $15.0 million, partially offset by $4.3 million we paid to repurchase shares of our common stock under the Share Repurchase Program.
Cash provided by financing activities for the period from June 7, 2025 through July 31, 2025 was $3.9 million, representing the issuance of a $4.0 million bridge loan, net of issuance discounts, that we fully repaid in December 2025.
Fat Panda, our accounting Predecessor, did not receive or pay any cash for financing activities during the period from May 1, 2025 through June 6, 2025.
Other Changes in Financial Position
In addition to the changes in our financial position from April 30, 2026 to July 31, 2026 described in "—Results of Operations" and "—Summary of Cash Flows," the following activities also occurred:
●In connection with the BitGo Facility, we pledged $9.5 million worth of BNB at a cost basis of $13.2 million as collateral for USDC 15.0 million borrowings at the time of each draw, bringing the total fair value of BNB pledged to $25.9 million at July 31, 2026.
Commitments and Contingencies
See Note 11 to our Unaudited Condensed Consolidated Financial Statements, included as part of this Quarterly Report, for a discussion of commitments and contingencies, including contractual payment obligations.
Known Trends and Uncertainties Affecting Our Business
Management is aware of several trends and uncertainties that may affect our financial condition and results of operations, including: continued volatility in digital asset markets; evolving regulatory frameworks governing digital assets and cryptocurrency exchanges; technological developments affecting blockchain networks and decentralized applications; and macroeconomic conditions affecting investor demand for digital assets. Trends and uncertainties specific to the Company are described below.
Market Price of BNB
Our digital assets, primarily BNB, represented 93.1% of our total assets at July 31, 2026, and we carry them at fair value, so changes in the market price of BNB are recognized in the period of change and are the principal driver of period-to-period variability in our results. At July 31, 2026, our 515,544 BNB had a fair value of $302.3 million against a cost basis of $446.5 million. That price is volatile, unrelated to the operating performance of our Retail and Industry business, and outside our control, and we expect it to remain the most significant factor affecting our financial condition and results of operations.

Collateral Obligations under the BitGo Facility
At July 31, 2026, $15.0 million was outstanding under the BitGo Facility, secured by pledged BNB with a fair value of $25.9 million against a 170% collateral requirement. If collateral value falls below 150% of the loan balance we must immediately post additional collateral, and below 120% BitGo may liquidate it. Because BNB is also our principal treasury asset, a price decline would reduce our collateral and our unpledged holdings at the same time. The facility also requires net equity, as defined, of at least $25.0 million at each month end and a ratio of total assets to net equity not exceeding 200%. We were in compliance with the collateral coverage, net equity and total assets to net equity requirements of the BitGo Facility at July 31, 2026. Further, the BitGo Facility has no committed borrowing capacity and no right to prepay.
Airdrop Activity
We recognized $0.3 million of Airdrop income for the three months ended July 31, 2026. Airdrop activity within the Binance ecosystem, including Launchpool and HODLer Airdrop allocations, has declined materially since we launched our DAT Strategy, and we expect that decline to continue to constrain our treasury yield. These distributions are not contractual and their timing and magnitude are outside our control, so amounts recognized in any period are not indicative of future periods and we do not regard them as a recurring source of income or liquidity.
The AMA
We incurred $1.1 million of management fees under the AMA for the three months ended July 31, 2026, calculated as a flat fee of 1.4% of the fair value of assets within our DAT Strategy, which accrues without regard to our results of operations. The AMA runs by its terms through 2045, and we are seeking a declaration that it is void from inception. Unless we obtain that relief, we expect to continue incurring the fee at this rate. See Note 11 to our Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Estimates
The preparation of our Unaudited Condensed Consolidated Financial Statements in accordance with U.S. GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions that in certain circumstances affect amounts reported therein. In preparing these financial statements, our estimates and judgments are based on historical experience, information from third-party valuation professionals and various other assumptions, giving due consideration to materiality. We consider the accounting policies discussed below to be critical to the understanding of our consolidated financial statements. Actual results could differ from our estimates and assumptions, and any such difference could be material to our consolidated financial statements, particularly as many of the critical policies relate to our DAT Strategy, for which we have little history with which to compare the accuracy of our estimates. These significant accounting policies are described more fully in Note 2 to our Unaudited Condensed Consolidated Financial Statements.
Warrant Liabilities
We classify the Stapled Warrants issued in connection with the PIPE Transaction as liabilities measured at fair value. These were initially recorded at a fair value of $305.0 million at the date of issuance and are remeasured at each reporting period, with changes in fair value recognized in earnings. The determination of fair value requires significant estimates and assumptions, including expected volatility, risk-free interest rate, and expected term. During the three months ended July 31, 2026, we recognized a $10.0 million gain from changes in the fair value of warrant liabilities. Given the magnitude of changes in the estimated fair value of the warrant liability and the sensitivity of the valuation to changes in the underlying assumptions, small changes in these inputs could result in material differences in the reported fair value. In April 2026, the Stapled Warrants began trading on Nasdaq under the ticker symbol "BNCWZ." Since management does not believe the Stapled Warrants trade with sufficient liquidity on which we can solely rely on the traded market price, we equal-weight the traded market price with its internal valuation model, with assistance from an independent valuation agent.

Digital Assets
We hold significant digital asset positions, including BNB, BTC, and Tether ("USDT"), which are accounted for at fair value with changes recognized in earnings in accordance with ASC 350-60. Fair value is determined using observable, quoted market prices on principal exchanges, classified within Level 1 of the fair value hierarchy. While the fair value measurements themselves rely on observable inputs, management judgment is required in evaluating the determination of the principal market for each digital asset and in the valuation of digital assets received through non-cash transactions, including Airdrops. Additionally, management periodically reassesses whether the selected principal market continues to represent the most advantageous market for each digital asset. Key indicators monitored by management in this assessment include changes in trading volume, liquidity, and the availability of reliable pricing data across exchanges. During the three months ended July 31, 2026, we recognized unrealized losses of $15.3 million. Given the inherent price volatility of digital assets, changes in fair value between reporting periods could be material to our Unaudited Condensed Consolidated Financial Statements.
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
In connection with the Fat Panda Acquisition, we initially recorded $4.2 million of goodwill, reduced by $0.8 million of measurement period and foreign exchange rate adjustments, and $5.2 million of definite-lived intangible assets. The fair value of the intangible assets was determined based on the relief-from-royalty method that required significant assumptions including the discount rate, revenue projections, the selected royalty rate, and estimated useful life. While we believe these assumptions to be reasonable and appropriate, changes in these estimates could result in different fair value amounts.
Goodwill
Goodwill represents the excess of the purchase price we paid to acquire Fat Panda over the fair value of identifiable net assets acquired. Goodwill is denominated in CAD, the functional currency of the acquired entity, and translated into USD at each reporting date, with changes recognized in accumulated other comprehensive income (loss). Goodwill impairment testing is performed at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For goodwill impairment testing purposes, we have determined that there is one reporting unit. During the quarter ended April 30, 2026, management performed a quantitative goodwill impairment test with the assistance of an independent third-party valuation firm. For purposes of this assessment, management estimated the fair value of the reporting unit using an equal weighting of the discounted cash flow method (income approach) and the guideline public company method (market approach), and determined that the estimated fair value of the reporting unit exceeded its carrying value. Accordingly, no impairment was identified. At July 31, 2026, the carrying value of goodwill was $3.4 million.
Definite-lived intangible assets
Definite-lived intangible assets consist of the Fat Panda trade names, which are expected to contribute to the future cash flows of Fat Panda over their estimated useful life of 10 years, and are amortized on a straight-line basis over their remaining expected useful life. Management periodically evaluates the remaining useful life and carrying value of the intangible assets to determine whether events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. Indicators of impairment monitored by management include significant adverse changes in the business climate, declines in revenue performance relative to historical results, changes to applicable legal, regulatory, or contractual provisions, and reductions in underlying operating cash flows. During the quarter ended April 30, 2026, management identified triggering events and performed a recoverability test under ASC 360-10 by comparing estimated future undiscounted cash flows of the asset group to its carrying value. Based on this analysis, management concluded that the undiscounted cash flows exceeded the carrying value and no impairment was recorded. At July 31, 2026, the carrying value of definite-lived intangible assets was $4.5 million, net of accumulated amortization.
Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting and tax bases of assets and liabilities. Management evaluates the realizability of deferred tax assets on a jurisdictional basis and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the three months ended July 31, 2026, we recorded a $1.0 million increase in our valuation allowance, primarily related to our results of operations in the United States, reflecting cumulative losses and updated forecasts of future taxable income. The valuation allowance remains affected by cumulative losses in certain jurisdictions and uncertainty about the timing of future reversals of deferred tax liabilities.
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
At July 31, 2026 and April 30, 2026, we had no unrecognized tax benefits under ASC 740.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore are not required to provide the information under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of July 31, 2026 due in part to the material weakness in internal control over financial reporting described below, which has not been remediated.
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, we did not maintain effective controls over certain aspects of the financial reporting process because: (i) we lack a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure commensurate with our financial reporting requirements; (ii) there is inadequate segregation of duties due to our limited number of accounting personnel; and (iii) we have insufficient controls and processes in place to adequately verify the accuracy and completeness of spreadsheets that we use for a variety of purposes, including revenue, taxes, stock-based compensation, earnings per share computations, and other areas, and on which we place significant reliance for our financial reporting. This material weakness has not been remediated at July 31, 2026.
Additional Deficiencies in Disclosure Controls and Procedures
In connection with a review of our corporate records and periodic report exhibits conducted during and after the quarter ended July 31, 2026, management identified deficiencies in our controls over the preparation and review of non-financial disclosure in our Exchange Act reports. Specifically, we did not maintain effective controls to verify that (i) the exhibit index in our periodic reports is complete and current as against our corporate records and our filings with the Nevada Secretary of State, (ii) the description of our securities filed as an exhibit to our Annual Report on Form 10-K accurately describes our authorized and outstanding capital stock, and (iii) the cover pages of our periodic reports list all classes of securities registered under Section 12(b) of the Exchange Act.
As a result, certificates of designation and a charter amendment were omitted from the exhibit index to our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, the description of securities filed as an exhibit to that report contained inaccuracies regarding our capital stock, and the cover pages of certain of our periodic reports omitted a class of securities registered under Section 12(b). These deficiencies did not affect our consolidated financial statements or the amounts reported therein.
Remediation
We are taking steps to remediate the material weakness and the additional deficiencies described above.
With respect to the material weakness, effective March 9, 2026, we appointed William B. Miller as Chief Financial Officer. We remain committed to improving our financial organization when we are able, including by expanding our accounting staff and improving our systems and controls to reduce reliance on the manual nature of our existing systems. However, due to our size and financial resources, remediating the identified weaknesses may not be economically feasible in the near term. We do not expect the material weakness to be remediated until we have improved our internal control over financial reporting, and we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis.
With respect to the additional deficiencies, we have engaged Nevada counsel to review and reconcile our charter documents against the records of the Nevada Secretary of State, and we are implementing procedures under which the exhibit index and cover page of each periodic report will be verified against our corporate records prior to filing.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management's control objectives.
Changes in Internal Control over Financial Reporting
On July 22, 2026, our Chief Executive Officer concluded his service and the Board appointed our Chief Financial Officer to serve additionally as Interim Principal Executive Officer. As a result, the principal executive officer, principal financial officer, and principal accounting officer functions are currently performed by a single officer. Because our material weakness includes an inadequate supervisory review structure and inadequate segregation of duties, this change is reasonably likely to materially affect our internal control over financial reporting. As previously disclosed, the Board is currently conducting a search for a new chief executive officer, and management is evaluating what additional controls are appropriate pending appointment of the new chief executive officer once the search concludes.
Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information
ITEM 1. LEGAL PROCEEDINGS
The information set forth in Note 11 to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.
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
●Our ability to generate yield on our BNB holdings depends primarily on Airdrops, which have declined and are unpredictable.
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
●We do not maintain insurance covering the theft or loss of our digital assets, and the lack of legal recourse increases the risk of total loss.

●The U.S. federal, state, local and non-U.S. income tax treatment of transactions in digital assets is unclear.
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
Risks Related to Our Common Stock
●Our common stock may be delisted if we fail to comply with Nasdaq’s continued listing standards.
●Nasdaq may review our Board composition and our capital structure under its change of control, voting rights and business combination rules, and an adverse determination could result in the delisting of our common stock.
●Our securities prices may be volatile and may decrease substantially.
●Our Board is authorized to reclassify any unissued shares of our preferred stock into one or more classes, which could convey special rights and privileges to its owners.
●Registration rights and Rule 144 sales contain risks for shareholders.
●We have a substantial number of options and public warrants outstanding, which if exercised for shares of common stock, may put pressure on the market price of a share.
●We do not anticipate paying any cash dividends on our common stock in the foreseeable future.
●The market price of our securities may be adversely affected by the sale of shares by our management or large stockholders.
●Investors may be diluted by future issuances of preferred stock or additional common stock in connection with our incentive plans, acquisitions or otherwise; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.
Risks Related to Our Business and Operations
●We do not currently have a permanent Chief Executive Officer, and our principal executive officer, principal financial officer, and principal accounting officer functions are performed by a single officer.

●Our stockholders did not approve our 2025 Equity Incentive Plan and 2026 Equity Incentive Plan, which limits our ability to attract, retain and motivate personnel and could result in compensation expense materially greater than we would otherwise have recognized.
●Stockholder activism has disrupted our business and may recur.
●Our Stockholder Rights Agreement could delay or prevent a change of control, which could limit the market price of our common stock.
●We are party to the AMA which contains terms that are materially adverse to our stockholders, and we may be unable to reform or terminate the AMA without incurring substantial costs despite pending litigation against the Asset Manager.
●Our borrowings are secured by pledged BNB, and a decline in the price of BNB could require us to post additional collateral on short notice or permit our lender to liquidate our pledged BNB.
●The Company has identified a material weakness in its internal control over financial reporting.
Risk Factors
Risks Related to the DAT Strategy
Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility.
Our financial condition is highly dependent on the market price of BNB, which has historically been subject to significant volatility. At July 31, 2026, we held 515,544 BNB tokens with an aggregate fair value of $302.3 million, representing the substantial majority of our total assets. As a result, our financial condition, results of operations, and the market price of our common stock may be materially affected by fluctuations in the market price of BNB. The price of BNB has historically experienced significant volatility and may continue to fluctuate substantially in response to numerous factors, many of which are beyond our control. These factors include, among others: overall cryptocurrency market conditions and investor sentiment; technological developments affecting blockchain networks; regulatory developments in the United States or other jurisdictions; changes in trading volumes or liquidity in markets for BNB; macroeconomic factors, including inflation, interest rates and financial market conditions; trading activity by large holders of BNB or other digital assets; and market speculation, media coverage, or social media commentary relating to digital assets. Digital asset markets may be more volatile and less regulated than traditional financial markets, and prices may fluctuate significantly over short periods of time. Because BNB represents a substantial portion of our assets, even modest declines in the market price of BNB could materially reduce the value of our assets and stockholders’ equity and may negatively affect our reported financial results. In addition, because changes in the fair value of our digital assets are reflected in our statements of operations, fluctuations in the market price of BNB may cause significant volatility in our reported earnings.
During the fiscal year ended April 30, 2026, we recognized an unrealized loss of $130.3 million and a realized loss of $1.3 million on digital assets primarily as a result of declines in the price of BNB. During the three months ended July 31, 2026, we recognized an additional unrealized loss of $15.3 million on digital assets. Under our accounting policies, unrealized gains and losses from changes in the fair value of our digital asset holdings are recorded in our consolidated statements of operations. Accordingly, our reported net income or loss may be significantly affected by fluctuations in the market price of BNB, and these fluctuations could cause our financial results to vary substantially from period to period, independent of the performance of our operating businesses. A significant decline in the market price of BNB could adversely affect our ability to fund our operations, pursue strategic initiatives, pay dividends, service any indebtedness, or otherwise execute our business strategy. In addition, our stock price may be correlated with the price of BNB and other digital assets, and declines in the price of BNB could adversely affect the trading price of our common stock.

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
Our ability to generate yield on our BNB holdings depends primarily on Airdrops, which have declined and are unpredictable.
We do not currently stake our BNB or otherwise generate yield on our digital asset holdings other than through Airdrops. Airdrops are distributions of tokens made by projects building on BNB Chain to holders of BNB, typically in connection with a new token launch. We do not control whether, when, or on what terms any Airdrop occurs. Airdrops are made at the discretion of third-party projects, may be conditioned on holding requirements, custody arrangements, or participation mechanics that we do not satisfy or that change without notice, and may be discontinued entirely.
Airdrop activity in the BNB ecosystem has decreased for the last two quarters, and we cannot assure you that it will increase or that we will receive Airdrops of any particular size or frequency in the future. Airdrop activity is closely correlated with broader digital asset market conditions. New projects are launched, funded, and distributed more frequently during periods of rising digital asset prices, and launch activity contracts during periods of declining prices. As a result, Airdrop yield is likely to decline at the same time the market price of BNB declines rather than offsetting it, and we should not be expected to realize yield that mitigates a decline in the carrying value of our digital asset holdings. Because our borrowings are secured by pledged BNB, a decline in the price of BNB may increase our collateral obligations at the same time that our Airdrop yield decreases. See—Risks Related to Investing in BNB—BNB is subject to extreme price volatility, and any sustained decline in the market price of BNB could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our common stock.
Tokens received in Airdrops may also be illiquid, thinly traded, subject to transfer restrictions or vesting, or of uncertain value, and we may be unable to sell them at prices we consider acceptable or at all. The tax treatment of Airdrop receipts is unclear in certain respects and may result in taxable income at the time of receipt without a corresponding realization of cash. Any continued reduction in the frequency, size, or value of Airdrops could adversely affect our results of operations.
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
If any exchange or custodial platform that holds our digital assets were to become insolvent, experience a security breach, suspend withdrawals, or otherwise fail to safeguard our assets, we could experience delays in accessing our digital assets or suffer a partial or total loss of those assets. In the event of an insolvency of a custodial platform, we may be treated as an unsecured creditor and may not recover the full value of our assets. In addition, exchanges and custodial platforms may impose withdrawal limits, suspend trading, or otherwise restrict transfers of digital assets during periods of market volatility or regulatory uncertainty. Such restrictions could limit our ability to access or liquidate our digital assets in a timely manner. These assets are not maintained in segregated wallets under our exclusive control and may be pooled with assets of other customers of such exchanges. Unlike bank deposits, digital assets held at exchanges are generally not insured by the Federal Deposit Insurance Corporation or any other governmental agency. We do not maintain insurance covering losses of digital assets held at exchanges or custodians, and to the extent a custodian maintains its own insurance, we may have no direct rights under that coverage. We are exposed to counterparty risk if these exchanges experience financial difficulty, security breaches, cyberattacks, operational failures, regulatory enforcement actions, or become insolvent. The digital asset industry has experienced significant exchange failures and insolvencies, including the collapse of FTX Trading Ltd. in November 2022, which resulted in substantial losses for customers and creditors. If an exchange at which we hold digital assets were to fail, enter bankruptcy, or become subject to regulatory seizure, we may be unable to recover some or all of our digital assets, and any recovery could be subject to significant delays and uncertainty. The loss of digital assets held at such exchanges could materially and adversely affect our financial condition, results of operations, and the trading price of our common stock.
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
At July 31, 2026, we held digital assets with an aggregate fair value of $304.5 million. Although digital asset markets operate continuously, the liquidity of BNB and other digital assets may be limited during periods of market stress or volatility. Order book depth in digital asset markets may be insufficient to support large transactions without materially affecting market prices. Because we hold a substantial quantity of BNB, any attempt by us to sell a significant portion of our holdings could exert downward pressure on the market price of BNB. In addition, a significant portion of the outstanding supply of BNB may be held by a relatively small number of market participants, and sales by large holders could also adversely affect market prices. If market liquidity were to decline, we may be unable to liquidate our digital asset holdings at favorable prices or within desired timeframes. Large sales of BNB by us or other significant holders could adversely affect the market price of BNB, and we may not be able to liquidate our holdings without significant losses. Any inability to convert our digital assets to fiat currency when needed could have a material adverse effect on our liquidity, financial condition, and ability to continue as a going concern.
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
Cryptocurrency such as BNB may be used, among other things, to buy and sell goods and services or to transfer and store value by users. The cryptocurrency networks and chains are a new and rapidly evolving industry of which BNB Chain is a prominent, but not unique, part. The growth of the cryptocurrency industry in general, and BNB Chain in particular, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency industry, as well as BNB Chain, include:

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
Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. These networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s validating authority. In such an event, the attacker could potentially double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.
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
Recovery of lost or stolen assets may be impossible, and remedies against custodians or service providers may be limited. Even if recourse were theoretically available, litigation or enforcement in the jurisdictions where such custodians are located may be uncertain, costly and time-consuming. Any loss of BNB due to key mismanagement, wallet compromise or other security failure could materially adversely affect our financial condition, results of operations and the price of our common stock. We do not carry insurance against these losses.
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
We do not maintain insurance covering the theft or loss of our digital assets, and the lack of legal recourse increases the risk of total loss.
We do not maintain cybersecurity, crime, specie or other insurance covering the theft, loss or destruction of our digital assets, and we may be unable to obtain such coverage on commercially reasonable terms or at all. Coverage of this type is available on a limited basis and is typically subject to high premiums, low limits relative to the value of our holdings, and broad exclusions. To the extent an exchange or custodian holding our assets maintains its own insurance, we may have no direct rights under that coverage and any limits may be shared among all of that platform's customers.
If we lose digital assets, whether through a cyberattack, an unauthorized transfer, the compromise of private keys, fraud or a custodial failure, we would bear the full amount of that loss with no insurance recovery. Digital asset transactions are generally irreversible and no central authority can restore access, so we may have no viable legal recourse. Unlike funds held at insured banking institutions, our digital assets are not protected by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation, and if another party is liable there is no guarantee it will have the resources to compensate us.
Our digital assets represented 93.1% of our total assets as of July 31, 2026. A single successful attack or custodial failure could result in the loss of substantially all of our assets and cause our stockholders to lose their entire investment.
The state, local and non-U.S. tax treatment of digital assets is unclear.
The taxing authorities of certain states (i) have announced that they will follow Notice 2014-21 issued by the Internal Revenue Service with respect to the treatment of digital assets for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital assets for fiat currency from state sales tax. It is unclear what further guidance on the treatment of digital assets for state tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for state or local tax purposes could result in adverse tax consequences to us and could adversely affect the price of digital assets.
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
Additionally, a significant majority of the daily BNB trading volume occurs on the Binance Exchange, which is controlled by Binance, the original distributor of BNB. Most of the BNB in circulation has been reported to be held by the founder and former controller of Binance. As a result, trading activity by these parties could have a material impact on the price and trading volume of BNB on the Binance Exchange. While Binance and its former controller have indicated that they and their respective related entities do not actively trade BNB or undertake gross or net purchasing activities to support its price or increase trading volume, publicly available information is insufficient to enable a conclusion as to whether trading activity in BNB on the Binance Exchange by such parties (or others) is occurring in compliance with the Binance Exchange’s policies and procedures or having a material impact on the price or trading volume of BNB on the Binance Exchange or other secondary markets. Further, to the Company’s knowledge, Binance and its founder are not subject to trading restrictions in respect of BNB going forward; as such, prior conduct and indications of current intent are not necessarily indicative of future trading activities by these parties. Any allegations of BNB price or volume manipulation could result in regulatory actions against such parties and/or loss of confidence in BNB, and/or Binance generally, which could negatively impact the price of our common stock.
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

Apart from the risks of potential centralized control, the perception that BNB Chain and BNB are associated with Binance could cause BNB’s value to be affected by developments involving or affecting Binance. For example, in 2023 the SEC filed a lawsuit against Binance, alleging, inter alia, that the offering and sale of BNB by Binance was an unregistered securities offering. The district court’s decision in SEC v. Binance Holdings Ltd. et al., 738 F.Supp.3d 20, 48-58 (D.D.C. Aug. 23, 2024), ruled that, while the SEC’s allegations regarding the manner in which Binance offered and sold BNB as part of the initial distribution of BNB were sufficient at the motion to dismiss stage, the SEC’s complaint did not include sufficient facts to support a plausible inference that any particular secondary sales of BNB satisfy the Howey test for an investment contract. In 2023, the Department of Justice, the Office of Foreign Assets Control, the Financial Crimes Enforcement Network, and the CFTC reached a series of settlements with Binance for charges involving violations of U.S. laws governing money laundering, sanctions, registration as a money services business, and registration under the Commodity Exchange Act, among others. If Binance were to be subject to operating restrictions or was no longer able to facilitate trading in BNB, the liquidity and market value of BNB would be negatively affected, causing our common stock to decline in value. If BNB were no longer able to be used for trading fee discounts on Binance, the demand for BNB would be negatively affected, which would likewise negatively impact BNB’s market value and therefore the price of our common stock. Likewise, negative developments, publicity, or sentiment relating to Binance or its principals could affect market demand for, and value of, BNB.
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
BNB Chain, including the cryptographic and algorithmic protocols associated with the operation of BNB Chain, has only been in existence since 2017, and BNB markets have a limited performance record, making them part of a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the following are some of the risks that could materially adversely affect the value of our common stock:

●Digital assets, including BNB, are controllable only by the possessor of both the unique public key and private key or keys relating to the BNB Chain address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network, resulting in the total loss of the value of the digital asset linked to the private key.
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
●Many digital asset networks, including BNB Chain, face significant scaling challenges and are being upgraded with various features designed to increase the speed of digital asset transactions and the number of transactions that can be processed in a given period (known as “throughput”). These attempts to increase the volume of transactions may not be effective, and such upgrades may fail, resulting in potentially irreparable damage to BNB Chain and the value of BNB.
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
Moreover, because digital assets, including BNB, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of date hereof.

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
We may incur indebtedness or enter into other financial instruments in the future that may be collateralized by our BNB holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our BNB holdings. These types of BNB-related transactions are the subject of enhanced regulatory oversight. These and any other BNB-related transactions we may enter into, beyond simply acquiring and holding BNB, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

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
There has been increasing activity on the provincial and local regulatory levels with respect to scrutiny of vaporizer products. National, provincial and local governmental bodies have indicated that vaporization products and certain other consumption accessories may become subject to new laws and regulations. If one or more of the provinces in which we operate bring actions that prevent us from selling certain or all of our vaporizer products, we would be required to cease sales and distribution of those products at locations therein, which could have a material adverse effect on our business, results of operations and financial condition.
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
Changes in U.S. and international trade policies, including tariffs and other trade restrictions, could adversely affect our business, results of operations and supply chain.
The United States has recently implemented significant changes to its trade policies, including new and increased tariffs and other trade restrictions affecting imports from numerous countries, and additional changes remain under consideration. In February 2026, the United States Supreme Court held that the International Emergency Economic Powers Act of 1977 did not authorize certain tariffs previously imposed by the Trump Administration pursuant to that statute. Following that decision, the Trump Administration imposed a temporary 10% import surcharge pursuant to Section 122 of the Trade Act of 1974, which expired in July 2026. The United States has continued to impose, pursue and consider tariffs and other trade measures under other statutory authorities. In July 2026, the U.S. Trade Representative took final action following certain Section 301 investigations, imposing additional tariffs generally ranging from 10% to 12.5% on imports from numerous U.S. trading partners, subject to certain exemptions and adjustments. Additional trade investigations and negotiations remain ongoing, including with respect to China.
There remains substantial uncertainty regarding the scope, duration and ultimate effect of existing and potential tariffs and other trade restrictions and whether the United States or its trading partners will impose additional tariffs, retaliatory measures or other trade barriers. Changes in trade policy could increase the cost of imported products and components, disrupt supply chains, affect pricing and demand and contribute to volatility in global economic and financial conditions.
We source certain products and components used in our product offerings from the PRC and other foreign suppliers. Although such products and components currently represent a limited portion of our overall business, tariffs and other trade restrictions applicable to these products have increased, and could continue to increase, our costs and could disrupt the availability of certain products or components. We are evaluating alternative suppliers for certain affected products and components; however, alternative suppliers may not be available on commercially reasonable terms or may require additional time and expense to identify and qualify. To the extent we are unable to mitigate increased costs or supply disruptions resulting from tariffs or other trade restrictions, including through alternative sourcing or pricing adjustments, such developments could adversely affect the affected portions of our business and our profit margins. In addition, to the extent we increase prices to offset higher costs, our products could become less competitive or customer demand could decline. A significant escalation in global trade tensions could also have broader adverse effects on economic conditions, financial markets and customer demand, which could adversely affect our business, financial condition and results of operations.

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
On May 7, 2026, we received written notice from Nasdaq notifying us that we were not in compliance with Nasdaq Listing Rule 5620(a) for continued listing of shares of our common stock, due to our failure to hold an annual meeting within 12 months of our fiscal year end. As a result, we submitted a plan to Nasdaq to regain compliance and held our 2026 Special Meeting in Lieu of Annual Meetings of Stockholders on July 22, 2026. On August 5, 2026, we received written notice from Nasdaq that we had regained compliance with Listing Rule 5620(a) and that matter is closed.
If our common stock ultimately were to be delisted from Nasdaq for any reason, it could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to its employees.
Nasdaq may review our Board composition and our capital structure under its change of control, voting rights and business combination rules, and an adverse determination could result in the delisting of our common stock.
Nasdaq Listing Rule 5635(b) requires stockholder approval before an issuance of securities that results in a change of control of a listed company. Nasdaq Listing Rule 5640 and related Nasdaq interpretive guidance limit an investor’s board representation rights to a level proportionate to its ownership of securities entitled to vote in the election of directors. Nasdaq Listing Rule 5110(a) requires a listed company that experiences a change of control in combination with a change in its business to satisfy Nasdaq’s initial listing requirements. Nasdaq applies these rules through the exercise of broad discretionary authority, and its application of them to companies that have adopted digital asset treasury strategies has become more restrictive since 2025.
In August 2025 we issued common stock and warrants in a private placement and used the proceeds to acquire BNB. We did not seek stockholder approval in connection with that issuance, and Nasdaq’s receipt of our listing of additional shares notifications does not constitute a determination that the transaction complied with its rules. Under the Cooperation Agreement, YZILabs has the right to designate three of our six directors, and its ownership consists principally of warrants, which do not carry the right to vote in the election of directors. Our Board may in the future determine to dispose of or discontinue one or more of our legacy operating businesses.

Nasdaq could determine that stockholder approval was required for the private placement or is required for the exercise of outstanding warrants, that YZILabs’ designation rights exceed the representation proportionate to its voting ownership, which stockholder approval would not remedy, or that we experienced a change of control in combination with a change in our business, in which case we would be required to satisfy Nasdaq’s initial listing requirements and submit an initial listing application, and Nasdaq could suspend trading in our common stock before any hearing. Remedying certain of these determinations may require a reduction in YZILabs’ Board representation, which the Cooperation Agreement does not give us the right to compel. Any such determination would have the consequences described in the preceding risk factor.
Our securities prices may be volatile and may decrease substantially.
The public trading prices of our securities fluctuate, in some cases substantially, and we expect that they will continue to do so. The price of our securities in the market on any particular day depends on many factors including, but not limited to, the following:
●our ability to maintain the listing of our securities on Nasdaq, and our ability to satisfy current continued listing standards;
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
Risks Related to Our Business and Operations
We do not currently have a permanent Chief Executive Officer, and our principal executive officer, principal financial officer, and principal accounting officer functions are performed by a single officer.
Our former Chief Executive Officer concluded his service during the quarter, and our Board appointed our Chief Financial Officer to serve additionally as Interim Principal Executive Officer. This concentration of responsibility compounds the components of our previously disclosed material weakness relating to inadequate segregation of duties and an inadequate supervisory review structure, and the demands of both roles may limit the attention available to either.

Our Board is currently conducting a search for a permanent Chief Executive Officer. Under the terms of the Cooperation Agreement, the Board is required to appoint a permanent Chief Executive Officer and an additional independent director by specified deadlines. The Board may not complete either appointment by the applicable deadlines, which would permit YZILabs to terminate its standstill obligations under the Cooperation Agreement. The search process and the transition to a permanent Chief Executive Officer may also divert management and Board attention from our operations.
Our stockholders did not approve our 2025 Equity Incentive Plan and 2026 Equity Incentive Plan, which limits our ability to attract, retain and motivate personnel and could result in compensation expense materially greater than we would otherwise have recognized.
At our 2026 Special Meeting in Lieu of Annual Meetings of Stockholders (the "Special Meeting") held on July 22, 2026, proposals to approve our 2025 Equity Incentive Plan and our 2026 Equity Incentive Plan did not receive the vote required for approval. As a result, we cannot issue awards under either plan.
Approval of each plan required the affirmative vote of a majority of shares represented and entitled to vote at the Special Meeting. Under our bylaws in effect at the time of the meeting, broker non-votes were treated as votes cast and therefore had the effect of votes against approval. The 2025 Equity Incentive Plan would not have received the vote required for approval even if broker non-votes had not been counted as present and entitled to vote while the 2026 Equity Incentive Plan would have. We can give no assurance that either plan would be approved if resubmitted for a subsequent vote.
Equity compensation is a principal component of the compensation we offer to our executive officers, directors and employees, and our ability to grant equity awards is limited to the shares remaining available under our existing plans, including our 2026 Inducement Plan, which may be used only for awards to newly hired employees in accordance with Nasdaq Listing Rule 5635(c)(4). We are conducting a search for a new Chief Executive Officer, and our ability to offer a competitive compensation package to that candidate and to other prospective executives may be constrained by the limited equity available for grant. Our shares available for grant may also be insufficient to retain and motivate our existing personnel, particularly following a period of significant decline in the market price of our common stock, which has reduced the realizable value of outstanding awards. If we are unable to offer competitive compensation, we may lose key personnel or be required to increase cash compensation, which would increase our operating expenses and use cash that would otherwise be available for our business.
Certain awards were granted subject to stockholder approval of the 2025 Equity Incentive Plan. Because stockholder approval is a condition to the establishment of a grant date under applicable accounting guidance, no grant date has been established for those awards and no compensation expense has been recognized with respect to them. If stockholder approval is subsequently obtained, a grant date will be established at that time and the awards will be measured based on the fair value of our common stock on that date, which may differ materially from the value on the date the awards were made and could result in compensation expense materially greater than we would otherwise have recognized. If approval is not obtained, those awards will not become effective, and the affected recipients may seek alternative compensation or terminate their service with us, as applicable.
Stockholder activism has disrupted our business and may recur.
Beginning in November 2025, YZILabs, one of our stockholders, conducted a stockholder activism campaign against the Company, including filing preliminary consent solicitation materials seeking to expand the size of our Board and to elect seven YZILabs nominees (the "Consent Solicitation"). Responding to the Consent Solicitation required substantial attention from our Board and management, diverted resources from our operations and strategic plans, caused us to incur significant advisory costs, and created perceived uncertainty as to our future direction, strategy and leadership.
On June 23, 2026, we entered into a Cooperation Agreement with YZILabs resolving the Consent Solicitation, under which YZILabs has certain Board designation rights and is subject to standstill and voting commitments. Those commitments are subject to termination or release in specified circumstances and in any event expire at the end of the agreement's term, after which YZILabs would again be free to seek to influence or control the Company. We may face renewed activism from YZILabs or from other stockholders in the future.
A change in the composition of a majority of our Board, whether resulting from the exercise of designation rights under the Cooperation Agreement, future stockholder activism, or may impact our business strategy and operations and may result in a default, acceleration or other consequence under certain of our debt instruments, equity plans, employment and other agreements, which could negatively affect our business and trading price of our common stock,

Our Stockholder Rights Agreement could delay or prevent a change of control, which could limit the market price of our common stock.
On December 26, 2025, in connection with defending against the Consent Solicitation in the best interest of all shareholders, the Board adopted a stockholder rights agreement (the “Stockholder Rights Agreement”), which is currently scheduled to expire on December 26, 2026. While in force or if otherwise extended, the Stockholder Rights Agreement may have certain anti-takeover effects. Specifically, the rights issued pursuant to the Stockholder Rights Agreement will cause substantial dilution to a person or group that acquires beneficial ownership of more than a specified percentage of our outstanding common stock without the prior approval of our Board.
The Stockholder Rights Agreement contains an exception for holders whose beneficial ownership equaled or exceeded the threshold immediately prior to the public announcement of the Stockholder Rights Agreement, so long as they do not thereafter increase their beneficial ownership beyond the limits specified in the Stockholder Rights Agreement. YZILabs, our largest stockholder, is subject to that exception. As a result, the Stockholder Rights Agreement does not cause dilution to YZILabs in respect of its existing position, including shares issuable upon exercise of the warrants it holds. YZILabs is separately prohibited from acquiring additional voting securities under the Cooperation Agreement described above, subject to an exception permitting exercise of warrants it already holds, and those restrictions continue for the term of that agreement, which extends beyond the scheduled expiration of the Stockholder Rights Agreement.
The Stockholder Rights Agreement is not intended to interfere with any merger or other business combination approved by the Board, but the Stockholder Rights Agreement may deter certain parties from pursuing strategic transactions involving us, including potential acquisitions, and may make it more difficult for stockholders to change our management or Board. Following expiration of the Stockholder Rights Agreement, we would no longer have these protections unless our Board adopts a new rights plan, and we can give no assurance that we would do so or that any new plan would be adopted on comparable terms.
We are party to the AMA which contains terms that are materially adverse to our stockholders, and we may be unable to reform or terminate the AMA without incurring substantial costs despite pending litigation against the Asset Manager.
We are party to the AMA with the Asset Manager, pursuant to which the Asset Manager provides asset management and related services with respect to our digital assets in exchange for a management fee based on the fair value of the assets within our DAT Strategy, calculated at a flat rate of 1.4%. The AMA has a term of 20 years from its original execution date and contains a liquidated damages provision that, upon a termination by us for any reason, would accelerate and render payable fees representing nearly 20 years of future management fees. We believe these terms are not consistent with market practice for comparable asset management arrangements and are materially adverse to the interests of our stockholders.

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
We have not paid management fees invoiced under the AMA since April 10, 2026, while continuing to accrue those fees. Our non-payment may constitute a breach of, or an event of default under, the AMA, and may give the Asset Manager the right to terminate the AMA or to pursue other remedies against us. If the Asset Manager terminates the AMA or we are otherwise found to be in breach, we may become obligated to pay the accrued unpaid fees together with amounts under the liquidated damages provision described above, which would have a material adverse effect on our financial condition. We can give no assurance that we will prevail in our litigation against the Asset Manager or that a court will find the AMA or its liquidated damages provision unenforceable.

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
Our borrowings are secured by pledged BNB, and a decline in the price of BNB could require us to post additional collateral on short notice or permit our lender to liquidate our pledged BNB.
At July 31, 2026, we had $15.0 million of borrowings outstanding under our master loan agreement with BitGo, secured by pledged BNB with a fair value of $25.9 million. If the value of our pledged collateral falls below 150.0% of the loan balance, BitGo may require us to immediately post additional collateral. If it falls below 120.0% of the amount loaned, BitGo may liquidate the collateral. Because BNB trades continuously, a margin call may arise outside of business hours, and the cure period may not afford us sufficient time to raise capital or transfer assets.
Our borrowings are fixed term loans maturing October 30, 2026 and January 21, 2027. We have no contractual right to repay them early and therefore cannot reduce our exposure or release the pledged collateral before maturity. The facility is uncommitted, and BitGo has no obligation to extend additional credit or to renew the loans at maturity.
Because BNB serves as both our principal treasury asset and our collateral, a decline in its price would reduce the value of our collateral and our other holdings at the same time. Satisfying a margin call could require us to pledge additional BNB or to sell digital assets at depressed prices, and a liquidation by BitGo would occur at times and prices we do not control.
The master loan agreement also requires that our net equity, as defined, be at least $25.0 million as of the end of each calendar month and that our ratio of total assets to net equity not exceed 200%. If either requirement is not satisfied, or if BitGo determines in its sole discretion that the assets loaned to us are at risk of being treated as a security, BitGo may require immediate repayment of all outstanding borrowings. Because share repurchases reduce our net equity, this requirement also limits the amount of our common stock we are able to repurchase.
The Company has identified a material weakness in its internal control over financial reporting.
We have identified a material weakness in our internal control over financial reporting. Specifically, we lack a sufficient complement of personnel with accounting expertise and an adequate supervisory review structure commensurate with our financial reporting requirements, we have inadequate segregation of duties due to our limited number of accounting personnel, and we have insufficient controls to verify the accuracy and completeness of spreadsheets on which we place significant reliance for financial reporting, including with respect to revenue, taxes, stock-based compensation, earnings per share computation and other areas. This material weakness has not been remediated as of July 31, 2026.
This material weakness could result in errors or misstatements in our financial statements that are not detected in a timely manner. It contributed to an error in our calculation of weighted-average shares outstanding and earnings per share, and we filed amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended October 31, 2025 and January 31, 2026 to restate our previously issued financial statements.
We appointed a Chief Financial Officer effective March 9, 2026 and continue to work to remediate the material weakness by enhancing our control environment. On July 22, 2026, our Chief Executive Officer concluded his service and our Board appointed our Chief Financial Officer to serve additionally as Interim Principal Executive Officer. As a result, the principal executive officer, principal financial officer and principal accounting officer functions are currently performed by a single officer, which may adversely affect our supervisory review structure and segregation of duties while that arrangement continues. We cannot assure you that our remediation measures will be sufficient to address the material weakness or prevent future control deficiencies, particularly given our limited financial resources and the constraints associated with expanding our accounting staff and improving our financial systems.
We have also identified deficiencies in our controls over the preparation and review of non-financial disclosure in our periodic reports, including our exhibit indices, our description of securities and the cover pages of our periodic reports. As a result of these deficiencies, our disclosure controls and procedures were not effective as of July 31, 2026.
The existence of the material weakness and control deficiencies could adversely affect our ability to accurately report our financial condition and results of operations and to comply with our reporting obligations. It may also impact investor confidence, potentially leading to a decline in our stock price and increased scrutiny from regulatory authorities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table presents information related to our repurchases of common stock during the three months ended July 31, 2026:

	Total Number of Shares Purchased(A)	Average Price Paid per Share(B)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
May 1, 2026 to May 31, 2026	699,996	$2.92	699,996	$230,599
June 1, 2026 to June 30, 2026	734,116	2.39	734,116	228,860
July 1, 2026 to July 31, 2026	—	—	—	228,860
Total for the Quarter Ended July 31, 2026	1,434,112	2.65	1,434,112

A.On September 22, 2025, our Board of Directors announced it had authorized a stock repurchase program providing for the repurchase of up to $250.0 million of our outstanding common stock (the “Repurchase Plan”), with no expiration from the date of authorization. The Repurchase Plan will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. Repurchases under the Repurchase Plan may be made from time to time through open market transactions, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including under Rule 10b-18, subject to market conditions. Repurchases will be funded through a combination of cash on hand, future cash flow from operations, and borrowings.
B.Average price paid per share includes broker commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the quarter ended July 31, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Restated Articles of Incorporation of CEA Industries Inc, filed with the Secretary of State of Nevada on September 4, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 4, 2026).

3.2	Certificate of Designation of Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A filed December 29, 2025).
3.3	Amended and Restated Bylaws dated June 23, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed June 24, 2026).
10.1	Master Loan Agreement, dated April 30, 2026, by and between the Registrant and BitGo Prime, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2026).
10.2+	Severance Agreement, dated May 4, 2026, by and between the Registrant and Anthony K. McDonald (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed May 6, 2026).
10.3*+	Separation Agreement, dated June 10, 2026, by and between the Registrant and Nicholas J. Etten.
10.4
Cooperation Agreement, dated June 23, 2026, by and between the Registrant and YZi Labs Management Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 24, 2026).

10.5+
Consulting Agreement, dated July 20, 2026, by and between the Registrant and W4 LLC related to Alex Odagiu (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 24, 2026).

10.6*	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.7*+	CEA Industries Inc. 2017 Equity Incentive Plan.
10.8*+	Independent Director Board Committee Extraordinary Service Compensation Policy.
10.9*	Ceffu Digital Pte Ltd. Terms of Use, as in effect on July 31, 2026.
31.1*	Certification of Principal Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*
Certification of Principal Financial and Accounting Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
+    Indicates a management contract or compensatory plan.
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA INDUSTRIES INC.
(the "Registrant")

Dated: September 11, 2026	By:	/s/ William B. Miller
William B. Miller
Interim Principal Executive Officer and Chief Financial Officer
(Interim Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)